Form 10QSB
period 1996-03-31
RICKS CABARET INTERNATIONAL INC
filed 1996-05-15
CIK 935419

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                  FORM 10-QSB
                                  -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26958

                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Texas                                                76-0037324
  (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

                               3113 Bering Drive
                              Houston, Texas 77057
          (Address of principal executive offices, including zip code)

                                 (713) 785-0444
              (Registrant's telephone number, including area code)

                                  -----------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At May 10, 1996, 3,640,000 shares of common stock, $.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

- - --------------------------------------------------------------------------------

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS


                                                                                     Page(s)
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1996 (unaudited)
                  and September 30, 1995                                               3

         Consolidated Statements of Operations for the three months and six months
                  ended March 31, 1996 and 1995 (both unaudited)                       4

         Consolidated Statements of Cash Flows for the six months ended
                  March 31, 1996 and 1995 (both unaudited)                             5

         Notes to Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7-10


PART II - OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings                                                            11

SIGNATURES                                                                            12
- - ----------

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                             March 31,    September 30,
                                                               1996            1995
                                                            -----------   -------------
                                                            (unaudited)
                                    ASSETS

Current assets:
   Cash                                                     $ 3,838,769    $   195,112
   Accounts receivable                                           21,723           --
   Inventories                                                   31,606         31,612
   Prepaid expenses                                              56,684         51,455
                                                            -----------    -----------
      Total current assets                                    3,948,782        278,179
                                                            -----------    -----------

Property and equipment:
   Buildings, land and leasehold improvements                   949,090        664,902
   Furniture and equipment                                      731,597        486,447
                                                            -----------    -----------
                                                              1,680,687      1,151,349

   Less accumulated depreciation                               (464,537)      (408,717)
                                                            -----------    -----------

                                                              1,216,150        742,632
                                                            -----------    -----------

Other assets:
   Deferred offering costs (Note 2)                                --          389,680
   Other                                                         61,912         38,967
                                                            -----------    -----------
                                                            $ 5,226,844    $ 1,449,458
                                                            ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                        $   117,703    $   193,139
   Accounts payable - trade                                     338,542        501,012
   Accrued expenses                                             169,532         97,753
   Income taxes payable                                          46,495        227,495
                                                            -----------    -----------
      Total current liabilities                                 672,272      1,019,399
                                                            -----------    -----------

Long-term debt, less current portion                            158,567        212,833

                                                            -----------    -----------
          Total liabilities                                     830,839      1,232,232
                                                            -----------    -----------

Commitments and contingencies                                      --             --

Stockholders' equity  (Note 2):
   Preferred stock - $.10 par, authorized
      1,000,000 shares; none issued                                --
   Common stock - $.01 par, authorized 15,000,000 shares;
      issued 3,640,000 and 1,800,000, respectively               36,400         18,000
   Additional paid in capital                                 4,251,559           --
   Retained earnings                                            108,046        199,226
                                                            -----------    -----------
      Total stockholders' equity                              4,396,005        217,226
                                                            -----------    -----------

                                                            $ 5,226,844    $ 1,449,458
                                                            ===========    ===========


See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Six Months Ended March 31, 1996 and 1995

                                      Three Months Ended March 31,   Six Months Ended March 31,
                                      ----------------------------   --------------------------
                                           1996           1995          1996           1995
                                       -----------    -----------    -----------    -----------
                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues:
   Sales of alcoholic beverages        $   629,898    $   663,721    $ 1,196,006    $ 1,191,293
   Sales of food                            92,804         58,563        132,729        109,566
   Service revenues                        464,768        471,874        912,330        833,717
   Other                                    13,413        101,335        127,944        149,946

                                       -----------    -----------    -----------    -----------
                                         1,200,883      1,295,493      2,369,009      2,284,522
                                       -----------    -----------    -----------    -----------

Operating expenses:
   Cost of goods sold                      220,742        193,882        435,692        342,835
   Salaries and wages                      424,637        358,643        794,928        629,952
   Other general and administrative:
      Taxes and permits                    162,011        162,271        304,340        279,715
      Charge card fees                      29,285         39,154         37,540         68,145
      Rent                                  78,081        112,838        148,200        204,819
      Legal and accounting                  22,367         44,457         39,573         57,335
      Advertising                          141,389         86,853        323,943        156,310
      Other                                260,703        194,528        448,146        373,380

                                       -----------    -----------    -----------    -----------
                                         1,339,215      1,192,626      2,532,362      2,112,491
                                       -----------    -----------    -----------    -----------

Income (loss) from operations             (138,332)       102,867       (163,353)       172,031

Other income (expense)
   Interest income                          51,595            439         92,943            439
   Interest expense                         (4,443)        (6,596)        (8,582)       (17,101)
                                       -----------    -----------    -----------    -----------
                                            47,152         (6,157)        84,361        (16,662)
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes          (91,180)        96,710        (78,992)       155,369

   Income taxes                               --           37,300          4,800         60,300
                                       -----------    -----------    -----------    -----------

Net income (loss)                      $   (91,180)   $    59,410    $   (83,792)   $    95,069
                                       ===========    ===========    ===========    ===========

Net income (loss) per common share     $     (0.03)   $      0.03    $     (0.02)   $      0.05
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding      3,640,000      1,800,000      3,640,000      1,800,000
                                       ===========    ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended March 31, 1996 and 1995



                                                               1996           1995
                                                            -----------    -----------
                                                            (unaudited)    (unaudited)
Net (loss) income                                           $   (83,792)   $    95,069

Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation                                                   55,820         45,550
  Changes in assets and liabilities:
    Accounts receivable                                         (21,723)       (13,137)
    Inventories                                                       6        (12,226)
    Prepaid expenses and other assets                            (5,229)
    Accounts payable and accrued liabilities                    (90,691)       (74,676)
    Income taxes payable                                       (181,000)        20,000
                                                            -----------    -----------
      Net cash (used in) provided by operating activities      (326,609)        60,580
                                                            -----------    -----------

Cash flows from investing activities:
  Additions to property and equipment                          (529,338)       (86,533)
  Increase in other assets                                      (22,945)        (1,054)
                                                            -----------    -----------
      Net cash used in investing activities                    (552,283)       (87,587)
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock                      4,834,450          1,777
  Proceeds from borrowing                                                      161,137
  Payments on long-term debt                                   (137,090)
  Increase in deferred financing costs                         (174,811)      (150,043)
                                                            -----------    -----------
      Net cash provided by financing activities               4,522,549         12,871
                                                            -----------    -----------

Net increase (decrease) in cash                               3,643,657        (14,136)

Cash at beginning of period                                     195,112        113,630
                                                            -----------    -----------

Cash at end of period                                       $ 3,838,769    $    99,494
                                                            ===========    ===========


Cash paid during the period for:
  Interest                                                  $     8,582    $    10,505
                                                            ===========    ===========

  Income taxes                                              $   181,000    $    20,000
                                                            ===========    ===========

Non-cash transaction:
  On December 29, 1994, the Company acquired certain land with a $95,000 note.





See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


2.       PUBLIC OFFERING

         On October 13, 1995, the Company completed its offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions, and expenses of the offering.

         A portion of the proceeds of the Company's public offering has been used for capital improvements at the existing Houston, Texas location, payments on the Company's existing borrowings, and for working capital. The balance is primarily being invested temporarily in cash equivalents and short term investments.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ending September 30, 1995.

GENERAL

The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. The Company's fiscal year end is September 30.

Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 60% of total revenues, and charges to the entertainers and cover charges which comprise approximately 38% of total revenues for the second quarter of fiscal 1996 revenues. For the second quarter of fiscal 1995, these percentages were 56% and 36%, respectively. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $550 to $1,200 for a lifetime membership. Additional benefits include waiver of cover charges, 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased. Membership sales were $9,550 and $14,850 , which represented sales of 12 and 18 memberships, respectively, for the second quarter of fiscal years 1996 and 1995.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to the Three Months Ended March 31, 1995. For the quarter ending March 31, 1996, the Company had consolidated total revenues of $1,200,883, a decrease of $94,610 from fiscal 1995 second quarter revenues of $1,295,493. Single location revenues for Rick's Cabaret declined 10% from the second quarter of fiscal 1995 or approximately $110,000. The decline at Rick's Cabaret is offset by Tantra revenues of $170,000 during the second quarter of fiscal 1996 and $155,000 during its first quarter of operations in fiscal 1995. The overall decline in revenues for Rick's Cabaret is largely attributable to the increased level of competition in the Houston, Texas area. Management intends to offset this revenue decline with the opening of an additional location in New Orleans, Louisiana during the first quarter of fiscal 1997. Currently management is also studying potential acquisitions which would additionally serve to offset the current revenue declines.

Cost of goods sold were 31% and 27% of sales of alcoholic beverages and food for the second quarters of fiscal 1996 and 1995, respectively. This is an improvement from 37% which was experienced during the first quarter of fiscal 1996. Higher costs at that time were caused from renovations to the kitchen area at Rick's Cabaret during the months of November and December, 1995 causing the Company to use outside sources for catering lunch and dinner meals which resulted in a limited menu offerings at higher costs. Additionally, in order to capitalize on the media attention given the Company over the successful completion of the public offering, the Company had several promotional events where drinks were discounted, which resulted in decreased margin the first quarter of fiscal 1996.

Salaries and wages increased 18% or $65,994 from the second quarter of fiscal 1995 due to the addition of management personnel and staff in the kitchen and administrative areas of the Company. Management staffing is currently increased in order to have adequately trained personnel to assist with the planning, and pre-opening activities of the New Orleans location and other potential locations which are currently being studied.

Other general and administrative expenses increased 8% or $53,735 from the second quarter of fiscal 1995 to the second quarter of fiscal 1996. Charge card fees decreased $9,869 largely due to increased cash sales during the second quarter of fiscal 1996. Advertising and promotion increased by $54,536 as the Company continued an outdoor advertising campaign in order to capitalize on the extensive media attention the Company attracted as a result of the public offering completion. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. During fiscal year 1995, the Company engaged an advertising and public relations firm to assist with the placement of advertising. Other costs increased during the second quarter of fiscal 1996 as a result of increased travel and lodging costs incurred by staff involved with the opening of the New Orleans location and the review of other potential acquisitions.

Interest income increased to $51,595 during the second quarter of fiscal 1996 as a result of investing the proceeds of the Company's public offering. Interest expense was reduced to $4,443 from $6,596 during the second quarter of fiscal 1996 due to a reduction in the average amount of bank and lease financing debt outstanding during the second quarter of fiscal 1996.

The Company experienced a net loss for the second quarter of fiscal 1996 of ($91,180) compared to net income of $59,410 for the second quarter of fiscal 1995. Management anticipates that the Company may also experience losses for the third and fourth quarters of fiscal 1996 until revenue growth from acquisitions and the opening of new locations is realized.

Six Months Ended March 31, 1996 compared to the Six Months Ended March 31, 1995. For the six months March 31, 1996, the Company had consolidated net revenues of $2,369,009, an increase of $84,487 from the net revenues of $2,284,522 for the six months ended March 31, 1995. Single location revenues of Rick's Cabaret declined 7% as compared to the first six months of fiscal 1995 or approximately $134,000. The decline at Rick's Cabaret is offset by Tantra revenues of $373,581 during the six months ended March 31, 1996.

Cost of goods sold were 33% and 26% of sales of alcoholic beverages and food for the first six months of fiscal 1996 and 1995, respectively. Renovations to the kitchen area at Rick's Cabaret during the months of November and December, 1995 required the Company to use outside sources for catering lunch and dinner meals which resulted in limited menu offerings at higher costs.

Salaries and wages increased 26% or $164,976 from the first six months of fiscal 1995 due to the addition of Tantra ($46,716) and the addition of management personnel and staff in anticipation of opening additional locations.

Other general and administrative expenses increased 14% or $162,038 from the first six months of fiscal 1995. Taxes and permits increased 9% from the first six months of fiscal 1995 due to the acquisition and opening of Tantra. Charge card fees decreased $30,605 largely due to increased cash sales during fiscal 1996. Rent declined due to the acquisition of a parking lot which was previously leased and is currently used extensively with the Tantra operation. Advertising and promotion increased by $167,633 as the Company started and extensive outdoor and radio advertising campaign. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. During fiscal year 1995, the Company engaged an advertising and public relations firm to assist with the placement of advertising. Other costs increased as result of increased travel and lodging costs incurred by staff involved with the opening of the New Orleans location and the review of other potential acquisitions.

Interest income increased to $92,943 for the six months ended March 31, 1996 as a result of investing the proceeds of the Company's public offering. Interest expense was reduced to $8,582 from $17,101 during the six months of fiscal 1996 due to a reduction in the average amount of bank and lease financing debt outstanding.

The Company experienced a net loss for the six months ended March 31, 1996 of ($83,792) compared to net income of $95,069 for the six months of fiscal 1995. Management anticipates that the Company may also experience losses for the third and fourth quarters of fiscal 1996 until revenue growth from acquisitions and the opening of new locations is realized.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company had working capital of $3,276,510 as a result of
the successful completion of the Company's initial public offering.   Funds
available to the Company (after deducting underwriting commissions and expenses associated with the offering) approximated $4,270,000 and will be used for capital improvements to the original Houston location, opening two additional locations, and for general corporate working capital purposes.

In the opinion of management, working capital is not a true indicator of the financial status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction. In addition, trade payables and accrued liabilities are comprised of more than $100,000 in legal fees and accrued settlements which are paid on extended terms. These legal fees and settlements resulted from litigation concluded in 1992 and the Company does not anticipate incurring legal fees to this extent in the future.


SEASONALITY

The Company is significantly affected by seasonal factors. Typically, Rick's has experienced reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In Dallas Fontenot and Robert L. Watters v. Casa El Sol--Acapulco, S.A. and Zu Corporation, Cause No. 91-09194 in the 125th District Court of Harris County, Texas (the "Zu Lawsuit"), filed in 1991, Mr. Watters and a former stockholder of the Company (the "Plaintiffs") filed suit against another former stockholder of the Company (the "Defendant"). The suit sought to compel the Defendant to convey to the Plaintiffs all of its ownership interest in two entities, one of which, Zu Corporation, owns the land and building where Rick's is located and which is leased by the Company. The Defendant joined the Company as a party to the lawsuit, claiming that the Company had breached its lease agreement due to the alleged late payment of rent for one month. The case was tried in August, 1992 and judgment was rendered in favor of the Plaintiffs and the Company. The Defendant appealed this decision to the Texas Court of Appeals 14th Judicial District. The Court of Appeals, in an opinion rendered in August, 1995, reversed and remanded the case for a new trial in the District Court. Upon a re-hearing of this case, the Court of Appeals, in an opinion rendered February 1, 1996, from which one of three Justices dissented, reversed and rendered judgment against Mr. Watters and the Company. The Company filed a motion for rehearing of the decision of the Court of Appeals, which was denied on May 2, 1996.

         The Company intends to file an Application for Writ of Error with the Texas Supreme Court. Based on the reasoning of the dissenting opinion to the decision of the Court of Appeals, counsel to the Company believes that there is a likelihood that the Supreme Court will grant the Company's Application for Writ of Error. Counsel has advised the Company that this appellate process is likely to require from four to thirty months depending upon whether the Texas Supreme Court grants the Company's Application for Writ of Error. During this time, the Company anticipates that it will continue to operate in its present location.

         If the Company is unsuccessful in overturning the decision of the Court of Appeals and is unable to successfully renegotiate a new lease, it will
be necessary for the Company to relocate Rick's.   While the Company believes
that it could relocate Rick's to an equally desirable location, such a move could have a material adverse impact on the Company. While the Company would extensively advertise its new location, it is possible that some customers would be lost to other competing clubs in the vicinity of Rick's present location. It is likely that a change in location would result in some decline in revenue for a period until goodwill could be established at the new location. Other adverse effects of a change of location could include the cost of the move and the lost revenue during any period that Rick's would be unable to operate during such move.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        RICK'S CABARET INTERNATIONAL, INC.



Date: May 14, 1996                      By:      /s/ Robert L. Watters
                                            -----------------------------------
                                              Robert L. Watters, President


                                        By:           /s/ Gary White
                                            -----------------------------------

                                            Gary White, Chief Financial Officer
                                                 and Chief Accounting Officer

      EXHIBIT INDEX


    27  --  Financial Data Schedule