Form 10-Q
period 1996-06-30
RICKS CABARET INTERNATIONAL INC
filed 1996-08-14
CIK 935419

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                  FORM 10-QSB
                               _________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30, 1996

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

                                 (713) 785-0444
              (Registrant's telephone number, including area code)
                               _________________


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

     At June 30, 1996, 3,672,670 shares of common stock, $.01 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one); Yes [ ] No [x]

________________________________________________________________________________

                      RICK'S CABARET INTERNATIONAL, INC.

                                    CONTENTS


                                                                                       Page(s)
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 (unaudited)
              and September 30, 1995                                                      3

         Consolidated Statements of Operations for the three months and nine months
              ended June 30, 1996 and 1995 (both unaudited)                               4

         Consolidated Statements of Cash Flows for the nine months ended
              June 30, 1996 and 1995 (both unaudited)                                     5

         Notes to Consolidated Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         7-10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               11

Item 5.  Other Information                                                               12


SIGNATURES                                                                               13

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                              June 30,           September 30,
                                                                1996                 1995
                                                             ----------          -------------
                                                             (unaudited)
                                            ASSETS
Current assets:
    Cash                                                     $2,832,654           $  195,112
    Accounts receivable                                         179,664               -
    Inventories                                                  33,707               31,612
    Prepaid expenses                                            181,069               51,455
                                                             ----------           ----------
          Total current assets                                3,227,094              278,179
                                                             ----------           ----------
Property and equipment:
    Buildings, land and leasehold improvements                1,852,863              664,902
    Furniture and equipment                                     736,470              486,447
                                                             ----------           ----------
                                                              2,589,333            1,151,349

    Less accumulated depreciation                              (493,633)            (408,717)
                                                             ----------           ----------
                                                              2,095,700              742,632
                                                             ----------           ----------
Other assets:
    Deferred offering costs (Note 2)                             -                   389,680
    Other                                                        78,857               38,967
                                                             ----------           ----------
                                                             $5,401,651           $1,449,458
                                                             ==========           ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                        $   31,895           $  193,139
    Accounts payable - trade                                    582,571              501,012
    Accrued expenses                                            325,599               97,753
    Income taxes payable                                         47,145              227,495
                                                             ----------           ----------
          Total current liabilities                             987,210            1,019,399

Long-term debt, less current portion                            120,110              212,833
                                                             ----------           ----------
              Total liabilities                               1,107,320            1,232,232
                                                             ----------           ----------
Commitments and contingencies                                    -                    -

Stockholders' equity  (Note 2):
    Preferred stock - $.10 par, authorized
          1,000,000 shares; none issued                                               -
    Common stock - $.01 par, authorized 15,000,000 shares;
          issued 3,672,670 and 1,800,000, respectively           36,727               18,000
    Additional paid in capital                                4,417,897               -
    Retained  earnings (deficit)                               (160,293)             199,226
                                                             ----------           ----------
          Total stockholders' equity                          4,294,331              217,226
                                                             ----------           ----------
                                                             $5,401,651           $1,449,458
                                                             ==========           ==========


         See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                          Three Months Ended June 30,         Nine Months Ended June 30,
                                          --------------------------         ----------------------------
                                              1996         1995                 1996             1995
                                          -----------   ------------         ----------       -----------
                                           (unaudited)  (unaudited)          (unaudited)      (unaudited)
Revenues:
   Sales of alcoholic beverages            $  594,907   $  662,602           $1,790,913       $1,853,895
   Sales of food                               85,560       44,367              218,289          153,933
   Service revenues                           457,982      457,044            1,370,312        1,290,761
   Other                                       11,831       28,610              139,775          178,556
                                           ----------   ----------           ----------       ----------
                                            1,150,280    1,192,623            3,519,289        3,477,145
                                           ----------   ----------           ----------       ----------

Operating expenses:
   Cost of goods sold                         225,064      191,144              660,756          533,979
   Salaries and wages                         450,248      299,464            1,245,176          929,416
   Other general and administrative:
      Taxes and permits                       155,945      134,110              460,285          413,825
      Charge card fees                         24,260       33,691               61,800          101,836
      Rent                                     95,107       62,647              243,307          267,466
      Legal and accounting                    118,726       50,552              158,299          107,887
      Advertising                             124,406       74,804              448,349          231,114
      Other                                   418,804      229,872              866,950          603,252
                                           ----------   ----------           ----------       ----------
                                            1,612,560    1,076,284            4,144,922        3,188,775
                                           ----------   ----------           ----------       ----------
Income (loss) from operations                (462,280)     116,339             (625,633)         288,370

Other income (expense)
   Interest income                             41,949                           134,892
   Interest expense                            (4,196)     (17,674)             (12,778)         (34,336)
                                           ----------   ----------           ----------       ----------
                                               37,753      (17,674)             122,114          (34,336)
                                           ----------   ----------           ----------       ----------
Income (loss) before income taxes            (424,527)      98,665             (503,519)         254,034

   Income taxes (benefit)                     (96,800)      30,933             (144,000)          91,233
                                           ----------   ----------           ----------       ----------
Net income (loss)                          $ (327,727)  $   67,732           $ (359,519)      $  162,801
                                           ==========   ==========           ==========       ==========
Net income (loss) per common share         $    (0.09)  $     0.04           $    (0.10)      $     0.09
                                           ==========   ==========           ==========       ==========
Weighted average shares outstanding         3,649,074    1,800,000            3,643,025        1,800,000
                                           ==========   ==========           ==========       ==========





          See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                   1996                1995
                                                               ------------         ----------
                                                                (unaudited)         (unaudited)
Net (loss) income                                              $  (359,519)         $ 162,801

Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation                                                      84,376             72,922
  Changes in assets and liabilities:
    Accounts receivable                                           (179,664)           (10,336)
    Inventories                                                     (2,095)           (12,932)
    Prepaid expenses and other assets                             (129,614)            (6,188)
    Accounts payable and accrued liabilities                       309,405            104,663
    Income taxes payable                                          (180,305)            37,551
                                                               -----------          ---------
      Net cash (used in) provided by operating activities         (457,416)           348,481
                                                               -----------          ---------
Cash flows from investing activities:
  Additions to property and equipment                           (1,437,984)          (266,409)
  Increase in other assets                                         (39,890)            -
                                                               -----------          ---------
      Net cash used in investing activities                     (1,477,874)          (266,409)
                                                               -----------          ---------
Cash flows from financing activities:
  Proceeds from the sale of common stock                         4,834,450             -
  Common stock issued for services                                 111,109
  Proceeds from borrowing                                                             244,075
  Payments on long-term debt                                      (197,916)          (200,809)
  Increase in deferred financing costs                            (174,811)          (137,615)
                                                               -----------          ---------
      Net cash provided by (used in) financing activities        4,572,832            (94,349)
                                                               -----------          ---------
Net increase (decrease) in cash                                  2,637,542            (12,277)

Cash at beginning of period                                        195,112            113,630
                                                               -----------          ---------

Cash at end of period                                          $ 2,832,654          $ 101,353
                                                               ===========          =========

Cash paid during the period for:
  Interest                                                     $    12,778          $  34,336
                                                               ===========          =========
  Income taxes                                                 $   181,000          $  53,681
                                                               ===========          =========

Non-cash transactions:
  On December 29, 1994, the Company acquired certain land with a $95,000 note. On May 21, 1996 the Company issued 16,667 shares of stock as compensation for service On June 21, 1996 the Company issued 16,663 shares of stock as compensation for services



          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


2.    PUBLIC OFFERING

      On October 13, 1995, the Company completed its offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions, and expenses of the offering.

      A portion of the proceeds of the Company's public offering has been used for capital improvements at the existing Houston, Texas location, acquisition of land for a new Houston location, initial demolition and refurbishment of the New Orleans location, payments on the Company's existing borrowings, and for working capital purposes. The balance is primarily being invested temporarily in cash equivalents and short term investments.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ending September 30, 1995.

GENERAL

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company presently anticipates that it will open its new facility in New Orleans in November, 1996. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company plans to build a new adult oriented nightclub at this location within the next twelve to eighteen months. The Company's fiscal year end is September 30.

     Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 59% of total revenues, and charges to the entertainers and cover charges which comprise approximately 40% of total revenues for the third quarter of fiscal 1996 revenues. For the third quarter of fiscal 1995, these percentages were 59% and 38%, respectively. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $550 to $1,200 for a lifetime membership. Additional benefits include waiver of cover charges, 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased. Membership sales were $3,510 and $7,950, which represented sales of 8 and 17 memberships, respectively, for the third quarter of fiscal years 1996 and 1995.


RESULTS OF OPERATIONS

     Three Months Ended June 30, 1996 compared to the Three Months Ended June 30, 1995. For the quarter ending June 30, 1996, the Company had consolidated total revenues of $1,150,280, a decrease of $42,343 from fiscal 1995 third quarter revenues of $1,192,623. Single location revenues for Rick's Cabaret declined 7% from the third quarter of fiscal 1995 or approximately $65,300. The decline at Rick's Cabaret is offset by Tantra revenues of $215,000 during the third quarter of fiscal 1996 and $135,113 during the same quarter in fiscal 1995. The overall decline in revenues for Rick's Cabaret is largely attributable to the increased level of competition in the Houston, Texas area. Management intends to offset this revenue decline with the opening of an additional location in New Orleans, Louisiana during the first quarter of fiscal 1997. Currently management is also studying potential acquisitions which would additionally serve to offset the current revenue declines.

     Cost of goods sold were 33% and 27% of sales of alcoholic beverages and food for the third quarters of fiscal 1996 and 1995, respectively. This continues to remain an improvement from 37% which was experienced during the first quarter of fiscal 1996. Higher costs at that time were caused from renovations to the kitchen area at Rick's Cabaret during the months of November and December, 1995 causing the Company to use outside sources for catering lunch and dinner meals which resulted in a limited menu offerings at higher costs. Additionally, in order to capitalize on the media attention given the Company over the successful completion of the public offering, the Company had several promotional events where drinks were discounted, which resulted in decreased margin the first quarter of fiscal 1996. The Company has currently embarked on a program to improve margins from food sales and food service efficiency.

     Salaries and wages increased 50% or $150,784 from the third quarter of fiscal 1995 due to the addition of management personnel and staff in the kitchen and administrative areas of the Company. Management staffing is currently increased in order to have adequately trained personnel to assist with the planning, and pre-opening activities of the New Orleans location and other potential locations which are currently being studied.

     Other general and administrative expenses increased 60% or $351,572 from the third quarter of fiscal 1995 to the third quarter of fiscal 1996. Charge card fees decreased $9,431 largely due to increased cash sales during the third quarter of fiscal 1996. Legal and accounting increased $68,174 as a result of additional fees incurred as two of the Companies lawsuits approached the final settlement phases. Advertising and promotion increased by $33,920 as the Company continued an outdoor advertising campaign in order to capitalize on the extensive media attention the Company attracted as a result of the public offering completion. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. During fiscal year 1995, the Company engaged a advertising and public relations firm to assist with the placement of advertising. Other costs increased during the third quarter of fiscal 1996 as a result of (i) an accrual for $85,000 to recognize refunds due wait staff employees in Houston for shift charges and tip processing fees. (ii) expense of $56,000 to reflect the cost of a financial marketing company advising the Company in financial matters, (iii) and additional accrual of $50,000 to reflect costs of a legal settlement and (iv) increased travel and lodging costs incurred by staff involved with the opening of the New Orleans location and the review of other potential acquisitions. During the third quarter of fiscal 1996, the Company recognized expenses of $37,000 for rent and on-going facility costs relating to the New Orleans location which is currently undergoing renovation and is not expected to produce revenues until the first quarter of fiscal 1997.

     Interest income increased to $41,949 during the third quarter of fiscal 1996 as a result of investing the proceeds of the Company's public offering. Interest expense was reduced to $4,196 from $17,674 during the third quarter of fiscal 1996 due to a reduction in the average amount of bank and lease financing debt outstanding during the third quarter of fiscal 1996.

     The Company experienced a net loss for the third quarter of fiscal 1996 of ($327,727) compared to net income of $67,732 for the third quarter of fiscal 1995. Management anticipates that the Company will also experience losses for the fourth quarter of fiscal 1996 and for the fiscal year ended September 30, 1996 and may continue to experience losses in early fiscal 1997 until revenue growth from acquisitions and the opening of new locations is realized.


     Nine Months Ended June 30, 1996 compared to the Nine Months Ended June 30, 1995. For the nine months ended June 30, 1996, the Company had consolidated net revenues of $3,519,289, an increase of $42,144 from the net revenues of $3,477,145 for the nine months ended June 30, 1995. Single location revenues of Rick's Cabaret declined approximately $199,300 as compared to the first nine months of fiscal 1995. The decline at Rick's Cabaret is offset by Tantra revenues of $291,507 during the nine months ended June 30, 1996.

     Cost of goods sold were 33% and 27% of sales of alcoholic beverages and food for the first nine months of fiscal 1996 and 1995, respectively. Renovations to the kitchen area at Rick's Cabaret during the months of November and December, 1995 required the Company to use outside sources for catering lunch and dinner meals which resulted in limited menu offerings at higher costs. For the fourth quarter of fiscal 1996, the Company has embarked on a program to improve margins from food sales and food service efficiency.

     Salaries and wages increased 34% or $315,760 from the first nine months of fiscal 1995 due to the addition of Tantra and the addition of management personnel and staff in anticipation of opening additional locations.

     Other general and administrative expenses increased 30% or $513,610 from the first nine months of fiscal 1995. Taxes and permits increased 11% from the first nine months of fiscal 1995 due to the acquisition and opening of Tantra. Charge card fees decreased $40,036 largely due to increased cash sales during fiscal 1996. Rent declined due to the acquisition of a parking lot which was previously leased and is currently used extensively with the Tantra operation, however this decline is expected to reverse with the renovation of the New Orleans location. Legal and accounting increased $50,412 as a result of additional fees incurred as two of the Company's lawsuits approached the final settlement phases. Advertising and promotion increased by $217,235 as the Company started an extensive outdoor and radio advertising campaign. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. During fiscal year 1995, the Company engaged an advertising and public relations firm to assist with the placement of advertising. Other costs increased during the nine months of fiscal 1996 as a result of (i) an accrual for $85,000 to recognize refunds due wait staff employees in Houston for shift charges and tip processing fees. (ii) expense of $56,000 to reflect the cost of a financial marketing company advising the Company in financial matters, (iii) and additional accrual of $50,000 to reflect costs of a legal settlement and (iv) increased travel and lodging costs incurred by staff involved with the opening of the New Orleans location and the review of other potential acquisitions. During the nine months of fiscal 1996, the Company recognized expenses of $37,000 for rent and on-going facility costs relating to the New Orleans location which is currently undergoing renovation and is not expected to produce revenues until the first quarter of fiscal 1997.

     Interest income increased to $134,892 for the nine months ended June 30, 1996 as a result of investing the proceeds of the Company's public offering. Interest expense was reduced to $12,778 from $34,336 during the nine months of fiscal 1996 due to a reduction in the average amount of bank and lease financing debt outstanding.

     The Company experienced a net loss for the nine months ended June 30, 1996 of ($359,519) compared to net income of $162,801 for the nine months of fiscal 1995. Management anticipates that the Company will also experience losses for the fourth quarter of fiscal 1996 and for the fiscal year ended September 30, 1996 and may continue to experience losses in early fiscal 1997 until revenue growth from acquisitions and the opening of new locations is realized.



LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 the Company had working capital of $2,095,884 as a result
of the successful completion of the Company's initial public offering.   Funds
available to the Company (after deducting underwriting commissions and expenses associated with the offering) approximated $4,270,000 and will be used for capital improvements to the original Houston location, opening two additional locations, and for general corporate working capital purposes.

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

     The Company has filed an Application for Writ of Error with the Texas Supreme Court. Based on the reasoning of the dissenting opinion to the decision of the Court of Appeals, counsel to the Company believes that there is a likelihood that the Supreme Court will grant the Company's Application for Writ of Error. Counsel has advised the Company that this appellate process is likely to require from four to thirty months depending upon whether the Texas Supreme Court grants the Company's Application for Writ of Error. During this time, the Company anticipates that it will continue to operate in its present location.

     If the Company is unsuccessful in overturning the decision of the Court of Appeals and is unable to successfully renegotiate a new lease, it will be
necessary for the Company to relocate Rick's.   While the Company believes that
it could relocate Rick's to an equally desirable location, and, in fact, has recently completed the acquisition of a tract of land in Houston, Texas, upon which to build a new facility, such a move could have a material adverse impact on the Company. While the Company would extensively advertise its new location, it is possible that some customers would be lost to other competing clubs in the vicinity of Rick's present location. It is likely that a change in location would result in some decline in revenue for a period until goodwill could be established at the new location. Other adverse effects of a change of location could include the cost of the move and the lost revenue during any period that Rick's would be unable to operate during such move.

     In Vernon Young, Jr. v. Dallas J. Fontenot, Jr., Trumps, Inc. and Robert Lewis Watters, Cause No. 87-33344 in the 11th District Court of Harris County, Texas (the "Young Lawsuit"), filed in 1987, Dallas Fontenot, one of the former stockholders of the Company was sued over his ownership interest in the Company. Mr. Watters and the Company were joined in the litigation based on allegations that they had improperly transferred certain assets to the Company from another corporation that had previously operated

Rick's. In June, 1993, Summary Judgment was rendered in favor of the Company and Mr. Watters by the District Court. Subsequent to an appeal by the party suing the former stockholder, the Texas Court of Appeals, 8th Judicial District reversed the summary judgment and remanded the case to the trial court. The Company filed an application for Writ of Error with the Texas Supreme Court. This Writ was denied and the case was remanded to the district court for trial. The Company and Mr. Watters recently mediated this matter and pursuant to such mediation, entered into a settlement agreement with the Plaintiff, Mr. Young. The settlement agreement provides that the litigation will be dismissed, with prejudice, as to the Company, Mr. Watters and all other entities with which Mr. Watters is or was associated. The documents evidencing this settlement agreement are presently being prepared by legal counsel. If, for any reason, this settlement is not consummated, the Company believes, after consultation with counsel, that it has substantial defenses to the claims being asserted against it, and that the risk of material financial exposure to the Company is remote. There can be no assurance, however, that the Company will be successful in asserting its defenses or that any judgment that may be rendered against the Company will not be material.

     In Richard Ball, Cynthia Ball, Eric Ward, Malia Gurney, as next friend of Jonathan Ward and Joshua Ward, minors, Wayne Ward and Frances Ward v. Trumps, Inc., d/b/a Rick's Cabaret and 3113 Bering Corporation d/b/a Rick's Cabaret, Cause No. 93-060776 (the "Ball Lawsuit"), filed in 1993, the Company was sued by the relatives of a deceased car accident victim. This suit, filed in the 190th District Court of Harris County, Texas, alleged that one of the Company's employees wrongfully caused the death of the accident victim. The suit alleged that an employee of the Company had become intoxicated at Rick's and subsequently was involved in an automobile accident in which the victim was killed. The Company answered the Original Complaint and denied all of the allegations. The Company recently settled this litigation making a nominal payment of less than $4,000 to the Plaintiffs.

ITEM. 5 OTHER INFORMATION.

     On July 11, 1996, the Company entered into an agreement with Classic Affairs, Inc., to purchase Shiek's Palace Royale in Minneapolis, Minnesota. The agreement with Shiek's Palace Royale, is subject to the completion of due diligence and approval of the Board of Directors of the Company and regulatory authorities.

     Shiek's Palace Royale, a first class cabaret featuring adult entertainment located in downtown Minneapolis, has been in existence for eight years, and is currently the premiere adult cabaret in Minneapolis. Known as one of the nation's finest clubs it is situated in an historic landmark building which once housed the Federal Reserve Bank in Minneapolis, and is signed to a twenty year lease.

     The Company plans for the facility to include minor interior refurbishing and expansion of the kitchen facilities. The Company's plans are to offer a first class menu to complement the outstanding entertainment presently offered by Shiek's Palace Royale.

     Located within walking distance of the nightclub is the Target Center and The Metrodome where The Minnesota Timberwolves, The Vikings and The Twins play. The city is known both for its well-developed downtown entertainment venue and for the number of Fortune 500 companies headquartered in the city. The Minneapolis/St. Paul area has a population of nearly 2.5 million people.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     RICK'S CABARET INTERNATIONAL, INC.



Date: August 13, 1996                By:      /s/ Robert L. Watters
                                        ----------------------------------------
                                        Robert L. Watters, President


                                     By:      /s/ Gary White
                                        ----------------------------------------
                                        Gary White, Chief Financial Officer and
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.          DESCRIPTION
- -----------          -----------
27                   Financial Data Schedule
