Form 10KSB
period 1996-09-30
RICKS CABARET INTERNATIONAL INC
filed 1996-12-30
CIK 935419

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                  FORM 10-KSB

                                 -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26958

                     RICK'S CABARET INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

            Texas                                          76-0458229
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

                                 -------------

         Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
                 Title of Each Class                     on which Registered
                 -------------------                    ---------------------

                          N/A                                    N/A

         Securities registered pursuant to 12(g) of the Exchange Act:

                              Title of Each Class
                              -------------------

                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended September 30, 1996 were $4,630,298. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 20, 1996, based upon the last reported sales prices on Nasdaq, was $9,781,082. As of December 20, 1996, there were 4,068,077 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I
         Item 1.          Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Item 2.          Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

         Item 3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Item 4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  11


PART II

         Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . .  11


         Item 6.          Management's Discussion and Analysis of Financial Condition
                             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 7.          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Item 8.          Changes in and Disagreements With Accountants on Accounting
                             and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15



PART III

         Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance
                             with Section 16(a) of The Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . .  16

         Item 10.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         Item 11.         Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . .  20

         Item 12.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .  21

         Item 13.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM 1.  BUSINESS

         The Company currently owns and operates Rick's Cabaret, a premiere adult nightclub offering topless entertainment and restaurant and bar operations in Houston, Texas. Rick's Cabaret, which caters primarily to businessmen, has developed a clientele base which includes professionals, business executives and other individuals who tend to entertain more frequently than the average person and who tend to have greater disposable income. From its inception, the Company's objective was to provide a first-class entertainment environment for the business consumer. To achieve this goal and reach its target market, Rick's created an attractive, yet discreet environment, complimented by a first-class bar and restaurant operation conducive to attracting businessmen and out-of-town convention clientele. The Company also currently owns and operates Tantra, a non-sexually oriented discotheque and billiard club in Houston, Texas.

HISTORY

         The Company was organized as a Texas corporation in 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") from Robert L. Watters, its sole stockholder. As a result of this transaction, Trumps became a wholly owned subsidiary of the Company.

         Trumps was incorporated in 1982 and has operated Rick's Cabaret since 1983. Mr. Watters initially became a 10% stockholder of Trumps in November, 1987, becoming one of three stockholders in Trumps. Mr. Watters' ownership interest in Trumps increased to 50% of the outstanding stock in 1989. Mr. Watters became the sole stockholder of Trumps in 1993 through a series of business transactions with the only other then remaining stockholder.

         In September, 1995, the Company acquired all of the capital stock of Tantric Enterprises, Inc., Tantra Dance, Inc., and Tantra Parking, Inc. (collectively "Tantra") from Mr. Watters. The Tantra companies own and operate Tantra, a non-sexually oriented discotheque and billiard club in Houston, Texas.

         In February, 1996, the Company formed RCI Entertainment, Louisiana, Inc., a Louisiana corporation, for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company presently anticipates that it will open its new facility in New Orleans in December, 1996. In addition, the Company formed RCI Entertainment (Texas), Inc. in June, 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company is presently evaluating the plans to build a new adult oriented nightclub at this location within the next twelve to eighteen months.


BUSINESS STRATEGY

         Prior to Rick's opening in 1983, the topless nightclub business was characterized by small establishments generally managed by their owner. Such establishments were often dimly lit and the standards for performers' personal appearance and personality were not maintained. It was customary for performers to alternate between dancing and waitressing. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey who frequently interrupted the music to make general announcements. Usually, only cash was accepted and businessmen felt uncomfortable in such an environment. Recognizing a void in the market for a first-class adult cabaret, the Company designed Rick's and targeted the businessmen's segment of the market by providing a unique quality entertainment environment. The following summarize the areas of operation of Rick's which management believe distinguish it from its competitors.

         Female Entertainment. Management of the Company has followed a policy of maintaining high standards in the areas of both personal appearance and personality of its topless entertainers and waitresses. Though a performer's physical appearance is very important, of equal importance is her ability to present herself attractively and to converse intelligently with customers. Management insists that the performers it hires are experienced dancers. Prospective performers are initially interviewed by the Company's management personnel. Management makes a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. If an applicant is found to be suitable, she is given an identification card and a computer number. New performers are given a brief orientation to the club and the applicable rules and regulations which govern each performer's conduct. The Company charges each performer a facility fee ranging from $17.00 per shift for day shifts, to $27.00 per shift for evening and night shifts. Each entertainer retains 100% of all cash payments made to her by customers for any dance performed. If a customer desires to pay by credit card, the Company processes the credit card charge and pays the entertainer 80% of any performance charged to a credit card. All credit card charges made by customers while at Rick's must be approved, in writing, by management before any charge is accepted.

         The performers dance on the main stage or on smaller stages throughout the club. While their performances include topless dancing, management insists that they be elegantly attired when not performing, as opposed to being scantily dressed as in many other adult cabarets. Full nudity is never permitted in the club. Management will not hire any performers who have tatoos and the performers who are hired are provided guidelines as to the manner of dress, hairstyle, makeup and general demeanor, in an effort to maintain a high standard of professionalism amongst the performers and to ensure that they maintain a pleasant, congenial demeanor at all times. Further, management evaluates each performer's appearance and performance on a nightly basis and advises performers if their dress, makeup, hairstyle, general appearance or demeanor do not meet the standards which Rick's sets forth. Rick's has had 18 entertainers who have performed at Rick's featured as centerfolds in the country's leading men's entertainment magazines. Though these policies have the effect of limiting the number of performers who are permitted to dance or serve as waitresses at Rick's Cabaret, the Company believes that its policy of maintaining these high standards is in its best interest of long-term market position.

         Management. It is common practice in the adult cabaret industry to allow its day-to-day operational management to receive the bulk of their income directly from the performers in the form of cash tips. Rick's, however, was the first cabaret, to its knowledge, to place managers on a salary and to prohibit managers from receiving cash tips. The Company has recruited its management staff exclusively from outside of the topless industry, in the belief that management which has not been exposed to operating practices prevalent in the topless industry and with diverse management backgrounds will produce a management team that operates with a high level of integrity. This practice of training management without adult nightclub experience may cause the Company to experience a shortage of qualified management necessary to fulfill its anticipated growth plans due to the additional time required to train such personnel.

         Compliance Policies. The management of Rick's Cabaret has a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management has a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclub reinforce this policy as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. Management continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed. The Company's management has the power to levy fines on entertainers for breaches of the Company's rules. In the event an entertainer is fined three times by management, the entertainer is barred from future performances at Rick's Cabaret.

         Management also reviews all credit card charges made by customers while at Rick's. Specifically, management has in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment at Rick's Cabaret.

         Food and Drink. The Company believes a key to the success of a premiere adult nightclub is a quality, first-class bar and restaurant operation to compliment its adult entertainment. The Company employs a full-time Service Manager who is in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service. Rick's employs a Chef with 20 years experience and a Bar Manager, who is in charge of ordering inventory and scheduling of bar staff, with four years experience. The Company believes that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. The Company's restaurant operation is a full service operation which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of premiere wines are offered to compliment any customer's lunch or dinner selection. Drinks are provided to customers in large glasses with a generous measure of alcohol.

         Controls. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. The Company has implemented internal procedures and controls designed to ensure the integrity of its operational and accounting records. The Company separates management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. The Company uses a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, management reviews on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, the Company conducts, on a monthly basis, an independent overview of its financial condition and has engaged independent accountants to conduct an annual audit and to review and advise the Company relating to its internal controls.

         Atmosphere. Rick's maintains a high standard in its facility and in its decor. The furniture and furnishings in the club area were designed to create the feeling of an upscale restaurant. The sound system was designed to provide quality sound at levels where conversations could still take place. This environment is carefully monitored, in terms of maintenance, music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

         VIP Room. In keeping with Rick's emphasis on serving the upper-end of the business market, Rick's opened its VIP room in 1987, which is open only to individuals who purchase memberships. This room is approximately 3,000 square feet in size and memberships are sold which give access to the room and discounts on food and drinks. The VIP room provides a higher level of luxury in its decor and services. Membership in Rick's VIP room requires a joining membership fee which ranges from $250 for a non-resident individual membership to $550 for an individual resident membership and $1,200 for a corporate membership. Additionally, a non-member may use the VIP room for a one-night admission fee of $100. Membership in Rick's VIP room will also entitle members to access to other VIP rooms at all other locations opened by the Company. Rick's is the only adult cabaret in Houston, Texas, which features a "members only" room.

         Advertising and Promotion. Rick's marketing philosophy towards customers is to portray Rick's as a premiere cabaret providing topless entertainment in a fun, yet discreet, environment. Hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards as well as a variety of promotional campaigns ensure that Rick's name is kept before the public.

         Rick's has received a significant amount of media exposure over the years. Mr. Watters has appeared twice on the talk show "Geraldo" talking about Rick's and was featured in an episode of "Lifestyles of the Rich and Famous" focusing on the topless industry. In addition, Penthouse magazine produced a nine page article on the club and Playboy magazine covered Rick's spring 1993 golf tournament in a recent article. For the past 12 years, Rick's has sponsored a semi-annual golf tournament and outing which has generated significant interest and tradition. Articles covering the nightclub have appeared in Glamour magazine as well as Ladies Home Journal. The nightclub has been mentioned in an inside cover story in Time magazine as well as being mentioned on numerous occasions in both the Houston Chronicle and the Houston Post and in a recent 1995 article published in Texas Monthly. In 1993 Rick's produced the Girls of Rick's, a 90 minute video feature, which was aired as a Pay-per-View feature on Warner cable. The video was reviewed in several local newspapers as well as the Hollywood Variety magazine. In December, 1994, Rick's provided entertainers for a Pay- Per-View feature produced by a local radio station.

         Rick's received extensive national coverage of its IPO and articles appeared in The Wall Street Journal, Los Angeles Times, Houston Business Journal, and numerous other regional newspapers. The television program "Extra" ran a short feature on Rick's as did the program "Inside Edition."

TANTRA

         The Company owns and operates Tantra, a non-sexually oriented discotheque and billiard club in Houston, Texas. Tantra is located in a 6,500 square foot building and incorporates separate areas for bar service, dancing and playing billiards. The billiard area of the club is also designed to accommodate occasional live performances by local and national acts. Tantra is designed to appeal to an audience of people between the ages of 21 through 40 who wish to dance to music which may be categorized as modern dance music. Tantra is designed to appeal to both couples and single men and women. The Company intends to open additional Tantra nightclubs in each city in which it expands its adult nightclub operations. Tantra is seen as a separate, but complimentary, business activity to Rick's Cabaret and is part of the Company's business philosophy to diversify into a broader based entertainment company.

FUTURE EXPANSION

         It is the Company's intention to open adult cabarets in the format and bearing the name "Rick's Cabaret" in other cities. Construction has commenced on its newly acquired location in New Orleans, Louisiana, which is located at 315 Bourbon Street in the New Orleans celebrated French Quarter. The Company anticipates the opening of the New Orleans' location in late December, 1996.
The Company's lease for the New Orleans' location commenced on June 1, 1996, and has a term of 40 years. The lease is a triple net lease with tenant paying taxes, maintenance and insurance. The club will occupy 16,200 square feet in a three story building. The club will be comprised of two entertainment venues, the first being a cabaret in the format of Rick's Cabaret in Houston, Texas, which will occupy the bottom floor. The second venue and format will occupy the second floor of the building and will be a theater, seating 250 patrons. Live choreographed shows will take place twice a night with a cast separate from the cabaret facilities. Rent is based on a fixed minimum payment with a percentage supplement in the event that gross sales exceed certain numbers.

         Additionally, a one acre tract of land has been purchased on U.S. Highway 59 in Houston, Texas, to serve as a new location for Rick's Cabaret in Houston, Texas. Management believes that the new site is superior in many respects to its existing location. There are over 250,000 cars per day which will view the new facility and the location is convenient to the three main business districts in Houston, Texas, including the downtown business district. It is also in close proximity to Houston's main sports facilities. The Company is presently evaluating plans to build the new club at this location within the next 12 to 18 months.

         The Company also will consider the acquisition of adult cabarets in other cities. In determining which cities will be prime locations for a "Rick's Cabaret" a variety of factors will be considered. The current regulatory environment will be one of such factors. The city must presently permit alcoholic beverages to be sold in a topless cabaret and must permit table dancing in the table-side style similar to Rick's present location in Houston, Texas. Another factor which will be considered is the availability of sites. The city must have available a number of sites suitable for conversion to a Rick's style cabaret, located in high traffic commercial areas. The Company also will review potential competition in the area and will attempt to analyze the current market conditions and profitability of other adult cabarets in the city. The proximity to Houston of a particular city will also be considered. In the early years of expansion the city must be within easy commuting distance by air of Houston. This will facilitate the training of management in Houston and enable the participation of Houston-based management in the construction and opening of the new enterprise. It is anticipated that a significant number of personnel from the Houston operation will be used to ensure that the same operational systems and controls used at its location in Houston will be implemented and maintained at its new locations. The existing business climate will also be of critical importance. The city must have a significant population of indigenous businessmen, be a recognized tourist destination and have a well developed convention business.

COMPETITION

         The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of its entertainment. Rick's Cabaret in Houston competes with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of Rick's. While there are restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "Rick's" and "Rick's Cabaret" are proprietary. There are approximately 50 adult cabarets located in the Houston area of which approximately 10 are in direct competition with the Company. The Company believes that the combination of its existing name recognition and the entertainment environment that it has created which is distinctive and unique will allow the Company to effectively compete within the industry. In the past year, Rick's has been the fourth highest adult nightclub in the Houston area in alcoholic beverage sales, according to the information made available by the Texas Alcoholic Beverage Commission. In the two years prior thereto, Rick's was either the second or third highest adult nightclub in alcoholic beverage sales in the Houston area. Although the Company believes that it is well-positioned to compete successfully, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

         The Company is subject to various federal, state and local laws affecting its business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue the appropriate permits. Rick's presently holds a Mixed Beverage Permit and a Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided Rick's has complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of its Permits. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

         Various groups have increasingly advocated certain restrictions on "happy hour" and other promotions involving alcoholic beverages. The Company feels its entertainment value, admittance charge beginning after normal "happy hours" and its policy of not discounting drink prices are effective tools in promoting its business. The Company cannot predict whether additional restrictions on the promotion of sales of alcoholic beverages will be adopted, or if adopted, the effect of such restrictions on its business.

         In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, location of a topless cabaret is subject to restriction by city ordinance. Rick's is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. Rick's has held a Business Permit since passage of the city ordinance in 1986. The Business Permit, which is transferable, is valid for a period of one year and is renewable by application of the permit holder. The permit holder for Rick's Cabaret is Robert Watters who, prior to the Company's recent public offering, was the sole stockholder of the Company. In the event of the failure by Mr. Watters to renew the Business Permit it is likely that a new Business Permit would not be granted for the location of Rick's Cabaret, because of the location of another sexually oriented business enterprise within the prohibited distance to Rick's Cabaret.

         The Company is also required to have a dancehall permit for the operation of a discotheque in the city of Houston. The dancehall permit is not a discretionary permit, but must be granted by the city if the provisions of the applicable ordinance are satisfied. A dancehall permit may be revoked or renewal may be refused if certain criminal activities occur on the premises or the person listed as the applicant has committed certain named offenses. Tantra's dancehall permit is presently held by Mr. Watters. The Company believes that it could obtain a new dancehall permit if for any reason Mr. Watters failed to renew or was refused the renewal of the dancehall permit. Prior to expanding into any new market, the Company will take all steps necessary to obtain any required dancehall permits and to comply with any other related regulatory requirements within that market.

TRADEMARKS

         Rights of the Company to the trademarks "Rick's" and "Rick's Cabaret" are established under common law, based upon the Company's substantial and continuous use of these trademarks in interstate commerce since at least as early as 1987.

        "RICK'S AND STARS DESIGN" logo was registered by the United States Patent and Trademark Office ("PTO") in 1989. Due to an oversight, these registrations were canceled by the PTO for failure of the Company to file a required affidavit with the PTO setting forth that the service mark was still in use in commerce. Applications for service mark registrations for this mark were refiled, and the PTO has issued new registrations for the service mark "RICK'S AND STARS DESIGN".

         The Company has also obtained service mark registrations from the PTO for the Company's RICK'S CABARET service mark.

         There can be no assurance that the steps taken by the Company to protect its service marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect the Company's rights from infringement, which may be costly and time consuming.

EMPLOYEES AND INDEPENDENT CONTRACTORS

         As of September 30, 1996, the Company had approximately 135 full-time employees, of which 10 are in management positions, including corporate and administrative operations and approximately 125 are engaged in food and beverage service, including bartenders and waitresses. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

         Additionally, the Company has independent contractor relationships with over 400 entertainers, who are self-employed and work with the Company on a non-exclusive basis as independent contractors.

ITEM 2.  PROPERTIES

         The Company leases the premises where Rick's Cabaret is located in Houston, Texas. The cabaret contains an aggregate 12,300 square feet, divided into two separate club areas and executive and administrative offices. The Company has the right to acquire the premises from the owner. See, Legal Proceedings. The main club area and the VIP club area together contain 10,500 square feet and seat approximately 300 people. The executive and administrative offices comprise 1,800 square feet. In addition, a woman's apparel boutique leases approximately 300 square feet at the same location. SRD Vending Company, Inc. ("SRD"), a Texas Corporation wholly-owned by Mr. Watters also occupies 120 square feet at the same location. SRD provides and maintains the cigarette vending machines located at Rick's Cabaret.

         The Company presently owns a 6,500 square foot building in which Tantra is located. The building incorporates separate areas for bar service, dancing and playing billiards. The building is currently leased to Tantra, pursuant to a ten year lease agreement which expires on August 1, 2004. The lease agreement provides for lease payments of the greater of (I) $1,500 per month or (ii) 5% of Tantra's gross receipts per month until such time as the Company has received $250,000 of rental income.

         The Company also owns a one acre tract of land on US Highway 59 in Houston, Texas. The Company is presently evaluating whether to build a new club on this property.


ITEM 3.  LEGAL PROCEEDINGS

         On October 9, 1996, Rick's Cabaret International, Inc., Trumps, Inc. (its wholly owned subsidiary) and Robert L. Watters (Rick's Cabaret International, Inc. and Trumps, Inc., collectively referred to as the "Company") entered into a Settlement Agreement and Release (the "Settlement Agreement") with Casa El Sol -- Acapulco, S.A., Zu Corporation and 3113 Bering Corporation (collectively "Casa El Sol") pursuant to which the Company settled its longstanding lawsuit with Casa El Sol styled Dallas Fontenot, Robert Watters and Trumps, Inc. v. Casa El Sol -- Acapulco, S.A. and Zu Corporation, et al.; Cause No. 91-09194 (the "Litigation") and entered into an agreement to acquire the real property and improvements thereon where Rick's Cabaret is presently located in Houston, Texas (the "Property").

         Pursuant to the terms of the Settlement Agreement, the Company has the right to acquire the Property from Casa El Sol for $2,000,000, payable $500,000 into escrow upon the execution of the Settlement Agreement and $1,500,000 million payable on or before January 6, 1997, at the discretion of the Company. The purchase price was determined as a result of arms-length negotiations by the parties and was part of the overall settlement of the outstanding Litigation.

         The Litigation was originally filed in 1991 by Mr. Watters and a former stockholder of the Company (the "Plaintiffs") against another former stockholder of the Company (the "Defendant"). The lawsuit sought to compel the Defendant to convey to the Plaintiffs all of its ownership interest in two entities, one of which, Zu Corporation, owns the building where Rick's is located and which is leased by the Company. The Defendant joined the Company as a party to the lawsuit, claiming that the Company had breached its lease agreement due to the alleged late payment of rent for one month. The case was tried in August, 1992, and judgment was rendered in favor of the Plaintiffs and the Company. The Defendant appealed this decision and, in an opinion rendered in August, 1995, the Texas Court of Appeals for the 14th Judicial District reversed and remanded the case for a new trial in the District Court. After rehearing, the Court of Appeals reversed and rendered judgment against Mr. Watters and the Company. Thereafter, the Company filed an application for writ of error with the Texas Supreme Court.

         The Settlement Agreement provided that the Company withdraw and dismiss its application for writ of error that was pending before the Supreme Court of Texas and that Casa El Sol execute a Release of Judgment and Related Rights which released the Company and Mr. Watters from any and all rights or claims of Casa El Sol related to the Litigation.

         In Vernon Young, Jr. v. Dallas J. Fontenot, Jr., Trumps, Inc. and Robert Lewis Watters, Cause No. 87-33344 in the 11th District Court of Harris County, Texas (the "Young Lawsuit"), filed in 1987, Dallas Fontenot, one of the former stockholders of the Company was sued over his ownership interest in the Company. Mr. Watters and the Company were joined in the litigation based on allegations that they had improperly transferred certain assets to the Company from another corporation that had previously operated Rick's. In June, 1993, Summary Judgment was rendered in favor of the Company and Mr. Watters by the District Court. Subsequent to an appeal by the party suing the former stockholder, the Texas Court of Appeals, 8th Judicial District reversed the summary judgment and remanded the case to the trial court. The Company filed an application for Writ of Error with the Texas Supreme Court. This

Writ was denied and the case was remanded to the district court for trial. The Company and Mr. Watters recently mediated this matter and pursuant to such mediation, entered into a settlement agreement with the Plaintiff, Mr. Young. The settlement agreement provided that the litigation would be dismissed, with prejudice, as to the Company, Mr. Watters and all other entities with which Mr. Watters is or was associated. Subsequently, the remaining Defendants and the Intervenor agreed to a settlement of the litigation. In consequence, the action was satisfactorily settled as to all parties, and all Defendants have now been dismissed with prejudice. The Young Lawsuit is therefore terminated, and the judgment dismissing same is now final.

         In Dallas J. Fontenot v. Trumps, Inc. and Robert L. Watters, Cause No. 94-057144 in the 127th District Court of Harris County, Texas (the "Fontenot Lawsuit"), Mr. Fontenot sued the Company and Mr. Watters for alleged breaches of an Agreement entered into in April, 1993 among Mr. Fontenot, the Company and Mr. Watters. Mr. Fontenot alleges that Mr. Watters and the Company have breached this Agreement, but does not indicate the manner in which the breach has occurred. The Company believes that it has fully complied with its obligations under this Agreement. The litigation is in its initial stages and no trial date has been set. The Company believes, after consultation with counsel, that it has substantial defenses to the claims being asserted against it and that the risk of material financial exposure to the Company is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on The NASDAQ SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the Common Stock, as reported by NASDAQ.

                                                                            Common Stock Price Range
                                                                            ------------------------
                                                                            High                 Low
                                                                            ----                 ---
1995
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . .           $ 5                 $  3 7/8

1996
         First Quarter  . . . . . . . . . . . . . . . . . . . . .           $ 5                  $ 3 15/16
         Second Quarter . . . . . . . . . . . . . . . . . . . . .           $ 5 3/4              $ 4 1/2
         Third Quarter  . . . . . . . . . . . . . . . . . . . . .           $ 5 9/16             $ 4 3/4
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . .           $ 5 3/8              $ 4.00


         On December 20, 1996, the last sales price for the Common Stock as reported by The NASDAQ SmallCap Market was $4.3125 per share. On December 20, 1996, there were approximately 300 stockholders of record of the Common Stock.

         The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended September 30, 1996 and 1995.

GENERAL

    The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company presently anticipates that it will open its new facility in New Orleans in December, 1996. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company plans to build a new adult oriented nightclub at this location within the next twelve to eighteen months. The Company's fiscal year end is September 30.

    Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 55% of total revenues, and charges to the entertainers and cover charges which comprise approximately 21% and 17% respectively of total fiscal 1996 revenues. For fiscal 1995, these percentages were 50%, 21% and 13%, respectively. Cover charges, as a percentage of total revenues, increased during fiscal 1996 due to the acquisition of Tantra, which derives a greater portion of its overall revenue from this source than does Rick's Cabaret. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $550 to $1,200 for a lifetime membership. Additional benefits include waiver of cover charges, 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased. Membership sales were $18,550 and $67,889, which represented sales of 25 and 90 memberships for the fiscal years 1996 and 1995.

RESULTS OF OPERATIONS

    Year Ended September 30, 1996 compared to Year Ended September 30, 1995. For the 1996 fiscal year, the Company had consolidated total revenues of $4,630,298, an increase of $95,592 from fiscal 1995 revenues of $4,534,706.
Single location revenues for Rick's Cabaret - Houston declined 11% from fiscal 1995 to fiscal 1996 or approximately $463,000. The decline at Rick's Cabaret is offset by the addition and opening of Tantra which provided revenues of $845,000. The overall decline in single location revenues in Houston, Texas is attributable to the increased level of competition in the area. Management intends to offset this revenue decline with the opening of an additional location in New Orleans, Louisiana during December 1996. During December 1996, the Company also signed a letter of intent for the acquisition of a club in Minneapolis, Minnesota. Currently, management is also studying additional potential acquisitions which would additionally serve to offset the current revenue declines.

    Costs of good sold were 29% and 28% of sales of alcoholic beverages and food for fiscal 1996 and 1995, respectively. This slight increase is due to the increase in food sales which carries a higher cost than beverage sales. The Company has currently embarked on a program to improve margins from food sales and food service efficiency.

    Salaries and wages increased 18% or $226,527 from fiscal 1995 due to the addition of management personnel and staff in the kitchen and administrative areas of the Company. Management staffing is currently increased in order to have adequately trained personnel to assist with the planning and preopening activities of the New Orleans location and other locations which are currently being studied.

    Other general and administrative expenses increased 33% or $1,306,394 from fiscal 1995 to fiscal 1996. Charge card fees decreased $67,803 largely due to increased cash sales during fiscal 1996 and more favorable discount terms from 1995. Legal and accounting increased $225,566 as a result of additional fees incurred as two of the Companies lawsuits approached the final settlement phases. Advertising and promotion increased by $235,378 as the Company continued an outdoor advertising campaign started in fiscal 1995 in order to capitalize on the extensive media attention the Company attracted as a result of the public offering completion. In addition during the fourth quarter of fiscal 1996, the Company started an extensive radio advertising campaign on several stations in the Houston, Texas area. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. Other costs increased during fiscal 1996 as a result of (i) expenses of $132,000 to recognize refunds due to wait staff employees in Houston for shift charges and tip processing fees, (ii) expense of $250,000 to reflect the cost of a financial marketing company advising the Company in financial matters, (iii) an additional accrual of $50,000 to reflect costs of a legal settlement and (iv) increased travel and lodging costs incurred by staff involved with the opening of the New Orleans locations and the review of other potential acquisitions. During the fourth quarter of fiscal 1996, the Company capitalized preopening costs of $170,000 relating to the New Orleans location which is currently undergoing renovation and is not expected to produce revenues until December 1996.

    Interest income increased to $162,688 during fiscal 1996 as a result of investing the proceeds of the Company's public offering.

    This Company experienced a net loss of ($708,614) for fiscal 1996 compared to net income of $359,427 for fiscal 1995. Management anticipates that the Company will continue to experience losses in early fiscal 1997 until revenue growth from acquisitions and the opening of new locations is realized.

    Year Ended September 30, 1995 compared to Year Ended September 30, 1994. For the 1995 fiscal year, the Company had consolidated total revenues of $4,534,706, a decrease of $32,587 from fiscal 1994 revenues of $4,567,293.
Single location revenues for Rick's Cabaret declined 11% from fiscal 1994 or approximately $489,000. The decline at Rick's Cabaret is offset by the addition and opening of Tantra during the second quarter of fiscal 1995 which provided revenues of $490,000. The overall decline in revenues is attributable to the increased level of competition in the Houston, Texas area and a decline in advertising expenditures during early fiscal 1995. Additionally, management time and working capital which otherwise would have been invested by the Company in advertising was committed to the successful completion in October 1995 of the Company's initial public offering. During the later quarters of fiscal 1995 and after completing the initial public offering, management has increased advertising expenditures and has retained the services of an advertising and public relations firm.

    Cost of goods sold were 28% and 27% of sales of alcoholic beverages and food for fiscal 1995 and 1994, respectively. This increase is believed to be attributable to a slight increase in food sales which carries a higher cost than beverage sales.

    Salaries and wages decreased 3% or $39,891 from fiscal 1994 due to a reduction in the bonus accrued to the Chief Executive Officer and a reduction in management staffing, offset by $122,281 in Tantra salaries for fiscal 1995.

    Other general and administrative expenses decreased 23% or $251,035 from fiscal 1994 to fiscal 1995. Decreases occurred in all general and administrative expense categories except Taxes and Permits which increased 4% from 1994 due to the acquisition and opening of Tantra. Charge card fees decreased $25,746 due to the decrease in sales noted above. Legal and accounting decreased $29,047 due to a lower level of activity relating to the defense of lawsuits. Advertising and promotion was lower by $109,746 at Rick's Cabaret as the Company reduced advertising during the early quarters of fiscal 1995 due to increased working capital needs in preparation for its initial public offering, offset by $96,627 in Tantra advertising. Additionally, the amortization of a non-compete agreement ($48,000) was completed in 1994 with no corresponding expense in 1995. Management believes that the reductions in all categories, in addition to the reasons stated above, are attributable to additional management controls instituted at the beginning of fiscal year 1995.

    Interest expense was reduced to $55,976 from $129,377 due to a reduction in the average amount of bank and lease financing debt outstanding during the year.

    Net income increased for fiscal 1995 by $168,386 or 88% as compared to fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996 the Company had working capital of $2,755,893, compared to a working capital deficit of $741,220 at the end of fiscal 1995. The increase in working capital is primarily due to the Company's completion of its initial public offering by selling 1,840,000 common shares to the public market. Funds available to the Company (after deducting underwriting commissions and expenses associated with the offering) of approximately $4,270,000 will be used for capital improvements to the original Houston location, opening two additional locations, and for general corporate working capital purposes. Additionally, the Company sold 328,077 additional shares resulting in additional capital of $1,066,250.

    In the opinion of management, working capital is not a true indicator of the status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction.

    Net cash used by operating activities in fiscal 1996 was ($1,004,848). The increase in cash used by operating activities as due primarily to the net loss of ($708,614), an increase in accounts receivable of

$73,531, an increase in inventories of $16,008, an increase in prepaid expenses and other assets of $185,375, a decrease in accounts payable and accrued liabilities of $17,248 and a decrease in income taxes payable/receivable of $399,693. Net cash used in investing activities was $1,861,681 in 1996 and was due to investments in land, property and equipment. Cash provided by financing activities was $5,776,420 due primarily to the sale of common stock less offering costs.

    Although the Company has not established lines of credit other than the existing debt, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all.

    Because of the large volume of cash handled by the company, stringent cash controls have been implemented by the Company. These procedures have been improved over the life of the Company, to take advantage of improvements in technology. Management believes that it will be able to duplicate the financial controls that exist at its current location at future locations, and that these controls will provide sufficient safeguards to protect the interests of the Company. In the event the topless club industry is required to convert the entertainers who perform from independent contractor to employee status, the Company has prepared alternative plans that Management believes will protect the profitability of the Company. In addition, Management believes that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any tax assessment for prior years payroll taxes.

    The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Rick's Cabaret in Houston competes with a number of locally-owned adult cabarets, some of whose names enjoy recognition that equals that of Rick's. Although the Company believes that it is well-positioned to compete successfully in the future, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

SEASONALITY

    The Company is significantly affected by seasonal factors. Typically, Rick's has experienced reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

ITEM 7.      FINANCIAL STATEMENTS

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants since the Registrant's incorporation in 1994, nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

                         AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1996 and 1995  . . . . . . .  F-5

Consolidated Statements of Cash Flows for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                  Jackson & Rhodes P.C.



Dallas, Texas
December 19, 1996

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1996 AND 1995


                                   ASSETS

                                                                                    1996                   1995
                                                                                -----------            -----------
Current assets:
      Cash                                                                      $ 3,150,003            $   195,112
      Accounts receivable                                                            73,531                   --
      Inventories                                                                    47,620                 31,612
      Prepaid expenses                                                              172,198                 51,455
      Income taxes receivable                                                        47,735                   --
                                                                                -----------            -----------
           Total current assets                                                   3,491,087                278,179
                                                                                -----------            -----------

Property and equipment:
      Buildings, land and leasehold improvements                                  2,225,710                664,902
      Furniture and equipment                                                       742,320                486,447
                                                                                -----------            -----------
                                                                                  2,968,030              1,151,349

      Less accumulated depreciation                                                (554,338)              (408,717)
                                                                                -----------            -----------

                                                                                  2,413,692                742,632
                                                                                -----------            -----------

Other assets:
      Deferred offering costs (Note 1)                                                 --                  389,680
      Other                                                                         228,062                 38,967
                                                                                -----------            -----------

                                                                                $ 6,132,841            $ 1,449,458
                                                                                ===========            ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt (Note 3)                                $   153,677            $   193,139
      Accounts payable - trade (Note 5)                                             336,253                501,012
      Accrued expenses                                                              245,264                 97,753
      Income taxes payable                                                             --                  227,495
                                                                                -----------            -----------
           Total current liabilities                                                735,194              1,019,399

Long-term debt, less current portion (Note 3)                                        77,826                212,833
                                                                                -----------            -----------

               Total liabilities                                                    813,020              1,232,232
                                                                                -----------            -----------

Commitments and contingencies (Note 6)                                                 --                     --

Stockholders' equity (Note 1):
      Preferred stock - $.10 par, authorized
           1,000,000 shares; none issued                                               --                     --
      Common stock - $.01 par, authorized
           15,000,000 shares;  issued 4,068,077 and 1,800,000                        40,681                 18,000
      Additional paid-in capital                                                  5,788,528
      Retained earnings (deficit)                                                  (509,388)               199,226
                                                                                -----------            -----------
           Total stockholders' equity                                             5,319,821                217,226
                                                                                -----------            -----------

                                                                                $ 6,132,841            $ 1,449,458
                                                                                ===========            ===========

         See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                        1996             1995
                                                    -----------      -----------

Revenues:
     Sales of alcoholic beverages                   $ 2,252,714      $ 2,286,157
     Sales of food                                      274,577          213,537
     Service revenues                                 1,742,890        1,700,133
     Other                                              360,117          334,879
                                                    -----------      -----------

                                                      4,630,298        4,534,706
                                                    -----------      -----------

Operating expenses:
     Cost of goods sold                                 753,216          699,630
     Salaries and wages                               1,497,731        1,271,204
     Other general and administrative:
         Taxes and permits                              514,799          541,214
         Charge card fees                                81,373          149,176
         Rent                                           305,761          294,592
         Legal and accounting                           332,137          106,571
         Advertising                                    533,418          298,040
         Other                                        1,509,108          580,609
                                                    -----------      -----------

                                                      5,527,543        3,941,036
                                                    -----------      -----------

Income (loss) from operations                          (897,245)         593,670

     Interest expense                                    41,369           40,243
                                                    -----------      -----------

Income (loss) before income taxes                      (938,614)         553,427

     Income taxes (benefit) (Note 4)                   (230,000)         194,000
                                                    -----------      -----------

Net income (loss)                                   $  (708,614)     $   359,427
                                                    ===========      ===========

Net income (loss) per common share                  $     (0.20)     $      0.20
                                                    ===========      ===========

Weighted average shares outstanding                   3,535,081        1,800,000
                                                    ===========      ===========




        See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995



                                                              Common Stock
                                                        -----------------------       Additional         Retained
                                                        Number of                      Paid-in           Earnings
                                                         Shares          Amount        Capital           (Deficit)            Total
                                                        ---------       -------      -----------         ---------        ----------
Balance, September 30, 1993                            1,750,000        $17,500        $    --          $(351,242)        $(333,742)

Acquisition of Tantra (Note 1)                            50,000            500             --               --                 500

Net income                                                  --             --               --            191,041           191,041
                                                       ---------        -------        ---------        ---------         ---------

Balance, September 30, 1994                            1,800,000         18,000             --           (160,201)         (142,201)

Net income                                                  --             --               --            359,427           359,427
                                                       ---------        -------        ---------        ---------         ---------

Balance, September 30, 1995                            1,800,000         18,000             --            199,226           217,226

Sale of common stock for cash,
   net of offering costs of $1,365,041                 2,218,077         22,181        5,539,028            --            5,561,209

Common stock issued for services                          50,000            500          249,500            --              250,000

Net income (loss)                                           --             --               --          (708,614)          (708,614)
                                                       ---------        -------      -----------       ---------        -----------

Balance, September 30, 1996                            4,068,077        $40,681      $ 5,788,528       $(509,388)       $ 5,319,821
                                                       =========        =======      ===========       =========        ===========


         See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                 1996              1995
                                                              ----------         --------
Net income (loss)                                            $ (708,614)        $ 359,427

Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation                                                 145,621           110,258
   Common stock issued for services                             250,000             -
   Changes in assets and liabilities:
    Accounts receivable                                         (73,531)           15,947
    Inventories                                                 (16,008)           (6,321)
    Prepaid expenses and other assets                          (185,375)          (51,455)
    Accounts payable and accrued liabilities                    (17,248)          188,652
    Income taxes payable/receivable                            (399,693)          140,319
                                                             ----------         ---------
      Net cash provided (used) by operating activities       (1,004,848)          756,827
                                                             ----------         ---------

Cash flows from investing activities:
  Additions to property and equipment                        (1,816,681)         (439,609)
  Retirements of fully depreciated assets                         -                25,394
  Increase in other assets                                        -                (1,867)
                                                             ----------         ---------
      Net cash used in investing activities                  (1,816,681)         (416,082)
                                                             ----------         ---------

Cash flows from financing activities:
  Common stock issued, less offering costs                    5,561,209             -
  Increase in long-term debt                                      -               133,526
  Payments on long-term debt                                   (174,469)           (3,109)
  (Increase) decrease in deferred financing costs               389,680          (389,680)
                                                             ----------         ---------
      Net cash provided (used) by financing activities        5,776,420          (259,263)
                                                             ----------         ---------

Net increase in cash                                          2,954,891            81,482

Cash at beginning of year                                       195,112           113,630
                                                             ----------         ---------
Cash at end of year                                          $3,150,003         $ 195,112
                                                             ==========         =========

Cash paid during the period for:
  Interest                                                   $   35,301         $  34,083
                                                             ==========         =========
  Income taxes                                               $  186,857         $  53,681
                                                             ==========         =========

Non-cash transaction:
  On December 29, 1994, the Company acquired certain land with a $95,000 note (see Note 3).

         See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995




1.   ORGANIZATION

     Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding common stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. The Company owns a premiere adult nightclub offering topless entertainment in Houston, Texas. The Company also is presently constructing another premier adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana.

     Effective August 1, 1995, the Company acquired Tantric Enterprises, Inc. and two related companies, Tantra Dance, Inc. and Tantra Parking, Inc. (collectively, "Tantra") from Mr. Robert Watters (the "Combination") for 50,000 shares of the Company's common stock. The Tantra companies were incorporated on August 1, 1994 but had no operations until December 1994. The acquisition has been accounted for in a manner similar to the pooling-of-interests method due to Mr. Watter's control of the respective companies. Accordingly, the Company has presented, in the accompanying financial statements, the combination of the companies as if the acquisition had occurred upon the inception of Tantra. Outstanding common shares at September 30, 1996 and 1995 are represented by the Company's outstanding shares plus the 50,000 shares issued for Tantra.

     On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering.

     A portion of the proceeds of the Company's public offering has been used for capital improvements at the existing Houston, Texas location, payments on the Company's existing borrowings, and for working capital. The balance is primarily being invested temporarily in cash equivalents and short term investments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and Tantra, as explained in Note 1. All significant intercompany balances and transactions are eliminated in consolidation.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding during the years, after giving retroactive effect to the reorganization transaction and the Combination (Note 1).

     Use of Estimates and Assumptions

     Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Inventories

     Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first- in, first-out method).

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; costs of property maintenance and repairs are charged against operations as incurred.

     Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:



             Building and improvements               31 years
             Equipment                              5-7 years
             Leasehold improvements                 5-7 years

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge sale. This includes VIP Room Memberships, since the memberships are non-refundable and the Company has no material obligation for future performance.

     Income Taxes

     The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which reflects an asset and liability approach in accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     Preopening Costs

     Costs incurred in advance of opening a new nightclub are deferred and amortized against subsequent operations on a straight-line basis over eighteen months. Preopening costs are included in other assets.

3.   LONG-TERM DEBT

     Following is a summary of long-term debt at September 30:

                                                                                   1996              1995
                                                                                   ----              ----
           Note payable to a bank, due in monthly
           installments of $1,800, including interest at
           10%, matures October 1996, secured by the
           Company's land and building.                                           $ 90,045         $ 94,372

           Notes payable to affiliated companies
           owned by the Company's sole stockholder,
           interest at 9% and principal due November 30, 1996.                      21,294           46,279

           Note payable to a bank, payable $10,000
           per month plus interest at the prime rate
           plus 1%, matures August 24, 1996,
           collateralized by accounts receivable, inventory,
           furniture and fixtures of the Company.                                    -              110,000

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LONG-TERM DEBT

                                                                                   1996             1995
                                                                                   ----             ----
           Note payable to a bank, payable $1,000
           per month plus interest at the prime rate
           plus 1%, matures December 29, 1996,
           collateralized by the Company's accounts
           receivable, inventory, furniture, fixtures
           and equipment and a second lien on real estate.                     $  20,000         $ 31,000

           Note payable to a bank, payable $1,500 per
           month plus interest at the prime rate plus 1%,
           matures October 28, 1996, collateralized
           by the Company's accounts receivable, inventory,
           furniture, fixtures and equipment and a
           second lien on real estate.                                            15,252           32,930

           9% note payable to individuals, payable $1,203
           per month, including interest, until maturity on
           January 15, 2000, collateralized by a first lien
           on real estate.                                                        84,912           91,391
                                                                               ---------         --------
                                                                                 231,503          405,972
           Less current portion                                                 (153,677)        (193,139)
                                                                               ---------         --------
           Long-term debt                                                      $  77,826         $212,833
                                                                               =========         ========


    Substantially all the Company's assets are pledged to secure the above debt.

    Following are the maturities of long-term debt for the years ending September 30:

                 1997                                        $153,677
                 1998                                           7,751
                 1999                                           8,478
                 2000                                          61,597

4.  INCOME TAXES

    Income tax expense (benefit) consisted of current taxes for 1996 and 1995.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





4.  INCOME TAXES (CONTINUED)

    Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                               1996             1995
                                                               ----             ----
         Taxes on income (loss) before income
             taxes at the statutory rate                    $(319,000)         $188,200
         Separate return limitation - unavailable
             loss carrybacks                                   89,000               -
         Other differences                                        -               5,800
                                                            ---------          --------
                                                            $(230,000)         $194,000
                                                            =========          ========

    The components of the net deferred tax liability are as follows at September 30, 1996 and 1995:

                                                               1996              1995
                                                               ----              ----
         Operating loss carryforwards                       $(107,000)         $   -
         Deductible preopening costs                           65,000              -
         Deferred tax asset valuation allowance                42,000              -
                                                            ---------          --------
                                                            $     -            $   -
                                                            =========          ========

    For tax purposes, the Company has a net operating loss carryforward amounting to approximately $300,000 which will expire, if not utilized in 2011.

5.  RELATED PARTY TRANSACTIONS

    As of September 30, 1994, SRD Vending Company, Inc. ("SRD"), a company wholly-owned by Mr. Watters, had advanced the Company $69,722. During November 1994, the Company converted these advances, which were demand obligations of the Company, to promissory notes in favor of SRD in the amount of $69,722. The promissory note, which bears interest at the rate of 9% per annum, is due in full on November 30, 1995. The balance outstanding at September 30, 1995 was $46,279.

    SRD has provided and maintained the cigarette vending machines at Rick's Cabaret since 1986. During 1994, SRD received less than $25,000 from the vending machines. The Company agreed with SRD that any revenues received from the vending machines after December 31, 1994 would be split equally between the Company and SRD.

    During 1996 and 1995, the Company paid $ 7,775 and $16,550, respectively, for accounting services to an accounting firm in which a director of the Company was a principal.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.  COMMITMENTS AND CONTINGENCIES

    Leases

    Included in accounts payable at September 30, 1996 and 1995 is a $150,000 and $100,000 liability, respectively, to a former stockholder for the purchase of treasury stock under terms of a settlement agreement with the former stockholder.

    The Company leases its Houston nightclub space from a company whose ownership was subject to litigation. Ownership was claimed by the Company's sole stockholder, Mr. Robert Watters, and by a former Company stockholder (Note 6). Lease payments are equal to the larger of $10,000 per month or 5% of gross receipts per month. The lease expired in February 1996, and the Company has been leasing the space on a month-to-month basis. The lease provides that the Company is obligated to pay for any maintenance to the premises, to maintain adequate insurance on the building and to pay all utilities and taxes. Rental expense amounted to $173,776 and $175,652 for the years ended September 30, 1996 and 1995, respectively. The lawsuit was settled in 1996, resulting in the former stockholder owning the building. The Company has agreed to buy the property from the former stockholder (see below).

    The Company presently has a three year employment agreement with Robert L. Watters (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 1997, provides for an annual base salary of $300,000. The Agreement also allows for an annual bonus, at the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement.

    Rent expense amounted to approximately $306,000 and $295,000 for the years ended September 30, 1996 and 1995, respectively.

    The Company has entered into an operating lease for a nightclub in New Orleans, Louisiana. The 40 year lease commenced in June 1996 and is a triple net lease with the tenant paying taxes, maintenance and insurance. The lease also requires certain contingent rentals based on revenues at the nightclub. Following is a schedule of minimum lease payments for the years ending September 30:

             1997                                       $  260,000
             1998                                          300,000
             1999                                          300,000
             2000                                          300,000
             2001                                          300,000
             Thereafter                                  8,575,000

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Concentration of Credit Risk

    The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits are in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

    Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

    The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

    Litigation

    In 1991, Mr. Watters and a former stockholder of the Company (the "Plaintiffs") filed suit against another former stockholder of the Company (the "Defendant"). The suit sought to compel the Defendant to convey to the Plaintiffs all of its ownership interest in two entities, one of which, Zu Corporation, owns the land where Rick's is located and which is leased by the Company. In October 1996, after years of trials and appeals, the Defendant and the Company settled the case and the Company agreed to buy the property for $2,000,000. The closing on the property is expected to occur in December 1996.

    In 1989, one of the former stockholders of the Company was sued over his ownership interest in the Company. Mr. Watters and the Company were joined in the litigation based on allegations that they had improperly transferred certain assets to the Company from another corporation that had previously operated Rick's. In 1992, Summary Judgment was rendered in favor of the Company and Mr. Watters. Subsequent to an appeal, the Texas Court of Appeals remanded the case to the trial court. The Company and Mr. Watters recently mediated this matter and entered into a settlement agreement with the plaintiff. The settlement agreement provided that the litigation would be dismissed, with prejudice, as to the Company, Mr. Watters and all other entities with which Mr. Watters is or was associated.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    In consequence, the action was satisfactorily settled as to all parties, and all defendants have now been dismissed with prejudice. The lawsuit is therefore terminated, and all judgment dismissing same is now final.


6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Litigation (Continued)

    A former Company stockholder has sued the Company and Mr. Watters for alleged breaches of an Agreement entered into in April 1993 among the stockholder, the Company and Mr. Watters. The stockholder alleges that Mr. Watters and the Company have breached this Agreement, but does not indicate the manner in which this breach has occurred. The Company believes that it has fully complied with its obligations under this Agreement. The litigation is in its initial stages and no trial date has been set. The Company believes, after consultation with counsel, that it has substantial defenses to the claims being asserted against it and that the risk of material financial exposure is remote.

    The Company is also the subject of other routine legal matters in the ordinary course of business.

    The Company does not believe that the ultimate resolution of the above matters will have a material impact on the Company's financial position or results of operations.

7.  EMPLOYEE STOCK OPTION PLAN

    The Company has adopted a Stock Option Plan (the "Plan") for employees and directors. The options granted under this Plan maybe either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under
    Section 83 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares may be

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  EMPLOYEE STOCK OPTION PLAN (CONTINUED)

    optioned and sold under the Company's Stock Option Plan. During the year ended September 30, 1996, options were granted as follows:

         Granted                                  105,000
         Exercised                                    -
                                                  -------
         Outstanding at end of year               105,000
                                                  -------
         Exercisable at end of year                   -
                                                  -------
         Exercise price per share             $3.00 to $4.75

8.  STOCKHOLDERS' EQUITY

    During the year ended September 30, 1996, the Company issued 50,000 shares valued at $250,000 to an advertising and public relations firm for services rendered.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

    Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. Under the terms of the Underwriting Agreement in connection with the Company's initial public offering, the Company agreed that, for a period of three years ending October, 1998, the Company's Board of Directors will consist of a minimum of five persons, two of whom shall not be affiliated with the Company. To date, the Company's Board of Directors consists of four persons.

    Robert Watters, age 45, has been a director of the Company since 1986, and has been the sole stockholder of the Company since March 1993. Mr. Watters has been president and chief executive officer of the Company since 1991 and presently serves also as its chief financial officer. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in the full-time management of the Company. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

    Erich Norton White, age 26, vice president, secretary and general manager has served as a Director of the Company since July, 1995. Mr. White joined the Company in January, 1993 as a night manager and since May, 1995 has been its General Manager. From October, 1989, until joining the Company in 1993, Mr. White worked in the hospitality industry for the Bennigan's restaurant chain. Mr. White completed the Bennigan's Restaurant Management Training Program in 1992.

    Scott C. Mitchell, age 43, has served as a director of the Company since December, 1994. Mr. Mitchell has been a certified public accountant in private practice since 1976 and has been a principal of his own firm since 1981. Mr. Mitchell's current firm Mitchell & Cavallo, P.C. serves a wide range of business and individual clients. Mr. Mitchell has been licensed since 1980 to practice law in the State of Texas and since 1986 has been admitted to practice before the Tax Court of the United States. Further, Mr. Mitchell has been appointed by various District Courts as a receiver and special master of business entities under court jurisdiction. Mr. Mitchell was appointed a Receiver of the Company in September, 1989 with limited authority to oversee and review the receipt and disbursement of revenues of the Company. Mr. Mitchell, however, had no authority over the management of the Company. The receivership was terminated in March, 1993. Mr. Mitchell graduated from the University of Texas with an honors degree in Business Administration.

    Martin Sage, age 45 has served as a Director of the Company since July, 1995. Mr. Sage is the founder and director of Sage Productions, Inc., which is involved in the development of applying advanced learning theory to business. The Sage Learning Method enables individuals to build innovative approaches to management, leadership and team building. The Sage Learning Method works to create dynamic relationships which motivate and create synergy between individuals and the businesses where they work. For the past 16 years, Mr. Sage has served as a consultant to businesses throughout the United States bringing his innovative approach to business to many organizations and corporations.

    Robert Gary White, age 41, Chief Financial Officer, has been with the Company since February, 1996. A CPA in the state of Texas since 1979, Mr. White was previously an audit manager with Jackson & Rhodes, P.C., an accounting firm located in Dallas, Texas, from 1994 to 1996, where he was responsible for the Rick's Cabaret International, Inc. engagement. He has additional experience in managing his own accounting practice and consulting with entertainment companies, which he did from 1992 to 1994. Additionally, from 1989 through 1991, Mr. White was an officer of International Broadcast Systems, Ltd., a NASDAQ listed entertainment company, becoming a director in 1990. Prior thereto, he was with Deloitte Touche L.L.P. (formerly Touche Ross & Co.) for twelve and one half years. He is a 1977 graduate of the University of Texas at Austin with a B.B.A. in accounting.

CERTAIN SECURITIES FILINGS

    Robert Watters, Scott Mitchell, Martin Sage, and Erich Norton White, all directors of the Company, each failed to timely file one report on Form 3 as required by Section 16(a) of the Exchange Act. The reports were of their respective beneficial holdings owned at the time they each became subject to reporting on Form 3. Messrs. Mitchell and Sage each subsequently filed one amendment to Form 3. Mr. White subsequently filed two amendments to Form 3.

ITEM 10.     EXECUTIVE COMPENSATION

    The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 1996, 1995 and 1994 of the chief executive officer of the Company. No executive officer (other than the chief executive officer) of the Company received compensation which exceeded $100,000 during 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                  ANNUAL COMPENSATION               COMPENSATION
                                               -------------------------         ---------------------        ALL
                                                                                  RESTRICTED     STOCK       OTHER
                                                                                    STOCK        OPTIONS     COMPEN-
NAME & PRINCIPAL POSITION               YEAR     SALARY    BONUS    OTHER(1)        AWARDS      (SHARES)     SATION
-------------------------               ----     ------    -----    -----         ----------    --------     -------
Robert L. Watters                       1996    $325,000   -0-        -0-             -0-           -0-         -0-
 Chief Executive Officer                1995    $298,000   -0-        -0-             -0-           -0-         -0-
                                        1994    $382,970   -0-        -0-             -0-           -0-         -0-

-------------------------
     (1) The Company provides Mr. Watters certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.


DIRECTOR COMPENSATION

         The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. Scott C. Mitchell, Martin Sage and Erich N. White, directors of the Company were granted stock options on October 12, 1995 for services provided to the Company as directors. Messrs. Mitchell, Sage and White were each granted 5,000 stock options, all at an exercise price of $3.00 per share until January, 2005. The options are exercisable only as to-one-fourth of the total number of shares covered by each grant of options during each 12-month period commencing 12 months after the grant date.

EMPLOYEE STOCK OPTION PLAN

         While the Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries which it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and in 1995 adopted a Stock Option Plan (the "Plan") for employees and directors.

         The purpose of the Plan is to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This Plan will also assist the Company and its subsidiaries in attracting and retaining key employees and directors. The options granted under this Plan may be either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under
Section 83 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares may be optioned and sold under the Company's Stock Option Plan. As of September 30, 1996, 105,000 stock options had been granted under the Plan, none of which have been exercised.

EMPLOYMENT AGREEMENT

         The Company presently has a three year employment agreement with Robert L. Watters (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 1997, provides for an annual base salary of $300,000. The Agreement also allows for an annual bonus, in the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. Mr. Watters' Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement. The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at December 20, 1996, with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                         Shares Beneficially Owned
                                                         -------------------------
Name and Address of Beneficial Owner (1)                 Number            Percent
----------------------------------------                 ------            -------
Robert L. Watters
3113 Bering
Houston, Texas 77057 . . . . . . . . . . . . . .         1,800,000         36.86%

Erich Norton White
3113 Bering
Houston, Texas 77057 . . . . . . . . . . . . . .            14,675(2)        .30%

Scott C. Mitchell
820 Gessner, Suite 1380
Houston, Texas 77024 . . . . . . . . . . . . . .            11,250(3)        .29%

Martin Sage
100 Congress Ave., Ste. 2100
Austin, Texas 78701 . . . . . . . . . . . . . . .            1,250(3)        .01%

Robert Gary White
3113 Bering
Houston, Texas 77057 . . . . . . . . . . . . . . .             -0-(4)        .00%

Rock Fund
3601 West Commercial Blvd.
Fort Lauderdale, Florida, 33309. . . . . . . . . . .       244,600          5.0%

All directors and executive officers as
a group (5 persons) . . . . . . . . . . . . . . . .      1,827,175         37.46%
---------------

(1) Messrs. Watters, White and Mitchell have sole voting and investment power with respect to the shares shown as beneficially owned by them.

(2) Includes options to purchase 13,750 shares at an exercise price of $3.00 per share, which are presently exercisable; and does not include options to purchase 16,250 shares at an exercise price of $3.00 per share which will not become exercisable within the next 60 days.

(3) Includes options to purchase 1,250 shares at an exercise price of $3.00 per share, which are presently exercisable; and does not include options to purchase 3,750 shares at an exercise price of $3.00 per share which will not become exercisable within the next 60 days.

(4) Does not include options to purchase 25,000 shares at an exercise price of $4 3/4 per share, none of which are exercisable within the next 60 days.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the Company's reorganization, the Company, as a privately-held company engaged in certain business transactions with Mr. Watters, its sole stockholder. These transactions are described below. The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any future transactions and/or loans between the Company and its officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company. In the Company's view, all of the transactions described below involving the Company meet this standard.

         The Company was organized in 1994 to acquire all of the outstanding common stock of Trumps, Inc. ("Trumps"), a Texas corporation formed in 1982, from Robert L. Watters, its sole stockholder. The Company issued to Mr. Watters 1,750,000 shares of its common stock in exchange for the common stock of Trumps. This exchange, which resulted in Trumps becoming a wholly owned subsidiary of the Company, was consummated in February 1995. The transaction was entered as part of a corporate reorganization, the result of which was to create the Company as a holding company for Trumps.

         In August, 1995, the Board of Directors of the Company authorized the acquisition from Mr. Watters of all of the capital stock of Tantric Enterprises, Inc., Tantra Dance, Inc., and Tantra Parking, Inc. (collectively "Tantra"). The Company issued to Mr. Watters 50,000 shares of its common stock in exchange for the stock of Tantra. The exchange was consummated in September, 1995. The Tantra companies own and operate Tantra, a non-sexually oriented discotheque and billiard club in Houston, Texas. The Board of Directors determined that the combination of the business operations of Tantra and the Company will create a synergy which will enhance the profitability of both businesses. Moreover, the diversification of the Company's operations into the business of Tantra is anticipated to enhance the public image of the Company. The Board of Directors has received an opinion of an independent third-party appraiser that the terms of the transaction are fair and reasonable to the Company and are at least as favorable to the Company as would be the case between unrelated parties. Mr. Watters had no cost basis in the stock of Tantra.

         In 1986, the Company entered into a lease agreement with Zu Corporation, a Texas corporation ("Zu"), for the land and building where Rick's Cabaret is located (the "Zu Lease Agreement"). In 1991, Mr. Watters exercised an option to purchase all of the outstanding shares of capital stock of Zu. The seller, however, contested the validity of the exercise of this option and Mr. Watters initiated litigation. The litigation has been settled. See "Legal Proceedings."

         As of September 30, 1993, SRD Vending Company, Inc. ("SRD"), a company wholly-owned by Robert L. Watters, had advanced the Company $60,501. This amount was increased during the Company's 1994 fiscal year to $69,722. During November, 1994, the Company converted these advances, which were demand obligations of the Company, to a promissory note in favor of SRD in the amount of $69,722. The promissory note, which bears interest at the rate of 9% per annum, was due in full on November 30, 1995, at which time it was paid.

         SRD has provided and maintained the cigarette vending machines at Rick's Cabaret since 1986. SRD's revenues are generated from the sale of cigarettes from vending machines located at Rick's Cabaret. SRD is responsible
(i) to service the vending machines to ensure that they are in good working order and (ii) to maintain an adequate supply of cigarettes in the vending machines. The Company has agreed with SRD that the revenues received from the vending machines after

December 31, 1994 will be split equally between the Company and SRD. During the Company's fiscal years ending 1996 and 1995, SRD received less than $25,000 per year from the vending machines.

         During the Company's fiscal years ending 1996 and 1995, the Company paid $7,775 and $16,560, respectively, for accounting services to accounting firms in which Mr. Mitchell, a director of the Company, was a principal.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.      Identification of Exhibit

 3.1(1)-         Certificate of Incorporation of the Registrant

 3.2(1)-         Bylaws of the Registrant

 4.1(1)-         Common Stock specimen

 4.2(1)- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of holders of common stock of the Registrant

 4.3(1)- Form of Representative's Warrant Agreement and Form of Warrant Certificate

 4.4(1)-         Warrant Agreement and Warrant Specimen

 5.1(1)-         Opinion of Axelrod, Smith & Kirshbaum, including Consent

10.1   -         Lease of premises located at 315-21 Bourbon Street, New
                 Orleans, Louisiana, dated February 13, 1996

10.2(1)- Lease Agreement between Zu Corporation as Lessor and Trump's, Inc., as Lessee, dated February 28, 1986

10.3(1)- Amendment to Lease Agreement between Zu Corporation, Lessor and Trump's, Inc., Lessee, dated September 10, 1989

10.4(1)- Lease Agreement between Trump's, Inc., as Lessor and Tantric Enterprises, Inc., as Lessee dated December 1, 1994

10.5(1)-         Agreement between Trump's, Inc., and SRD Vending Company, Inc.

10.6(1)- Form of Financial Advisory Agreement between Barron Chase Securities, Inc. and Registrant

10.7(1)- Form of Merger and Acquisition Agreement between Barron Chase Securities, Inc. and the Registrant

10.8(1)-         Employee Stock Option Plan

10.9(1)-         Employment Agreement between the Registrant and Robert L.
                 Watters

21.1-            Subsidiaries of Registrant

27.1-            Financial Data Schedule

--------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-88372), as amended, and incorporated herein by reference thereto.


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 1996.

                                        RICK'S CABARET INTERNATIONAL, INC.


                                        By:   /s/ Robert L. Watters
                                           -----------------------------------
                                           Robert L. Watters, Chairman
                                           of the Board and Chief
                                           Executive Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                   Title                          Date
---------                                   -----                          ----
   /s/ Robert L. Watters           Chairman of the Board,         December 27, 1996
-------------------------------    Chief Executive Officer,
       Robert L. Watters           and Director

  /s/ Erich Norton White           Director and Executive         December 27, 1996
-------------------------------    Vice President
      Erich Norton White

  /s/ Scott C. Mitchell            Director                       December 20, 1996
-------------------------------
      Scott C. Mitchell

  /s/                              Director                       December __, 1996
-------------------------------
      Martin Sage

   /s/ Robert Gary White           Chief Financial Officer and    December 27, 1996
-------------------------------    Principal Accounting Officer
       Robert Gary White

                              INDEX TO EXHIBITS




Exhibit No.                     Description
-----------                     -----------

10.1   -         Lease of premises located at 315-21 Bourbon Street, New
                 Orleans, Louisiana, dated February 13, 1996

21.1   -         Subsidiaries of Registrant

27.1   -         Financial Data Schedule