Form 10QSB
period 1996-12-31
RICKS CABARET INTERNATIONAL INC
filed 1997-02-18
CIK 935419

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1996

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

                                (713) 785-0444
             (Registrant's telephone number, including area code)
                              -----------------


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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At February 11, 1997, 4,114,922 shares of common stock, $.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]
-------------------------------------------------------------------------------

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS


                                                                         Page(s)

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                 Consolidated Balance Sheets as of December 31, 1996 (unaudited)

                 Consolidated Statements of Operations for the three months ended December 31, 1996 and 1995 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 (unaudited)

                 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

Item 1.          Legal Proceedings


Item 6.          Exhibits and Reports

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                December 31,    September 30,
                                                                    1996            1996
                                                                ------------    ------------
                                                                (unaudited)
Current assets:
      Cash                                                      $  1,182,232    $  3,150,003
      Accounts receivable                                             78,428          73,531
      Inventories                                                     99,936          47,620
      Prepaid expenses                                               237,537         172,198
      Income taxes receivable                                         43,944          47,735
                                                                ------------    ------------
           Total current assets                                    1,642,077       3,491,087
                                                                ------------    ------------

Property and equipment:
      Buildings, land and leasehold improvements                   5,179,462       2,225,710
      Furniture and equipment                                      1,047,680         742,320
                                                                ------------    ------------
                                                                   6,227,142       2,968,030

      Less accumulated depreciation                                 (593,850)       (554,338)
                                                                ------------    ------------

                                                                   5,633,292       2,413,692
                                                                ------------    ------------

Other assets:

      Other                                                          459,148         228,062
                                                                ------------    ------------

                                                                $  7,734,517    $  6,132,841
                                                                ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                         $    214,173    $    153,677
      Accounts payable - trade                                       523,421         336,253
      Accrued expenses                                               133,140         245,264
      Income taxes payable                                              --              --
                                                                ------------    ------------
           Total current liabilities                                 870,734         735,194

Long-term debt, less current portion                               1,795,333          77,826
                                                                ------------    ------------

               Total liabilities                                   2,666,067         813,020
                                                                ------------    ------------

Commitments and contingencies                                           --              --

Stockholders' equity (Note 2):
      Preferred stock - $.10 par, authorized
           1,000,000 shares; none issued                                --              --
      Common stock - $.01 par, authorized
           15,000,000 shares; issued 4,114,922 and 4,068,077          41,149          40,681
      Additional paid-in capital                                   5,940,306       5,788,528
      Retained earnings (deficit)                                   (913,005)       (509,388)
                                                                ------------    ------------
           Total stockholders' equity                              5,068,450       5,319,821
                                                                ------------    ------------

                                                                $  7,734,517    $  6,132,841
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                               1996            1995
                                           ------------    ------------
                                            (unaudited)     (unaudited)
Revenues:
       Sales of alcoholic beverages        $    549,927    $    566,108
       Sales of food                             67,495          39,925
       Service revenues                         421,625         447,562
       Other                                     43,568         114,531
                                           ------------    ------------

                                              1,082,615       1,168,126
                                           ------------    ------------

Operating expenses:
       Cost of goods sold                       198,691         214,950
       Salaries and wages                       437,789         370,291
       Other general and administrative:
            Taxes and permits                   109,986         142,329
            Charge card fees                     19,356           8,255
            Rent                                 93,141          70,119
            Legal and accounting                114,308          17,206
            Advertising                         187,331         182,554
            Other                               331,271         187,443
                                           ------------    ------------

                                              1,491,873       1,193,147
                                           ------------    ------------

Income (loss) from operations                  (409,258)        (25,021)

       Interest income                            5,641          37,209
                                           ------------    ------------

Income (loss) before income taxes              (403,617)         12,188

       Income taxes (benefit)                      --             4,800
                                           ------------    ------------

Net income (loss)                          $   (403,617)   $      7,388
                                           ============    ============

Net income (loss) per common share         $      (0.10)   $       0.00
                                           ============    ============

Weighted average shares outstanding           4,099,307       3,640,000
                                           ============    ============



          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                   1996            1995
                                                               ------------    ------------
                                                                (unaudited)     (unaudited)
Net income (loss)                                              $   (403,617)   $      7,388

Adjustments to reconcile net income (loss) to net
  cash (used) by operating activities:
     Depreciation                                                    40,568          23,706
     Changes in assets and liabilities:
         Accounts receivable                                         (4,897)         (3,026)
         Inventories                                                (52,316)         (1,139)
         Prepaid expenses and other assets                          (65,339)        (22,635)
         Accounts payable and accrued liabilities                   135,540        (110,275)
         Income taxes payable/receivable                              3,791           4,800
                                                               ------------    ------------
            Net cash (used) by operating activities                (346,270)       (101,181)
                                                               ------------    ------------

Cash flows from investing activities:
     Additions to property and equipment                         (3,259,112)       (265,853)
     Retirements of fully depreciated assets                           --              --
     Increase in other assets                                      (231,086)        (14,195)
                                                               ------------    ------------
            Net cash used in investing activities                (3,490,198)       (280,048)
                                                               ------------    ------------

Cash flows from financing activities:
     Common stock issued, less offering costs                       152,246       4,834,450
     Increase in long-term debt                                   1,730,000            --
     Payments on long-term debt                                     (13,549)       (108,579)
     (Increase) decrease in deferred financing costs                   --          (174,811)
                                                               ------------    ------------
            Net cash provided (used) by financing activities      1,868,697       4,551,060
                                                               ------------    ------------

Net increase in cash                                             (1,967,771)      4,169,831

Cash at beginning of period                                       3,150,003         195,112
                                                               ------------    ------------

Cash at end of period                                          $  1,182,232    $  4,364,943
                                                               ============    ============


Cash paid during the period for:
     Interest                                                  $      2,866    $      4,139
                                                               ============    ============

     Income taxes                                              $       --      $       --
                                                               ============    ============

Non-cash transaction:
     On December 29, 1994, the Company acquired certain land with a $95,000 note

          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

2.  PUBLIC OFFERING

        On October 13, 1995, the Company completed its offering of 1,840,000 shares of common stock. The proceeds of the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions, and expenses of the offering.

        A portion of the proceeds of the Company's public offering has been used for capital improvements at the existing Houston, Texas location, acquisition of land for a new Houston location, demolition and refurbishment of the New Orleans location, payments on the Company's existing borrowings, and for working capital purposes. The balance is primarily being invested temporarily in cash equivalents and short term investments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ending September 30, 1996.

GENERAL

        The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc. a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans which opened on December 30, 1996. In June 1996, the Company formed RCI Entertainment (Texas) Inc. for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company plans to build a new adult oriented nightclub at this location within the next eighteen to twenty four months. On December 17, 1996, the Company acquired the land and building at its primary Houston, Texas location thereby allowing the Company to remain at the location and settling some long-standing litigation. The Company's fiscal year end is September 30.

        Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 57% of total revenues, and charges to the entertainers and cover charges which comprise approximately 37% of total revenues for the first quarter of fiscal 1997 revenues. For the first quarter of fiscal 1996, these percentages were 51% and 38%, respectively. Cover charges, as a percentage of total revenues, increased slightly during the first quarter of fiscal 1996 due to the acquisition of Tantra, which derives a greater portion of its overall revenue from this source than does Rick's Cabaret. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $200 to $1,200 for a lifetime membership or corporate membership. Additional benefits include a waiver of cover charges, 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased. During the first quarter of fiscal 1997, the Company has been aggressively marketing its VIP memberships.

RESULTS OF OPERATIONS

        Three Months Ended December 31, 1996 compared to the Three Months Ended December 31, 1995. For the quarter ending December 31, 1996, the Company had consolidated total revenues of $1,082,615, a decrease of $85,500 from fiscal 1996 first quarter revenues of

$1,168,126. Single location revenues for Rick's Cabaret declined 15% from fiscal 1995 or approximately $140,000. The decline at Rick's Cabaret is offset by Tantra revenues of $248,000 during the quarter. The overall decline in revenues for Rick's Cabaret in attributable to the increased level of competition in the Houston, Texas area. Management intends to offset this decline with the opening of the New Orleans location on December 30, 1996. Currently management is also studying potential acquisition which would additionally serve to offset the current revenue declines.

        Cost of goods sold were 32% and 37% of sales of alcoholic beverages and food for the first quarters of fiscal 1997 and 1996, respectively. Renovations to the kitchen area at Rick's Cabaret during the months of November and December, 1995 required to the Company to use outside sources for catering lunch and dinner meals which resulted in a limited menu offerings at higher costs. Additionally, in order to capitalize on the media attention given the Company over the successful completion of the public offering, the Company had several promotional events where drinks were discounted, which resulted in decreased margin during 1995. Currently, management has been aggressively decreasing costs in the kitchen area by improving menu offerings and buying procedures.

        Salaries and wages increased 18% or $67,498 from the first quarter of fiscal 1996 due to the addition of Tantra personnel. Management staffing has been increased in order to have adequately trained personnel to assist with the planning and opening of additional locations which are currently being studied.

         Other general and administrative expenses increased 41% or $247,487 from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Charge card fees increased largely due to increased credit card sales during the first quarter of fiscal 1997. Advertising and promotion increased only slightly as the Company continued an extensive radio advertising campaign in order to capitalize on the extensive media attention the Company receives as a NASDAQ traded adult oriented business. Management believes the positive effects of advertising for the Company are often deferred for a period of several months. During fiscal year 1997, the Company continues to utilize an advertising and public relations firm to assist with the placement of advertising. During the quarter the Company capitalized an additional $161,000 of pre-opening costs associated with the New Orleans location. As of December 31, 1996, the Company had capitalized $336,000 of pre-opening costs associated with this location.

        Interest income decreased during the first quarter of fiscal 1997 as a result of utilizing the proceeds of the Company's public offering. Interest expense was reduced during the first quarter of fiscal 1997 due to a reduction in the average amount of bank and lease financing debt outstanding during the first quarter of fiscal 1997. On December 17, the Company acquired its present Houston location and obtained $1,000,000 in bank financing. Additionally, during the last half of December, the Company made draws against its construction financing in New Orleans. These events will serve to increase interest expense in future periods.

        The Company experienced a net loss for the first quarter of fiscal 1997 of ($403,617). Management anticipates that the Company will experience a significant revenue growth with the opening of the New Orleans location which will serve to mitigate losses experienced during the last three quarters.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1996 the Company had working capital of $771,343 as a result of the successful completion of the Company's initial public offering and a smaller private placement during September and October of 1996.

        In the opinion of management, working capital is not a true indicator of the financial status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction.

SEASONALITY

        The Company is significantly affected by seasonal factors. Typically, Rick's experienced reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

        This Management Discussion and Analysis contains forward looking statements that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the timing of the opening of the dinner theater in New Orleans, the lack market acceptance of this concept, and the availability of acceptable financing to fund corporate expansion efforts.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B

              (1)  Exhibit 27 Financial Data Table

         (b)  Reports on Form 8-K

              (2) On October 22, 1996, the Company filed a current report on Form 8-K regarding other events.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           RICK'S CABARET INTERNATIONAL, INC.



Date: February 13, 1997                     By:     /s/ Robert L. Watters
                                                    ----------------------------
                                                    Robert L. Watters, President


                                            By:     /s/ Gary White
                                                    ----------------------------
                                                    Gary White, Chief Financial
                                                    Officer and Chief Accounting
                                                    Officer

                               INDEX TO EXHIBITS

       Exhibit
         No.              Description
       -------            -----------
         27         Financial Data Schedule