Form 10QSB
period 1997-03-31
RICKS CABARET INTERNATIONAL INC
filed 1997-05-15
CIK 935419

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                  FORM 10-QSB

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 1997

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

         At May 12, 1997, 4,120,922 shares of common stock, $.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);
Yes [ ] No [x]


===============================================================================

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS


                                                                        Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1997 (unaudited)
           and September 30, 1996                                           3

        Consolidated Statements of Operations for the three months and
           six months ended March 31, 1997 and 1996 (unaudited)             4

        Consolidated Statements of Operations for the three months ended
           December 31, 1996 and 1995 - restated (unaudited)                5

        Consolidated Statements of Cash Flows for the six months ended
           March 31, 1997 and 1996 (unaudited)                              6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  18

Item 5. Other Information                                                  18

SIGNATURES

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    March 31,      September 30,
                                                                      1997             1996
                                                                  -------------    -------------
                                                                  (unaudited)
                                     ASSETS
Current assets:
       Cash                                                       $   315,474      $ 3,150,003
       Accounts receivable                                             52,988           73,531
       Inventories                                                     68,248           47,620
       Prepaid expenses                                               101,299          172,198
       Income taxes receivable                                         43,944           47,735
                                                                  -----------      -----------
            Total current assets                                      581,953        3,491,087
                                                                  -----------      -----------

Property and equipment:
       Buildings, land and leasehold improvements                   6,167,741        2,225,710
       Furniture and equipment                                      1,250,191          742,320
                                                                  -----------      -----------
                                                                    7,417,932        2,968,030

       Less accumulated depreciation                                 (675,600)        (554,338)
                                                                  -----------      -----------

                                                                    6,742,332        2,413,692
                                                                  -----------      -----------

Other assets:
       Other                                                          318,956          228,062
                                                                  -----------      -----------
                                                                  $ 7,643,241      $ 6,132,841
                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                          $   145,419      $   153,677
       Accounts payable - trade                                       593,721          336,253
       Accrued expenses                                               449,183          245,264
                                                                  -----------      -----------
            Total current liabilities                               1,188,323          735,194

Long-term debt, less current portion                                1,792,333           77,826
                                                                  -----------      -----------

                Total liabilities                                   2,980,656          813,020
                                                                  -----------      -----------

Commitments and contingencies                                            --               --

Stockholders' equity  (Note 2):
       Preferred stock - $.10 par, authorized
            1,000,000 shares; none issued                                --               --
       Common stock - $.01 par, authorized 15,000,000 shares;
            issued 4,120,922 and 4,068,077, respectively               41,209           40,681
       Additional paid in capital                                   5,804,728        5,788,528
       Accumulated deficit                                         (1,183,352)        (509,388)
                                                                  -----------      -----------
            Total stockholders' equity                              4,662,585        5,319,821
                                                                  -----------      -----------
                                                                  $ 7,643,241      $ 6,132,841
                                                                  ===========      ===========


          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                  Three Months Ended March 31,       Six Months Ended March 31,
                                                  ----------------------------      ----------------------------
                                                     1997             1996             1997             1996
                                                  -----------      -----------      -----------      -----------
                                                  (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                                                                    (Restated)
Revenues:
       Sales of alcoholic beverages               $ 1,021,358      $   629,898      $ 1,571,285      $ 1,196,006
       Sales of food                                  133,083           92,804          200,578          132,729
       Service revenues                               643,308          464,768        1,064,933          912,330
       Other                                          162,893           13,413          206,461          127,944
                                                  -----------      -----------      -----------      -----------
                                                    1,960,642        1,200,883        3,043,257        2,369,009
                                                  -----------      -----------      -----------      -----------

Operating expenses:
       Cost of goods sold                             387,258          220,742          589,963          435,692
       Salaries and wages                             597,014          424,637        1,080,574          794,928
       Other general and administrative:
            Taxes and permits                          69,686          162,011          180,467          304,340
            Charge card fees                           15,208           29,285           34,564           37,540
            Rent                                       96,978           78,081          237,919          148,200
            Legal and accounting                       59,625           22,367          173,933           39,573
            Advertising                               203,860          141,389          439,261          323,943
            Other                                     447,037          260,703          793,042          448,146
                                                  -----------      -----------      -----------      -----------
                                                    1,876,666        1,339,215        3,529,723        2,532,362
                                                  -----------      -----------      -----------      -----------

Income (loss) from operations                          83,976         (138,332)        (486,466)        (163,353)

Other income (expense)
       Interest income                                    190           51,595            5,831           92,943
       Interest expense                               (42,191)          (4,443)         (42,191)          (8,582)
                                                  -----------      -----------      -----------      -----------
                                                      (42,001)          47,152          (36,360)          84,361
                                                  -----------      -----------      -----------      -----------

Income (loss) before income taxes and
       cumulative effect of accounting change          41,975          (91,180)        (522,826)         (78,992)

       Income taxes                                      --               --               --              4,800
                                                  -----------      -----------      -----------      -----------

Income (loss) before cumulative effect
       of accounting change                            41,975          (91,180)        (522,826)         (83,792)

Cumulative effect of change in accounting
       for preopening costs - no income
       tax effect                                        --               --           (151,138)            --
                                                  -----------      -----------      -----------      -----------

Net income (loss)                                 $    41,975      $   (91,180)     $  (673,964)     $   (83,792)
                                                  ===========      ===========      ===========      ===========

Earnings (loss) per common share:

       Before cumulative effect of change in
       accounting for preopening costs            $      0.01      $     (0.03)     $     (0.12)     $     (0.02)

       Effect of accounting change                       --               --              (0.03)            --
                                                  -----------      -----------      -----------      -----------

Net income (loss) per common share                $      0.01      $     (0.03)     $     (0.15)     $     (0.02)
                                                  ===========      ===========      ===========      ===========

Weighted average shares outstanding                 4,120,922        3,640,000        4,099,307        3,640,000
                                                  ===========      ===========      ===========      ===========

Proforma amounts assuming the new accounting method is applied retroactively:

       Net income (loss)                          $    41,975      $   (91,180)     $   673,964      $    83,792
                                                  ===========      ===========      ===========      ===========
       Net income (loss) per share                $       .01      $      (.03)     $      (.12)     $      (.02)
                                                  ===========      ===========      ===========      ===========





          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 and 1995


                                                             1996             1995
                                                          -----------      -----------
                                                          (unaudited)      (unaudited)
                                                          (Restated)
Revenues:
     Sales of alcoholic beverages                         $   549,927      $   566,108
     Sales of food                                             67,495           39,925
     Service revenues                                         421,625          447,562
     Other                                                     43,568          114,531
                                                          -----------      -----------
                                                            1,082,615        1,168,126
                                                          -----------      -----------

Operating expenses:
     Cost of goods sold                                       202,705          214,950
     Salaries and wages                                       483,560          370,291
     Other general and administrative:
          Taxes and permits                                   110,781          142,329
          Charge card fees                                     19,356            8,255
          Rent                                                140,941           70,119
          Legal and accounting                                114,308           17,206
          Advertising                                         235,401          182,554
          Other                                               346,005          187,443
                                                          -----------      -----------
                                                            1,653,057        1,193,147
                                                          -----------      -----------

Income (loss) from operations                                (570,442)         (25,021)

     Interest income                                            5,641           37,209
                                                          -----------      -----------

Income (loss) before income taxes and
     cumulative effect of accounting change                  (564,801)          12,188
                                                          -----------      -----------

     Income taxes (benefit)                                      --              4,800
                                                          -----------      -----------

Income (loss) before cumulative effect
     of accounting change                                    (564,801)           7,388
                                                          -----------      -----------

Cumulative effect of change in accounting for
     preopening costs - no income tax effect                 (151,138)            --
                                                          -----------      -----------

Net income (loss)                                            (715,939)           7,388
                                                          ===========      ===========

Earnings (loss) per common share:

     Before cumulative effect in change in accounting
     for preopening costs                                 $     (0.14)     $      --

     Effect of accounting change                                (0.03)            --
                                                          -----------      -----------

Net income (loss) per common share                        $     (0.17)     $      0.00
                                                          ===========      ===========

Weighted average shares outstanding                         4,099,307        3,640,000
                                                          ===========      ===========



          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                        1997             1996
                                                                    ------------     ------------
                                                                    (unaudited)       (unaudited)

Net (loss) income                                                   $  (673,964)     $   (83,792)

Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
     Depreciation                                                       129,762           55,820
     Changes in assets and liabilities:
         Accounts receivable                                             20,543          (21,723)
         Inventories                                                    (20,628)               6
         Prepaid expenses and other assets                               70,899           (5,229)
         Accounts payable and accrued liabilities                       461,387          (90,691)
         Income taxes payable                                             3,791         (181,000)
                                                                    -----------      -----------
            Net cash (used in) provided by operating activities          (8,210)        (326,609)
                                                                    -----------      -----------

Cash flows from investing activities:
     Additions to property and equipment                             (4,665,708)        (529,338)
     Increase in other assets                                          (100,969)         (22,945)
                                                                    -----------      -----------
            Net cash used in investing activities                    (4,766,677)        (552,283)
                                                                    -----------      -----------

Cash flows from financing activities:
     Proceeds from the sale of common stock                             168,746        4,834,450
     Proceeds from borrowing                                          1,800,000
     Payments on long-term debt                                         (28,388)        (137,090)
     Increase in deferred financing costs                                  --           (174,811)
                                                                    -----------      -----------
            Net cash provided by (used in) financing activities       1,940,358        4,522,549
                                                                    -----------      -----------

Net increase (decrease) in cash                                      (2,834,529)       3,643,657

Cash at beginning of period                                           3,150,003          195,112
                                                                    -----------      -----------

Cash at end of period                                               $   315,474      $ 3,838,769
                                                                    ===========      ===========


Cash paid during the period for:
     Interest                                                       $    42,000      $     8,582
                                                                    ===========      ===========

     Income taxes                                                   $      --        $   181,000
                                                                    ===========      ===========


          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

 2.   PUBLIC OFFERING

         On October 13, 1995, the Company completed its offering of 1,840,000 shares of common stock. The proceeds of the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions, and expenses of the offering. During October 1996, the Company completed a private placement of 380,000 shares of common stock and received approximately $1,235,000. The Company is currently in the process of registering those private placement shares and has filed a Form S-3 with the Securities and Exchange Commission.

         A portion of the proceeds of the Company's public offering has been used for capital improvements at the existing Houston, Texas location, acquisition of land and building at the existing Houston, Texas location, acquisition of land for a new Houston location, demolition and refurbishment of the New Orleans location, payments on the Company's existing borrowings, and for working capital purposes.

3.   CHANGE IN ACCOUNTING PRINCIPLE - PREOPENING COSTS

         The Company has changed its method of accounting for preopening costs for new locations from the deferral method to directly expensing the costs in the period in which they were incurred. Management believes that the direct expense method is preferable because it does not subject future periods to losses resulting from estimates of future recoverability and more reasonably matches costs with revenues. The cumulative impact of the change results in an additional $312,322 of costs being recognized during the first fiscal quarter of the 1997 fiscal year. The recognition of this additional costs increases the company's loss for the first fiscal quarter to $(715,939) or $(0.17) per share from the loss of $(403,797) or $(0.10) as previously reported. There were no preopening costs incurred during the quarter ended March 31, 1997.


 4.   ADVERTISING COSTS

         The Company recognized advertising costs of $203,860 and $439,261 during the three and six month periods ending March 31, 1997. During the same period, the Company deferred costs of $100,969 which represents expenditures incurred to develop a new advertising campaign which will be used in other locations during the next eighteen months. These costs are for logo design, artwork and ad layouts, a photographic library and the associated creative fees.

 5.   COMMITMENTS AND CONTINGENCIES

Sexually Oriented Business Ordinance - Houston, Texas

         In January, 1997, the City Council of the City of Houston, Texas passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which will become fully effective by mid 1997 establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. Rick's Cabaret at its original location at 3113 Bering Drive and its proposed new location on the Southwest Freeway applied for new permits under the new ordinance as required by March 1, 1997. On March 19 and 20, 1997 the Company was informed that each of its locations failed to the meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License had been denied.

         On April 14, 1997, the Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations under the amortization provisions of the Ordinance. This period of time, if granted, would provide the Company with a period of time during which recovery of the investment in the location would occur.

         The Company, along with numerous other sexually oriented businesses will seek injunctive relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above mentioned litigation. On May 12, 1997, the City of Houston agreed to defer implementation of the ordinance until the constitutionality of the entire ordinance is decided in a court trial on July 14, 1997.

         No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful it is likely that the Company will be able to take the benefit of an amortization provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

Employment Agreements

         The Company presently has a three year employment agreement (the "Agreement") with Robert L. Watters to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 1997, provides for an annual base salary of $300,000. The agreement also allows for an annual bonus, at the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement. During April, 1997, the employment agreement was extended to December 31, 2000 under terms substantially identical to those previously in place.

         During March 1997, the Company entered into three year employment agreements (the "Agreements") with Erich N. White, Vice President of Operations and member of the Board of Directors, and Robert O. Jones, Director of Operations to serve in their present capacities and as General Managers of the New Orleans, Louisiana and Houston, Texas locations, respectively. The Agreements are substantially identical and extend through December 31, 2000, providing for an annual base salary of $60,000 and additional stock options for 25,000 shares of common stock each. The agreements also allow for annual bonuses based on the financial performance of the individual locations for which they are responsible. Additionally, the agreements contain a provision which provides for the direct issuance of common stock to them upon the attainment of certain financial benchmarks. As of March 31, 1997, no costs have been recognized for compensation to the individuals.

 6.   STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of fiscal 1997 and elected to continue accounting for its equity instruments using the accounting prescribed by Opinion 25. The Company will include the disclosures required by SFAS 123 in the Company's 1997 annual report.

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

GENERAL

         The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc. a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans which opened on December 30, 1996. In June 1996, the Company formed RCI Entertainment (Texas) Inc. for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company has recently placed the property for sale. On December 17, 1996, the Company acquired the land and building at its primary Houston, Texas location thereby allowing the Company to remain at the location and settling some long-standing litigation. (See LIQUIDITY AND CAPITAL RESOURCES). The Company's fiscal year end is September 30.

         Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 59% of total revenues, and charges to the entertainers and cover charges which comprise approximately 33% of total revenues for the second quarter of fiscal 1997 revenues. For the second quarter of fiscal 1996, these percentages were 60% and 38% respectively. Cover charges as a percentage of individual location total revenues, increased during the quarter due to Tantra and New Orleans, where cover charges are a larger part of revenues than at the Houston, Texas location. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $200 for an annual membership to $1,200 for a lifetime membership or corporate membership. Additional benefits include a waiver of cover charges, 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased. The prices were reduced and benefits derived from membership were restructured during the second quarter of fiscal 1997 as the Company commenced a promotional campaign to increase overall sales of VIP memberships. Additionally, the Company reduced the operating hours of the Houston location, effective

April 1, 1997, in an effort to increase efficiency and lower operating costs by only remaining open during the peak revenue producing hours.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 compared to the Three Months Ended March 31, 1996. For the quarter ended March 31, 1997, the Company had consolidated total revenues of $1,960,642, an increase of $759,759 from fiscal 1996 second quarter revenues of $1,200,883. The New Orleans location opened on December 30, 1996 and was positively affected by The Sugar Bowl, The Super Bowl, an active convention calendar, and to a lesser extent, the Mardi Gras celebration. Revenues in New Orleans vary significantly based upon special events in the city and there can be no assurance that revenue levels noted during the second fiscal quarter will remain at this level in future periods. Revenues in Houston declined 17% from the same period in 1996 or $169,718. Revenues in Houston continue to be affected by the level of competition and by public perception of a newly enacted city ordinance affecting sexually-oriented businesses which will go into full effect by mid-July 1997 pending judicial review. Revenues at Tantra, the Company's non-sexually oriented discotheque and billiard club, increased to $196,013 during the quarter. The Company continues to study potential acquisition candidates which would contribute to overall revenue growth and profitability and currently has one club in Minneapolis, Minnesota under purchase contract. The purchase of that club is currently awaiting Minneapolis city government approval of permits and the satisfactory completion of acquisition financing (See LIQUIDITY AND CAPITAL RESOURCES).

         Cost of goods sold were 34% and 31% of sales of alcoholic beverages and food for the second quarters of fiscal 1997 and 1996, respectively. The increase during this quarter is primarily due to special and promotional events relating to the opening of the New Orleans location and promotional pricing in Houston. The Company continues to aggressively decrease costs in Houston by improving menu offerings, reducing food inventory stocks and spoilage, and by modifying buying procedures. Additionally, in Houston, effective April 1, 1997, the Company has discontinued its luncheon operations four days a week in an effort to reduce food and preparation costs. The Company does not anticipate a significant revenue decline from these reduced operating hours.

         Payroll and related costs increased 41% or $172,377 from the second quarter of fiscal 1996 due to the addition of New Orleans personnel. In Houston, the Company reduced its overall number of administrative and kitchen personnel through layoffs and attrition in the Houston club, Tantra, and in the corporate office. The beneficial impact of these reductions will be primarily noticed during the third and fourth fiscal quarters during the year. Management personnel which previously had been training and preparing for the opening of the New Orleans location became fully utilized as of the opening of the club on December 30, 1996. With the reductions noted above, increased operating and management efficiencies, and the opening of the New Orleans location,

Management currently believes that its labor and management staff levels are at appropriate levels and that additional management staff needed for the opening of an additional club could be readily obtained from existing ranks.

         Other selling, general and administrative expenses increased 29% or $198,558 from the second quarter of fiscal 1996 to the second quarter of fiscal 1997 primarily due to the opening of the New Orleans location. Advertising and promotion increased $62,471 due to an extensive radio, print and outdoor advertising campaign promoting the grand opening of the New Orleans location. During the quarter, the Company capitalized $100,969 of costs relating to the development of a future promotional campaign which will provide benefit to the Company over the next eighteen months at all locations. Additionally, during the quarter, the Company changed the method used to account for preopening costs from the deferral method to directly expensing the costs in the period in which they are incurred. During the second fiscal quarter of 1997 and 1996, there were no activities occurring which would have resulted in the direct expensing of any preopening costs.

         Interest income decreased during the second quarter of fiscal 1997 as a result of utilizing the proceeds of the Company's public offering and private placement. Interest expense increased as a result of bank financing associated with the construction of the New Orleans facility and the acquisition of the existing Houston facility. (See LIQUIDITY AND CAPITAL RESOURCES).

         Net income for the second quarter of 1997 was $41,975. The Company recorded depreciation and amortization expense of $80,700 during the quarter.

         Six Months Ended March 31, 1997 compared to the Six Months Ended March 31, 1996. For the six months ended March 31, 1997, the Company had consolidated total revenues of $3,043,257, an increase of $674,248 from net revenues of $2,369,009 for the six months ended March 31, 1996.

         Cost of goods sold was 34% and 33% of sales of alcoholic beverages and food for the first six months of fiscal 1997 and 1996, respectively. The increase during this quarter is primarily due to special and promotional events relating to the opening of the New Orleans location and promotional pricing in Houston.

         Payroll and related costs increased $285,646 from the first six months of fiscal 1996 due to the addition of New Orleans personnel. In Houston, the Company reduced its overall number of administrative and kitchen personnel through layoffs and attrition in the Houston club, Tantra, and in the corporate office. The beneficial impact of these reductions will be primarily noticed during the third and fourth fiscal quarters during the year.

         Other selling, general and administrative expenses increased 43% or $557,444 from the first six months of fiscal 1996. Advertising and promotion increased due to an extensive radio, print and outdoor advertising campaign promoting the grand opening of the New Orleans location. Legal and accounting increased during the six months due to fees associated with the settlement of Dallas Fontenot and Robert L. Watters v. Casa El Sol - Acapulco, S.A. and Zu Corporation, fees associated with the Company's year end audit and cost incurred to prepared for routine audits performed by a state and federal agency. Additionally, during the second fiscal quarter, the Company changed the method used to account for preopening costs from the deferral method to directly expensing the costs in the period in which they are incurred. Accounting rules require the impact of the change to be recognized during the first interim period of the fiscal year of the change. The cumulative impact of the change in accounting method is $151,138 and the effect of the restatement of the first fiscal quarter of 1997 results is to increase the operating loss by $161,184.

         Interest income decreased during the six months ending March 31, 1997 as a result of utilizing the proceeds of the Company's public offering and private placement. Interest expense increased as a result of bank financing associated with the construction of the New Orleans facility and the acquisition of the existing Houston facility. (See LIQUIDITY AND CAPITAL RESOURCES).

         Net loss for the six months ended March 31, 1997 was $673,964 (after restatement of the cumulative effect of the accounting method change).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit

         At March 31, 1997 the Company had a working capital deficit and current ratio of $(606,370) and 0.5:1, respectively. The working capital deficit primarily results from operating losses and a construction cost overrun of approximately $650,000 resulting from the New Orleans location. Management plans to mitigate the effects of the working capital deficit by (i) taking steps to restore the Company to profitability (ii) placing existing owned real estate on the Southwest Freeway in Houston, Texas for sale (iii) obtaining additional bank financing to pay outstanding construction cost invoices for the New Orleans location and (iv) seeking additional sources of capital to complete new acquisitions. Management believes that additional locations can be added to the existing corporate infrastructure with minimal overhead increases.

         In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long-term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long-term debt.

         During the six months ended March 31, 1997 the Company decreased its cash used in operations to $8,210 from $326,609 during the same period in fiscal 1996. Depreciation expense recorded during this period was $129,672.
Management believes that the decrease in cash used in operations is a positive trend indicating the impact which an additional location can have on overall overhead coverage and operating results. The Company experienced an operating profit from operations of $83,976 during this fiscal quarter compared to an operating loss of $(138,332) during the same period in the previous year, indicating certain successful results from management's efforts to restore the Company's profitability.

Acquisition of Facilities

         On December 17, 1996, the Company acquired the land and building at its primary Houston, Texas location thereby allowing the Company to remain at the location and settling the lawsuit Dallas Fontenot and Robert L. Watters v. Casa El Sol - Acapulco, S.A. and Zu Corporation. The Company used existing cash proceeds from the public offering and subsequent private placement of $1,000,000 in conjunction with a bank loan of $1,000,000 to finance the acquisition of the property. The loan bears interest at 10.25%, with monthly payments of $13,434 and is due in full on December 17, 2001. The loan is collateralized by the land and building, and the existing owned property on Southwest Freeway in Houston, Texas. In the event of sale of the Southwest Freeway property, a portion of sales proceeds would be required to pay down the outstanding balance of this loan.

         On December 24, 1996, the Company entered into an asset purchase agreement and purchase money contract with a Minnesota based company to acquire the assets of an operating club in Minneapolis, Minnesota. Under the existing agreements, the Company would acquire the land, building and substantially all of the operating assets of the club. The closing of the transaction is subject to the final permit approvals by the Minneapolis city licensing agencies and the completion of additional financing which would provide the funding required for the acquisition. Management believes that it currently has available outside sources of equity capital to the Company which would allow the completion of this transaction within the contractual time allowed.

         Other than the Minneapolis club, Company has no additional clubs or locations under contract nor is it involved in negotiations which would result in the acquisition of additional locations. The Company continually reviews potential acquisition candidates for suitability.

         The Company continues to plan for the opening of a cabaret style dinner theater on the second floor of the New Orleans club. Completion of the second floor facility is currently contingent upon the obtaining additional construction cost financing

Borrowings

         In October 1996, the Company obtained an interim construction period loan for the New Orleans facility in the amount of $800,000. During December 1996 and January

1997, the loan was funded and the proceeds were utilized to pay construction costs. The loan bears interest at 8.5% with interest only due monthly. The bank has agreed to defer the conversion of the interim financing to a permanent loan until December, 1997.

         On May 5, 1997, the Company obtained an additional loan of $256,904 from the same bank to cover a portion of the additional construction costs incurred for the New Orleans facility. The loan bears interest at 9.0% with payments of $5,000 per month plus interest due beginning June through August 1997, and $10,000 per month plus interest due September through November 1997. The outstanding balance of $211,904 is due in full on December 5, 1997.

         The Company does not have any unused lines of bank financing or credit facilities.

UNCERTAINTIES

Sexually Oriented Business Ordinance - Houston, Texas

         In January, 1997, the City Council of the City of Houston, Texas passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which will become fully effective by mid 1997 establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. Rick's Cabaret at its original location at 3113 Bering Drive and its proposed new location on the Southwest Freeway applied for new permits under the new ordinance as required by March 1, 1997. On March 19 and 20, 1997 the Company was informed that each of its locations failed to the meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License had been denied.

         The Company, along with numerous other sexually oriented businesses will seek injunctive relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above mentioned litigation.

         On April 14, 1997, the Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations under the amortization provisions of the Ordinance. This period of time, if granted, would provide the Company with a period of time during which recovery of the investment in the Company would occur. On May 12, 1997, the city of Houston agreed to defer implementation of the ordinance until the constitutionality of the entire ordinance is decided in a court trial on July 14, 1997.

         No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful the Company will be able to take the benefit of an amortization provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

Seasonality

The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from May through September with the strongest operating results occurring during October through April. While management continues to believe that the overall trend remains consistent, the Company has experienced decreased sales in the Houston location during the October through April period. Management attributes these decreases to the current level of competition and to the public perception of a newly enacted city ordinance affecting sexually-oriented businesses which will go into effect by mid-July 1997 pending judicial review.

Special Note Regarding Forward Looking Information

The Management Discussion and Analysis contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation timing of the sexually-oriented business ordinance in the city of Houston, Texas, the timing of the opening of the dinner theater in New Orleans, the possible lack of market acceptance of this concept, and the availability of acceptable financing to fund corporate expansion efforts.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In Dallas J. Fontenot v. Trumps, Inc. and Robert L. Watters, Cause No. 94-057144 in the 127th District Court of Harris County, Texas (the "Fontenot Lawsuit"), Mr. Fontenot sued the Company and Mr. Watters for alleged breaches of an Agreement entered into in April, 1993 among Mr. Fontenot, the Company and Mr. Watters. Mr. Fontenot alleges that Mr. Watters and the Company have breached this Agreement, but does not indicate the manner in which the breach has occurred. The Company believes that it has fully complied with its obligations under this Agreement. The litigation is presently in the discovery stage. The Company believes, after consultation with counsel, that it has defenses to the claims being asserted against it and that the risk of material financial exposure to the Company is unlikely.

         In March, 1997, Classic Affairs and Robert Sabes initiated litigation against the Company in Minneapolis, Minnesota styled Robert W. Sabes and Classic Affairs, Inc., d/b/a Shiek's Palace Royale v. Rick's Cabaret International, Inc., a Texas corporation, RCI Entertainment (Minnesota), Inc. and Robert L. Watters, in District Court, 4th Judicial District, Cause No. CT97-006457. The suit alleges that the Company and Mr. Watters violated a Non-Competition Agreement which was to have been executed upon the closing of the acquisition of Shiek's Palace Royale which never took place.

         Mr. Sabes ("Sabes") and Classic Affairs, Inc. ("Classic Affairs") are seeking an order from the Court that the covenant not to compete is binding upon the Company and Mr. Watters even though the acquisition of Schiek's Palace Royale never took place, as well as an order for unspecified damages for the breach of the agreement. The Company and Mr. Watters have answered the original complaint and have denied all of the allegations contained therein. Further, the Company has filed a Counterclaim against Sabes and Classic Affairs alleging that Sabes and Classic Affairs are seeking to interfere with the Company's right to purchase another adult entertainment facility in Minneapolis. The Company believes, after consultation with counsel, that the claims asserted by Sabes and Classic Affairs are without merit and are subject to defenses. The Company intends to defend this suit against the claims asserted and to pursue its counterclaim against Sabes and Classic Affairs.


ITEM 5.  OTHER INFORMATION

         In January, 1997, the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which will become fully effective by mid 1997 establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. Rick's Cabaret at its original location at 3113 Bering Drive and its proposed new location on the Southwest Freeway applied for new permits under the new ordinance as required by March 1, 1997. On March 19 and 20, 1997, the Company was informed that each of its locations failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License had been denied.

         On April 14, 1997, the Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations under the amortization provisions of the Ordinance. This period of time, if granted, would provide the Company with a period of time during which recovery of the investment in the Company would occur. On May 12, 1997, the City of Houston agreed to defer implementation of the ordinance until the constitutionality of the entire ordinance is decided in a court trial of July 14, 1997.

         The Company, along with numerous other sexually oriented businesses will seek injunctive relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above mentioned litigation.

         No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful it is likely that the Company will be able to take the benefit of an amortization provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

ITEM 6.  EXHIBITS AND REPORTS AND FORM 8-K


    (a)  Exhibits

         27.1 Financial Data Schedule

         Independent Accountants - Preferable Alternative Accounting Principle Letter

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       RICK'S CABARET INTERNATIONAL, INC.



Date: May 14, 1997                     By: /s/ Robert L. Watters
                                           ----------------------------------
                                           Robert L. Watters, President


                                       By: /s/ Gary White
                                           ----------------------------------
                                           Gary White, Chief Financial Officer
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER          DESCRIPTION
  -------         -----------
   27.1           Financial Data Schedule

                  Independent Accountants - Preferable Alternative Accounting
                  Principle Letter