Form 10QSB
period 1997-06-30
RICKS CABARET INTERNATIONAL INC
filed 1997-08-14
CIK 935419

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               ---------------
                                 FORM 10-QSB
                               ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30, 1997

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

                      --------------------------------

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

         At August 12, 1997, 4,120,922 shares of common stock, $.01 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

--------------------------------------------------------------------------------

                     RICK'S CABARET INTERNATIONAL, INC.


                                  CONTENTS


                                                                                                                  Page(s)
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997 (unaudited)
               and September 30, 1996                                                                                   3

          Consolidated Statements of Operations for the three months and
               nine months ended June 30, 1997 and 1996 ( unaudited)                                                    4

          Consolidated Statements of Cash Flows for the nine months ended
               June 30, 1997 and 1996 ( unaudited)                                                                      5

          Notes to Consolidated Financial Statements                                                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                         9

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                                            16

Item 5.   Other Information                                                                                            17

Item 6.   Exhibits and Reports and Form 8-K                                                                            18

SIGNATURES
----------

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              June 30,      September 30,
                                                                1997            1996
                                                            ------------    ------------
                                                             (unaudited)
                                    ASSETS

Current assets:
   Cash                                                     $    357,193    $  3,150,003
   Accounts receivable                                            54,185          73,531
   Inventories                                                    56,991          47,620
   Prepaid expenses                                               82,038         172,198
   Income taxes receivable                                       216,128          47,735
                                                            ------------    ------------
      Total current assets                                       766,535       3,491,087
                                                            ------------    ------------

Property and equipment:
   Buildings, land and leasehold improvements                  6,230,448       2,225,710
   Furniture and equipment                                     1,284,300         742,320
                                                            ------------    ------------
                                                               7,514,748       2,968,030

   Less accumulated depreciation                                (755,880)       (554,338)
                                                            ------------    ------------

                                                               6,758,868       2,413,692
                                                            ------------    ------------

Other assets:
   Other                                                         289,706         228,062
                                                            ------------    ------------
                                                            $  7,815,109    $  6,132,841
                                                            ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                        $    418,812    $    153,677
   Accounts payable - trade                                      614,618         336,253
   Accrued expenses                                              219,650         245,264
                                                            ------------    ------------
      Total current liabilities                                1,253,080         735,194

Long-term debt, less current portion                           1,791,440          77,826
                                                            ------------    ------------

         Total liabilities                                     3,044,520         813,020
                                                            ------------    ------------

Commitments and contingencies                                       --              --

Stockholders' equity  (Note 2):
   Preferred stock - $.10 par, authorized
      1,000,000 shares; none issued                                 --              --
   Common stock - $.01 par, authorized 15,000,000 shares;
      issued 4,120,922 and 4,068,077, respectively                41,209          40,681
   Additional paid in capital                                  5,804,728       5,788,528
   Retained earnings                                          (1,075,348)       (509,388)
                                                            ------------    ------------
      Total stockholders' equity                               4,770,589       5,319,821
                                                            ------------    ------------

                                                            $  7,815,109    $  6,132,841
                                                            ============    ============





          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                     Three Months                Nine Months
                                                    Ended June 30,              Ended June 30,
                                               ------------------------    ------------------------
                                                  1997          1996          1997          1996
                                               ----------    ----------    ----------    ----------
                                               (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                                           (Restated)
Revenues:
     Sales of alcoholic beverages              $  901,515    $  594,907    $2,472,800    $1,790,913
     Sales of food                                102,743        85,560       303,321       218,289
     Service revenues                             635,030       457,982     1,699,963     1,370,312
     Other                                         36,678        11,831       243,139       139,775
                                               ----------    ----------    ----------    ----------

                                                1,675,966     1,150,280     4,719,223     3,519,289
                                               ----------    ----------    ----------    ----------

Operating expenses:
     Cost of goods sold                           311,525       225,064       901,488       660,756
     Salaries and wages                           450,936       450,248     1,531,510     1,245,176
     Other general and administrative:
         Taxes and permits                        135,336       155,945       315,803       460,285
         Charge card fees                          28,855        24,260        63,419        61,800
         Rent                                     132,448        95,107       370,367       243,307
         Legal and accounting                      27,843       118,726       201,776       158,299
         Advertising                              175,819       124,406       615,080       448,349
         Other                                    301,309       418,804     1,094,351       866,950
                                               ----------    ----------    ----------    ----------

                                                1,564,071     1,612,560     5,093,794     4,144,922
                                               ----------    ----------    ----------    ----------

Income (loss) from operations                     111,895      (462,280)     (374,571)     (625,633)

Other income (expense)
     Interest income                                  134        41,949         5,965       134,892
     Interest expense                             (46,026)       (4,196)      (88,217)      (12,778)
                                               ----------    ----------    ----------    ----------
                                                  (45,892)       37,753       (82,252)      122,114
                                               ----------    ----------    ----------    ----------

Income (loss) before income taxes and
     cumulative effect of accounting change        66,003      (424,527)     (456,823)     (503,519)

     Income taxes                                    --         (96,800)         --        (144,000)
                                               ----------    ----------    ----------    ----------

Income (loss) before cumulative effect
     of accounting change                          66,003      (327,727)     (456,823)     (359,519)

Cumulative effect of change in accounting
     for preopening costs - no income
     tax effect                                      --            --        (151,138)         --
                                               ----------    ----------    ----------    ----------

Net income (loss)                              $   66,003    $ (327,727)   $ (607,961)   $ (359,519)
                                               ==========    ==========    ==========    ==========

Earnings (loss) per common share:

     Before cumulative effect of change in
     accounting for preopening costs           $     0.02    $    (0.09)   $    (0.12)   $    (0.10)

     Effect of accounting change                     --            --           (0.03)         --
                                               ----------    ----------    ----------    ----------

Net income (loss) per common share             $     0.02    $    (0.09)   $    (0.15)   $    (0.10)
                                               ==========    ==========    ==========    ==========

Weighted average shares outstanding             4,120,922     3,649,074     4,120,922     3,643,025
                                               ==========    ==========    ==========    ==========

Proforma amounts assuming the new accounting
  method is applied retroactively:
     Net income (loss)                         $   66,003    $ (327,727)   $ (456,823)   $ (359,519)
                                               ==========    ==========    ==========    ==========
     Net income (loss) per share               $     0.02    $    (0.09)   $    (0.12)   $    (0.10)
                                               ==========    ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                    1997          1996
                                                                 ----------    ----------
                                                                 (unaudited)   (unaudited)
Net (loss) income                                                $ (607,961)   $ (359,519)

Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
    Depreciation                                                    209,952        84,376
    Changes in assets and liabilities:
        Accounts receivable                                          19,346      (179,664)
        Inventories                                                  (9,371)       (2,095)
        Prepaid expenses                                             90,160      (129,614)
        Accounts payable and accrued liabilities                    252,751       309,405
        Income taxes receivable                                    (168,393)     (180,305)
                                                                 ----------    ----------
           Net cash (used in) provided by operating activities     (213,516)     (457,416)
                                                                 ----------    ----------

Cash flows from investing activities:
    Additions to property and equipment                          (4,647,243)   (1,437,984)
    Increase in other assets                                       (100,969)      (39,890)
                                                                 ----------    ----------
           Net cash used in investing activities                 (4,748,212)   (1,477,874)
                                                                 ----------    ----------

Cash flows from financing activities:
    Proceeds from the sale of common stock                          168,746     4,834,450
    Common stock issued for services                                   --         111,109
    Proceeds from borrowing                                       2,056,904          --
    Payments on long-term debt                                      (56,732)     (197,916)
    Increase in deferred financing costs                               --        (174,811)
                                                                 ----------    ----------
           Net cash provided by (used in) financing activities    2,168,918     4,572,832
                                                                 ----------    ----------

Net increase (decrease) in cash                                  (2,792,810)    2,637,542

Cash at beginning of period                                       3,150,003       195,112
                                                                 ----------    ----------

Cash at end of period                                            $  357,193    $2,832,654
                                                                 ==========    ==========


Cash paid during the period for:
    Interest                                                     $   86,240    $   12,778
                                                                 ==========    ==========

    Income taxes                                                 $     --      $  181,000
                                                                 ==========    ==========






          See accompanying notes to consolidated financial statements.

             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


2.  PUBLIC OFFERING

         On October 13, 1995, the Company completed its offering of 1,840,000 shares of common stock. The proceeds of the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions, and expenses of the offering. During October 1996, the Company completed a private placement of 380,000 shares of common stock and received approximately $1,235,000. The Company has recently completed the process of registering those private placement shares with a Form S-3 filed with the Securities and Exchange Commission.

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


3. CHANGE IN ACCOUNTING PRINCIPLE - PREOPENING COSTS

         The Company has changed its method of accounting for preopening costs for new locations from the deferral method to directly expensing the costs in the period in which they were incurred. Management believes that the direct expense method is preferable because it does not subject future periods to losses resulting from estimates of future recoverability and more reasonably matches costs with revenues. The cumulative impact of the change results in an additional $312,322 of costs being recognized during the first fiscal quarter of the 1997 fiscal year. The recognition of this additional costs increases the company's loss for the first fiscal quarter to $(715,939) or $(0.17) per share from the loss of $(403,797) or $(0.10) as previously reported. There were no preopening costs incurred during the quarters ended March 31, 1997 and June 30, 1997.


4.  ADVERTISING COSTS

         The Company recognized advertising costs of $175,819 and $615,080 during the three and nine month periods ended June 30, 1997. During the first quarter of fiscal 1997, the Company deferred costs of $100,969 which represents expenditures incurred to develop a new advertising campaign which will be used in other locations during the next eighteen months. These costs are for logo design, artwork and ad layouts, a photographic library and the associated creative fees.


5.  COMMITMENTS AND CONTINGENCIES

Sexually Oriented Business Ordinance - Houston, Texas

         In January, 1997, the City Council of the City of Houston, Texas passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The Company, along with numerous other sexually oriented businesses has sought court relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful it is likely that the Company will be able to take the benefit of the amortization period provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

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

         During March 1997, the Company entered into three year employment agreements (the "Agreements") with Erich N. White, Vice President of Operations and member of the Board of Directors, and Robert O. Jones, Director of Operations to serve in their present capacities and as General Managers of the New Orleans, Louisiana and Houston, Texas locations, respectively. The Agreements are substantially identical and extend through December 31, 2000, providing for an annual base salary of $60,000 and additional stock options for
25,000 shares of common stock each.   The agreements also allow for annual
bonuses based on the financial performance of the individual locations for which they are responsible. Additionally, the agreements contain a provision which provides for the direct issuance of common stock to them upon the attainment of certain financial benchmarks. As of June 30, 1997, no costs have been recognized for compensation to the individuals.


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

GENERAL

         The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc. a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans which opened on December 30, 1996. In June 1996, the Company formed RCI Entertainment (Texas) Inc. for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company has placed the property for sale. On December 17, 1996, the Company acquired the land and building at its primary Houston, Texas location thereby allowing the Company to remain at the location and settling some long-standing litigation. (See LIQUIDITY AND CAPITAL RESOURCES). The Company's fiscal year end is September 30.

         Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 60% of total revenues, and charges to the entertainers and cover charges which comprise approximately 38% of total revenues for the third quarter of fiscal 1997 revenues. For the third quarter of fiscal 1996, these percentages were 59% and 40% respectively. Cover charges as a percentage of individual location total revenues, increased during the current quarter due to Tantra and New Orleans, where cover charges are a larger part of revenues than at the Houston, Texas location. The remaining revenues are derived from the sale of memberships, merchandise, and miscellaneous other revenue sources. Membership sales are for access to Rick's VIP Room, and range in price from $200 for an annual membership to $1,200 for a lifetime membership or corporate membership. Additional VIP benefits include a waiver of cover charges, a 10% to 15% discount on drink prices, complimentary drink tickets and miscellaneous other benefits depending on the type of membership purchased.
The prices were reduced and benefits derived from membership were restructured during the second quarter of fiscal 1997 as the Company commenced a promotional campaign to increase overall sales of VIP memberships. Additionally, the Company reduced the operating hours of the Houston location, effective April 1, 1997, in an effort to increase efficiency and lower operating costs by only remaining open during the peak revenue producing hours, thereby more closely matching operating capacity to seasonal demands.


RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 compared to the Three Months Ended
June 30, 1996.   For the quarter ended June 30, 1997, the Company had
consolidated total revenues of $1,675,966, an increase of $525,686 from fiscal 1996 third quarter revenues of $1,150,280. The New Orleans location opened on December 30, 1996 and was positively affected by The Sugar Bowl, The Super Bowl, an active convention calendar, and to a lesser extent, the Mardi Gras celebration during the second fiscal quarter. During the current quarter revenues declined 15% due primarily to seasonal factors affecting the New Orleans area. Revenues in New Orleans vary significantly based upon special events in the city and there can be no assurance that revenue levels noted during the second fiscal quarter will remain at this level in future periods. Revenues in Houston declined 19% from the same period in 1996 or $176,724. Revenues in Houston continue to be affected by the level of competition and by public perception of a newly enacted city ordinance affecting sexually-oriented businesses which is pending judicial review. Revenues at Tantra, the Company's non-sexually oriented discotheque and billiard club, were $172,892 during the quarter. The Company continues to study potential acquisition candidates which would contribute to overall revenue growth and profitability and currently has one club in Minneapolis, Minnesota under purchase contract. The purchase of that club is currently awaiting the satisfactory completion of acquisition financing (See LIQUIDITY AND CAPITAL RESOURCES).

         Cost of goods sold were 31% and 33% of sales of alcoholic beverages and food for the third quarters of fiscal 1997 and 1996, respectively. The decrease during this quarter is primarily due to the discontinuance of special and promotional events relating to the opening of the New Orleans location and the adjustment of promotional pricing and hours in Houston. The Company continues to aggressively decrease costs in Houston by improving menu offerings, reducing food inventory stocks and spoilage, and by modifying buying procedures. Additionally, in Houston, effective April 1, 1997, the Company has discontinued its luncheon operations four days a week in an effort to reduce food and preparation costs. The Company did not experience a significant revenue decline attributable to these reduced operating hours.

         Payroll and related costs remained even at $450,936 from the third quarter of fiscal 1996. In Houston, the Company reduced its overall number of administrative and kitchen personnel through layoffs and attrition in the Houston club, Tantra, and in the corporate office. The beneficial impact of these reductions was noticed during this quarter. Management personnel which previously had been training and preparing for the opening of the New Orleans location became fully utilized as of the opening of the club on December 30, 1996. With the reductions noted above, increased operating and management efficiencies, and the opening of the New Orleans location, Management currently believes that its labor and management staff levels are at appropriate levels and that additional management staff needed for the opening of an additional club could be readily obtained from existing ranks.

         Other selling, general and administrative expenses decreased 15% or $135,638 from the third quarter of fiscal 1996 to the third quarter of fiscal 1997. Advertising and promotion increased $51,413 due to an outdoor advertising campaign promoting the New Orleans and Houston location. During the second quarter of 1997, the Company capitalized $100,969 of costs relating to the development of a future promotional campaign which will provide benefit to the Company over the next eighteen months at all locations. Additionally, during the second fiscal quarter of 1997, the Company changed the method used to account for preopening costs from the deferral method to directly expensing the
costs in the period in which they are incurred.   During the third fiscal
quarters of 1997 and 1996, there were no activities occurring which would have resulted in the direct expensing of any preopening costs.

         Interest income decreased during the third quarter of fiscal 1997 as a result of utilizing the proceeds of the Company's public offering and private placement. Interest expense increased as a result of bank financing associated with the construction of the New Orleans facility and the acquisition of the existing Houston facility. (See LIQUIDITY AND CAPITAL RESOURCES).

         Net income for the third quarter of 1997 was $66,003.   The Company
recorded depreciation and amortization expense of $80,280 during the quarter.


         Nine Months Ended June 30, 1997 compared to the Nine Months Ended June
30, 1996.   For the nine months ended June 30, 1997, the Company had
consolidated total revenues of $4,719,223, an increase of $1,199,934 from net revenues of $3,519,289 for the nine months ended June 30, 1996.

         Cost of goods sold was 32% and 33% of sales of alcoholic beverages and food for the first nine months of fiscal 1997 and 1996, respectively.

         Payroll and related costs increased $286,334 from the first nine months of fiscal 1996 due to the addition of New Orleans personnel. In Houston, the Company reduced its overall number of administrative and kitchen personnel through layoffs and attrition in the Houston club, Tantra, and in the corporate office. The beneficial impact of these reductions was noticed during the third quarter and will continue through the fourth fiscal quarter of 1997.

         Other selling, general and administrative expenses increased 19% or $421,806 from the first nine months of fiscal 1997. Advertising and promotion increased due to an extensive radio, print and outdoor advertising campaign promoting the grand opening of the New Orleans location. Legal and accounting increased during the nine months due to fees associated with the settlement of Dallas Fontenot and Robert L. Watters v. Casa El Sol - Acapulco, S.A. and Zu Corporation, fees associated with the Company's year end audit and cost incurred to prepare for routine audits performed by a state and federal agency. Additionally, during the second fiscal quarter of 1997, the Company changed the method used to account for preopening costs from the deferral method to directly expensing the costs in the period in which they are incurred. Accounting rules require the impact of the change to be recognized during the first interim period of the fiscal year of the change. The cumulative impact of the change in accounting method is $151,138 and the effect of the restatement of the first fiscal quarter of 1997 results is to increase the operating loss by $161,184.

         Interest income decreased during the nine months ending June 30, 1997 as a result of utilizing the proceeds of the Company's public offering and private placement. Interest expense increased as a result of bank financing associated with the construction of the New Orleans facility and the acquisition of the existing Houston facility. (See LIQUIDITY AND CAPITAL RESOURCES).

         Net loss for the nine months ended June 30, 1997 was $(607,961), (after restatement of the cumulative effect of the accounting method change).


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL DEFICIT

         At June 30, 1997 the Company had a working capital deficit and current ratio of $(486,545) and 0.6:1, respectively. The working capital deficit primarily results from operating losses and a construction cost overrun of approximately $650,000 resulting from the New Orleans location. Management plans to mitigate the effects of the working capital deficit by (i) taking steps to restore the Company to profitability (ii) placing existing owned real estate on the Southwest Freeway in Houston, Texas for sale and (iii) seeking additional sources of capital to complete new acquisitions. Management believes that additional locations can be added to the existing corporate infrastructure with minimal overhead increases.

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

         During the nine months ended June 30, 1997 the Company decreased its cash used in operations to $213,516 from $457,416 during the same period in fiscal 1996. Depreciation expense recorded during this period was $209,952. Management believes that the decrease in cash used in operations is a positive trend indicating the impact which an additional location can have on overall overhead coverage and operating results. The Company experienced an operating profit from operations of $111,985 during this fiscal quarter compared to an operating loss of $(462,280) during the same period in the previous year, indicating certain successful results from management's efforts to restore the Company's profitability.

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

         On December 24, 1996, the Company entered into an asset purchase agreement and purchase money contract with a Minnesota based company to acquire the assets of an operating club in Minneapolis, Minnesota. Under the existing agreements, the Company would acquire the land, building and substantially all of the operating assets of the club. The closing of the transaction is subject to the completion of additional financing which would provide the funding required for the acquisition. Management believes that it currently has available outside sources of equity capital to the Company which would allow the completion of this transaction within the contractual time allowed.

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

         In October 1996, the Company obtained an interim construction period loan for the New Orleans facility in the amount of $800,000. During December 1996 and January 1997, the loan was funded and the proceeds were utilized to pay construction costs. The loan bears interest at 8.5% with interest only due monthly. This loan was converted to permanent financing during August 1997.

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


UNCERTAINTIES

Sexually Oriented Business Ordinance - Houston, Texas

         In January, 1997, the City Council of the City of Houston, Texas passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The Company, along with numerous other sexually oriented businesses has sought court relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful it is likely that the Company will be able to take the benefit of the amortization period provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period. (See PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS)


SEASONALITY

The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March. While management continues to believe that the overall trend remains consistent, the Company has experienced decreased sales in the Houston location during the October through March period. Management attributes these decreases to the current level of competition and to the public perception of a newly enacted city ordinance affecting sexually-oriented businesses which is undergoing judicial review.


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

         Mr. Sabes ("Sabes") and Classic Affairs, Inc. ("Classic Affairs") are seeking an order from the Court that the covenant not to compete is binding upon the Company and Mr. Watters even though the acquisition of Shiek's Palace Royale never took place, as well as an order for unspecified damages for the breach of the agreement. The Company and Mr. Watters have answered the original complaint and have denied all of the allegations contained therein. Further, the Company has filed a Counterclaim against Sabes and Classic Affairs alleging that Sabes and Classic Affairs are seeking to interfere with the Company's right to purchase another adult entertainment facility in Minneapolis. The Company believes, after consultation with counsel, that the claims asserted by Sabes and Classic Affairs are without merit and are subject to defenses. The Company intends to defend this suit against the claims asserted and to pursue its counterclaim against Sabes and Classic Affairs.

         In January, 1997, the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which is pending judicial review establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. Rick's Cabaret at its original location at 3113 Bering Drive and its proposed new location on the Southwest Freeway applied for new permits under the new ordinance as required by March 1, 1997. On March 19 and 20, 1997, the Company was informed that each of its locations failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License had been denied.

         The Ordinance provides that a business which is denied a renewal of its operating permit due to changes in distance requirements under the Ordinance is entitled to continue in operation for a period of time (the "Amortization Period") if the owner is unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

         On April 14, 1997, the Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held on July 11, 1997 by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company requested that it be granted an Amortization Period at is original location equal to forty-five years from the effective date of the Ordinance. On August 13, 1997, the Hearing Officials informed the Company that an Amortizations Period of one year had been granted to the Company. The Company will appeal the decision of the Hearing official to the district court in the State of Texas. There can be no assurance given as to the results of the appeal process.

         On May 12, 1997 the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance is decided by court trial.

         The Company, along with numerous other sexually oriented businesses has sought court relief to halt implementation of the new ordinance until such time as the matter can be brought before a full and considered hearing. The court hearing originally set for July 14, 1997 has been reset for September 15, 1997. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above mentioned litigation.

         No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful it is likely that the Company will be able to take the benefit of the Amortization Period provision contained in the new Ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the Amortization Period.


ITEM 5.          OTHER INFORMATION

         On July 25, 1997, Robert Gary White resigned as Chief Accounting Officer. On the same date, Robert L. Watters assumed the position of Chief Accounting Officer.

ITEM 6.          EXHIBITS AND REPORTS AND FORM 8-K


         (a)     Exhibits

                          27.1 Financial Data Schedule

         (b)     Reports on Form 8-K

                          On June 5, 1997 the Company filed an amended Form 8-K which reported disclosure of Other Events for its Form 8-K filed on October 22, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        RICK'S CABARET INTERNATIONAL, INC.



Date: August 12, 1997                        By:  /s/ Robert L. Watters
                                                -----------------------------
                                             Robert L. Watters, President and
                                             Chief Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT
------                                -------
  27                           Financial Data Schedule