Form 10KSB
period 1997-09-30
RICKS CABARET INTERNATIONAL INC
filed 1998-01-02
CIK 935419

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: September 30, 1997

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
   Title of Each Class                              on which Registered
   -------------------                              -------------------

           N/A                                              N/A

         Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------

                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended September 30, 1997 were $6,277,579. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 23, 1997, based upon the last reported sales prices on Nasdaq, was $5,388,575. As of December 23, 1997, there were 4,204,922 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I

         Item 1.    Business..................................................................... 3

         Item 2.    Properties...................................................................10

         Item 3.    Legal Proceedings............................................................11

         Item 4.    Submission of Matters to a Vote of Security Holders..........................12


PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........13

         Item 6.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................13

         Item 7.    Financial Statements.........................................................18

         Item 8.    Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure..................................................18



PART III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
                       with Section 16(a) of The Exchange Act....................................19

         Item 10.   Executive Compensation.......................................................20

         Item 11.   Security Ownership of Certain Beneficial Owners and Management...............21

         Item 12.   Certain Relationships and Related Transactions...............................22

         Item 13.   Exhibits and Reports on Form 8-K.............................................23

                                     PART I

ITEM 1.       BUSINESS

         The Company currently owns and operates Rick's Cabaret, premiere adult nightclubs offering topless entertainment and restaurant and bar operations in Houston, Texas and New Orleans, Louisiana. The Company owns the Houston, Texas facility. The New Orleans facility is leased. The Company recently acquired a facility in Minneapolis, Minnesota for a new location of Rick's Cabaret. The
Minneapolis facility is currently undergoing renovation and the Company anticipates opening the Minneapolis location for business in January 1998. Rick's Cabaret, which caters primarily to businessmen, has developed a clientele base which includes professionals, business executives and other individuals who tend to entertain more frequently than the average person and who tend to have greater disposable income. From its inception, the Company's objective was to provide a first-class entertainment environment for the business consumer. To achieve this goal and reach its target market, Rick's created an attractive, yet discreet environment, complimented by a first-class bar and restaurant operation conducive to attracting businessmen and out-of-town convention clientele. The Company also currently owns and operates Tantra, a non-sexually oriented discotheque and billiard club in Houston, Texas.

HISTORY AND INTRODUCTION

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

         In February, 1996, the Company formed RCI Entertainment, Louisiana, Inc., a Louisiana corporation, which operates the Company's location in New Orleans, Louisiana. Rick's Cabaret has been open in New Orleans, Louisiana, since late December, 1996.

         In January 1997, the Company formed RCI Entertainment (Minnesota), Inc., a Minnesota corporation, for the purpose of administering, operating and managing its new location in Minneapolis, Minnesota. The Company presently anticipates that it will open its new facility in Minneapolis in January 1998.

         The Company formed RCI Entertainment (Texas), Inc. in June, 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company recently sold the property in November 1997.

BUSINESS STRATEGY

         Prior to Rick's opening in 1983 in Houston, Texas, the topless nightclub business was characterized by small establishments generally managed by their owner. Such establishments were often dimly lit and the standards for performers' personal appearance and personality were not maintained. It was customary for performers to alternate between dancing and waitressing. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey who frequently interrupted the music to make general announcements. Usually, only cash was accepted and businessmen felt uncomfortable in such an environment. Recognizing a void in the market for a first-class adult cabaret, the Company designed Rick's and targeted the businessmen's segment of the market by providing a unique quality entertainment environment. The following summarize the areas of operation of Rick's which management believe distinguish it from its competitors.

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

         Rick's has received a significant amount of media exposure over the years. Mr. Watters has appeared twice on the talk show "Geraldo" talking about Rick's and was featured in an episode of "Lifestyles of the Rich and Famous" focusing on the topless industry. In addition, Penthouse magazine produced a nine page article on the club and Playboy magazine covered Rick's spring 1993 golf tournament in a recent article. In the past, Rick's has sponsored golf tournaments and outings which have generated significant interest and tradition. Articles covering the nightclub have appeared in Glamour magazine as well as Ladies Home Journal. The nightclub has been mentioned in an inside cover story in Time magazine as well as being mentioned on numerous occasions in both the Houston Chronicle and the Houston Post and in a recent 1995 article published in Texas Monthly. In 1993 Rick's produced the Girls of Rick's, a 90 minute video feature, which was aired as a Pay-per-View feature on Warner cable. The video was reviewed in several local newspapers as well as the Hollywood Variety magazine. In December, 1994, Rick's provided entertainers for a Pay-Per-View feature produced by a local radio station.

         Rick's received extensive national coverage of its IPO and articles appeared in THE WALL STREET JOURNAL, LOS ANGELES TIMES, HOUSTON BUSINESS JOURNAL, and numerous other regional newspapers. The television program "Extra" ran a short feature on Rick's as did the program "Inside Edition."

RICK'S CABARET IN NEW ORLEANS, LOUISIANA AND MINNEAPOLIS, MINNESOTA.

         In addition to the Company's flagship operation in Houston, Texas, the Company has locations in New Orleans, Louisiana and Minneapolis, Minnesota. The Company opened its location in New Orleans, Louisiana, in late December, 1996, which is located at 315 Bourbon Street in the New Orleans celebrated French Quarter. The Company's lease for the New Orleans' location commenced on May 7, 1996, and has a term of 39 1/2 years. The lease is a triple net lease with the tenant paying taxes, maintenance and insurance. The club occupies 16,200 square feet in a three story building. The club is comprised of two entertainment venues, the first being a cabaret in the format of Rick's Cabaret in Houston, Texas, which is presently open and occupies the bottom floor. The second venue and format, yet to be opened, will occupy the second floor of the building and will be a theater seating 250 patrons. Live choreographed shows will take place twice a night with a cast separate from the cabaret facilities. Rent is based on a fixed minimum payment with a percentage supplement in the event that gross sales exceed certain numbers.

         A facility in downtown Minneapolis, Minnesota was purchased in November 1997 and it is currently being renovated. The Company anticipates opening the Minneapolis location for business in January 1998. The Minneapolis facility had previously been operated as an adult entertainment venue.

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

COMPETITION

         The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of its entertainment. For example, Rick's Cabaret in Houston competes with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of Rick's. While there are restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "Rick's" and "Rick's Cabaret" are proprietary. There are approximately 50 adult cabarets located in the Houston area of which approximately 10 are in direct competition with the Company. The Company believes that the combination of its existing name recognition and the entertainment environment that it has created which is distinctive and unique will allow the Company to effectively compete within the industry. In the past year, Rick's has been the fourth highest adult nightclub in the Houston area in alcoholic beverage sales, according to the information made available by the Texas Alcoholic Beverage Commission. In the two years prior thereto, Rick's was either the second or third highest adult nightclub in alcoholic beverage sales in the Houston area. Although the Company believes that it is well-positioned to compete successfully, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

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

         In January, 1997, the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which is pending judicial review, establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. The Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location had been denied.

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

         The Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company requested that it be granted an Amortization Period at its original location equal to forty-five years from the effective date of the Ordinance. The Company has been granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

         On May 12, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance is decided by court trial. It is presently anticipated that a court hearing will be held in sometime in 1998. There are other provisions in the ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above mentioned litigation. No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston.

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

         'RICK'S AND STARS DESIGN" logo was registered by the United States Patent and Trademark Office ("PTO") in 1989. Due to an oversight, these registrations were canceled by the PTO for failure of the Company to file a required affidavit with the PTO setting forth that the service mark was still in use in commerce. Applications for service mark registrations for this mark were refiled, and the PTO has issued new registrations for the service mark "RICK'S AND STARS DESIGN".

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

         As of September 30, 1997, the Company had approximately 160 full-time employees, of which 12 are in management positions, including corporate and administrative operations and approximately 148 are engaged in food and beverage service, including bartenders and waitresses. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

         Additionally, the Company has independent contractor relationships with over 400 entertainers, who are self-employed and work with the Company on a non-exclusive basis as independent contractors.

ITEM 2.       PROPERTIES

         The Company owns the premises where Rick's Cabaret is located in Houston, Texas. The cabaret contains an aggregate 12,300 square feet, divided into two separate club areas and executive and administrative offices. The main club area and the VIP club area together contain 10,500 square feet and seat approximately 300 people. The executive and administrative offices comprise 1,800 square feet. A woman's apparel boutique leases approximately 300 square feet at the same location. SRD Vending Company, Inc. ("SRD"), a Texas Corporation wholly-owned by Mr. Watters also occupies 120 square feet at the same location. SRD provides and maintains the cigarette vending machines located at Rick's Cabaret. See, CERTAIN TRANSACTIONS.

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

         The Company leases the premises where Rick's Cabaret is located in New Orleans, Louisiana. The Company's lease for the New Orleans' location commenced on May 7, 1996, and has a term of 39 1/2 years. The lease is a triple net lease with tenant paying taxes, maintenance and insurance. The club will occupies 16,200 square feet in a three story building.

         A facility in downtown Minneapolis, Minnesota was purchased in November 1997 and it is currently being renovated. The Company anticipates opening the Minneapolis location for business in January 1998. The Minneapolis facility had previously been operated as an adult entertainment venue.

ITEM 3.           LEGAL PROCEEDINGS

         The Company and Mr. Watters are presently involved in certain litigation. In DALLAS J. FONTENOT V. TRUMPS, INC. AND ROBERT L. WATTERS, Cause No. 94-057144 in the 127th District Court of Harris County, Texas (the "Fontenot Lawsuit"), Mr. Fontenot sued the Company and Mr. Watters for alleged breaches of an Agreement entered into in April, 1993 among Mr. Fontenot, the Company and Mr. Watters. Mr. Fontenot alleges that Mr. Watters and the Company have breached this Agreement, but does not indicate the manner in which the breach has occurred. The Company believes that it has fully complied with its obligations under this Agreement. The litigation is presently in the discovery stage. The Company believes, after consultation with counsel, that it has substantial defenses to the claims being asserted against it and that the risk of material financial exposure to the Company is unlikely.

         In March, 1997, Classic Affairs and Robert Sabes initiated litigation against the Company in Minneapolis, Minnesota styled ROBERT W. SABES AND CLASSIC AFFAIRS, INC., D/B/A SHIEK'S PALACE ROYALE V. RICK'S CABARET INTERNATIONAL, INC., A TEXAS CORPORATION, RCI ENTERTAINMENT (MINNESOTA), INC. AND ROBERT L. WATTERS, in District Court, 4th Judicial District, Case No. CT97-006457. The suit alleges that the Company and Mr. Watters violated a Non-Competition Agreement which was to have been executed upon the closing of the acquisition of Shiek's Palace Royale, which never took place.

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

SEXUALLY ORIENTED BUSINESS ORDINANCE OF HOUSTON, TEXAS

         In January, 1997, the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which is pending judicial review, establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. The Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location had been denied.

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

         The Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company requested that it be granted an Amortization Period at its original location equal to forty-five years from the effective date of the Ordinance. The Company has been granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1997, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

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

                                                     COMMON STOCK PRICE RANGE
                                                     ------------------------
                                                       HIGH              LOW
                                                       ----              ---
1996

         First Quarter.........................   $   5                $ 3 15/16
         Second Quarter........................   $   5 3/4            $ 4 1/2
         Third Quarter.........................   $   5 9/16           $ 4 3/4
         Fourth Quarter........................   $   5 3/8            $ 4.00

1997
         First Quarter.........................   $  5  1/2            $  4.00
         Second Quarter........................   $  4 7/16            $  2 3/4
         Third Quarter.........................   $  3.00              $  2.25
         Fourth Quarter........................   $  2 5/8             $  2.00


         On December 23, 1997 the last sales price for the Common Stock as reported by The NASDAQ SmallCap Market was $2 1/4 per share. On December 23, 1997, there were approximately 374 stockholders of record of the Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended September 30, 1997 and 1996.

GENERAL

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company opened its new facility in New Orleans in late December, 1996. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the Land in November, 1997. In January, 1997 the Company formed RCI Entertainment (Minnesota) Inc. for the purpose of acquiring, renovating operating and managing its new facility in Minneapolis, Minnesota. The Company expects to open it new facility in Minneapolis, Minnesota in January, 1998. The Company's fiscal year end is September 30.

     Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 59% of total revenues, and charges to the entertainers, cover charges and other income which comprise approximately 41% of total fiscal 1997 revenues.

RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996. For the 1997 fiscal year, the Company had consolidated total revenues of $6,277,579, an increase of $1,647,281 from fiscal 1996 revenues of $4,630,298.
Single location revenues for Rick's Cabaret - Houston declined 17% from fiscal 1996 to fiscal 1997 or approximately $594,000. The decline at Rick's Cabaret in Houston is offset by the opening of Rick's Cabaret New Orleans which provided revenues of $2,296,779 during the nine months of this fiscal period for which it was open. The overall decline in single location revenues in Houston, Texas is attributable to the increased level of competition in the area and the chilling effect of a new ordinance passed in January, 1997 by the City of Houston City Council. Management intends to offset this revenue decline with the opening of an additional location in Minneapolis, Minnesota during January, 1998. Currently, management is also studying additional potential acquisitions, which would additionally serve to offset the current revenue declines.

     Costs of goods sold were 32% and 30% of sales of alcoholic beverages and food for fiscal 1997 and 1996, respectively. This slight increase is due to the increase in food sales which carries a higher cost than beverage sales. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Salaries and wages increased 42% or $625,400 from fiscal 1996 due to the addition of personnel in all areas of the company due to the opening of the New Orleans location and in preparation for the opening of the location in Minneapolis, Minnesota.

     Other general and administrative expenses increased 23% or $749,579 from fiscal 1996 to fiscal 1997. Charge card fees increased $40,951 largely due to opening the new location in New Orleans. Legal and accounting decreased $25,099 as a result of the final settlement of two cases involving the company. Advertising and promotion increased by $241,130 reflecting the cost of media expenditure in New Orleans. The company's current media expenditures have declined reflecting the decrease in need for advertising in New Orleans. Other costs increased during fiscal 1996 as a result of (i) additional expenses of $52,000 to recognize refunds due to wait staff employees in Houston for shift charges and tip processing fees, and (ii) increased travel and lodging costs incurred by staff involved with the opening of the New Orleans and Minneapolis locations and the review of other potential acquisitions.

     This Company experienced a net loss of $1,293,330 for fiscal 1997 compared to a net loss of $708,614 for fiscal 1996. Management has taken steps as discussed in greater detail in the section LIQUIDITY AND CAPITAL RESOURCES (see below) to ensure the Company will become profitable in early fiscal 1998, principally as a result of increased revenues and decreased advertising expenditures and also as income from the opening of the new location in Minneapolis is realized.

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

     Salaries and wages increased 18% or $226,527 from fiscal 1995 due to the addition of management personnel and staff in the kitchen and administrative areas of the Company. Management staffing were increased in order to have adequately trained personnel to assist with the planning and preopening activities of the New Orleans location and other locations.

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

     The Company experienced a net loss of ($708,614) for fiscal 1996 compared to net income of $359,427 for fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company had working capital of $107,342, compared to working capital of $2,755,893 at the end of fiscal 1996. The decrease in working capital is primarily due to the Company's opening of its facility in New Orleans. Additionally, the Company sold 46,845 shares of common stock for $152,246.

     In the opinion of management, working capital is not a true indicator of the status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction.

     Net cash used by operating activities in fiscal 1997 was ($544,768) compared to net cash used by operating activities of ($1,004,848) in fiscal 1996. The decrease in cash used by operating activities was due primarily to the net loss of ($1,293,330) being balanced by depreciation of $311,464, the cumulative effect of accounting change of $151,138, an increase in accounts payable and accrued liabilities of $218,894 and a change in income taxes payable/receivable of $187,770. Net cash used in investing activities was $4,321,541 in 1997 and was due to investments in the land and building at the original Houston location, leasehold improvements in New Orleans, property and equipment. Cash provided by financing activities was $2,073,716 due primarily to funding of loans for leasehold improvements in New Orleans and purchase of the land and building of the original nightclub location in Houston, Texas.

     Management believes it has implemented plans that will ensure that the Company will become profitable in fiscal 1998. Management has taken steps to restructure management compensation to reduce the salary costs of management and to reorganize its accounting function to more efficiently manage the business. Additionally, steps have already been taken to reduce advertising expenditure by over $400,000 in fiscal 1998 compared to fiscal 1997. New Orleans represented the first expansion for the company outside of its original market of Houston, Texas and as a result the opening expenses for New Orleans reflected the company's determination to make a market impact through widespread advertising. In Minneapolis, by comparison, the company will capitalize on its high traffic location and on the relative lack of competition instead of spending heavily on media and advertising. Extensive use will be made in opening the Minneapolis location on media materials developed for the opening of the New Orleans location. Emphasis will continue to be placed on reduction of Cost of Goods Sold by setting and monitoring management goals at each location.

     Although the Company has not established lines of credit other than the existing debt, there can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all. The Company has, however, developed numerous contacts with professionals who have expertise in raising capital through private placement of securities and the Company will look to the public marketplace to find the resources necessary to continue its planned expansion.

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

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Rick's Cabaret competes with a number of locally-owned adult cabarets, some of whose names enjoy recognition that equals that of Rick's. Although the Company believes that it is well-positioned to compete successfully in the future, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, Rick's has experienced reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

     The Management Discussion and Analysis contains various "forward looking statements" which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, the timing of the opening of the club in Minneapolis, Minnesota and the availability of acceptable financing to fund corporate expansion efforts.

ITEM 7.      FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8.      CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
             FINANCIAL   DISCLOSURE8.   CHANGES   IN  AND   DISAGREEMENTS   WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         ROBERT WATTERS, age 46, has been a director of the Company since 1986, and has been the sole stockholder of the Company since March 1993. Mr. Watters has been president and chief executive officer of the Company since 1991 and presently serves also as its chief financial officer. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in the full-time management of the Company. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

         ERICH NORTON White, age 27, vice president, secretary and general manager has served as a Director of the Company since July, 1995. Mr. White joined the Company in January, 1993 as a night manager and since May, 1995 has been its General Manager. From October, 1989, until joining the Company in 1993, Mr. White worked in the hospitality industry for the Bennigan's restaurant chain. Mr. White completed the Bennigan's Restaurant Management Training Program in 1992.

         SCOTT C. MITCHELL, age 44, has served as a director of the Company since December, 1994. Mr. Mitchell has been a certified public accountant in private practice since 1976 and has been a principal of his own firm since 1981. Mr. Mitchell's current firm Mitchell & Cavallo, P.C. serves a wide range of business and individual clients. Mr. Mitchell has been licensed since 1980 to practice law in the State of Texas and since 1986 has been admitted to practice before the Tax Court of the United States. Further, Mr. Mitchell has been appointed by various District Courts as a receiver and special master of business entities under court jurisdiction. Mr. Mitchell was appointed a Receiver of the Company in September, 1989 with limited authority to oversee and review the receipt and disbursement of revenues of the Company. Mr. Mitchell, however, had no authority over the management of the Company. The receivership was terminated in March, 1993. Mr. Mitchell graduated from the University of Texas with an honors degree in Business Administration.

         MARTIN SAGE, age 46 has served as a Director of the Company since July, 1995. Mr. Sage is the founder and director of Sage Productions, Inc., which is involved in the development of applying advanced learning theory to business. The Sage Learning Method enables individuals to build innovative approaches to management, leadership and team building. The Sage Learning Method works to create dynamic relationships which motivate and create synergy between individuals and the businesses where they work. For the past 16 years, Mr. Sage has served as a consultant to businesses throughout the United States bringing his innovative approach to business to many organizations and corporations.

CERTAIN SECURITIES FILINGS

The Company believes that all persons have complied with Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 1997, 1996 and 1995 of the chief executive officer of the Company. No executive officer (other than the chief executive officer) of the Company received compensation which exceeded $100,000 during 1997.

                                         SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                              ANNUAL COMPENSATION             COMPENSATION                   ALL
                                              -------------------             ------------                   ---
                                                                               RESTRICTED      STOCK        OTHER
                                                                                 STOCK         OPTIONS      COMPEN-
NAME & PRINCIPAL POSITION           YEAR     SALARY     BONUS     OTHER(1)       AWARDS       (SHARES)      SATION
-------------------------           ----     ------     -----     -----        ----------     --------      ------
Robert L. Watters                   1997    $325,000    -0-         -0-            -0-            -0-          -0-
Chief Executive Officer             1996    $325,000    -0-         -0-            -0-            -0-          -0-
                                    1995    $298,000    -0-         -0-            -0-            -0-          -0-

--------------
       (1) The Company provides Mr. Watters certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.


DIRECTOR COMPENSATION

         The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. Scott C. Mitchell, Martin Sage and Erich N. White, directors of the Company were granted stock options on October 12, 1995 for services provided to the Company as directors. Messrs. Mitchell, Sage and White were each granted 5,000 stock options, all at an exercise price of $3.00 per share until January, 2005. The options are exercisable only as to one-fourth of the total number of shares covered by each grant of options during each 12-month period commencing 12 months after the grant date.

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

         The purpose of the Plan is to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This Plan will also assist the Company and its subsidiaries in attracting and retaining key employees and directors. The options granted under this Plan may be either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares may be optioned and sold under the Company's Stock Option Plan. As of September 30, 1997, 105,000 stock options had been granted under the Plan, none of which have been exercised.

EMPLOYMENT AGREEMENT

         The Company presently has a three year employment agreement with Robert
L. Watters (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 2000, provides for an annual base salary of $300,000. The Agreement also allows for an annual bonus, in the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. Mr. Watters' Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement. The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at December 23, 1997, with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

Robert L. Watters
3113 Bering
Houston, Texas 77057                         1,800,000(1)           (43.15%)

Erich Norton White
3113 Bering
Houston, Texas 77057                            23,125(1)(2)         (0.01%)

Scott C. Mitchell
820 Gessner
Suite 1380
Houston, Texas 77024                         12,500(1)(3)               (0.01%)

Martin Sage
100 Congress Ave., Ste.  2100
Austin, Texas 78701                           2,500(1)(3)               (0.01%)

Rock Fund
3601 West Commercial Blvd.
Fort Lauderdale, Florida, 33309             244,600                     (5.86%)

All directors and officers as a
  group (4 persons)                       1,838,125                    (44.03%)

---------------------------
(1) Messrs. Watters, White, Mitchell and Sage have sole voting and investment power with respect to the shares shown as beneficially owned by them.
(2) Includes options to purchase 22,500 shares at an exercise price of $3.00 per share, which are presently exercisable; includes warrants to purchase 625 shares of Common Stock of the Company at an exercise price of $3.00 per share which are presently exercisable; and does not include options to purchase an additional 7,500 shares at an exercise price of $3.00 per share, which will not become exercisable within the next 60 days.
(3) Includes options to purchase 2,500 shares at an exercise price of $3.00 per share, which are presently exercisable; and does not include option to purchase 2,500 shares at an exercise price of $3.00 per share which will not become exercisable within the next 60 days.


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

         SRD has provided and maintained the cigarette vending machines at Rick's Cabaret since 1986. SRD's revenues are generated from the sale of cigarettes from vending machines located at Rick's Cabaret. SRD is responsible
(i) to service the vending machines to ensure that they are in good working order and (ii) to maintain an adequate supply of cigarettes in the vending machines. The Company has agreed with SRD that the revenues received from the vending machines after December 31, 1994 will be split equally between the Company and SRD. During the Company's fiscal years ending 1997 and 1996, SRD received less than $25,000 per year from the vending machines.

         During the Company's fiscal years ending 1997 and 1996, the Company paid $20,090 and $17,179, respectively, for accounting services to accounting firms in which Mr. Mitchell, a director of the Company, was a principal.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.   Identification of Exhibit
              -------------------------

27.1-         Financial Data Schedule


--------------------
(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 day of December, 1997.

                                  RICK'S CABARET INTERNATIONAL, INC.


                                  By: /s/ ROBERT L. WATTERS
                                     ----------------------------------
                                     Robert L. Watters, Chairman of the
                                     Board, Chief Executive Officer and
                                     Chief Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                             TITLE                                      DATE
---------                                             -----                                      ----


/s/ ROBERT L. WATTERS                     Chairman of the Board,                     December 30, 1997
-------------------------------           Chief Executive Officer,
    Robert L. Watters                     Chief Accounting Officer,
                                          and Director

/s/ ERICH NORTON WHITE                    Director and Executive                     December 30, 1997
--------------------------------
    Erich Norton White                    Vice President

/s/ SCOTT C. MITCHELL                     Director                                   December 30, 1997
--------------------------------
    Scott C. Mitchell

/s/ MARTIN SAGE                           Director                                   December 30, 1997
--------------------------------
    Martin Sage

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Independent Auditor's Report..............................................F-2

Consolidated Balance Sheets for the years ended
         September 30, 1997 and 1996......................................F-3

Consolidated Statements of Operations for the years ended
         September 30, 1997 and 1996......................................F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1997 and 1996..................F-5

Consolidated Statements of Cash Flows for the years ended
         September 30, 1997 and 1996......................................F-6

Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for preopening costs in the year ended September 30, 1997.

                                           /s/ JACKSON & RHODES P.C.
                                           -------------------------
                                               Jackson & Rhodes P.C.


Dallas, Texas
December 18, 1997

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                                      1997           1996
                                                                  -----------    -----------
Current assets:
  Cash                                                            $   357,410    $ 3,150,003
  Accounts receivable                                                  29,695         73,531
  Inventories                                                          61,953         47,620
  Prepaid expenses                                                     57,413         47,735
  Income taxes receivable                                                  --        172,198
  Land held for sale (Note 9)                                         815,652             --
                                                                  -----------    -----------
       Total current assets                                         1,322,123      3,491,087
                                                                  -----------    -----------
Property and equipment:
  Buildings, land and leasehold improvements                        5,285,119      2,225,710
  Furniture and equipment                                           1,188,800        742,320
                                                                  -----------    -----------
                                                                    6,473,919      2,968,030
  Less accumulated depreciation                                      (813,853)      (554,338)
                                                                  -----------    -----------
                                                                    5,660,066      2,413,692
                                                                  -----------    -----------
Other assets                                                          165,504        228,062
                                                                  -----------    -----------
                                                                  $ 7,147,693    $ 6,132,841
                                                                  ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)                      $   398,798    $   153,677
  Accounts payable - trade (Note 5)                                   634,046        336,253
  Accrued expenses                                                    166,365        245,264
  Income taxes payable                                                 15,572             --
                                                                  -----------    -----------
       Total current liabilities                                    1,214,781        735,194

Long-term debt, less current portion (Note 3)                       1,754,175         77,826
                                                                  -----------    -----------
           Total liabilities                                        2,968,956        813,020
                                                                  -----------    -----------

Commitments and contingencies (Note 6)                                     --             --

Stockholders' equity (Notes 1 and 9):
       Preferred stock - $.10 par, authorized
            1,000,000 shares; none issued                                  --             --
       Common stock - $.01 par, authorized
            15,000,000 shares; issued 4,114,922 and 4,068,077          41,149         40,681
       Additional paid-in capital                                   5,940,306      5,788,528
       Retained earnings (deficit)                                 (1,802,718)      (509,388)
                                                                  -----------    -----------
            Total stockholders' equity                              4,178,737      5,319,821
                                                                  -----------    -----------
                                                                  $ 7,147,693    $ 6,132,841
                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               1997           1996
                                                           -----------    -----------
Revenues:
      Sales of alcoholic beverages                         $ 3,192,356    $ 2,252,714
      Sales of food                                            563,281        274,577
      Service revenues                                       2,184,002      1,742,890
      Other                                                    337,940        360,117
                                                           -----------    -----------
                                                             6,277,579      4,630,298
                                                           -----------    -----------
Operating expenses:
      Cost of goods sold                                     1,197,416        753,216
      Salaries and wages                                     2,123,131      1,497,731
      Other general and administrative:
           Taxes and permits                                   705,516        514,799
           Charge card fees                                    122,324         81,373
           Rent                                                341,509        305,761
           Legal and accounting                                307,038        332,137
           Advertising                                         774,548        533,418
           Other                                             1,775,240      1,509,108
                                                           -----------    -----------
                                                             7,346,722      5,527,543
                                                           -----------    -----------
Loss from operations                                        (1,069,143)      (897,245)

      Interest expense                                         160,784         41,369
                                                           -----------    -----------

Loss before income taxes and cumulative effect
      of accounting change                                  (1,229,927)      (938,614)

      Income taxes (benefit) (Note 4)                          (87,735)      (230,000)
                                                           -----------    -----------
Loss before cumulative effect of accounting change          (1,142,192)      (708,614)

Cumulative effect of change in accounting for preopening
      costs - no income tax effect                            (151,138)            --
                                                           -----------    -----------
Net loss                                                   $(1,293,330)   $  (708,614)
                                                           ===========    ===========
Loss per common share:
      Before cumulative effect of change in accounting
           for preopening costs                                  (0.30)         (0.20)
      Effect of accounting change                                (0.03)            --
                                                           -----------    -----------
Loss per common share                                      $     (0.33)   $     (0.20)
                                                           ===========    ===========
Weighted average shares outstanding                          4,114,922      3,535,081
                                                           ===========    ===========

Proforma amounts assuming the new accounting method
    is applied retroactively:
          Net loss                                         $(1,217,809)   $  (859,752)
                                                           ===========    ===========
          Net loss per share                               $     (0.30)   $     (0.24)
                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                                         RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                     Common Stock
                                            -----------------------------      Additional          Retained
                                               Number of                        Paid-in            Earnings
                                                Shares          Amount          Capital            (Deficit)           Total
                                            -------------    ------------    --------------    ----------------   --------------

 Balance, September 30, 1995                    1,800,000    $     18,000    $           --    $      199,226     $      217,226

 Sale of common stock for cash,
    net of offering costs of $1,365,041         2,218,077          22,181         5,539,028                --          5,561,209

 Common stock issued for services                  50,000             500           249,500                --            250,000

 Net income (loss)                                     --              --                --          (708,614)          (708,614)
                                            -------------    ------------    --------------    --------------     --------------

 Balance, September 30, 1996                    4,068,077          40,681         5,788,528          (509,388)         5,319,821

 Sale of common stock for cash                     46,845             468           151,778                --            152,246

 Net income (loss)                                     --              --                --        (1,293,330)        (1,293,330)
                                            -------------    ------------    --------------    --------------     --------------
 Balance, September 30, 1997                    4,114,922    $     41,149    $    5,940,306    $   (1,802,718)    $   $4,178,737
                                            =============    ============    ==============    ==============     ==============


          See accompanying notes to consolidated financial statements.


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended September 30, 1997 and 1996

                                                          1997           1996
                                                      -----------    -----------
Net loss                                              $(1,293,330)   $  (708,614)

Adjustments to reconcile net loss to net
 cash used by operating activities:
    Depreciation and amortization                         311,464        145,621
    Cumulative effect of accounting change                151,138             --
    Common stock issued for services                           --        250,000
    Changes in assets and liabilities:
      Accounts receivable                                  43,836        (73,531)
      Inventories                                         (14,333)       (16,008)
      Prepaid expenses and other assets                  (150,207)      (185,375)
      Accounts payable and accrued liabilities            218,894        (17,248)
      Income taxes payable/receivable                     187,770       (399,693)
                                                      -----------    -----------
        Net cash used by operating activities            (544,768)    (1,004,848)
                                                      -----------    -----------
Cash flows from investing activities:
    Additions to property and equipment                (4,321,541)    (1,816,681)
                                                      -----------    -----------

Cash flows from financing activities:
    Common stock issued, less offering costs              152,246      5,561,209
    Increase in long-term debt                          2,070,332             --
    Payments on long-term debt                           (148,862)      (174,469)
    (Increase) decrease in deferred financing costs            --        389,680
                                                      -----------    -----------
        Net cash provided by financing activities       2,073,716      5,776,420
                                                      -----------    -----------
Net increase in cash                                   (2,792,593)     2,954,891
Cash at beginning of year                               3,150,003        195,112
                                                      -----------    -----------
Cash at end of year                                   $   357,410    $ 3,150,003
                                                      ===========    ===========

Cash paid during the period for:
    Interest                                          $   151,338    $    35,301
                                                      ===========    ===========
    Income taxes                                      $        --    $   186,857
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


1.    ORGANIZATION

      Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding common stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. The Company owns a premiere adult nightclub offering topless entertainment and restaurant and bar operations and a non-sexually oriented bar in Houston, Texas. The Company also opened another premier adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana in January 1997.

      On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is reporting net losses of $1,293,330 and $708,614 for the years ended September 30, 1997 and 1996 and net cash resources were used in operating activities for each year. The following is a summary of management's plan to raise capital and generate additional operating funds.

      Management believes it has implemented plans that will ensure that the Company will become profitable in fiscal 1998, including taking steps to restructure management compensation to reduce the salary costs of management and reorganize the accounting function to more effectively manage the business. Additionally, steps have already been taken to reduce advertising expenditures by over $400,000 in fiscal 1998 compared to fiscal 1997. New Orleans represented the first expansion for the Company outside its original market of Houston, Texas and as a result the opening expenses for New Orleans reflected the Company's determination to make a market impact through widespread advertising. In Minneapolis (see Note 9), by comparison, the Company will capitalize on its high traffic location and on the relative lack of competition instead of spending heavily on media advertising. Extensive use will be made in opening the Minneapolis location on media materials developed for the opening of the New Orleans location. Emphasis will continue to be placed on reduction of cost of goods sold by setting and monitoring management goals at each location. If needed, the Company has also developed numerous contacts with professionals who have expertise in raising capital through private placement of securities and the Company will look to the public marketplace to find the resources to continue its planned expansion.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      NET LOSS PER COMMON SHARE

      Net loss per common share is computed by dividing net income by the weighted average number of shares outstanding during the years.

      USE OF ESTIMATES AND ASSUMPTIONS

      Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      INVENTORIES

      Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

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

      Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

              Building and improvements                         31 years
              Equipment                                        5-7 years
              Leasehold improvements                            40 years

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

      The change in accounting principle resulted in an increase in net loss of $151,138 for the year ended September 30, 1997, reflecting the cumulative effect of this change for the periods prior to 1997. The effect of the change on the net loss before cumulative effect of the accounting change is an increase of approximately $312,000.

      ADVERTISING COSTS

      During 1997, the Company deferred costs of approximately $101,000 which represents expenditures incurred to develop a new advertising campaign which will be used in other locations during the next eighteen months. These costs are for logo design, artwork and ad layouts, a photographic library and the associated creative fees. These costs are being amortized over eighteen months. Amortization amounted to approximately $52,000 during the year ended September 30, 1997.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    LONG-TERM DEBT

      Following is a summary of long-term debt at September 30:
                                                                               1997      1996
                                                                              -------   -------
       Note payable to a bank, due in monthly installments
       of $1,800, including interest at 10%, matures October
       1996, secured by the Company's land and building                        $81,825   $90,045

       Notes payable to affiliated companies owned by the
       Company's sole stockholder, interest at 9% and
       principal due November 30, 1996                                              --    21,294

       Note payable to a bank, payable $1,000 per month plus interest at the prime rate plus 1%, matures December 29, 1996,  collateralized by the
       Company's accounts receivable, inventory, furniture, fixtures
       and equipment and a second lien on real estate                            8,000    20,000

                                                                                        1997           1996
                                                                                     ----------     ----------
      Note payable to a bank, payable $1,500 per month plus interest at the prime rate plus 1%, matures October 28, 1996,  collateralized  by the
      Company's accounts  receivable,  inventory,  furniture,  fixtures and
      equipment and a second lien on real estate                                    $        --    $    15,252

      9% note payable to individuals,  payable $1,203 per month,  including interest,  until  maturity on January 15, 2000,  collateralized  by a
      first lien on real estate                                                          77,825         84,912

      Note payable to a bank,  payable $10,000 per month,  plus interest at
      9%,  collateralized  by all assets of the Company's  subsidiary,  RCI
      Entertainment Louisiana, Inc.                                                     231,904             --

      Note payable to a bank, payable $9,919 per month,  including interest at  8.5%,  matures July 2002,  collateralized  by  all  assets of the
       Company's subsidiary, RCI Entertainment Louisiana, Inc.                          793,159             --

      Note payable to a bank, payable $13,434 per month, including interest at the prime rate plus 1%, matures December 2001,  collateralized  by
      land and building in Houston, Texas                                               960,260             --
                                                                                    -----------    -----------
                                                                                      2,152,973        231,503
      Less current portion                                                             (398,798)      (153,677)
                                                                                    -----------    -----------
      Long-term debt                                                                $ 1,754,175    $    77,826
                                                                                    ===========    ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM DEBT (CONTINUED)

     Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 8.5% at September 30, 1997. Following are the maturities of long-term debt for the years ending September 30:

                  1998                           $  398,798
                  1999                              307,934
                  2000                              196,395
                  2001                              196,761
                  2002                            1,041,313
                  Thereafter                         11,772

4.   INCOME TAXES

     Income tax expense (benefit) consisted of current taxes for 1997 and 1996.

     Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                                                     1997              1996
                                                                                  ----------        ---------
         Tax credit on loss before income
             taxes at the statutory rate                                           $(418,000)       $(319,000)
         Separate return limitation - unavailable
             loss carrybacks                                                         330,265           89,000
                                                                                  ----------        ---------
                                                                                  $  (87,735)       $(230,000)
                                                                                  ==========        =========

     The components of the net deferred tax asset/liability are as follows at September 30, 1997 and 1996:

                                                                                     1997              1996
                                                                                  ----------        ---------
              Operating loss carryforwards                                        $ (476,000)      $ (107,000)
              Deductible preopening costs                                                 --           65,000
              Deferred tax asset valuation allowance                                 476,000           42,000
                                                                                 -----------       ----------
                                                                                  $       --       $       --
                                                                                 ===========       ==========

     For tax purposes, the Company has a net operating loss carryforward amounting to approximately $1,400,000 which will expire, if not utilized, in 2012.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RELATED PARTY TRANSACTIONS

     As of September 30, 1994, SRD Vending Company, Inc. ("SRD"), a company wholly-owned by Mr. Watters, had advanced the Company $69,722. During November 1994, the Company converted these advances, which were demand obligations of the Company, to promissory notes in favor of SRD in the amount of $69,722. The promissory note, which bears interest at the rate of 9% per annum, was due in full on November 30, 1996 at which time it was paid.

     SRD has provided and maintained the cigarette vending machines at Rick's Cabaret since 1986. During 1997 and 1996, The Company received less than $25,000 each year from the vending machines. The Company agreed with SRD that any revenues received from the vending machines after December 31, 1994 would be split equally between the Company and SRD.

     During 1997 and 1996, the Company paid $20,090 and $17,179, respectively, for accounting services to an accounting firm in which a director of the Company was a principal.

6.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company formerly leased its Houston nightclub space from a company whose ownership was subject to litigation. Ownership was claimed by the Company's sole stockholder, Mr. Robert Watters, and by a former Company stockholder. Lease payments were equal to the larger of $10,000 per month or 5% of gross receipts per month. The lease expired in February 1996, and the Company began leasing the space on a month-to-month basis. The lease provided that the Company was obligated to pay for any maintenance to the premises, to maintain adequate insurance on the building and to pay all utilities and taxes. Rental expense on the building amounted to $63,000 and $173,776 for the years ended September 30, 1997 and 1996, respectively. The lawsuit was settled in 1996, resulting in the former stockholder owning the building. The Company has purchased the property from the former stockholder (see below).

     The Company has entered into an operating lease for a nightclub in New Orleans, Louisiana. The 39 1/2 year lease commenced in May 1996 and is a triple net lease with the tenant paying taxes, maintenance and insurance. The lease also requires certain contingent rentals based on revenues at the nightclub. Following is a schedule of minimum lease payments for the years ending September 30:

              1998                                         $   300,000
              1999                                             300,000
              2000                                             300,000
              2001                                             300,000
              2002                                             300,000
              Thereafter                                     8,315,000

     Rent expense amounted to approximately $214,000 and $306,000 for the years ended September 30, 1997 and 1996, respectively.

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

     LITIGATION

     Included in accounts payable at September 30, 1997 and 1996 is a $30,000 and $150,000 liability, respectively, to a former stockholder under terms of a settlement agreement with the former stockholder.

     In 1991, Mr. Watters and a former stockholder of the Company (the "Plaintiffs") filed suit against another former stockholder of the Company (the "Defendant"). The suit sought to compel the Defendant to convey to the Plaintiffs all of its ownership interest in two entities, one of which, Zu Corporation, owns the land where Rick's is located and which is leased by the Company. In October 1996, after years of trials and appeals, the Defendant and the Company settled the case and the Company agreed to buy the property for $2,000,000. The closing on the property occurred in December 1996.

     In 1989, one of the former stockholders of the Company was sued over his ownership interest in the Company. Mr. Watters and the Company were joined in the litigation based on allegations that they had improperly transferred certain assets to the Company from another corporation that had previously operated Rick's. In 1992, Summary Judgment was rendered in favor of the Company and Mr. Watters. Subsequent to an appeal, the Texas Court of Appeals remanded the case to the trial court. The Company and Mr. Watters mediated this matter and entered into a settlement agreement with the plaintiff. The settlement agreement provided that the litigation would be dismissed, with prejudice, as to the Company, Mr. Watters and all other entities with which Mr. Watters is or was associated. In consequence, the action was satisfactorily settled as to all parties, and all defendants have now been dismissed with prejudice. The lawsuit is therefore terminated, and all judgment dismissing same is now final.

     A former Company stockholder has sued the Company and Mr. Watters for alleged breaches of an Agreement entered into in April 1993 among the stockholder, the Company and Mr. Watters. The stockholder alleges that Mr. Watters and the Company have breached this Agreement. The Company believes that it has fully complied with its obligations under this

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LITIGATION (CONTINUED)

     Agreement. The litigation is presently in the discovery stage. The Company believes, after consultation with counsel, that it has substantial defenses to the claims being asserted against it and that the risk of material financial exposure to the Company is unlikely.

     In March 1997, Classic Affairs and Robert Sabes initiated litigation against the Company in Minneapolis, Minnesota. The suit alleges that the Company and Mr. Watters violated a Non-Competition Agreement which was to have been executed upon the closing of the acquisition of Shiek's Palace Royale, which never took place.

     Mr. Sabes ("Sabes") and Classic Affairs, Inc. ("Classic Affairs") are seeking an order from the Court that the covenant not to compete is binding upon the Company and Mr. Watters even though the acquisition never took place, as well as an order form unspecified damages for the breach of the agreement. The Company and Mr. Watters have answered the original complaint and have denied all of the allegations contained therein. Further, the Company has filed a Counterclaim against Sabes and Classic Affairs alleging the Sabes and Classic Affairs are seeking the interfere with the Company's right to purchase another adult entertainment facility in Minneapolis. The Company believes, after consultation with counsel, that the claims asserted by Sabes and Classic Affairs are without merit and are subject to defenses. The Company intends to defend this suit against the claims asserted and to pursue its counterclaim against Sabes and Classic Affairs.

     The Company is also the subject of other routine legal matters in the ordinary course of business.

     The Company does not believe that the ultimate resolution of the above matters will have a material impact on the Company's financial position or results of operations.

     SEXUALLY ORIENTED BUSINESS ORDINANCE OF HOUSTON, TEXAS

     In January, 1997, the City Council of the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance, which is pending judicial review, establishes new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There are no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. The Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location has been denied.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     SEXUALLY ORIENTED BUSINESS ORDINANCE OF HOUSTON, TEXAS (CONTINUED)

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

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company may continue operations at its original location under the amortization period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate amortization period to be granted to the Company. At the Hearing, the Company requested that it be granted an amortization period at its original location equal to forty-five years from the effective date of the Ordinance. The Company has been granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     On May 12, 1997, the city of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance is decided by court trial. There are other provisions in the ordinance, such as provisions governing the level of lighting in sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers which may be detrimental to the conduct of business by the Company and all of these provisions also will be the subject of the above-mentioned litigation.

     No assurance can be given as to the likelihood of the success of any litigation filed against the City of Houston, but in the event that such litigation is unsuccessful, it is likely that the Company will be able to take the benefit of an amortization provision contained in the new ordinance designed to allow recovery of a business's investment and which will allow the Company to continue in business at its present location during the amortization period.

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

     The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value base on their effective interest rates compared to current market rates.

     OTHER

     The Company presently has a three year employment agreement with Robert L. Watters (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 2000, provides for an annual base salary of $300,000. The Agreement also allows for an annual bonus, at the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     During the year ended September 30, 1997 and 1996, options were granted as follows:

                                                   1997                1996
                                                 -------             -------

        Outstanding at beginning of year         105,000                  --
        Granted                                       --             105,000
        Exercised                                     --                  --
                                                 -------             -------
        Outstanding at end of year               105,000             105,000
                                                 -------             -------
        Exercisable at end of year                    --                  --
                                                 -------             -------
        Exercise price per share          $3.00 to $4.75      $3.00 to $4.75

     SFAS 123

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under Opinion 25. The Company issued no options during the year ended September 30, 1997. The Company made no charges to expense for the year ended September 30, 1996 under Opinion 25.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     Pro forma disclosures as required by SFAS 123 for the fiscal year ended September 30, 1996 are as follows:


              Pro forma net loss                           $   (1,397,007)
                                                           --------------
              Pro forma net loss per share                 $         (.34)
                                                           --------------


     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 5.9%; volatility factor of 73%; and an expected life of the awards of two years. The weighted average fair value of stock options for the year ended September 30, 1996 was $.99.

8.   STOCKHOLDERS' EQUITY

     During the year ended September 30, 1996, the Company issued 50,000 shares valued at $250,000 to an advertising and public relations firm for services rendered.

     The Company has outstanding 1,160,000 warrants to purchase its common stock as a result of its public offering. The warrants are exercisable as follows: 920,000 at $3.00 per share until October 1998, 160,000 at $4.35 per share until October 2000 and 80,000 at $4.35 per share until October 1998.

9.   SUBSEQUENT EVENTS

     A facility in downtown Minneapolis, Minnesota was purchased in November 1997, and is currently being renovated. The facility will cost approximately $3,000,000: $200,000 cash at closing, 90,000 shares of Company common stock, a 10% note payable of $200,000 due in eighteen months and the balance of $2,500,000 in a 10% note with a twenty-year amortization, maturing in 2007. The Company anticipates opening the Minneapolis location for business in January 1998. The Minneapolis facility had previously been operated as an adult entertainment venue.

     In November 1997, the Company sold certain land held for sale in Houston, Texas for approximately $873,500. The Company paid $302,000 of debt in connection with the sale and received $470,000 in cash. The Company recorded a nominal gain on the transaction.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  ACCOUNTING DEVELOPMENTS

     SFAS 128

     In February 1997, FASB issued SFAS 128, "Earnings per Share." SFAS 128 requires all companies to present "basic" earnings per share ("EPS") and, for companies with a complex capital structure, "diluted" EPS. Basic EPS is computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing income (adjusted for preferred stock dividends and any potential income or loss from convertible securities) by the weighted-average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. Certain disclosures regarding the computation are also required by the statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The statement is not allowed to be applied early; however, pro forma EPS amounts computed under SFAS 128 prior to its adoption may be presented in notes to the financial statements. After adopting SFAS 128, companies must restate all prior-period EPS information presented. Pro forma basic net loss per share each year is equal to the net loss per share reported in the accompanying statement of operations. Diluted net loss per share is not applicable since the Company has losses in each year and increasing the shares outstanding would decrease loss per share.