Form 10QSB
period 1997-12-31
RICKS CABARET INTERNATIONAL INC
filed 1998-02-17
CIK 935419

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: December 31, 1997

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

         On February 12, 1998, there were 4,204,922 shares of common stock, $.01 par value, outstanding.

         Transitional  Small Business  Disclosure Format (check one); Yes [ ] No
[x]

--------------------------------------------------------------------------------

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

         Consolidated Balance Sheets as of December 31, 1997 (unaudited)
                  and September 30, 1997                                      2

         Consolidated  Statements  of  Operations  for the three months
                  ended December 31, 1997 and 1996 (unaudited)                3

         Consolidated  Statements  of Cash  Flows for the three  months
                  ended December 31, 1997 and 1996 (unaudited)                4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and    6-8
         Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 II-1

Item 5.  Other Events                                                      II-1

Item 6.  Exhibits and Reports on Form 8-K                                  II-2


SIGNATURES

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               DECEMBER 31,
                                                  1997             SEPTEMBER 30,
                                               (UNAUDITED)            1997
                                               -----------           -------

CURRENT ASSETS

         Cash                                 $   265,618        $   357,410
         Accounts receivable                       53,778             29,695
         Prepaid expenses                          95,282             57,413
         Inventories                               70,075             61,953
         Land held for sale                            --            815,652
                                              -----------        -----------

                  Total current assets            484,753          1,322,123
                                              -----------        -----------

PROPERTY AND EQUIPMENT                          8,399,407          6,473,919
         Accumulated depreciation                (880,503)          (813,853)
                                              -----------        -----------

                                                7,518,904          5,660,066
                                              -----------        -----------

OTHER ASSETS                                    1,386,557            165,504
                                              -----------        -----------

                                              $ 9,390,214        $ 7,147,693
                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
         Current portion of long term debt    $   375,998        $   398,798
         Accounts payable - trade                 452,663            634,046
         Accrued expenses                         138,045            166,365
         Income tax payable                        10,000             15,572
                                              -----------        -----------

                  Total current liabilities       976,706          1,214,781
                                              -----------        -----------

LONG TERM DEBT, LESS CURRENT PORTION            4,096,218          1,754,175
                                              -----------        -----------

         Total Liabilities                      5,072,924          2,968,956
                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES                          --                 --


STOCKHOLDERS' EQUITY
         Preferred stock - $.10 par, authorized
              1,000,000 shares; none outstanding       --                 --
         Common Stock - $.01 par, authorized
              15,000,000 shares;
              issued 4,234,737 and 4,114,922       42,049             41,149
         Additional paid in capital             6,042,406          5,940,306
         Retained earnings (deficit)           (1,767,165)        (1,802,718)
                                                ---------          ---------

                  Total stockholder's equity    4,317,290          4,178,737
                                                ---------          ---------

                                               $9,390,214         $7,147,693
                                               ==========         ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                 1997          1996
                                              UNAUDITED      UNAUDITED
                                              ---------      ---------

REVENUES
         Sales of alcoholic beverages       $   856,274   $   549,927
         Sales of food                          101,217        67,495
         Service revenues                       345,917       421,625
         Other                                  365,018        43,568
                                            -----------   -----------

                                              1,668,426     1,082,615
                                            -----------   -----------

OPERATING EXPENSES
         Cost of goods sold                     213,182       198,691
         Salaries and wages                     448,644       437,789
         Other general and administrative
                  Taxes and permits             183,354       109,986
                  Charge card fees               31,133        19,356
                  Rent                          150,722        93,141
                  Legal and accounting           54,842       114,308
                  Advertising                   206,910       187,331
                  Other                         299,929       331,271
                                            -----------   -----------

                                              1,588,716     1,491,873
                                            -----------   -----------

INCOME (LOSS) FROM OPERATION                     79,710      (409,258)

         Interest income (expense)              (44,157)        5,641
                                            -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                35,553      (403,617)

         Income Taxes                                --            --
                                            -----------   -----------

NET INCOME (LOSS)                           $    35,553   $  (403,617)
                                            ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE          $      0.00   $     (0.10)
                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                              4,174,830     4,099,307
                                            ===========   ===========


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                              1997           1996
                                                          (UNAUDITED)     (UNAUDITED)
                                                          -----------     -----------

NET INCOME (LOSS)                                         $    35,553    $  (403,617)

ADJUSTMENTS TO RECONCILE NET
     INCOME (LOSS) TO NET CASH (USED)
     BY OPERATING ACTIVITIES:
         Depreciation                                          66,650         40,568
         Changes in assets and liabilities:
                  Accounts receivable                         (24,083)        (4,897)
                  Prepaid expenses                            (37,869)       (65,339)
                  Inventories                                  (8,122)       (52,316)
                  Accounts payable and accrued expenses      (209,703)       135,540
                  Income tax payable/receivable                (5,572)         3,791
                                                          -----------    -----------

         Cash (used) by operating activities                 (183,146)      (346,270)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of land                                         815,652             --
         Additions to property and equipment               (1,822,488)    (3,259,112)
         Increase in other assets                          (1,221,053)      (231,086)
                                                          -----------    -----------
Cash used by investing activities:                         (2,227,889)    (3,490,198)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Common stock issued, less offering costs                   0        152,246
         Increase in long term debt                         2,700,000      1,730,000
         Payments on long term debt                          (380,757)       (13,549)
                                                          -----------    -----------

Cash provided by financing activities:                      2,319,243      1,868,697
                                                          -----------    -----------

NET (DECREASE) IN CASH                                        (91,792)    (1,967,771)

CASH AT BEGINNING OF PERIOD                                   357,410      3,150,003
                                                          -----------    -----------
CASH AT END OF PERIOD                                     $   265,618    $ 1,182,232
                                                          ===========    ===========

CASH PAID DURING PERIOD FOR:
         Interest                                         $    44,157    $     2,866
                                                          ===========    ===========

         Income tax                                       $        --    $        --
                                                          ===========    ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunct ion with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


2.       PURCHASE OF MINNESOTA CLUB AND RELATED BORROWINGS

         On November 21, 1997, the Company acquired property in Minneapolis, Minnesota for a purchase price of $3,000,000. Four separate notes totaling $2,700,000 were executed to finance this purchase. The notes are secured by the property and are payable as follows: $2,500,000 at 9% amortized over 240 months and $200,000 at 10% amortized over 18 months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended September 30, 1997 and 1996.

General

The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company opened its new facility in New Orleans in January, 1997. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the Land in November, 1997. In January, 1997 the Company formed RCI Entertainment (Minnesota) Inc. for the purpose of acquiring, renovating operating and managing its new facility in Minneapolis, Minnesota. The Company expects to open its new facility in Minneapolis, Minnesota in February, 1998. The Company's fiscal year end is September 30.

Revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 57% of total revenues and charges to the entertainers, cover charges and other income which comprise approximately 43% for the quarter ended December 31, 1997.

Results of Operations

Three months ended December 31, 1997 as compared to the three months ended December 31, 1996. For the quarter ended December 31, 1997, the Company had consolidated total revenues of $1,668,426 an increase of $585,811 from fiscal first quarter ended December 31, 1996 of $1,082,615.

The increase in revenues from 1996 is due to revenues arising from the Company's new location in New Orleans, which opened December 30, 1996. Revenues in Houston continue to be affected by the level of competition and by public perception of an ordinance enacted by the City Council of Houston in January, 1997 effecting sexually oriented businesses which is pending judicial review. The Company intends to open its third topless adult entertainment club in Minneapolis in late February, 1998.

Cost of goods sold were 22% and 32% of sales of alcoholic beverages and food for the first quarters of fiscal 1998 and 1997, respectively. The decrease in 1998 is due primarily to the continuing efforts of management to achieve reductions in costs of goods sold through improved inventory management.

Payroll and related costs were $448,644 for the first quarter compared to $437,789 for the same fiscal period in 1996. The slight increase was not significant. Management currently believes that its labor and management staff levels are of appropriate levels and that additional management staff needed for the opening of the Minneapolis location will be largely obtained from existing ranks.

Other selling, general and administrative expenses increased 8% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The increase was due primarily to operations attributable to the New Orleans' location.

Net interest income (expense) became an expense during the first quarter of fiscal 1997 as a result of utilizing the proceeds of the Company's public offering and private placement. Interest expense increased as a result of bank financing associated with the opening of the New Orleans' facility, the acquisition of the existing Houston facility and the acquisition of the Minneapolis facility. (See Liquidity and Capital Resources).

Net income for the first quarter of fiscal 1998 was $35,553 compared to a loss of ($403,617) for the first quarter of fiscal 1997.

Liquidity and Capital Resources

At December 31, 1997 the Company has a working capital deficit of $491,953 compared to working capital of $107,342 at September 30, 1997. The decrease in working capital is due primarily to the Company's investment in its opening of its facility in Minneapolis, Minnesota.

In the opinion of management, working capital is not a true indication of the status of the Company, due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after culmination of a transaction.

Net cash used by operating activities in the first quarter of fiscal 1998 was $183,146 compared to $346,270 for the same period in fiscal 1997. The improvement in cash used by operating activities was due primarily to the net income of $35,553 and depreciation of $66,650.

Net cash used in investing activities was $2,227,889 which resulted from the purchase in November, 1997 of the Minneapolis location. Cash provided by financing activities was $2,319,243 due primarily to funding of purchase money loans on the acquisition of the Minneapolis location.

Management believes it has implemented plans that will ensure that the Company will continue its profitability in fiscal 1998. Management took steps in January, 1998 to restructure management compensation to reduce the salary costs of management and to reorganize its accounting function to more efficiently manage the business. Steps were also taken in January, 1998 to reduce advertising expenditures by over $400,000 in fiscal 1998 compared to fiscal 1997. New Orleans represented the first expansion for the company outside of its original market of Houston, Texas and as a result the opening expenses for New Orleans reflected the company's determination to make a market impact through widespread advertising. In Minneapolis, by comparison, the company will capitalize on its high traffic location and on the relative lack of competition instead of spending heavily on media and advertising. Extensive use will be made in opening the Minneapolis location on media materials developed for the opening of the New Orleans location. Emphasis will continue to be placed on reduction of Cost of Goods Sold by setting and monitoring management goals at each location.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ROBERT SABES LITIGATION. In January 1998, pursuant to a stipulation and agreement of all parties, an order of dismissal with prejudice was signed by the judge presiding in the matter of ROBERT W. SABES AND CLASSIC AFFAIRS, INC., D/B/A SHIEK'S PALACE ROYALE V. RICK'S CABARET INTERNATIONAL, INC., A TEXAS CORPORATION, RCI ENTERTAINMENT (MINNESOTA), INC. AND ROBERT L. WATTERS, Case No. 97-6457 in the Fourth Judicial District Court, County of Hennepin, State of Minnesota. The stipulation and agreement provided that Mr. Sabes take nothing from the litigation.

Item 5.  OTHER EVENTS

         In November 1997 the Company completed its acquisition of real estate located at 300 South and 3rd Street in downtown Minneapolis, Minnesota consisting of land and a 14,000 square foot cabaret facility (the "Location"), and the assets of "Buns & Roses", an adult entertainment business at the Location that has operated there for two years. The Company is currently remodeling the Location for an opening in late February 1998. The Company intends to offer topless adult entertainment, in a similar format of and bearing the name "Rick's Cabaret." The Location is at the intersection of two major streets and is located within walking distance of both the Metrodome, home to the Minnesota Vikings and the Twins, and the Target Center, home to the Minnesota Timberwolves. The City of Minneapolis has approved and granted a liquor license to Rick's Cabaret which will permit the operation of a topless cabaret as well as the ability to serve alcohol at the Location. The City of Minneapolis was chosen as a site for expansion by the Company because of the City's excellent demographic characteristics and vibrant nature of its downtown entertainment district.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation SB


                  (2) Exhibit 27.           Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      RICK'S CABARET INTERNATIONAL, INC.



Date: February 12, 1998               By:      /s/ ROBERT L. WATTERS
                                               ------------------------------
                                                   Robert L. Watters, President
                                                   and Chief Accounting Officer