Form 10QSB
period 1998-03-31
RICKS CABARET INTERNATIONAL INC
filed 1998-05-15
CIK 935419

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB
                                -----------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 1998
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  court.    Yes  [  ]  No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On May 4, 1998, there were 4,506,054 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

  ------------------------------------------------------------------------------


                       RICK'S CABARET INTERNATIONAL, INC.

                                    CONTENTS
                                    --------


                                                                           Page
PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------

Item 1.  Financial Statements                                                 1

    Consolidated Balance Sheets as of March 31, 1998 (unaudited)              2
    and September 30, 1997 (audited)

    Consolidated Statements of Operations for the three and six months        3
      ended March 31, 1998 and 1997 ( unaudited)

    Consolidated Statements of Cash Flows for the six months                  4
      ended March 31, 1998 and 1997 ( unaudited)

    Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and      6
         Results of Operations


PART II - OTHER INFORMATION
-------------------------------------------------------------------------

Item 2.  Changes in Securities and Use of Proceeds


Item 6.  Exhibits and Reports on Form 8-K                                  II-2

    (a)  Exhibits

      Financial Data Schedule -- Exhibit 27.1

    (b)  Reports on Form 8-K

      None

    Signatures



                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                             MARCH 31, 1998    SEPTEMBER 30, 1997
                                              (UNAUDITED)          (AUDITED)
                                            ----------------  --------------------
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . .  $       265,280   $           357,410
  Accounts receivable. . . . . . . . . . .          132,536                29,695
  Prepaid expenses . . . . . . . . . . . .           42,559                57,413
  Inventories. . . . . . . . . . . . . . .           81,142                61,953
  Land held for sale . . . . . . . . . . .              ---               815,652
                                            ----------------  --------------------

    Total current assets . . . . . . . . .          521,517             1,322,123
                                            ----------------  --------------------

PROPERTY AND EQUIPMENT . . . . . . . . . .        7,873,262             6,473,919
  Accumulated depreciation . . . . . . . .   (      965,609)   (          813,853)
                                            ----------------  --------------------

                                                  6,907,653             5,660,066
                                            ----------------  --------------------

OTHER ASSETS
  Other. . . . . . . . . . . . . . . . . .          160,852               165,504
  Goodwill (net of amortization) . . . . .        2,224,572                   ---
                                            ----------------  --------------------

                                                  2,385,424               165,504
                                            ----------------  --------------------

                                            $     9,814,594   $         7,147,693
                                            ================  ====================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt. . . .  $       532,847   $           398,798
  Accounts payable - trade . . . . . . . .          666,903               634,046
  Accrued expenses . . . . . . . . . . . .          518,272               166,365
  Income tax payable . . . . . . . . . . .           15,572                15,572
                                            ----------------  --------------------

    Total current liabilities. . . . . . .        1,733,594             1,214,781
                                            ----------------  --------------------

LONG TERM DEBT, LESS CURRENT PORTION . . .        3,881,856             1,754,175
                                            ----------------  --------------------

  Total liabilities. . . . . . . . . . . .        5,615,450             2,968,956
                                            ----------------  --------------------

COMMITMENTS AND CONTINGENCIES. . . . . . .             ----                   ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
       1,000,000 shares; none outstanding               ---                   ---
  Common Stock - $.01 par, authorized
       15,000,000 shares;
       issued 4,275,471 and 4,114,922. . .           42,755                41,149
  Additional paid in capital . . . . . . .        6,123,790             5,940,306
  Retained earnings (deficit). . . . . . .   (    1,967,401)   (        1,802,718)
                                            ----------------  --------------------

    Total stockholders' equity . . . . . .        4,199,144             4,178,737
                                            ----------------  --------------------

                                            $     9,814,594   $         7,147,693
                                            ================  ====================


                              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    MARCH 31                           MARCH 31
                                            1998               1997              1998              1997
                                         UNAUDITED           UNAUDITED         UNAUDITED         UNAUDITED
                                      -----------------  ----------------  ----------------  -----------------
REVENUES
  Sales. . . . . . . . . . . . . . .  $      2,007,982   $     1,960,642   $     3,676,408   $      3,043,257
                                      -----------------  ----------------  ----------------  -----------------

OPERATING EXPENSES
  Cost of goods sold . . . . . . . .           311,345           387,258           524,527            589,963
  Salaries and wages . . . . . . . .           571,598           597,014         1,020,242          1,080,574
  Other general and administrative
    Taxes and permits. . . . . . . .           183,626            69,868           366,980            180,467
    Charge card fees . . . . . . . .            40,908            15,208            72,041             34,564
    Rent . . . . . . . . . . . . . .           141,419            96,978           292,141            237,919
    Legal and accounting . . . . . .            55,797            59,625           110,639            173,933
    Advertising. . . . . . . . . . .           154,720           203,860           361,630            439,261
    Other. . . . . . . . . . . . . .           351,469           317,275           584,748            663,280
    Pre-opening costs                          187,991               ---           187,991            151,138
    Depreciation & amortization. . .            97,534           129,762           164,184            129,762
                                      -----------------  ----------------  ----------------  -----------------

                                             2,096,407         1,876,666         3,685,123          3,680,861
                                      -----------------  ----------------  ----------------  -----------------

INCOME (LOSS) FROM OPERATIONS. . . .   (        88,425)           83,976    (        8,715)   (       637,604)

  Interest expense . . . . . . . . .   (       116,425)   (       42,191)   (      160,582)   (        42,191)
  Interest income. . . . . . . . . .             4,614               190             4,614              5,831
                                      -----------------  ----------------  ----------------  -----------------


NET INCOME (LOSS). . . . . . . . . .  $(       200,236)  $        41,975   $(      164,683)  $(       673,964)
                                      =================  ================  ================  =================

NET INCOME (LOSS) PER COMMON SHARE   $(           .05)  $           .01   $(          .04)  $(           .15)
                                      =================  ================  ================  =================

WEIGHTED AVERAGE SHARES OUTSTANDING.         4,225,150         4,120,922         4,195,197          4,099,307
                                      =================  ================  ================  =================


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997


                                                    1998            1997
                                                 (UNAUDITED)     (UNAUDITED)
                                               --------------  ---------------
NET INCOME (LOSS) . . . . . . . . . . . . . .  $(    164,683)  $(     673,964)

ADJUSTMENTS TO RECONCILE NET
     INCOME (LOSS) TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES:
  Depreciation and amortization . . . . . . .        164,184          129,762
  Loss on sale of land                                42,910              ---
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . .   (    102,841)          20,543
    Prepaid expenses. . . . . . . . . . . . .         14,854    (      20,628)
    Inventories . . . . . . . . . . . . . . .   (     19,189)          70,899
    Accounts payable and accrued expenses . .        384,764          461,387
    Income tax payable/receivable . . . . . .            ---            3,791
                                               --------------  ---------------

  Cash provided (used) by operating expenses.        319,999    (       8,210)
                                               --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment . . . .   (  1,399,343)   (   4,665,708)
  Change in other assets. . . . . . . . . . .          4,652    (     100,969)
  Increase in Goodwill. . . . . . . . . . . .   (  2,147,000)             ---
  Sale of land. . . . . . . . . . . . . . . .        772,742              ---
                                               --------------  ---------------

  Cash used by investing activities . . . . .   (  2,768,949)   (   4,766,677)
                                               --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued, less offering costs. .         95,090          168,746
  Increase in long term debt. . . . . . . . .      2,700,000        1,800,000
  Payments on long term debt. . . . . . . . .   (    438,270)   (      28,388)
                                               --------------  ---------------

  Cash provided by financing activities . . .      2,356,820        1,940,358
                                               --------------  ---------------

NET (DECREASE) IN CASH. . . . . . . . . . . .   (     92,130)      (2,834,529)

CASH AT BEGINNING OF PERIOD . . . . . . . . .        357,410        3,150,003
                                               --------------  ---------------

CASH AT END OF PERIOD . . . . . . . . . . . .  $     265,280   $      315,474
                                               ==============  ===============

CASH PAID DURING PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . .  $     116,425   $       42,000
                                               ==============  ===============

  Income tax. . . . . . . . . . . . . . . . .  $         ---   $          ---
                                               ==============  ===============

              RICK'S CABARET INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.          BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunct ion with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


2.          PURCHASE  OF  MINNESOTA  CLUB  AND  RELATED  BORROWINGS

On November 21, 1997, RCII acquired property in Minneapolis, Minnesota for a purchase price of $3,000,000. Four separate notes totaling $2,700,000 were executed to finance this purchase. The notes are secured by the property and are payable as follows: $2,500,000 at 9% amortized over 240 months and $200,000 at 10% amortized over 18 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. such risks and uncertainties are set forth below and under "Special Note Regarding Forward Looking Information".

GENERAL

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its new location in New Orleans, Louisiana. The Company opened its new facility in New Orleans in January, 1997. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the Land in November, 1997. In January, 1997 the Company formed RCI Entertainment (Minnesota) Inc. for the purpose of acquiring, renovating operating and managing its new facility in Minneapolis, Minnesota. The Company opened its new facility in Minneapolis, Minnesota on March 5, 1998. The Company's fiscal year end is September 30.

     Revenues are derived from the sale of liquor, beer, wine and food, as well as from dance performances, cover charges and other income.

RESULTS  OF  OPERATIONS

     Three months ended March 31, 1998 as compared to the three months ended March 31, 1997. For the quarter ended March 31, 1998, the Company had consolidated total revenues of $2,007,982 compared to revenues of $1,960,642 for the three months ended March 31, 1997, an increase of $47,340. The increase in revenues from 1997 is due to revenues arising from the Company's new location in Minneapolis, which opened March 5, 1998.

     Cost of goods sold were 15.5% and 19.8% of all sales for the second quarters of fiscal 1998 and 1997, respectively. The decrease in 1998 is due primarily to the continuing efforts of management to achieve reductions in costs of goods sold through improved inventory management and occurred despite the increase in the costs incurred due to complimentary drinks given away during the grand opening of the new location in Minneapolis, Minnesota.

     Payroll and related costs were $571,598 for the second quarter compared to $597,014 for the same fiscal period in 1997. The slight decrease was significant as it was achieved despite the increased costs associated with hiring and training a new staff for the Company's new location in Minneapolis. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses increased 21% from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. The increase was due primarily to sales tax increases in New Orleans and increased charge card fees reflecting a shift to credit card sales in New Orleans. Advertising decreased $49,140 for the quarter.

     Net interest income was $4,614 for the quarter compared to $190 for the previous year. Management is very pleased with the income produced from operations during the quarter, which was in the amount of $197,100. Depreciation and Amortization, Pre-Opening Expenses for Minneapolis and Interest Expense, net of interest income, totaled $397,336. Interest Expense was $116,425 for the second quarter compared to $42,191 for the second quarter of 1997. The increase was attributable to interest expense arising from the acquisition of the Minneapolis location. Net Income was ($200,236) or a loss of
 .05 per share compared with income of .01 per share in the second quarter of 1997.

     Six Months Ended March 31, 1998 compared to the Six Months Ended March 31, 1997. For the six months ended March 31, 1998, the Company had consolidated total revenues of $3,676,408, an increase of $633,151 from net revenues of $3,043,257 for the six months ended March 31, 1997.

     Cost of goods sold was 14.3% and 19.4% of sales for the first six months of fiscal 1998 and 1997 respectively. (See management discussion above relating to this item.)

     Payroll  and  related  costs decreased $65,436 from the first six months of
fiscal  1997.    (See  management  discussion  above  relating  to  this  item.)

     Other selling, general and administrative expenses increased $130,030 from the first six months of fiscal 1997. (See management discussion above relating to this item.)

     Net loss for the six months ended March 31, 1998 was $164,683. The company incurred depreciation and amortization of $164,184 for the six months ended March 31, 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 1998 the Company has a working capital deficit of $1,212,077 compared to working capital deficit of $606,370 at March 31, 1997. The decrease in working capital is due primarily to the Company's investment in its opening of its facility in Minneapolis, Minnesota.

     In the opinion of management, working capital is not a true indication of the status of the Company, due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after culmination of a transaction.

     Net cash provided by operating activities in the first six months of fiscal 1998 was $319,999 compared to net cash used of $8,210 for the same period in fiscal 1997. The improvement in cash provided by operating activities was due primarily to income from operations.

     Net cash used in investing activities was $2,768,949 which resulted from the purchase in November, 1997 of the Minneapolis location. Cash provided by financing activities was $2,356,820 due primarily to funding of purchase money loans on the acquisition of the Minneapolis location.

     Management believes it has implemented plans that will ensure that the Company will continue its operational profitability in fiscal 1998. Management took steps in January, 1998 to restructure management compensation to reduce the salary costs of management and to reorganize its accounting function to more efficiently manage the business. Steps were also taken in January, 1998 to significantly reduce advertising expenditures by over $400,000 in fiscal 1998 compared to fiscal 1997. New Orleans represented the first expansion for the Company outside of its original market of Houston, Texas and as a result the opening expenses for New Orleans reflected the Company's determination to make a market impact through widespread advertising. In Minneapolis, by comparison, the Company expects to capitalize on its high traffic location and on the relative lack of competition instead of spending heavily on media and advertising. Extensive use was made in opening the Minneapolis location on media materials developed for the opening of the New Orleans location. Emphasis will continue to be placed on reduction of Cost of Goods Sold by setting and monitoring management goals at each location.

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

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, the recent opening of the club in Minneapolis, Minnesota and the availability of acceptable financing to fund corporate expansion efforts.

                                     PART II

                                OTHER INFORMATION

Item  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Information  required  pursuant  to  Item  701  of  Regulation  S-B:

     On February 27, 1998, the Company sold 100,000 shares of common stock to Sun Merchant Group, Inc. ("Sun Merchant") for consideration of $75,000.00 in reliance Section 4(2) of the Securities Act. Sun Merchant was an accredited investor as that term is defined in Regulation D of the Securities Act. The Company utilized the proceeds for general corporate purposes.

     On February 24, 1998, the Company issued 95,000 shares of common stock to Larry Holmberg ("Holmberg") in reliance Section 4(2) of the Securities Act. This transaction was in connection with an asset purchase agreement related to the Company's acquisition of certain real estate and related assets in Minneapolis, Minnesota.

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


                                          RICK'S CABARET INTERNATIONAL, INC.



Date:  May 14, 1998                       By:/s/ Robert L. Watters
                                             ------------------------------
                                             Robert L. Watters, President