Form 10QSB
period 1998-06-30
RICKS CABARET INTERNATIONAL INC
filed 1998-07-29
CIK 935419

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: June 30, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At July 14, 1998, there were 4,831,054 shares of common stock, $.01 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

 ------------------------------------------------------------------------------

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS
                                    --------




PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.     Financial  Statements

          Consolidated Balance Sheets as of June 30, 1998 (unaudited) and September 30, 1997 (audited)

          Consolidated Statements of Operations for the three and nine months ended June 30, 1998 and June 30, 1997 (both unaudited)

          Consolidated  Statements  of  Cash  Flows  for  the  nine months ended
               June  30,  1998  and  June  30,  1997  (both  unaudited)

          Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION
-------------------------------

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  6.     Exhibits  and  Reports  and  Form  8-K

SIGNATURES
----------

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------


                                             JUNE 30, 1998    SEPTEMBER 30, 1997
                                              (UNAUDITED)         (AUDITED)
                                            ---------------  --------------------
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . .  $      405,972   $           357,410
  Accounts receivable. . . . . . . . . . .         129,464                29,695
  Prepaid expenses . . . . . . . . . . . .          41,224                57,413
  Inventories. . . . . . . . . . . . . . .          77,027                61,953
  Land held for sale . . . . . . . . . . .             ---               815,652
                                            ---------------  --------------------

    Total current assets . . . . . . . . .         653,687             1,322,123
                                            ---------------  --------------------

PROPERTY AND EQUIPMENT . . . . . . . . . .       7,952,674             6,473,919
  Accumulated depreciation . . . . . . . .   (   1,074,360)   (          813,853)
                                            ---------------  --------------------

                                                 6,878,314             5,660,066
                                            ---------------  --------------------

OTHER ASSETS
  Other. . . . . . . . . . . . . . . . . .         147,002               165,504
  Goodwill (net of amortization) . . . . .       2,187,288                   ---
                                            ---------------  --------------------

                                                 2,334,290               165,504
                                            ---------------  --------------------

                                            $    9,866,291   $         7,147,693
                                            ===============  ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt. . . .  $      484,766   $           398,798
  Accounts payable - trade . . . . . . . .         709,630               649,618
  Accrued expenses . . . . . . . . . . . .         215,928               166,365
                                            ---------------  --------------------

    Total current liabilities. . . . . . .       1,410,324             1,214,781
                                            ---------------  --------------------

LONG TERM DEBT, LESS CURRENT PORTION . . .       3,825,567             1,754,175
                                            ---------------  --------------------

  Total liabilities. . . . . . . . . . . .       5,235,891             2,968,956
                                            ---------------  --------------------

COMMITMENTS AND CONTINGENCIES                         ----                   ---

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
       1,000,000 shares; none outstanding.             ---                   ---
  Common Stock - $.01 par, authorized
       15,000,000 shares;
       issued 4,831,054 and 4,114,922. . .          48,311                41,149
  Additional paid in capital . . . . . . .       6,658,234             5,940,306
  Retained earnings (deficit). . . . . . .   (   2,076,145)   (        1,802,718)
                                            ---------------  --------------------

    Total stockholder's equity . . . . . .       4,630,400             4,178,737
                                            ---------------  --------------------

                                            $    9,866,291   $         7,147,693
                                            ===============  ====================

                             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                             1998               1997             1998             1997
                                          UNAUDITED          UNAUDITED        UNAUDITED         UNAUDITED
                                      -----------------  ---------------  ----------------  ----------------
REVENUES
  Sales. . . . . . . . . . . . . . .  $      2,097,954   $    1,675,966   $     5,774,362   $     4,719,223
                                      -----------------  ---------------  ----------------  ----------------

OPERATING EXPENSES
  Cost of goods sold . . . . . . . .           281,520          311,525           806,047           901,468
  Salaries and wages . . . . . . . .           727,953          450,936         1,748,195         1,531,510
  Other general and administrative
    Taxes and permits. . . . . . . .           164,179          135,336           531,159           315,803
    Charge card fees . . . . . . . .            24,122           28,855            96,163            63,419
    Rent . . . . . . . . . . . . . .           145,551          132,448           437,692           370,367
    Legal and accounting . . . . . .            59,205           27,843           169,844           201,776
    Advertising. . . . . . . . . . .           197,052          175,819           558,682           615,080
    Other. . . . . . . . . . . . . .           351,970          221,119           936,718           884,419
    Pre-opening costs. . . . . . . .            17,634              ---           205,625           151,138
    Depreciation & amortization. . .           146,035           80,190           310,219           209,952
                                      -----------------  ---------------  ----------------  ----------------

                                             2,115,221        1,564,071         5,800,344         5,244,932
                                      -----------------  ---------------  ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS. . . .   (        17,267)         111,895    (       25,982)   (      525,709)

  Interest expense . . . . . . . . .   (        92,217)   (      46,026)   (      252,799)   (       88,217)
  Interest income. . . . . . . . . .               740              134             5,354             5,965
                                      -----------------  ---------------  ----------------  ----------------


NET INCOME (LOSS). . . . . . . . . .  $(       108,744)  $       66,003   $(      273,427)  $(      607,961)
                                      =================  ===============  ================  ================

NET INCOME (LOSS) PER COMMON SHARE
                                      $(          0.03)  $         0.02   $(         0.07)  $(         0.15)
                                      =================  ===============  ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING.         4,385,860        4,120,922         4,257,180         4,099,307
                                      =================  ===============  ================  ================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998             1997
                                                (UNAUDITED)      (UNAUDITED)
                                               --------------  ---------------
NET INCOME (LOSS) . . . . . . . . . . . . . .  $(    273,427)  $(     607,961)

ADJUSTMENTS TO RECONCILE NET
     INCOME (LOSS) TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES:
  Depreciation and amortization . . . . . . .        310,219          209,952
  Loss on sale of land. . . . . . . . . . . .         42,910              ---
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . .   (     99,769)          19,346
    Prepaid expenses. . . . . . . . . . . . .         16,189           90,160
    Inventories . . . . . . . . . . . . . . .   (     15,074)   (       9,371)
    Accounts payable and accrued expenses . .        109,575          252,751
    Income tax payable/receivable . . . . . .            ---    (     168,393)
                                               --------------  ---------------

  Cash provided (used) by operating expenses.         90,623    (     213,516)
                                               --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment . . . .   (  1,478,555)   (   4,647,243)
  Change in other assets. . . . . . . . . . .         18,502    (     100,969)
  Increase in Goodwill. . . . . . . . . . . .   (  2,147,000)             ---
  Sale of land. . . . . . . . . . . . . . . .        772,742              ---
                                               --------------  ---------------

  Cash used by investing activities . . . . .   (  2,834,311)   (   4,748,212)
                                               --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued, less offering costs. .        634,890          168,746
  Increase in long term debt. . . . . . . . .      2,700,000        2,056,904
  Payments on long term debt. . . . . . . . .   (    542,640)   (      56,732)
                                               --------------  ---------------

  Cash provided by financing activities . . .      2,792,250        2,168,918
                                               --------------  ---------------

NET (DECREASE) IN CASH. . . . . . . . . . . .   (     48,562)   (   2,792,810)

CASH AT BEGINNING OF PERIOD . . . . . . . . .        357,410        3,150,003
                                               --------------  ---------------

CASH AT END OF PERIOD . . . . . . . . . . . .  $     405,972   $      357,193
                                               ==============  ===============

CASH PAID DURING PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . .  $      92,217   $       86,240
                                               ==============  ===============

  Income tax. . . . . . . . . . . . . . . . .  $         ---   $          ---
                                               ==============  ===============

              RICK'S CABARET INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

2.     PURCHASE  OF  MINNESOTA  CLUB  AND  RELATED  BORROWINGS

On November 21, 1997, RCII acquired property in Minneapolis, Minnesota for a purchase price of $3,000,000. Four separate notes totaling $2,700,000 were executed to finance this purchase. The notes are secured by the property and are payable as follows: $2,500,000 at 9% amortized over 240 months and $200,000 at 10% amortized over 18 months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its location in New Orleans, Louisiana. The Company opened its new facility in New Orleans in January, 1997. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the Land in November, 1997. In January, 1997 the Company formed RCI Entertainment (Minnesota) Inc. for the purpose of acquiring, renovating operating and managing its new facility in Minneapolis, Minnesota. The Company opened its new facility in Minneapolis, Minnesota on March 5, 1998. The Company's fiscal year end is September 30.

Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income.

RESULTS  OF  OPERATIONS

Three  Months  Ended  June  30, 1998 compared to the Three Months Ended June 30,
--------------------------------------------------------------------------------
1997.   For  the quarter ended June 30, 1998, the Company had consolidated total
-----
revenues of $2,097,954, an increase of $421,988 from fiscal 1997 third quarter revenues of $1,675,966. The Company's new location in Minneapolis, Minnesota opened in March, 1998 and the increase in revenues arose primarily from the sales for the new location. The Company continues to study potential acquisition candidates which would contribute to overall revenue growth and profitability.

Cost of goods sold were 13.4% and 18.5% of sales for the third quarters of fiscal 1998 and 1997, respectively. The decrease in cost of goods sold arises from continuing efforts by management to control cost of goods sold. The Company continues to aggressively decrease costs throughout all of its locations by improving menu offerings, reducing food inventory stocks and spoilage, and by modifying buying procedures.

Payroll and related costs increased by $277,017 from the third quarter of fiscal 1997.The increase arose primarily from the increased personnel costs attributable to the opening of the Minneapolis location.

Other selling, general and administrative expenses increased 37% or $304,138 from the third quarter of fiscal 1997 to the third quarter of fiscal 1998. Advertising and promotion increased $21,233 due to the expenses of advertising the new Minneapolis location. Pre-opening expenses of $17,634 were expensed during the quarter, relating to the opening of the Minneapolis location. Depreciation and Amortization increased $65,845 due to the increased costs arising from the opening of the Minneapolis location. Interest expense increased as a result of the payment of financing costs relating to the acquisition of the Minneapolis location. Net loss for the third quarter of 1998 was ($108,744) or a loss of ($.03) per share compared with net income of $66,003 or $.02 per share in the third quarter of 1997. The Company recorded depreciation and amortization expense of $146,035 during the quarter.

Nine Months Ended June 30, 1998 compared to the Nine Months Ended June 30, 1997.
--------------------------------------------------------------------------------
For the nine months ended June 30, 1998, the Company had consolidated total revenues of $5,774,362, an increase of $1,055,139 from net revenues of $4,719,223 for the nine months ended June 30, 1997.

Cost of goods sold was 13.9% and 19.1% of sales for the first nine months of fiscal 1998 and 1997, respectively. (See management discussion above relating to this item.)

Payroll and related costs increased $ 216,685 from the first nine months of fiscal 1997 due to the addition of Minneapolis personnel.

Other selling, general and administrative expenses increased 15% or $434,148 from the first nine months of fiscal 1997. The increase was due to significant increases in taxes and permits as a result of increased sales. In addition, depreciation and amortization increased during the nine month period.

Net loss for the nine months ended June 30, 1998 was ($273,427) compared to a net loss of ($607,961) for the nine month period ended June 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1998 the Company had a working capital deficit of ($756,637) compared to working capital deficit of ($486,545) at June 30, 1997. In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long-term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long-term debt.

During the nine months ended June 30, 1998 the Company provided $90,623 cash from operations as opposed to ($213,516) cash used during the same period in fiscal 1997. An amortization and depreciation expense recorded during the period ended June 30, 1998 was $310,219. Management believes that the decrease in cash used in operations is a positive trend indicating the impact which an additional locations can have on overall overhead coverage and operating results. The Company experienced a loss from operations of ($17,267) during this fiscal quarter compared to an operating profit of $111,895 during the same period in the previous year. Management attributes the loss to the effect of start-up operations in the Company's new location in Minneapolis, Minnesota, as well as to the effect of the significantly increased depreciation and amortization attributed to the new location. In addition, there was a decrease in sales in Houston, Texas resulting from the implementation of the new sexually oriented business ordinance in April and June 1998. Management believes that the effects of the implementation of this ordinance will diminish in future months.

The Company continually reviews potential acquisition candidates for suitability. The Company continues to plan for the opening of a cabaret style dinner theater on the second floor of the New Orleans club. Completion of the second floor facility is currently contingent upon the obtaining additional construction cost financing.

SEASONALITY

The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March. While management continues to believe that the overall trend remains consistent, the Company has experienced decreased sales in the Houston location during the October through June period. Management attributes these decreases to the current level of competition and to the public perception of a newly enacted city ordinance affecting sexually-oriented businesses which is undergoing judicial review.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

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

                                     PART II

                                OTHER INFORMATION



Item  2.     Changes  in  Securities  and  Use  of  Proceeds

Information  required  pursuant  to  Item  701  of  Regulation  S-B:

     In April, 1998, the Company entered into three separate option agreements which entitled the Holders (the "Holders") to purchase an aggregate of 500,000 shares of the Company's common stock at $0.80 per share. The options were acquired at a price of $0.20 per share. All of these options were subsequently exercised by the Holders at the exercise price of $0.80 per share. Thus, the Company received a total of $500,000 in cash for these transactions. All of the Holders were accredited investors. The Company relied on Section 4(2) of the Securities Act of 1933 as amended for an exemption from registration. The Holders were Adventure Capital Corp., Monterey Group Corp., and TSH Accounting L.C.

     Also in April, 1998, the Company raised an additional $50,000 in cash from the sale of 34,500 shares of common stock to Canine Limited, an accredited investor. The Company relied on Section 4(2) of the Securities Act of 1933 as amended for an exemption from registration.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     The  regular  annual  meeting  of  shareholders  was held on June 30, 1998.

     The following table sets forth the names and tabulations of all nominees for Director at the Annual Meeting, all of whom were elected:

Director               For
--------               ---

Robert L. Watters      3,327,718

Erich Norton White     3,327,718

Scott C. Mitchell      3,327,708

Martin Sage            3,327,718

     The following table sets forth the tabulation of the proposal to ratify the selection of Jackson & Rhodes, P.C. as the company's independent auditor for the fiscal year ending September 30, 1998. The selection of Jackson & Rhodes, P.C. was ratified:

          FOR:  3,326,168          AGAINST:  15,775          ABSTAIN:  5,891

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


                                        RICK'S  CABARET  INTERNATIONAL,  INC.



Date: July 29, 1998                 By: /s/ Robert L. Watters
                                        ------------------------------
                                        Robert L. Watters, President and Chief
                                        Accounting Officer