Form 10KSB
period 1998-09-30
RICKS CABARET INTERNATIONAL INC
filed 1998-12-28
CIK 935419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934;  For  the  Fiscal  Year  Ended:      SEPTEMBER  30,  1998

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  File  Number:  0-26958

                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                         76-0458229
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       identification No.)

                     3113 Bering Drive, Houston, Texas 77057
          (Address of principal executive offices, including zip code)

                                 (713) 785-0444
              (Registrant's telephone number, including area code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of Each Class     Name of Each Exchange on which Registered

     N/A                     N/A

Securities  registered  pursuant  to  12(g)  of  the  Exchange  Act:

     Title  of  Each  Class

     Common  Stock,  $.01  par  value


     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended September 30, 1998 were $7,831,531. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 15, 1998, based upon the last reported sales prices on NASDAQ, was $2,090,161. As of December 15, 1998, there were 6,547,453 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I
Item 1.   Business                                                1

Item 2.   Properties                                             10

Item 3.   Legal Proceedings                                      12

Item 4.   Submission of Matters to a Vote of Security Holders    13

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                        14

Item 6..  Management's Discussion and Analysis
          of Financial Condition and Results of Operations       15

Item 7.   Financial Statements                                   19

Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                 19

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)
          of The Exchange Act                                    20

Item 10.  Executive Compensation                                 22

Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                         26

Item 12.  Certain Relationships and Related Transactions         27

Item 13.  Exhibits and Reports on Form 8-K                       30

                                     PART I

ITEM  1.     BUSINESS

     Rick's Cabaret International, Inc. ("Rick's" or the "Company") currently owns and operates premiere adult nightclubs offering adult entertainment and restaurant and bar operations. The Company has two adult nightclubs in operation in Houston, Texas as well as a non-sexually oriented discotheque, Tantra. Additionally, the Company has adult nightclubs in operation in New Orleans, Louisiana and Minneapolis, Minnesota. The Company owns the original location of Rick's Cabaret on Bering Drive in Houston, Texas, the location of Tantra discotheque, in Houston, Texas and the location in Minneapolis, Minnesota. Rick's leases its location in north Houston, Texas located near George Bush Intercontinental Airport, which opened in December, 1998 from a consolidated subsidiary. The Company leases its New Orleans facility.

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

     In February, 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation, which operates the Company's location in New Orleans, Louisiana.

     In January 1997, the Company formed RCI Entertainment (Minnesota), Inc., a Minnesota corporation, for the purpose of administering, operating and managing its location in Minneapolis, Minnesota, which began operations in 1998.

     The Company formed RCI Entertainment (Texas), Inc., a Texas corporation, in June, 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the property in November, 1997.

     In August, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc., a Colorado corporation ("Taurus") in a private stock exchange transaction with certain principal stockholders of Taurus. The Stock Exchange Agreement provided that the Company exchange one share of its common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, the Company exchanged a total of 1,143,426 shares of its common stock for approximately 4,002,006 shares of common stock of Taurus, giving the Company control of Taurus. The terms and conditions of the Exchange were determined by the parties through arms length negotiations. However, no appraisal was conducted. The financial results of Taurus have been consolidated into the Company's financial statements since the date of acquisition.

     Taurus is a publicly owned company in the adult entertainment business trading on the OTCBB under the symbol "TAUR". Taurus owns and operates two adult entertainment nightclubs in Austin and Houston, Texas under the name XTC Cabaret. Taurus owns one other facility in Houston, Texas which is leased to the Company. This location, was remodeled and opened in December, 1998. Taurus also leases one facility in New Orleans, Louisiana.

     In a transaction simultaneous to the acquisition of Taurus, the Company acquired certain real estate in San Antonio, Texas from one of the principal stockholders of Taurus. The Company is holding this property for sale or development. The Company acquired the property from a principal stockholder of Taurus for the same price that the principal stockholder paid for the property. The Company financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired.

     In a transaction simultaneous to the acquisition of Taurus, Taurus acquired certain real estate in Houston, Texas from Mr. McElroy. Taurus acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. Taurus financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $2.75 per share.

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

     FEMALE ENTERTAINMENT. Management of the Company has followed a policy of maintaining high standards in the areas of both personal appearance and personality of its topless entertainers and waitresses. Though a performer's physical appearance is very important, of equal importance is her ability to present herself attractively and to converse intelligently with customers. Management prefers that the performers it hires are experienced dancers. Prospective performers are initially interviewed by the Company's management personnel. Management makes a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor.

     MANAGEMENT. The Company has recruited its management staff primarily from outside the topless industry, in the belief that management which has not been exposed to operating practices prevalent in the topless industry and with diverse management backgrounds will produce a management team that operates with a high level of integrity. This practice of training management without adult nightclub experience may cause the Company to experience a shortage of qualified management necessary to fulfill its anticipated growth plans due to the additional time required to train such personnel.

     COMPLIANCE POLICIES. The management of Rick's has a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management has a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclub reinforce this policy as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. Management continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

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

     FOOD AND DRINK. The Company believes a key to the success of a premiere adult nightclub is a quality, first-class bar and restaurant operation to compliment its adult entertainment. The Company employs Service Managers who are in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service. Rick's employs Chefs with restaurant experience and Bar Managers, who are in charge of ordering inventory and scheduling of bar staff. The Company believes that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. The Company's restaurant operations in all of its topless cabarets are full service operations which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of premiere wines are offered to compliment any customer's lunch or dinner selection.

     CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. The Company has implemented internal procedures and controls designed to ensure the integrity of its operational and accounting records. The Company separates management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. The Company uses a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, management reviews on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day=s cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, the Company conducts, on a monthly basis, an independent overview of its financial condition and has engaged independent accountants to conduct an annual audit and to review and advise the Company relating to its internal controls.

ATMOSPHERE. Rick's maintains a high standard in its facility and in its decor. The furniture and furnishings in the club area are designed to create the feeling of an upscale restaurant. The sound system is designed to provide quality sound at levels where conversations can still take place. This environment is carefully monitored, in terms of maintenance, music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

     VIP ROOM. In keeping with Rick's emphasis on serving the upper-end of the business market, Rick's opened its first VIP room in 1987, which is open primarily to individuals who purchase memberships. All of the Company's topless clubs have VIP rooms. A VIP room provides a higher level of luxury in its decor and services. Membership in Rick's VIP room requires a joining membership fee which ranges from $250 for a non-resident individual membership to $550 for an individual resident membership and $1,200 for a corporate membership. Additionally, a non-member may use the VIP room for a one-night admission fee. Membership in any Rick's VIP room also entitles members to access to other VIP rooms at all other locations opened by the Company.

     ADVERTISING AND PROMOTION. Rick's marketing philosophy towards customers is to portray Rick's as a premiere cabaret providing topless entertainment in a fun, yet discreet, environment. Hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards as well as a variety of promotional campaigns ensure that Rick's name is kept before the public.

     Rick's has received a significant amount of media exposure over the years. Mr. Watters has appeared twice on the talk show "Geraldo" talking about Rick's and was featured in an episode of "Lifestyles of the Rich and Famous" focusing on the topless industry. In addition, Penthouse magazine produced a nine page article on the club and Playboy magazine covered Rick's spring 1993 golf tournament in a recent article. In the past, Rick's has sponsored golf tournaments and outings which have generated significant interest and tradition. Articles covering the nightclub have appeared in Glamour magazine as well as Ladies Home Journal. The nightclub has been mentioned in an inside cover story in Time magazine as well as being mentioned on numerous occasions in both the Houston Chronicle and the Houston Post and in a 1995 article published in Texas Monthly. In 1993 Rick's produced the Girls of Rick's, a 90 minute video feature, which was aired as a Pay-per-View feature on Warner cable. The video was reviewed in several local newspapers as well as the Hollywood Variety magazine. In December, 1994, Rick's provided entertainers for a Pay-Per-View feature produced by a local radio station.

     Rick's received extensive national coverage of its IPO and articles appeared in The Wall Street Journal, Los Angeles Times, Houston Business Journal, and numerous other regional newspapers. The television program "Extra" ran a short feature on Rick's, as did the program "Inside Edition." Rick's Cabaret in New Orleans received an award for "Best Topless Club" in the Southwest at the 1998 Exotic Dancer Award Show held in Las Vegas in September, 1998.

RICK'S  CABARET  IN  NEW  ORLEANS,  LOUISIANA  AND  MINNEAPOLIS,  MINNESOTA.

     In addition to the Company's original operation on Bering Drive in Houston, Texas, the Company has opened a new location in December, 1998 near George Bush Intercontinental Airport in Houston, Texas. The Company also has locations in New Orleans, Louisiana and Minneapolis, Minnesota. The Company opened its location in New Orleans, Louisiana, in December, 1996, which is located at 315 Bourbon Street in the New Orleans celebrated French Quarter. The Company's lease for the New Orleans' location commenced on May 7, 1996, and has a term of 39 2 years. The lease is a triple net lease with the tenant paying taxes, maintenance and insurance. The club occupies 16,200 square feet in a three story building. The club is comprised of two entertainment venues, the first being a cabaret in the format of Rick's Cabaret in Houston, Texas, which is presently open and occupies the bottom floor. The second venue and format, yet to be opened, will occupy the second floor of the building and will be a theater seating 250 patrons. Live choreographed shows will take place twice a night with a cast separate from the cabaret facilities. Rent is based on a fixed minimum payment with a percentage supplement in the event that gross sales exceed certain numbers.

A facility in downtown Minneapolis, Minnesota was purchased in November 1997, renovated, and opened as a Rick's Cabaret in March, 1998. The Minneapolis facility had previously been operated as an adult entertainment venue. The club occupies 9,000 square feet in a one story building with a 6,400 square foot lower floor and is located at 300 South 3rd St. in Minneapolis, near the Target Center, home to the Timberwolves NBA team and the Metrodome, home to the NFL Vikings team.

     The Company leased a 10,000 square foot building from a subsidiary of Taurus Entertainment Companies, Inc. in August 1998, located at 410 Sam Houston Parkway East, in north Houston, near George Bush Intercontinental Airport. The site was operated under the name Broadstreets Cabaret by Taurus Entertainment Companies, Inc. and was damaged by a fire in May, 1998. The property was rebuilt largely from funds provided by insurance monies and was opened as a topless cabaret in December, 1998.

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

FUTURE  EXPANSION

     It is the Company's intention to continue to open adult cabarets in the format and bearing the name "Rick's Cabaret" in other cities. The Company also will consider the acquisition of adult cabarets in other cities. In determining which cities will be prime locations for a "Rick's Cabaret" a variety of factors will be considered. The current regulatory environment will be one of such factors. The city must presently permit alcoholic beverages to be sold in a topless cabaret and must permit table dancing. Another factor which will be considered is the availability of sites. The city must have available a number of sites suitable for conversion to a Rick's style cabaret, located in high traffic commercial areas. The Company also will review potential competition in the area and will attempt to analyze the current market conditions and profitability of other adult cabarets in the city. The proximity to Houston of a particular city will also be considered. In the early years of expansion the city must be within easy commuting distance by air of Houston. This will facilitate the training of management in Houston and enable the participation of Houston-based management in the construction and opening of the new enterprise. The existing business climate will also be of critical importance. The city must have a significant population of indigenous businessmen, should be a recognized tourist destination and should have a well developed convention business.

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of its entertainment. For example, Rick's Cabaret in Houston competes with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of Rick's. While there are restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "Rick's" and "Rick's Cabaret" are proprietary. There are approximately 50 adult cabarets located in the Houston area of which approximately 10 are in direct competition with the Company. In New Orleans, Rick's is ideally located on world famous Bourbon Street. There are approximately 10 cabarets in New Orleans only one of which is considered direct competition. In Minneapolis, Rick's is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There is only one cabaret in Minneapolis in direct competition with the Company. The Company believes that the combination of its existing name recognition and the entertainment environment that it has created, which is distinctive and unique, will allow the Company to effectively compete within the industry and within the cities in which the Company operates. Although the Company believes that it is well-positioned to compete successfully, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

GOVERNMENTAL  REGULATIONS

     The Company is subject to various federal, state and local laws affecting its business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue the appropriate permits. Rick's presently holds a Mixed Beverage Permit and a Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided Rick's has complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of its Permits. Louisiana and Minnesota have similar laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

     In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, location of a topless cabaret is subject to restriction by city ordinance. Rick's in Houston, Texas is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance.

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied.

     The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas. The location in north Houston opened in December, 1998 similarly failed to meet the requirements of the Ordinance as passed, but the Company did receive an Amortization Period through June 30, 2000 for the location in north Houston.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to the business by the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

     The City of Houston, and the Company in concert with other sexually oriented businesses, have appealed the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's Houston locations could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's location in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

     The Company is also required to have a dance hall permit for the operation of a discotheque in the city of Houston. The dancehall permit is not a discretionary permit, but must be granted by the city if the provisions of the applicable ordinance are satisfied. A dancehall permit may be revoked or renewal may be refused if certain criminal activities occur on the premises or the person listed as the applicant has committed certain named offenses. Tantra's dancehall permit is presently held by Mr. Watters. The Company believes that it could obtain a new dance hall permit if for any reason Mr. Watters failed to renew or was refused the renewal of the dance hall permit. Prior to expanding into any new market, the Company will take all steps necessary to obtain any required dance hall permits and to comply with any other related regulatory requirements within that market.

     In Minneapolis, the Company is required to be in compliance with state and city liquor licensing laws. The cabaret is located in an area presently zoned to enable the operation of a topless cabaret.

     In New Orleans, the Company is required to be in compliance with state and city liquor licensing laws. The cabaret is located in an area presently zoned to enable he operation of a topless cabaret.

     In San Antonio, the Company would be required to be in compliance with state liquor licensing law and the sexually oriented business ordinance implemented by the City of San Antonio.

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

EMPLOYEES  AND  INDEPENDENT  CONTRACTORS

     As of September 30, 1998, the Company had approximately 350 full-time employees, of which 30 are in management positions, including corporate and administrative operations, and approximately 150 are engaged in food and beverage service, including bartenders and waitresses. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     Additionally, the Company has independent contractor relationships with over 1000 entertainers, who are self-employed and work with the Company on a non-exclusive basis as independent contractors. Performers in Minneapolis, Minnesota act as commissioned employees.

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

SRD Vending Company, Inc. ("SRD"), a Texas Corporation wholly-owned by the Company also occupies 120 square feet at the same location. SRD provides and maintains the cigarette vending machines located at Rick's Cabaret.

The Company owns a 6,500 square foot building in which Tantra is located. The building incorporates separate areas for bar service, dancing and playing billiards. The building is currently leased to Tantra, pursuant to a ten year lease agreement which expires on August 1, 2004. The lease agreement provides for lease payments of the greater of (i) $1,500 per month or (ii) 5% of Tantra's gross receipts per month until such time as the Company has received $250,000 of rental income.

The Company leases the premises where Rick's Cabaret is located in New Orleans, Louisiana. The Company's lease for the New Orleans' location commenced on May 7, 1996, and has a term of 39 2 years. The lease is a triple net lease with tenant paying taxes, maintenance and insurance. The club occupies 16,200 square feet in a three story building.

     The Company purchased a facility in downtown Minneapolis, Minnesota in November, 1997 which opened as a Rick's Cabaret in 1998. The Minneapolis facility had previously been operated as an adult entertainment venue. The club occupies 15,400 square feet in a one story building with a fully developed lower floor. The mortgage on the property was executed in November, 1997 with an original principal amount of $500,000 and bearing interest of 9% per annum, amortized over 20 years with monthly principal and interest payments of $4,498, and a balloon payment due in July 2007.

     The Company purchased real estate in San Antonio, Texas from Ralph McElroy, a principal stockholder of the Company, consisting of 1.5 acres. The Company is analyzing its options regarding development of this property. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is subject to redemption at the option of the Company, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the Closing Price of the common stock of the Company shall have equaled or exceeded $8.50 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $2.75 per share. See, Certain Relationships and Related Transactions.

     Taurus purchased real estate in Houston, Texas from Ralph McElroy, a principal stockholder of the Company, where Taurus operates an XTC Cabaret. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $2.75 per share. See, Certain Relationships and Related Transactions.

     The Company leases premises located on the north side of Houston, Texas from Taurus, where a topless cabaret opened in December, 1998. The Company's lease for this location continues until July 31, 2018 at a monthly rent of $15,000. The lease is a triple net lease with tenant paying taxes, maintenance and insurance. The club will occupy 10,000 square feet in a one story building.

ITEM  3.     LEGAL  PROCEEDINGS

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of the Company's subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortious interference claim against Citation in the amount of $540,000. Counsel for Citation intends to file a counterclaim and or cross action at the time that its answer is due. Counsel for Citation believes that the exposure to Citation is minimal. The
Company intends to vigorously defend itself in this matter and to deny all allegations.

     On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of the Company's subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus"), Cause No. 98-49119, in the 61st Judicial District Court of Harris County, Texas. The suit seeks damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus has filed a counter-claim asserting that there were undisclosed obligations which Taurus was required to pay. The counter-claim seeks damages in an amount in excess of $25,000. This matter is in the early stages of litigation and no discovery has taken place. Taurus intends to vigorously defend itself in this matter.

SEXUALLY  ORIENTED  BUSINESS  ORDINANCE  OF  HOUSTON,  TEXAS

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied.

     The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to the business of the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

     The City of Houston and the Company, in concert with other sexually oriented businesses has appealed the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's Houston locations could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's location in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1998, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED     STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The NASDAQ SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the Common Stock, as reported by NASDAQ.

     COMMON  STOCK  PRICE  RANGE

                  HIGH     LOW
1997
First Quarter   $ 5 1/2  $  4.00
Second Quarter  $4 7/16  $ 2 3/4
Third Quarter   $  3.00  $ 2 1/4
Fourth Quarter  $ 2 5/8  $  2.00

1998
First Quarter   $3 3/16  $ 2 1/4
Second Quarter  $3 3/16  $2 1/16
Third Quarter   $ 4 3/8  $ 2 1/8
Fourth Quarter  $3 3/16  $   1/2

     On December 15, 1998, the last sales price for the Common Stock as reported by The NASDAQ SmallCap Market was $.50 per share. On December 15, 1998, there were approximately 392 stockholders of record of the Common Stock.

TRANSFER  AGENT  AND  REGISTRAR

     The transfer agent and registrar for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor, NY, NY 10005, (718) 921-8275.

DIVIDEND  POLICY

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In August, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc., a Colorado corporation ("Taurus") in a private stock exchange transaction with certain principal stockholders of Taurus. The Stock Exchange Agreement provided that the Company exchange one share of its common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, the Company exchanged a total of 1,143,426 shares of its common stock for approximately 4,002,006 shares of common stock of Taurus. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements and notes thereto for the fiscal years ended September 30, 1998 and 1997.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     This Management Discussion and Analysis contains various forward looking statements which represent the Company's expectations or beliefs concerning future events and involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of operations of Taurus Entertainment Companies, Inc with the operations and management of the Company, and the availability of acceptable financing to fund corporate expansion efforts. The Company has no obligation to update or revise these forward looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. In 1995, the Company acquired Tantra, a non-sexually oriented discotheque and billiard club also located in Houston, Texas from Robert L. Watters, the principal shareholder. Tantra became operational during the second quarter of fiscal 1995. In February 1996, the Company formed RCI Entertainment (Louisiana) Inc., a Louisiana corporation for the purpose of administering, operating, managing and leasing its location in New Orleans, Louisiana. The Company opened its facility in New Orleans in 1996. In addition, the Company formed RCI Entertainment (Texas) Inc. in June 1996, for the purpose of acquiring 1.13 acres of land in Houston, Texas. The Company sold the Land in November, 1997. In January, 1997 the Company formed RCI
Entertainment (Minnesota) Inc. for the purpose of acquiring, renovating operating and managing its facility in Minneapolis, Minnesota. The Company opened its facility in Minneapolis, Minnesota in March, 1998. In December, 1998 the Company opened its fourth topless location in leased premises located in north Houston, Texas. The Company's fiscal year end is September 30. In August, 1998, the Company acquired 93% of the outstanding common stock of Taurus Entertainment Companies, Inc.

     The Company's revenues are derived from the sale of liquor, beer, wine and food, which comprises approximately 58% of total revenues, and charges to the entertainers, cover charges and other income which comprise approximately 42% of total fiscal 1998 revenues.

RESULTS  OF  OPERATIONS

YEAR  ENDED  SEPTEMBER  30,  1998  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1997.

     For the 1998 fiscal year, the Company had consolidated total revenues of $7,831,531, an increase of 25% or $1,553,952 above fiscal 1997 revenues of $6,277,579. Revenues in New Orleans surpassed revenues in Houston for the first time, with New Orleans contributing 51% of the gross revenues of the Company, Houston 28%, Tantra 6% and Minneapolis (which was only open for approximately one-half of the fiscal year) 11%. The Taurus Entertainment
Companies, Inc. group contributed, for the period from August 11, 1998 to September 30, 1998 4% of the gross revenues of the Company.

     Costs of goods sold were 24% and 32% of sales of alcoholic beverages and food for fiscal 1998 and 1997, respectively. This decrease is due steps taken by management to achieve continuing improvements in cost of goods sold. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Salaries and wages increased 25% or $530,427 from fiscal 1997 due to the addition of management personnel in Minneapolis, as a result of the policy of the Company in Minneapolis of treating the entertainers as employees and the acquisition of Taurus Entertainment Companies, Inc. Management staffing was increased in order to have adequately trained personnel to assist with the planning and pre-opening activities of other locations.

     Other general and administrative expenses increased 7% or $270,069 from fiscal 1997 to fiscal 1998. Charge card fees increased $38,150 largely due to increased sales. Legal and accounting fees increased $48,148 as a result of the cost of the acquisition and opening of the store in Minneapolis, Minnesota and the acquisition of Taurus Entertainment Companies, Inc.

     Advertising and promotion decreased by $286,324 reflecting a change in the Company's policy regarding advertising expenditures surrounding the opening of new stores.

     Other costs increased $290,694 during fiscal 1998 as a result of increased travel and lodging costs incurred by staff involved with the New Orleans and Minneapolis locations and the review of the Taurus Entertainment Companies, Inc. acquisition and of other potential acquisitions.

     The Company experienced a net loss of $604,864 for fiscal 1998 compared to a net loss of $1,293,330 for fiscal 1997. Management has taken steps as discussed in greater detail below to ensure the Company will become profitable in fiscal 1999, principally as a result of increased revenues and decreased advertising expenditures and also as income from the opening of new locations is realized. See, Liquidity and Capital Resources.

     Interest expense increased to $384,037 during fiscal 1998 as a result of the acquisition of the land and building in Minneapolis, Minnesota and inclusion of the debt of Taurus Entertainment Companies, Inc.

YEAR  ENDED  SEPTEMBER  30,  1997  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1996.

     For the 1997 fiscal year, the Company had consolidated total revenues of $6,277,579, an increase of $1,647,281 from fiscal 1996 revenues of $4,630,298.
Single location revenues for Rick's Cabaret - Houston declined 17% from fiscal 1996 to fiscal 1997 or approximately $594,000. The decline at Rick's Cabaret in Houston was offset by the opening of Rick's Cabaret New Orleans which provided revenues of $2,296,779 during the nine months of this fiscal period for which it was open. The overall decline in single location revenues in Houston, Texas was attributable to the increased level of competition in the area and the chilling effect of a new ordinance passed in January, 1997 by the City of Houston City Council.

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

     The Company experienced a net loss of $1,293,330 for fiscal 1997 compared to a net loss of $708,614 for fiscal 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1998 the Company had a working capital deficit of $(887,833), compared to working capital of $107,342 at the end of fiscal 1997. The decrease in working capital is primarily due to the sale of land held for sale in November, 1997 and the use of the proceeds in renovating and opening the nightclub in Minneapolis, Minnesota in March, 1998.
In the opinion of management, working capital is not a true indicator of the status of the Company due to the short cycle to liquidity, which results in the realization of cash within no more than five (5) days after the culmination of a transaction.

     Net cash provided by operating activities in fiscal 1998 was $427,172 compared to net cash used by operating activities of $544,768 in fiscal 1997. The increase in cash provided by operating activities was due primarily to the net loss of $570,864 being balanced by depreciation of $440,055, an increase in accounts payable and accrued liabilities of $512,278. Net cash used in investing activities was $(307,465) in 1998 and was due to investment in the renovation of the property owned by the Company in Minneapolis, Minnesota.

     Cash provided by financing activities was $120,527 due to proceeds raised from selling common stock for $775,000 less payments made on long-term debt in the amount of $654,473.

     Management believes it has implemented plans that will ensure that the Company will become profitable in fiscal 1999. The acquisition of Taurus Entertainment Companies, Inc. represented the first multi-unit expansion for the Company, and included locations outside of its original market of Houston, Texas. Emphasis will continue to be placed on reduction of Cost of Goods Sold by setting and monitoring management goals at each location.

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

     Because of the large volume of cash handled by the Company, stringent cash controls have been implemented by the Company. These procedures have been improved over the life of the Company, to take advantage of improvements in technology. Management believes that it will be able to duplicate the financial controls that exist at its current locations at future locations, and that these controls will provide sufficient safeguards to protect the interests of the Company. In the event the topless club industry is required in all states to convert the entertainers who perform from independent contractor to employee status, the Company has prepared alternative plans that Management believes will protect the profitability of the Company. In addition, Management believes that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any tax assessment for prior years payroll taxes.

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Rick's Cabaret in all of its location competes with a number of locally-owned adult cabarets, some of whose names enjoy recognition that equals that of Rick's. Although the Company believes that it is well-positioned to compete successfully in the future, there can be no assurance that Rick's will be able to maintain its high level of name recognition and prestige within the marketplace.

SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, Rick's has experienced reduced revenues from May through September. The Company has historically experienced its strongest operating results during October through April.

     YEAR  2000

     The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs related to Year 2000 issues including Company, vendor and customer issues. The Company's current systems and any anticipated upgrades are Year 2000 compliant.

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

                                    PART III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL     PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE     ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company's Board of Directors consists of five persons.

Name                Age                       Position
------------------  ---  ---------------------------------------------------
Robert L. Watters    47  Director, Chairman of the Board,
                         Chief Executive Officer and Chief Financial Officer

Erich Norton White   28  Director and Executive Vice President

Eric Langan          30  Director and Vice-President-Systems,
                         Marketing and Promotion

Scott C.  Mitchell   45  Director

Martin Sage          47  Director

     Robert L. Watters, age 47, has been a director of the Company since 1986, and has been the sole stockholder of the Company since March 1993. Mr. Watters has been president and chief executive officer of the Company since 1991 and presently serves also as its chief financial officer. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in the full-time management of the Company. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

     Erich Norton White, age 28, vice president, secretary and general manager has served as a Director of the Company since July, 1995. Mr. White joined the Company in January, 1993 as a night manager and from May, 1995 until November, 1998 has been a General Manager, first in Houston and subsequently in New Orleans. Mr. White presently oversees General Management in all locations controlled by the Company. From October, 1989, until joining the Company in 1993, Mr. White worked in the hospitality industry for the Bennigan's restaurant chain. Mr. White completed the Bennigan's Restaurant Management Training Program in 1992.

     Eric Langan, age 30, has been involved in the adult entertainment business since 1989. He has served as the President and Director of Taurus since November, 1997. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which was subsequently acquired by Taurus. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of numerous adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses. Mr. Langan has also been an officer of Citation Land Company which owned commercial income real estate in Houston, Texas, which also was subsequently acquired by Taurus. Mr. Langan has, from November, 1998 has been responsible for development of business systems, marketing and promotion at all of the locations controlled by the Company.

     Scott C. Mitchell, age 45, has served as a director of the Company since December, 1994. Mr. Mitchell has been a certified public accountant in private practice since 1976 and has been a principal of his own firm since 1981. Mr. Mitchell's current firm Mitchell & Cavallo, P.C. serves a wide range of business and individual clients. Mr. Mitchell has been licensed since 1980 to practice law in the State of Texas and since 1986 has been admitted to practice before the Tax Court of the United States. Further, Mr. Mitchell has been appointed by various District Courts as a receiver and special master of business entities under court jurisdiction. Mr. Mitchell was appointed a Receiver of the Company in September, 1989 with limited authority to oversee and review the receipt and disbursement of revenues of the Company. Mr. Mitchell, however, had no authority over the management of the Company. The receivership was terminated in March, 1993. Mr. Mitchell graduated from the University of Texas with an honors degree in Business Administration.

     Martin Sage, age 47, has served as a Director of the Company since July, 1995. Mr. Sage is the founder and director of Sage Productions, Inc., which is involved in the development of applying advanced learning theory to business. The Sage Learning Method enables individuals to build innovative approaches to management, leadership and team building. The Sage Learning Method works to create dynamic relationships which motivate and create synergy between individuals and the businesses where they work. For the past 16 years, Mr. Sage has served as a consultant to businesses throughout the United States bringing his innovative approach to business to many organizations and corporations.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Company has no compensation committee and no nominating committee. Decisions concerning executive officer compensation for 1998 were made by the full Board of Directors. Robert L. Watters, Eric Langan and Erich Norton White are the only directors of the Company who are also officers of the Company.

     In January, 1998 the Company established an Audit Committee of independent directors whose members are Martin Sage and Scott Mitchell. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with the Company's Chief Accounting Officer and with the Company's independent public accountants and evaluates the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by the outside independent accountants. The Audit Committee will reports activities to the full Board after each meeting. In addition, the activities and responsibilities of the Audit Committee include the nomination or selection of the independent auditors, review of the results of the audit and a detailed review of the overall Company and the adequacy of the Company's internal controls.

CERTAIN  SECURITIES  FILINGS

     The Company believes that all persons subject to Section 16(a) of the Exchange Act in connection with the Company have complied on a timely basis.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 1998, 1997, 1996 of the chief executive officer and the executive vice-president of the Company. No other executive officer of the Company received compensation which exceeded $100,000 during 1998.

                                     SUMMARY COMPENSATION TABLE

                Annual  Compensation                      Long  Term  Compensation
                                                     Awards                        Payouts
                                         Other                 Securities                     All
Name and                                Annual     Restricted  Underlying                    Other
Principal                               Compen-      Stock      Options/             LTIP   Compens-
Position   Year   Salary     Bonus     sation (1)    Awards       SARs     Payouts  sation
---------  ----  --------  ----------  ----------  ----------  ----------  -------  ------  --------
Robert L   1998  $325,000         -0-         -0-         -0-      20,000              -0-       -0-
Watters    1997  $325,000         -0-         -0-         -0-         -0-              -0-       -0-
CEO        1996  $325,000         -0-         -0-         -0-         -0-              -0-       -0-

Erich      1998  $100,000         -0-         -0-         -0-      35,000              -0-       -0-
Norton     1997  $ 65,000         -0-         -0-         -0-         -0-              -0-       -0-
White      1996  $ 50,000         -0-         -0-         -0-         -0-              -0-       -0-
EVP

(1)     The  Company  provides Messrs. Watters, and White with certain personal benefits.  Since the value  of  such  benefits  does  not exceed the lesser of $50,000 or 10% of annual compensation, the amounts  are  omitted.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (Individual Grants)


                                 Percent of                            Potential Realizable Value At
                   Number of        Total                                 Assumed Annual Rates of
                  Securities    Options/SARs                            Stock Price Appreciation For
                  Underlying     Granted To     Exercise                        Option Term
                 Options/SARs     Employees     Or Base
                    Granted       In Fiscal      Price     Expiration
Name                  (#)           Year         ($/Sh)       Date         5% ($)         10% ($)
---------------  -------------  -------------  ----------  ----------  -------------  --------------
Robert L.
Watters  (1)            20,000            30%  $     2.50     1-28-03            -0-             -0-

Erich Norton
White  (1,2)            35,000            50%  $     2.50     1-28-03            -0-             -0-
______________

1     Messrs. Watters and White received  20,000 options in theirs capacity as Directors of the Company.
      See,Director  Compensation.
2     Mr.  White  also  received  15,000  options  as  employee  compensation.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                                            Number Of
                                            Securities         Value Of
                                            Underlying       Unexercised
                                           Unexercised       In-The-Money
                                         Options/SARs At   Options/SARs At
                                         Fiscal Year-End   Fiscal Year-End
                  Shares        Value          (#)               ($)
                Acquired On   Realized     Exercisable/      Exercisable/
Name           Exercise  (#)     ($)      Unexercisable     Unexercisable
Robert L.
Watters  (1)   No exercises         -0-       -0- /20,000         -0- / -0-


Erich Norton
White   (1)    No exercises         -0-    43,750 /20,000         -0- / -0-

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. Scott C. Mitchell, Martin Sage and Erich N. White, directors of the Company were granted stock options on October 12, 1995 for services provided to the Company as directors pursuant to which Messrs. Mitchell, Sage and White were each granted 5,000 stock options, all at an exercise price of $3.00 per share, expiring in January, 2005. The options are exercisable only as to one-fourth of the total number of shares covered by each grant of options during each 12-month period commencing

12 months after the grant date. In January, 1998, the Company issued 20,000 options on the Company's common stock to each of Messrs. Watters, White, Mitchell and Sage, who were then Directors, all at an exercise price of $2.50 per share, expiring in January, 2003. The options are exercisable only as to one-fourth of the total number of shares covered by each grant of options during each 12-month period commencing 12 months after the grant date.

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

     The purpose of the Plan is to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This Plan will also assist the Company and its subsidiaries in attracting and retaining key employees and directors. The options granted under this Plan may be either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares may be optioned and sold under the Company's Stock Option Plan. As of September 30, 1998, 300,000 stock options had been granted under the Plan, none of which have been exercised.

EMPLOYMENT  AGREEMENT

     The Company has a three year employment agreement with Robert L. Watters (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through December 31, 2000, provides for an annual base salary of $300,000. The Agreement also allows for an annual bonus, in the discretion of the Board of Directors (excluding Mr. Watters), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. Mr. Watters' Agreement contains a confidentiality provision and an agreement by Mr. Watters not to compete with the Company upon the expiration of the Agreement. The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

     The Company has a three year employment agreement with Eric Langan (the "Langan Agreement") to serve as its Vice-president of Operations. The Langan Agreement, which extends through August 11, 2001 and provides for an annual base salary of $171,600. The Langan Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. Mr. Langan=s Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with the Company upon the expiration of the Langan Agreement. The Company has not established long-term incentive plans or defined benefit or actuarial plans. Pursuant to the Langan Agreement, Mr. Langan will receive options to purchase 250,000 of the Company's shares at an exercise price of $1.75 per share, vesting in August, 1999.

     The Company has a three year employment agreement with Erich Norton White (the "White Agreement") to serve as its Executive Vice-president. The White Agreement, which extends through April, 2000, provides for an annual base salary of $100,000. The White Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. Mr. White=s Agreement contains a confidentiality provision and an agreement by Mr. White not to compete with the Company upon the expiration of the White Agreement.

     The Company has not established long-term incentive plans or defined benefit or actuarial plans.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     MANAGEMENT

     The following table sets forth certain information at December 17, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. As of December 17, 1998, there were 6,547, 453 shares of Common Stock outstanding.

Name and                           Number of        Title of     Percent
Address                              Shares          Class       of Class
------------------------------  ----------------  ------------  ----------
Robert L. Watters
3113 Bering
Houston, Texas 77057            1,769,500  (1,4)  Common Stock       27.1%

Erich Norton White
3113 Bering
Houston, Texas 77057             43,750  (1,2,4)  Common Stock        0.6%

Scott C.  Mitchell
820 Gessner ,Suite 1380
Houston, Texas 77024             13,750  (1,3,4)  Common Stock        0.2%

Martin Sage
1714-A Nantucket
Houston, Texas 77057              3,750  (1,3,4)  Common Stock        0.1%

Eric Langan
3113 Bering
Houston, Texas 77057                 402,811 (1)  Common Stock        6.2%

Ralph McElroy                     817,688  (1,5)  Common Stock       12.5%
1211 Choquette
Austin, Texas, 78757

All directors and officers as
a group (five (5) persons)            2,233,534   Common Stock       34.1%

___________________
(1)     Messrs.  Watters,  White,  Langan,  Mitchell,  Sage  and  McElroy have sole voting  and investment power with respect to the shares shown as beneficially owned by  them.

(2)     Includes  options  to  purchase 28,750 shares at an exercise price of $3.00 per  share,  which are presently exercisable; includes an option to purchase 15,000 shares  at an exercise price of $2.50 per share which is presently exercisable; and
does  not  include  options  to  purchase an additional 1,250 shares at an exercise price  of  $3.00  per  share,  which will not become exercisable within the next 60 days.

(3)     Includes options to purchase 3,750 shares at an exercise price of $3.00 per share,  which  are  presently  exercisable; and does not include option to purchase
1,250  shares  at  an  exercise  price  of  $3.00  per  share which will not become exercisable  within  the next 60 days.  Does not include options to purchase 20,000 shares  which  will  not  become  exercisable  within  the  next  60  days.

(4)     Does  not  include  options to purchase 20,000 shares which will not become exercisable  within  the  next  60  days.

(5)     Includes  133,091  shares  of  common  stock  issuable upon conversion of a convertible  debenture.  This  debenture  is  currently convertible at a conversion price  of $2.75 per share and has a face amount of $366,000.  Also includes 104,270 shares  of  common stock issuable upon conversion of a convertible debenture Taurus of  which the Company is a guarantor.  This debenture is currently convertible at a conversion  price  of  $2.75  per  share  and  has  a  face  amount  of  $$286,744.

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

     In 1998, Mr. Watters loaned $121,000 to the Company. This loan is evidenced by a demand promissory note which bears interest at 12% per annum.

     During the Company's fiscal years ending 1998 and 1997, the Company paid $33,000 and $20,090, respectively, for accounting services to accounting firms in which Mr. Mitchell, a director of the Company, was a principal.

     In August, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus") in a private stock exchange transaction with the certain principal stockholders of Taurus, among whom were Eric Langan and Ralph McElroy. The Stock Exchange Agreement provided that the Company exchange one share of its common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, Mr. Langan received 402,146 shares of common stock of the Company, and Mr. McElroy received 393,389 shares of common stock the Company. The terms and conditions of the Exchange were determined by the parties through arms length negotiations.

     In a transaction simultaneous to the acquisition of Taurus, the Company acquired certain real estate in San Antonio, Texas from Mr. McElroy. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired. The Convertible Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September, 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July, 2004. The Convertible Debenture is subject to redemption at the option of the Company, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the Closing Price of the common stock of the Company shall have equaled or exceeded $8.50 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $2.75 per share. In the event that the Company files a Registration Statement to register shares of its Common Stock with the Securities and Exchange Commission (ASEC@) on Form S-3 or other similar form (except for Form S-8 or Form S-4) than the Company will undertake to use its best efforts to register for resale all of Mr. McElroy=s shares into which the Convertible Debenture may be converted under the same Registration Statement.

     In a transaction simultaneous to the acquisition of Taurus, Taurus acquired certain real estate in Houston, Texas from Mr. McElroy. Taurus acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The Convertible
Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September, 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July, 2004. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $2.75 per share. In the event that the Company files a Registration Statement to register shares of its Common Stock with the Securities and Exchange Commission (ASEC@) on Form S-3 or other similar form (except for Form S-8 or Form S-4) than the Company will undertake to use its best efforts to register for resale all of Mr. McElroy=s shares into which the Convertible Debenture may be converted under the same Registration Statement.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

Exhibit No.  Identification of Exhibit
3.1   *      The Company's Articles of Incorporation, which are incorporated by reference to the Company's Form SB-2 Exhibit 3.1 as effective with the Commission on October 12, 1995.

3.2   *      The Company's By-laws, which are incorporated by reference to the Company's Form
             SB-2 Exhibit 3.2 as effective with the Commission on October 12, 1995.

4.1   *      Specimen of the Company's common stock certificate, which is incorporated by reference to the Company's Form SB-2 Exhibit 4.1 as effective with the Commission on October 12, 1995.

4.2   *      Instruments defining the rights of security holders, which are incorporated by reference to the Company's Form SB-2 Exhibit 4.2 as effective with the Commission on October 12, 1995.

4.3   *      Form of Debenture, which is incorporated by reference to the Company's Form 8-K dated August 11, 1998 Exhibit 4.1.

10.1  *      Form of Stock Exchange Agreement With Certain Taurus Holders, which is incorporated by reference to the Company's Form 8-K dated August 11, 1998 Exhibit
             10.1.

10.2  **     Employment Agreement with Robert L. Watters

10.3  **     Employment Agreement with Erich Norton White.

21.1  **     Subsidiaries

27.1  **     Financial Data Schedule

______________________
*     Incorporated  by  reference
**    Filed  herewith

(b)  Reports  on  Form  8-K.

     The Company filed a report on Form 8-K dated August 11, 1998 which reported the acquisition of assets and other events.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23nd day of December 1998.

                           RICK'S  CABARET  INTERNATIONAL,  INC.

                           By:  /s/  ROBERT L. WATTERS
                           ------------------------
                                     Robert L. Watters, Chairman of  the  Board,
                                     Chief  Executive  Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                           TITLE                  DATE
-------------------------  ------------------------  -----------------
/s/ ROBERT L. WATTERS      Chairman of the Board,    December 23, 1998
-------------------------
    Robert L. Watters      Chief Executive Officer,
                           Chief Accounting Officer,
                           and Director

/s/ ERICH NORTON WHITE     Director and Executive    December 23, 1998
-------------------------
    Erich Norton White     Vice President

/s/ ERIC LANGAN            Director and              December 28, 1998
-------------------------
    Eric Langan            Vice-President-Systems,
                           Marketing and Promotion

/s/ SCOTT C.  MITCHELL     Director                  December 23, 1998
-------------------------
    Scott C.  Mitchell

/s/ MARTIN SAGE            Director                  December 23, 1998
-------------------------
    Martin Sage

   RICK'S  CABARET  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
              AUDITED  FINANCIAL  INFORMATION
        INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

----------------------------------------------------------
Independent Auditor's Report . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets for the years ended
September 30, 1998 and 1997. . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended
September 30, 1998 and 1997. . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended September 30, 1998 and 1997. . . . . .  F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 1998 and 1997. . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . .  F-7

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                               Jackson  &  Rhodes  P.C.


Dallas,  Texas
November  13,  1998

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1998 AND 1997


                                        ASSETS


                                                              1998          1997
                                                          ------------  ------------
 Current assets:
   Cash                                                   $   597,644   $   357,410
   Accounts receivable                                         58,023        29,695
   Inventories                                                 94,633        61,953
   Prepaid expenses                                            34,876        57,413
   Land held for sale                                         569,069       815,652
                                                          ------------
     Total current assets                                   1,354,245     1,322,123
                                                          ------------  ------------

 Property and equipment:
   Buildings, land and leasehold improvements               9,851,798     5,285,119
   Furniture and equipment                                  1,609,031     1,188,800
                                                          ------------  ------------
                                                           11,460,829     6,473,919

   Less accumulated depreciation                           (1,213,557)     (813,853)
                                                          ------------  ------------

                                                           10,247,272     5,660,066
                                                          ------------  ------------

 Other assets:
   Goodwill, less accumulated amortization of $91,924       3,154,804             -
   Other                                                      112,025       165,504
                                                          ------------  ------------
                                                            3,266,829       165,504
                                                          ------------  ------------
                                                          $14,868,346   $ 7,147,693
                                                          ============  ============



 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Current portion of long-term debt (Note 4)             $   718,636   $   398,798
   Accounts payable - trade                                 1,179,410       649,618
   Accrued expenses                                           344,032       166,365
                                                          ------------  ------------
     Total current liabilities                              2,242,078     1,214,781

 Long-term debt, less current portion (Note 4)              6,015,903     1,754,175
                                                          ------------  ------------

         Total liabilities                                  8,257,981     2,968,956
                                                          ------------  ------------

 Commitments and contingencies (Note 7)                             -             -

 Minority interests                                            11,896             -

 Stockholders' equity (Notes 1 and 9):
   Preferred stock - $.10 par, authorized
     1,000,000 shares; none issued                                  -             -
   Common stock - $.01 par, authorized
     15,000,000 shares;  issued 6,467,353 and 4,114,922        64,673        41,149
   Additional paid-in capital                               8,941,378     5,940,306
   Retained earnings (deficit)                             (2,407,582)   (1,802,718)
                                                          ------------  ------------
     Total stockholders' equity                             6,598,469     4,178,737
                                                          ------------  ------------
                                                          $14,868,346   $ 7,147,693
                                                          ============  ============

           See accompanying notes to consolidated financial statements.

                  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                1998          1997
                                                            ------------  ------------
 Revenues:
   Sales of alcoholic beverages                             $ 4,028,988   $ 3,192,356
   Sales of food                                                515,821       563,281
   Service revenues                                           3,010,999     2,184,002
   Other                                                        275,723       337,940
                                                            ------------  ------------

                                                              7,831,531     6,277,579
                                                            ------------  ------------

 Operating expenses:
   Cost of goods sold                                         1,102,556     1,197,416
   Salaries and wages                                         2,653,558     2,123,131
   Other general and administrative:
     Taxes and permits                                          831,388       705,516
     Charge card fees                                           160,474       122,324
     Rent                                                       395,038       341,509
     Legal and accounting                                       355,186       307,038
     Advertising                                                488,224       774,548
     Other                                                    2,065,934     1,775,240
                                                            ------------  ------------

                                                              8,052,358     7,346,722
                                                            ------------  ------------

 Loss from operations                                          (220,827)   (1,069,143)

   Interest expense                                            (384,037)     (160,784)
                                                            ------------  ------------

 Loss before income taxes and cumulative effect
   of accounting change                                        (604,864)   (1,229,927)

   Income taxes (benefit) (Note 5)                                    -       (87,735)
                                                            ------------  ------------

 Loss before cumulative effect of accounting change            (604,864)   (1,142,192)

 Cumulative effect of change in accounting for preopening
   costs - no income tax effect                                       -      (151,138)
                                                            ------------  ------------

 Net loss                                                   $  (604,864)  $(1,293,330)
                                                            ============  ============

 Loss per common share:
   Before cumulative effect of change in accounting               (0.14)        (0.30)
   Effect of accounting change                                        -         (0.03)
                                                            ------------  ------------

 Loss per common share                                      $     (0.14)  $     (0.33)
                                                            ============  ============

 Weighted average shares outstanding                          4,338,034     4,114,922
                                                            ============  ============

 Proforma amounts assuming the new accounting method
   is applied retroactively:
       Net loss                                             $(1,217,809)
                                                            ============

       Net loss per share                                   $     (0.30)
                                                            ============


           See accompanying notes to consolidated financial statements.

                        RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                          Common Stock      Additional   Retained
                                       -------------------
                                       Number of             Paid-in     Earnings
                                        Shares     Amount    Capital     (Deficit)       Total
                                       ---------  --------  ----------  ------------  ------------
 Balance, September 30, 1996           4,068,077  $ 40,681  $5,788,528  $  (509,388)  $ 5,319,821

 Sale of common stock for cash            46,845       468     151,778            -       152,246

 Net income (loss)                             -         -           -   (1,293,330)   (1,293,330)
                                       ---------  --------  ----------  ------------  ------------

 Balance, September 30, 1997           4,114,922    41,149   5,940,306   (1,802,718)    4,178,737

 Acquisition of Taurus Entertainment
      Companies, Inc.                  1,443,426    14,434   1,993,316            -     2,007,750

 Acquisition of Minnesota property       147,632     1,476     180,667            -       182,143

 Shares issued for accounts payable       44,000       440      59,263            -        59,703

 Sales of common stock for cash          717,373     7,174     767,826            -       775,000

 Net income (loss)                             -         -           -     (604,864)     (604,864)
                                       ---------  --------  ----------  ------------  ------------

 Balance, September 30, 1998           6,467,353  $ 64,673  $8,941,378  $(2,407,582)  $ 6,598,469
                                       =========  ========  ==========  ============  ============

           See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                             1998          1997
                                                         ------------  ------------
 Net loss                                                $  (604,864)  $(1,293,330)

 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization                             440,055       311,464
   Cumulative effect of accounting change                          -       151,138
   Minority interest                                          (6,826)            -
   Loss on sale of land                                       33,650
   Other                                                      15,169
   Changes in assets and liabilities:
     Accounts receivable                                     (56,975)       43,836
     Inventories                                             (31,935)      (14,333)
     Prepaid expenses and other assets                       126,620      (150,207)
     Accounts payable and accrued liabilities                512,278       218,894
     Income taxes payable/receivable                               -       187,770
                                                         ------------  ------------
       Net cash provided (used) by operating activities      427,172      (544,768)
                                                         ------------  ------------

 Cash flows from investing activities:
   Additions to property and equipment and goodwill       (1,089,467)   (4,321,541)
   Proceeds from sale of land                                782,002             -
                                                         ------------  ------------
       Net cash used by investing activities                (307,465)   (4,321,541)
                                                         ------------  ------------

 Cash flows from financing activities:
   Common stock issued, less offering costs                  775,000       152,246
   Increase in long-term debt                                      -     2,070,332
   Payments on long-term debt                               (654,473)     (148,862)
                                                         ------------  ------------
       Net cash provided by financing activities             120,527     2,073,716
                                                         ------------  ------------

 Net increase (decrease) in cash                             240,234    (2,792,593)

 Cash at beginning of year                                   357,410     3,150,003
                                                         ------------  ------------

 Cash at end of year                                     $   597,644   $   357,410
                                                         ============  ============


 Cash paid during the period for:
   Interest                                              $   380,560   $   151,338
                                                         ============  ============

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

1.   ORGANIZATION

     Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding capital stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering. The Company originally owned a premiere adult nightclub offering topless entertainment and restaurant and bar operations and a non-sexually oriented bar in Houston, Texas. The Company opened another premier adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana in January 1997, and during the year ended September 30, 1998, the Company opened another premier adult nightclub in a facility purchased in Minneapolis, Minnesota. Also during the year ended September 30, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus"), a publicly held company which also owns adult nightclubs (see Note 3). In December 1998, the Company will open a fourth premier adult nightclub in north Houston, located near George Bush Intercontinental Airport in premises leased from a subsidiary of Taurus.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis  of  Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has reported net losses of $570,864 and $1,293,330 for the years ended September 30, 1998 and 1997 and net cash resources were used in operating activities for each year. The following is a summary of management's plan to raise capital and generate additional operating funds.

     Management has instituted plans to both increase the profitability of each operating unit in the company as well as to place non-income producing assets of the company on the market for sale. Management believes that these actions will enable the company to operate the company from the company's internally generated funds. Scheduled principal payments in the fiscal year ending September 30, 1999 will be $107,000 less than in the year ended September 30, 1998 and interest expense will also be reduced. Steps have been taken in the original Houston operation to restore profitability by reductions in management expense and increase in local promotions. Management believes that the profitability of the New Orleans operation will remain strong.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Basis of Presentation

     Management also believes that the Minneapolis operation will continue to increase its sales and will become profitable and that the new location opened in December 1998 in north Houston will quickly become profitable. The Company has no present plans for expansion in the fiscal year ending September 30, 1999 that will require additional cash.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Net Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share.

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

     Change  in  Accounting  Principle  -  Preopening  Costs

     During the year ended September 30, 1997, the Company has changed its method of accounting for preopening costs for new locations from the deferral method to directly expensing the costs in the period in which they were incurred. Management believes that the direct expense method is preferable because it does not subject future periods to losses resulting from estimates of future recoverability and more reasonably matches costs with revenues.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising Costs

     During 1997, the Company deferred costs of approximately $101,000 which represents expenditures incurred to develop a new advertising campaign which will be used in other locations during the next eighteen months. These costs are for logo design, artwork and ad layouts, a photographic library and the associated creative fees. These costs are being amortized over eighteen months. Amortization amounted to approximately $49,000 and $52,000 during the years ended September 30, 1998 and 1997, respectively.

3.   ACQUISITION

     On August 11, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus") for 1,143,426 shares of common stock. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the operations of Taurus from the date of acquisition. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Taurus based upon their respective estimated fair values as of the closing date based upon valuations and other analyses. The estimated purchase price and preliminary adjustments to the historical book value of Taurus are as follows:

Purchase price, based on value
of common stock issued (including 300,000
    shares issued as a commission on the transaction)  $2,007,750
Book value of net assets acquired                        (174,176)
                                                       -----------

 Purchase price in excess of net assets acquired       $1,833,574
                                                       ===========

Allocation of purchase price in excess of net assets acquired:

Increase in property, plant and equipment to
    fair market value                                  $1,031,000
Goodwill                                                  802,574
                                                       -----------

Total                                                  $1,833,574
                                                       ===========

     The following unaudited pro forma consolidated information for the years ended September 30, 1998 and 1997 give effect to the transaction as if it had occurred at the beginning of each year. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITION  (CONTINUED)

of operations that would have been achieved had the transaction been completed as of the beginning of each year, nor are they indicative of the Company's future results of operations.

                                      1998          1997
                                  ------------  ------------
Revenues                          $10,947,305   $ 8,037,965
                                  ------------  ------------
Loss before cumulative effect of
    accounting change             $(1,166,340)  $(1,293,407)
                                  ------------  ------------
Net loss                          $(1,166,340)  $(1,444,545)
                                  ------------  ------------
Net loss per common share         $     (0.23)  $     (0.28)
                                  ------------  ------------

     A facility in downtown Minneapolis, Minnesota was purchased in November 1997, and renovated. The facility cost approximately $3,000,000: $200,000 cash at closing, 95,000 shares of Company common stock, a 10% note payable of $200,000 due in eighteen months and the balance of $2,500,000 in a 10% note with a twenty-year amortization, maturing in 2007 (see Note 4). The acquisition resulted in recording goodwill in the amount of approximately $2,423,000. The Company also issued 52,632 shares for related costs. The Company opened the location for business in March 1998. The Minneapolis facility had previously been operated as an adult entertainment venue. Because the Company did not buy a business in the transaction, no pro forma information is available.

4.   LONG-TERM DEBT

     Following is a summary of long-term debt at September 30:

                                                                   1998         1997
                                                                -----------  -----------
Note payable to a bank, payable $10,000 per month,
plus interest at 8.5%, collateralized by all assets of
the Companysubsidiary, RCI Entertainment
Louisiana, Inc.                                                 $  117,749   $  231,904

Note payable to a bank, payable $9,919 per month,
including interest at 8.5%, matures July 2002,
collateralized by all assets of the Company
subsidiary, RCI Entertainment Louisiana, Inc.                      740,427      793,159

Note payable to a bank, payable $13,434 per month,
including interest at the prime rate plus 1%, matures
December 2001, collateralized by land and building
in Houston, Texas.                                                 562,308      960,260

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM DEBT (CONTINUED)

                                                                      1998         1997
                                                                -----------  -----------
12% convertible debenture, payable monthly (interest
only) until maturity July 2004.  See Note 9.                    $  364,000   $        -

10% note payable to an individual, payable $12,314
per month, including interest, matures August 1999.                128,922            -

9% notes payable to an individual, monthly payments
aggregating $22,732, including interest, maturing in
2018.  Collateralized by real estate in Minneapolis,
Minnesota.  See Note 3.                                          2,499,364            -

 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; collateralized by real estate.                55,443            -

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; collateralized by real estate.                62,868            -

 Note payable to corporation maturing December 2000,
 due in monthly principal installments of $2,000 plus
 interest at 9%; collateralized by real estate.                    147,854            -

 Note payable to individual maturing July 2004,
 due in monthly installments of $2,868 including principal
 and interest at 12%; collateralized by real estate.               286,745            -

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; collateralized by real estate.                             310,455            -

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; collateralized by real estate.     528,970            -

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM DEBT (CONTINUED)

                                                                      1998         1997
                                                                -----------  -----------
 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, collateralized by real estate          556,566            -

 Various notes, at interest rates ranging from 6% to 12%,
 payable in monthly installments, including interest,
 aggregating approximately $8,500, collateralized by
 real estate.                                                      372,868      167,650
                                                                -----------  -----------
                                                                 6,734,539    2,152,973
 Less current maturities                                          (718,636)    (398,798)
                                                                -----------  -----------
                                                                $6,015,903   $1,754,175
                                                                ===========  ===========

     Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 8.5% at September 30, 1998. Following are the maturities of long-term debt for the years ending September 30:

1999         $  718,636
2000            581,698
2001            524,900
2002            481,110
2003            669,870
Thereafter    3,758,325
             ----------
             $6,734,539
             ==========

5.   INCOME TAXES

     Income tax expense (benefit) consisted of current taxes for 1998 and 1997. Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                             1998        1997
                                          ----------  ----------
Tax credit on loss before income
    taxes at the statutory rate           $(384,996)  $(418,000)
Separate return limitation - unavailable
    loss carrybacks                         384,996     330,265
                                          ----------  ----------
                                          $       -   $ (87,735)
                                          ==========  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset/liability are as follows at September 30:

Operating loss carryforwards            $(1,139,000)  $(476,000)
Deferred tax asset valuation allowance    1,139,000     476,000
                                        ------------  ----------
                                        $         -   $       -
                                        ============  ==========

     For tax purposes, the Company has a net operating loss carryforward amounting to approximately $3,350,000 which will expire, if not utilized, beginning in 2012.

6.   RELATED PARTY TRANSACTIONS

     During 1998 and 1997, the Company paid $33,000 and $20,000, respectively, for accounting services to an accounting firm in which a director of the Company was a principal.

     Included in accounts payable in the accompanying consolidated balance sheet is approximately $122,000 payable to the Company's Chief Executive Officer, the result of his payment of certain expenses principally related to the Minnesota acquisition.

7.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company formerly leased its Houston nightclub space from a company whose ownership was subject to litigation. Ownership was claimed by the Company's sole stockholder, Mr. Robert Watters, and by a former Company stockholder. Lease payments were equal to the larger of $10,000 per month or 5% of gross receipts per month. The lease expired in February 1996, and the Company began leasing the space on a month-to-month basis. The lease provided that the Company was obligated to pay for any maintenance to the premises, to maintain adequate insurance on the building and to pay all utilities and taxes. Rental expense on the building amounted to $63,000 for the year ended September 30, 1997. The lawsuit was settled in 1996, resulting in the former stockholder owning the building. The Company has purchased the property from the former stockholder.

     The Company has entered into an operating lease for a nightclub in New Orleans, Louisiana. The 39 year lease commenced in May 1996 and is a triple net lease with the tenant paying taxes, maintenance and insurance. The lease also requires certain contingent rentals based on revenues at the nightclub. The Company also leases corporate office facilities. Following is a schedule of minimum lease payments for the years ending September 30:

1999       $ 425,445
2000         320,000
2001         300,000
2002         300,000
2003         300,000
Therafter  8,015,000

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

     Litigation

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of the Company's subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortious interference claim against Citation in the amount of $540,000. Counsel for Citation intends to file a counterclaim and or cross action at the time that its answer is due. Counsel for Citation believes that the exposure to Citation is minimal. The Company intends to vigorously defend itself in this matter and to deny all allegations.

     On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of the Company's subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus"), Cause No. 98- 49119, in the 61st Judicial District Court of Harris County, Texas. The suit seeks damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus has filed a counter-claim asserting that there were undisclosed obligations which Taurus was required to pay. The counter-claim seeks damages in an amount in excess of $25,000. This matter is in the early stages of litigation and no discovery has taken place. Taurus intends to vigorously defend itself in this matter.

     The Company is also the subject of other routine legal matters in the ordinary course of business. The Company does not believe that the ultimate resolution of the above matters will have a material impact on the Company's financial position or results of operations.

     Sexually Oriented Business Ordinance of Houston, Texas

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Sexually Oriented Business Ordinance of Houston, Texas

     businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied. The location in north Houston opened in December, 1998 similarly failed to meet the requirements of the Ordinance as passed.

     The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period") if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

     The Company filed a written request with the City of Houston requesting an extension of time during which the Company could continue operations at its original location under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing (the "Hearing") was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period through July 1998. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to the business by the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Houston, Texas Ordinance.

     The City of Houston and the Company, in concert with other sexually oriented businesses has appealed the court's rulings. In the event that the City of Houston is successful in an appeal, the Company's Houston locations could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Sexually Oriented Business Ordinance of Houston, Texas

     On April 1, 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's location in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

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

8.   EMPLOYEE STOCK OPTION PLAN

     The Company has adopted a Stock Option Plan (the "Plan") for employees and directors. The options granted under this Plan maybe either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plan

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

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

     During the year ended September 30, 1998 and 1997, options were granted as follows:

                                        1998             1997
                                  ----------------  --------------
Outstanding at beginning of year          105,000          105,000
Granted                                   230,000                -
Expired                                   (35,000)               -
Exercised                                       -                -
Outstanding at end of year                300,000          105,000
                                  ----------------  --------------
Exercisable at end of year                 50,000                -
                                  ----------------  --------------
Exercise price per share          $1.875 to $4.75   $3.00 to $4.75

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     Pro forma disclosures as required by SFAS 123 for the fiscal year ended September 30, 1998 are as follows:

Pro forma net loss            $ (634,407)
                              -----------
Pro forma net loss per share  $     (.15)
                              -----------

     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 1998: risk-free interest rate of 4.4%; volatility factor of 127%; and an expected life of the awards of one to four years. The weighted average contractual life of the outstanding options at September 30, 1998 was 4.5 years.

9.   STOCKHOLDERS' EQUITY

     The Company has outstanding 1,160,000 warrants to purchase its common stock as a result of its public offering. The warrants are exercisable as follows: 920,000 at $3.00 per share until October 1998 (expired), 160,000 at $4.35 per share until October 2000 and 80,000 at $4.35 per share until October 1998 (expired).

     The Company acquired certain real estate in San Antonio, Texas under terms of a 12% subordinated convertible debenture (Note 4). The debenture is payable monthly, interest only, until maturity in July 2004. The Company has the option to redeem the debenture, in whole or in part, at its option if the closing price of the Company's common stock should equal or exceed $8.50 per share for a period of ten days. The holder of the debenture has the option to convert any portion of the debenture to common shares of the Company at the conversion price of $2.75 per share. The debentures are subordinated to the Company's bank debt and other "Senior Debt", as defined. The debentures are collateralized by the acquired real estate.

     Taurus purchased real estate in Houston, Texas from Ralph McElroy, a principal stockholder of the Company, where Taurus operates an XTC Cabaret. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $2.75 per share.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ACCOUNTING DEVELOPMENTS

     SFAS 129

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

     SFAS 130

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standar Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

     SFAS 131

     SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, the operation of adult night clubs.

                               INDEX TO EXHIBITS

EXHIBIT     SEQUENTIAL
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
3.1   *     The Company's Articles of Incorporation, which are incorporated by reference to the Company's Form SB-2 Exhibit 3.1 as effective with the Commission on October 12, 1995.

3.2   *     The Company's By-laws, which are incorporated by reference to the Company's Form
            SB-2 Exhibit 3.2 as effective with the Commission on October 12, 1995.

4.1   *     Specimen of the Company's common stock certificate, which is incorporated by reference to the Company's Form SB-2 Exhibit 4.1 as effective with the Commission on October 12, 1995.

4.2   *     Instruments defining the rights of security holders, which are incorporated by reference to the Company's Form SB-2 Exhibit 4.2 as effective with the Commission on October 12, 1995.

4.3   *     Form of Debenture, which is incorporated by reference to the Company's Form 8-K dated August 11, 1998 Exhibit 4.1.

10.1  *     Form of Stock Exchange Agreement With Certain Taurus Holders, which is incorporated by reference to the Company's Form 8-K dated August 11, 1998 Exhibit
            10.1.

10.2  **    Employment Agreement with Robert L. Watters

10.3  **    Employment Agreement with Erich Norton White.

21.1  **    Subsidiaries

27.1  **    Financial Data Schedule

______________________
*     Incorporated  by  reference
**    Filed  herewith