Form 10QSB
period 1998-12-31
RICKS CABARET INTERNATIONAL INC
filed 1999-02-16
CIK 935419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934;  For  the  Quarterly  Period  Ended:  December  31,  1998

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


     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     On February 11, 1999, there were aproxmimately 6,547,453 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                     RICK'S  CABARET  INTERNATIONAL,  INC.


                                   CONTENTS
                                   --------

                                                                           Page

PART  I  - FINANCIAL  INFORMATION

Item  1.   Financial  Statements

           Consolidated Balance Sheets as of December 31, 1998
           (unaudited) and  September  30,  1998

           Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 ( unaudited)

           Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 ( unaudited)

           Notes  to  Consolidated  Financial  Statements

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results  of  Operations


PART  II  -  OTHER  INFORMATION
-------------------------------

Item  2.     Changes  in  Securities

Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS

                                     ASSETS
                                     ------

                                                 12/31/98        9/30/98

                                                (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                          $   512,220   $   597,644
  Accounts receivable                               110,252        58,023
  Prepaid expenses                                  208,009        34,876
  Inventories                                        96,174        94,633
  Land held for sale                                569,069       569,069
                                                ------------  ------------

    Total current assets                          1,495,724     1,354,245
                                                ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements    10,424,163     9,851,789
  Furniture and equipment                         1,367,147     1,609,031
                                                ------------  ------------

                                                 11,791,310    11,460,820

  Accumulated depreciation                       (1,308,266)   (1,213,558)
                                                ------------  ------------

                                                 10,483,044    10,247,262
                                                ------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization          3,092,444     3,154,804
  Other                                             124,971       112,025
                                                ------------  ------------

                                                  3,217,415     3,266,829
                                                ------------  ------------

                                                $15,196,183   $14,868,336
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt             $   713,811   $   718,636
  Accounts payable - trade                        1,492,990     1,179,410
  Accrued expenses                                  422,966       344,032
                                                ------------  ------------

    Total current liabilities                     2,629,767     2,242,078

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debts less current portion            5,680,173     6,015,903
                                                ------------  ------------

  Total Liabilities                               8,309,940     8,257,981
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                    4,700        11,896

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                   ---          ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 6,547,453 and 6,467,353                   65,475        64,673
  Additional paid in capital                      8,940,576     8,941,378
  Retained earnings (deficit)                    (2,124,508)   (2,407,582)
                                                ------------  ------------

      Total stockholder's equity                  6,881,543     6,598,469
                                                ------------  ------------

                                                $15,196,183   $14,868,346
                                                ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                            1998         1997
                                        (UNAUDITED)   (UNAUDITED)
REVENUES
  Sales of alcoholic beverages        $  1,390,370   $    856,274
  Sales of food                            149,532        101,217
  Service revenues                       1,344,725        345,917
  Other                                    433,342        365,018
                                      -------------  -------------

                                         3,317,969      1,668,426
                                      -------------  -------------

OPERATING EXPENSES
  Cost of goods sold                       487,859        213,182
  Salaries and wages                     1,004,943        448,644
  Other general and administrative
      Taxes and permits                    288,696        183,354
      Charge card fees                      57,507         31,133
      Rent                                 135,155        150,722
      Legal and accounting                 142,108         54,842
      Advertising                          198,423        206,910
      Other                                577,471        299,929
                                      -------------  -------------

                                         2,892,162      1,588,716
                                      -------------  -------------

INCOME (LOSS) FROM OPERATIONS              425,807         79,710

  Interest income                              511              0

  Interest Expense                        (143,244)       (44,157)

Net Income                            $    283,074   $     35,553
                                      =============  =============

NET INCOME (LOSS) PER COMMON SHARE    $       0.04   $       0.00
                                      =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING      6,507,403      4,174,830
                                      =============  =============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                   1998          1997
                                                 (UNAUDITED)  (UNAUDITED)

NET INCOME (LOSS)                                $   283,074  $     35,553

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO NET CASH (USED)
  BY OPERATING ACTIVITIES:
    Depreciation                                      94,708        66,650
    Amortization of goodwill                          62,360             -
    Minority interests                                (7,186)            -
    Changes in assets and liabilities:
        Accounts receivable                          (52,229)      (24,083)
        Prepaid expenses                            (173,133)      (37,869)
        Inventories                                   (1,541)       (8,122)
        Land held for sale                                         815,652
        Accounts payable and accrued expenses        392,514      (209,703)
        Income tax payable/receivable                               (5,572)
                                                 ------------  ------------

    Cash provided (used) by operating expenses       598,567       632,506
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                 (330,490)   (1,925,488)
    Increase in other assets                         (12,946)   (1,221,053)
                                                 ------------  ------------

    Cash used by investing activities               (343,436)   (3,146,541)
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs                       103,000
    Increase in long term debt                       (96,703)    2,342,043
    Payments on long term debt                      (243,852)      (22,800)
                                                 ------------  ------------

    Cash provided (used) by financing activites     (340,555)    2,422,243
                                                 ------------  ------------

NET (DECREASE) IN CASH                               (85,424)      (91,792)

CASH AT BEGINNING OF PERIOD                          597,644       357,410
                                                 ------------  ------------

CASH AT END OF PERIOD                            $   512,220   $   265,618
                                                 ============  ============

CASH PAID DURING PERIOD FOR:

    Interest                                         143,244        44,157

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1998


1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results  of  Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10 KSB for the year ended September 30, 1998. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Special Note Regarding Forward Looking Information".

GENERAL

The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. Rick s Cabaret International, Inc. ("Rick s" or the "Company") currently owns and operates premiere adult nightclubs offering adult entertainment and restaurant and bar operations. The Company has two adult nightclubs in operation in Houston, Texas as well as a non-sexually oriented discotheque, Tantra. Additionally, the Company has adult nightclubs in operation in New Orleans, Louisiana and Minneapolis, Minnesota. The Company owns the original location of Rick's Cabaret on Bering Drive in Houston, Texas, the location of Tantra discotheque, in Houston, Texas the location in Minneapolis, Minnesota and the location in north Houston, Texas located near George Bush Intercontinental Airport, which opened in December, 1998. The Company leases its New Orleans facility.

Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income.

Results  of  Operations

Three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

For the quarter ended December 31, 1998, the Company had consolidated total revenues of $3,317,969 an increase of $ 1,649,543 from the fiscal quarter ended December 31, 1997 of $1,668,426.

The increase in revenues compared to the first quarter ended December 31, 1997 is due to increased sales at a number of the company s locations. The company s newest location near George Bush Intercontinental Airport opened in mid-December, 1998.

Cost of goods sold were 31.7% and 22.2% of sales of alcoholic beverages and food for the first quarters of fiscal 1999 and 1998, respectively. The increase in fiscal 1999 is due primarily to start-up complimentary expenses at the new location in North Houston as well as higher than usual complimentary expenses during the holiday season.

Payroll and related costs were $1,004,943 for the first quarter in 1999 compared to $448,644 for the same fiscal period in 1998. The increase is a reflection of the additional personnel experienced by the company as it adds more locations. Management currently believes that its labor and management staff levels are of appropriate levels.

Other selling, general and administrative expenses increased 44% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase was due primarily to additional administrative costs incurred due to the expanded operations of the company.

Interest  expense  in  the  first  quarter  of  fiscal  1999  was  $143,244.

Net income for the first  quarter of fiscal 1999 was $283,074 compared to income
of   $35,553  for  the  first  quarter  of  fiscal  1998.

Liquidity  and  Capital  Resources

At December 31, 1998 the Company has negative working capital of $(1,134,043) compared to negative working capital $(887,833) at September 30, 1998. The decrease in working capital is due primarily to the expenditure of cash resources in building and opening the company's newest location in North Houston, which opened in mid-December, 1998.

Net cash provided by operating activities in the first quarter of fiscal 1999 was $598,567 compared to $632,506 for the same period in fiscal 1998.
The decrease in cash provided by operating activities was due primarily to the sale of land in the FY 1998 quarter which provided cash of $815,162.

Net cash used in investing activities was $(343,436) which resulted from additions to property and equipment.

The Company's new location in North Houston opened in December, 1998. The Minneapolis, Minnesota location opened in March, 1998 and the increase in revenues arose primarily from the sales for these new locations as well as increased sales at the company s location in New Orleans. In August, 1998, the Company acquired Taurus Entertainment Companies, Inc. The Company continues to study potential acquisition candidates which would contribute to overall revenue growth and profitability.

The slight increase in cost of goods sold is believed to be a seasonal variation. Management is continuing to develop programs to control cost of goods sold. The Company continues to aggressively decrease costs throughout all of its locations by improving menu offerings, reducing food inventory stocks and spoilage, and by modifying buying procedures.

Depreciation and Amortization was $157,068 for the quarter ended 12/31/98 compared to $66,650 for the comparable quarter in the prior fiscal year.

LIQUIDITY  AND  CAPITAL  RESOURCES

In the opinion of management, working capital is not a true indicator of the financial status.

Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short term business down turns. The Company considers the primary indicators of financial status to be the long term trend and mix of sales revenues, overall cash flow and profitability from operations and the level of long term debt.

During the three months ended December 31, 1998, the Company provided $598,567 cash from operations. Amortization and depreciation expense recorded during the period ended December 31, 1998 was $157,068. Management believes that the cash provided by operation is a positive trend indicating the impact which an additional locations can have on overall overhead coverage and operating results

The Company continually reviews potential acquisition candidates for suitability.

SEASONALITY

The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March.

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

The Company is including the following cautionary statement in this Quarterly Report on Form 10 QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished.

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


                                    PART  II

                               OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K     II-2

     Exhibit  27.1  Financial  Data  Schedule

     Reports  on  Form  8-K

The Company filed a report on Form 8-K Amendment No. 1 on October 21, 1998 reporting Item 7 financial statements for a previous acquisition.

The Company filed a report on Form 8-K on December 21, 1998 reporting Item 5 Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             RICK'S CABARET INTERNATIONAL, INC.

Date:  February  12,  1999              By: /s/ Robert L. Watters
                                           ----------------------------------
                                                Robert L. Watters, President
                                                and  Chief  Accounting  Officer