Form 10QSB
period 1999-03-31
RICKS CABARET INTERNATIONAL INC
filed 1999-05-17
CIK 935419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  March  31,  1999
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

Commission  File  Number:  0-26958

                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                          76-0037324
  (State  or  other  jurisdiction                         (IRS Employer
of  incorporation  or  organization)                   Identification  No.)

                            505 North Belt, Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

                                 (281) 820-1181
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   On May 3, 1999, there were 3,297,983 shares of common stock, $.01 par value, outstanding.

   Transitional Small Business Disclosure Format (check one);   Yes [ ] No [x]

                       RICK'S CABARET INTERNATIONAL, INC.


                                    CONTENTS
                                    --------

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.     Financial  Statements

     Consolidated Balance Sheets as of March 31, 1999 (unaudited) and September 30, 1998 (audited)

     Consolidated Statements of Operations for the three and six months ended March 31, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998 (unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II  -  OTHER  INFORMATION
-------------------------------

Item 1.      Legal Proceedings

Item  6.     Exhibits  and  Reports  on  Form  8-K

                                     PART I
                              FINANCIAL INFORMATION

Item  1.     Financial  Statements

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS


                                     ASSETS
                                     ------



                                                  3/31/99       9/30/98
                                                (UNAUDITED)   (UNAUDITED)
CURRENT ASSETS
  Cash                                          $ 1,195,984   $   597,644
  Accounts receivable                               669,294        58,023
  Prepaid expenses                                  190,236        34,876
  Inventories                                        94,543        94,633
  Land held for sale                                569,069       569,069
                                                ------------  ------------

    Total current assets                          2,719,126     1,354,245
                                                ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements     7,330,187     9,851,798
  Furniture & equipment                           1,336,773     1,609,031
                                                ------------  ------------

                                                  8,666,960    11,460,829

  Accumulated depreciation                       (1,197,491)   (1,213,557)
                                                ------------  ------------

                                                  7,469,469    10,247,272
                                                ------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization          3,053,580     3,154,804
  Other                                              59,278       112,025
                                                ------------  ------------

                                                  3,112,858     3,266,829
                                                ------------  ------------

                                                $13,301,453   $14,868,346
                                                ============  ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt             $   460,586   $   718,636
  Accounts payable - trade                          807,780     1,179,410
  Accrued expenses                                  332,079       344,032
                                                ------------  ------------

    Total current liabilities                     1,600,445     2,242,078

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion             4,396,622     6,015,903
                                                ------------  ------------

  Total Liabilities                               5,997,067     8,257,981
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                           ---           ---

MINORITY INTERESTS                                   13,090        11,896

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                   ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 3,273,727 and 3,233,677                   32,737        32,337
  Additional paid in capital                      8,973,314     8,973,714
  Retained earnings (deficit)                    (1,714,755)   (2,407,582)
                                                ------------  ------------

      Total stockholder's equity                  7,291,296     6,598,469
                                                ------------  ------------

                                                $13,301,453   $14,868,346
                                                ============  ============


                   RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                       (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                   MARCH 31,                MARCH 31,
                                              1999         1998         1999         1998
REVENUES
  Sales                                    $3,096,483   $2,007,982   $6,414,452   $3,676,408
                                           -----------  -----------  -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                          402,846      311,345      890,705      524,527
  Salaries and wages                          965,646      571,598    1,970,589    1,020,242
  Other general and administrative
      Taxes and permits                       503,355      183,626      792,051      366,980
      Charge card fees                         34,982       40,908       92,489       72,041
      Rent                                   132,879      141,419      268,034      292,141
      Legal and accounting                    185,689       55,797      327,797      110,639
      Advertising                             112,231      154,720      310,654      361,630
      Preopening Costs                              0      187,991            0      187,991
      Other                                   566,868      449,003    1,144,339      748,932
                                           -----------  -----------  -----------  -----------

                                            2,904,496    2,096,407    5,796,658    3,685,123
                                           -----------  -----------  -----------  -----------

INCOME/(LOSS) FROM OPERATIONS                 191,987      (88,425)     617,794       (8,715)

  Interest Expense                           (167,182)    (116,425)    (310,426)    (160,582)
  Interest Income                                 145        4,614          656        4,614
  Loss on Termination of Lease               (219,780)                 (219,780)
  Gain on Sale of Subsidiary                  347,991                   347,991
                                           -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE                      153,161     (200,236)     436,235     (164,683)
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                         256,592                   256,592
                                           -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                          $  409,753   $ (200,236)  $  692,827   $ (164,683)
                                           ===========  ===========  ===========  ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  $     0.05   $    (0.09)  $     0.13   $    (0.08)
  EXTRAORDINARY ITEM                             0.08         0.00         0.08         0.00
                                           -----------  -----------  -----------  -----------
  NET INCOME (LOSS)                        $     0.13   $    (0.09)  $     0.21   $    (0.08)
                                           ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         3,273,727    2,112,575    3,263,714    2,097,599
                                           ===========  ===========  ===========  ===========


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998



                                                       1999          1998
                                                    (UNAUDITED)   (UNAUDITED)
NET INCOME                                         $   692,827   $  (164,683)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                      236,013       164,184
    Loss on sale of land                                     0        42,910
    Gain on fire damage and disposal of assets        (247,865)            0
    Loss on termination of lease                       219,780             0
    Gain on sale of subsidiary                        (347,991)            0
    Minority Interest                                    8,390             0
    Changes in assets and liabilities:
        Accounts receivable                           (611,271)     (102,841)
        Prepaid expenses                              (155,360)       14,854
        Inventories                                         90       (19,189)
        Other assets                                    52,747         4,652
        Accounts payable and accrued expenses         (383,583)      384,764
                                                   ------------  ------------

    Cash provided (used) by operating expenses        (536,224)      324,651
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                   (239,316)   (1,399,343)
    Increase in goodwill                                     0    (2,147,000)
    Proceeds from insurance on fire damage             504,457             0
    Proceeds from sale of subsidiary                 1,057,327
    Proceeds from sale of land                               0       772,742
                                                   ------------  ------------

    Cash provided (used) by investing activities     1,322,468    (2,773,601)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs                 0        95,090
    Increase in long term debt                               0     2,700,000
    Payments on long term debt                        (187,904)     (438,270)
                                                   ------------  ------------

    Cash provided (used) by financing activities      (187,904)    2,356,820
                                                   ------------  ------------

NET (DECREASE) IN CASH                                 598,340       (92,130)

CASH AT BEGINNING OF PERIOD                            597,644       357,410
                                                   ------------  ------------

CASH AT END OF PERIOD                              $ 1,195,984   $   265,280
                                                   ============  ============

CASH PAID DURING PERIOD FOR:

    Interest                                       $   167,182   $   116,425
                                                   ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.     FIRE  DAMAGE

On December 15, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret at Gulf Freeway located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC - Houston. The insurance settlement resulted in an extraordinary gain of $256,592.

3.     TERMINATION  OF  LEASE

On February 28, 1999, the Company and the Landlord agreed to terminate the lease of one of the Company's subsidiaries known as Lucky's located in New Orleans, Louisiana. The transaction resulted in a loss of $219,780.

4.     SALE  OF  SUBSIDIARY

On March 29,1999, an investment partnership, headed by Eric Langan, President of Rick's Cabaret International, Inc. ("Company'), and another investor, acquired all of Robert Watters' 895,000 outstanding shares of stock of the Company (post reverse split). At the same time, the Company sold one of its subsidiaries, RCI Entertainment Louisiana, Inc. ("Rick's New Orleans"), which operates a Rick's Cabaret in New Orleans, Louisiana, to Robert Watters for the purchase price of $2,200,000, consisting of $1,057,327 in cash, a $652,744 secured promissory note made by one or the purchasers of Robert Watters' stock, a $326,773 secured promissory note by Robert Watters, and the cancellation by Robert Watters of the Company's $163,156 debt to him.

5.     REVERSE  SPLIT  2  FOR  1

On March 3, 1999, the Company had approved a two-for-one reverse stock split, which became effective and of record on March 15, 1999. All shares and per share amounts in the accompanying financial statements have been retroactively adjusted for the reverse split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 1998. Certain statements in the following MD&A are forward-looking statements. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Special Note Regarding Forward Looking Information".

GENERAL

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub offering topless entertainment in Houston, Texas. Rick's Cabaret International, Inc. ("Rick s" or the "Company") currently owns and operates premiere adult nightclubs offering adult entertainment and restaurant and bar operations. The Company has two adult nightclubs in operation in Houston, Texas as well as a non-sexually oriented discotheque, Tantra. Additionally, the Company has adult nightclubs in operation in Austin, Texas and Minneapolis, Minnesota. The Company owns the original location of Rick's Cabaret on Bering Drive in Houston, Texas, the location of Tantra discotheque, in Houston, Texas, the location in north Houston, Texas located near George Bush Intercontinental Airport, the location in Austin, Texas, and the location in Minneapolis, Minnesota. Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income.

     In March, 1999, the Company sold its New Orleans club for $2,200,000, of which $1,057,327 was in cash with the balance in secured promissory notes and forgiveness of debt. At the same time, the Company reduced its payroll costs by terminating two executive employment agreements. The Company plans to utilize these funds and the expected payroll savings to open a club in San Antonio, Texas and to operate an e-commerce adult internet website.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 1998

     For the quarter ended March 31, 1999, the Company had consolidated total revenues of $3,096,483 compared to consolidated total revenues of $2,007,962 for the fiscal quarter ended March 31, 1998, or an increase of $1,088,521. The increase in total revenues was due to increased number of the Company's locations.

     The cost of goods sold for the quarter ended March 31, 1999 was 13.01% of total revenues compared to 15.51% for the quarter ended March 31, 1998. The decrease was due primarily to the continuing efforts of management to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the quarter ended March 31, 1999 were $965,464 compared to
$571,598 for the quarter ended March 31, 1998. The increase was a reflection of the additional personnel experienced by the company as it adds more locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the quarter ended March 31, 1999 were $1,536,004 compared to $1,213,464 for the quarter ended
March 31, 1998. The increase was due to increased number of the Company's locations and costs associated with the sale of the Louisiana subsidiary.

Interest expense for the quarter ended March 31, 1999 was $167,182 compared to $116,425 for the quarter ended March 31, 1998. The increase was attributable to interest expenses arising from the acquisitions of additional Company owned real estates.

     Net income for the quarter ended March 31, 1999 was $409,753 compared to a loss of $200,236 for the quarter ended March 31, 1998. The increase was due to positive income from operations, gain on sale of the Company's subsidiary, and gain on fire damage. Management currently believes that the Company is in the position to be profitable in fiscal 1999.

     For the six months ended March 31, 1999, the Company had consolidated total revenues of $6,414,452 compared to consolidated total revenues of $3,676,408 for the fiscal six months ended March 31, 1998, or an increase of $2,738,044. The increase in revenues was due to increased number of the Company's locations.

     The cost of goods sold for the six months ended March 31, 1999 was 13.89% of total revenues compared to 14.27% for the six months ended March 31, 1998. The decrease was due primarily to the continuing efforts of management to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the six months ended March 31, 1999 were $1,970,589 compared to $1,020,242 for the six months ended March 31, 1998. The increase was a reflection of the additional personnel experienced by the company as it adds more locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the six months ended March 31, 1999 were $2,935,364 compared to $2,140,354 for the six months ended
March 31, 1998. The increase was due to increased number of the Company's locations.

     Interest expense for the six months ended March 31, 1999 was $310,426 compared to $160,582 for the six months ended March 31, 1998. The increase was attributable to interest expenses arising from the acquisitions of additional Company owned real estate.

     Net income for the six months ended March 31, 1999 was $692,827 compared to a loss of $164,683 for the six months ended March 31, 1998. The increase was due to positive income from operations, gain on sale of the Company's subsidiary, and gain on fire damage. Management currently believes that the Company is in the position to be profitable in fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 1999, the Company had working capital of $1,118,681 compared to negative working capital of $ 887,833 at September 30, 1998. The increase in working capital was due to the proceeds received from the sale of the Company's subsidiary.

     Net cash used by operating activities in the six months ended March 31, 1999 was $536,224 compared to net cash provided of $324,651 for the six months ended March 31, 1998. The decrease in cash provided by operating activities was due to an increase in accounts receivable and a decrease in accounts payable.

Depreciation and Amortization for the six months ended March 31, 1999 were $236,013 compared to $164,184 for the six months ended March 31, 1998.

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

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  INFORMATION

     The Company is including the following cautionary statement in this Quarterly Report on Form 10 QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations. Important factors that could cause actual results to differ materially from those indicated include risks and uncertainties relating to the impact and implementation of the sexually oriented business ordinance in the City of Houston, and the availability of acceptable financing to fund corporate expansion efforts.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item  1.     Legal  Proceedings

     On April 20, 1999 the Company was served as a defendant in litigation that was filed on February 23, 1999. The lawsuit is styled John M. Skora and Robert Martin v. Trumps, Inc., Rick=s Cabaret International, Inc., RCI Entertainment (Texas), Inc., and Robert L. Watters, Cause No. 1999-09394, in the 11th Judicial District Court of Harris County, Texas. The plaintiffs claim that they purchased a dance from one of the dancers at the Company=s club and paid for the dance by the use of their credit card. The plaintiffs claim that the Company charges $25 for a dance when using a credit card and $20 for a dance when using cash. Therefore, the plaintiffs assert that the Company violated the Texas Finance Code by imposing a surcharge for credit card use. The plaintiffs are seeking reimbursement for all alleged surcharges, plus statutory penalties and interest as allowed by law, attorney=s fees and all other damages, in law or in equity, which plaintiffs and other class members similarly situated are entitled. The Company intends to file an answer denying all allegations contained in the complaint and intends to vigorously defend itself in this matter.

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

              Financial  Data  Schedule  --  Exhibit  27.1

     (b)  Reports  on  Form  8-K

On February 24, 1999, the Company filed a Report on Form 8-K dated February 22, 1999 reporting Other Events.

On March 4, 1999, the Company filed a Report on Form 8-K dated March 2, 1999 reporting Other Events.

On April 6, 1999, the Company filed a Report on Form 8-K dated March 29, 1999 reporting a Change in Control, the Acquisition or Disposition of Assets, Other Events, and Financial Statements and Exhibits.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     RICK'S  CABARET  INTERNATIONAL,  INC.




Date:  May  17, 1999                      By:  /s/  Eric  Langan
            --                                 -----------------------------
                                                    Eric  Langan,  President