Form 10QSB
period 1999-06-30
RICKS CABARET INTERNATIONAL INC
filed 1999-08-16
CIK 935419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended:  June  30,  1999

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

                           505 North Belt, Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)
                                 (281) 820-1181
              (Registrant's telephone number, including area code)
     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has  been  subject  to  such  filing  requirements  for  the  past  90  days.
Yes  [X]     No  [ ]

                      Applicable Only to Corporate Issuers

     On July 30, 1999, there were 3,547,992 shares of common stock, $.01 par value, outstanding.

     Transitional  Small  Business  Disclosure  Format:     Yes  [ ]      No [X]

                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

     Consolidated Balance Sheets as of June 30, 1999 (unaudited) and September 30, 1998 (audited)

     Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 (unaudited)

     Selected  Notes  to  Consolidated  Financial  Statements

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEETS



                         ASSETS

                                                  6/30/99       9/30/98
                                                 (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  CASH                                          $   613,328   $   597,644
  ACCOUNTS RECEIVABLE                               309,873        58,023
  PREPAID EXPENSES                                  136,071        34,876
  INVENTORIES                                        82,415        94,633
  LAND HELD FOR SALE                                569,069       569,069
                                                ------------  ------------

    TOTAL CURRENT ASSETS                          1,710,756     1,354,245
                                                ------------  ------------

PROPERTY AND EQUIPMENT
  BUILDINGS, LANDS AND LEASEHOLD IMPROVEMENTS     7,788,435     9,851,798
  FURNITURE & EQUIPMENT                           1,380,325     1,609,031
                                                ------------  ------------

                                                  9,168,760    11,460,829

  ACCUMULATED DEPRECIATION                       (1,266,959)   (1,213,557)
                                                ------------  ------------

                                                  7,901,801    10,247,272
                                                ------------  ------------

OTHER ASSETS
  GOODWILL LESS ACCUMULATED AMORTIZATION          3,014,716     3,154,804
  OTHER                                             294,886       112,025
                                                ------------  ------------

                                                  3,309,602     3,266,829
                                                ------------  ------------

                                                $12,922,159   $14,868,346
                                                ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT PORTION OF LONG TERM DEBT             $   366,598   $   718,636
  ACCOUNTS PAYABLE - TRADE                          401,682     1,179,410
  ACCRUED EXPENSES                                  120,064       344,032
                                                ------------  ------------

    TOTAL CURRENT LIABILITIES                       888,344     2,242,078

LONG TERM DEBT, LESS CURRENT PORTION

  LONG-TERM DEBT LESS CURRENT PORTION             4,384,283     6,015,903
                                                ------------  ------------

  TOTAL LIABILITIES                               5,272,627     8,257,981
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                           ---           ---

MINORITY INTERESTS                                   15,904        11,896

STOCKHOLDERS' EQUITY
  PREFERRED STOCK - $.10 PAR, AUTHORIZED
    1,000,000 SHARES; NONE OUTSTANDING                  ---           ---
  COMMON STOCK - $.01 PAR, AUTHORIZED
    15,000,000 SHARES
    ISSUED 3,591,227 AND 3,233,677                   35,912        32,337
  ADDITIONAL PAID IN CAPITAL                      9,537,326     8,973,714
  RETAINED EARNINGS (DEFICIT)                    (1,939,610)   (2,407,582)
                                                ------------  ------------

      TOTAL STOCKHOLDERS' EQUITY                  7,633,628     6,598,469
                                                ------------  ------------

                                                $12,922,159   $14,868,346
                                                ============  ============

                       RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  1999         1998         1999         1998
REVENUES
  SALES                                        $2,025,907   $2,097,954   $8,440,359   $5,774,362
                                               -----------  -----------  -----------  -----------

OPERATING EXPENSES
  COST OF GOODS SOLD                              274,966      281,520    1,165,671      806,047
  SALARIES AND WAGES                              785,678      727,953    2,756,267    1,748,195
  OTHER GENERAL AND ADMINISTRATIVE
      TAXES AND PERMITS                           330,446      164,179    1,122,497      531,159
      CHARGE CARD FEES                             30,763       24,122      123,252       96,163
      RENT                                         14,785      145,551      282,819      437,692
      LEGAL AND ACCOUNTING                        110,798       59,205      438,595      169,844
      ADVERTISING                                 127,320      197,052      437,974      558,682
      PREOPENING COSTS                                ---       17,634          ---      205,625
      OTHER                                       474,919      498,005    1,619,257    1,246,937
                                               -----------  -----------  -----------  -----------

                                                2,149,674    2,115,221    7,946,332    5,800,344
                                               -----------  -----------  -----------  -----------

INCOME/(LOSS) FROM OPERATION                     (123,766)     (17,267)     494,027      (25,982)

  INTEREST EXPENSE                               (111,295)     (92,217)    (421,721)    (252,799)
  INTEREST INCOME                                  10,207          740       10,863        5,354
  LOSS ON TERMINATION OF LEASE                        ---          ---     (219,780)         ---
  GAIN ON SALE OF SUBSIDIARY                          ---          ---      347,991          ---
                                               -----------  -----------  -----------  -----------

NET INCOME/(LOSS) BEFORE                         (224,855)    (108,744)     211,380     (273,427)
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  GAIN ON FIRE DAMAGE                                 ---          ---      256,592          ---
                                               -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                              $ (224,855)  $ (108,744)  $  467,972   $ (273,427)
                                               ===========  ===========  ===========  ===========

BASIC NET LOSS PER COMMON SHARE:
    INCOME BEFORE EXTRAORDINARY ITEM               $(0.07)  $    (0.05)  $     0.06   $    (0.13)
  EXTRAORDINARY ITEM                                 0.00         0.00         0.08         0.00
                                               -----------  -----------  -----------  -----------
                                               $    (0.07)  $    (0.05)  $     0.14   $    (0.13)
                                               ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             3,391,227    2,192,930    3,306,219    2,128,590
                                               ===========  ===========  ===========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998



                                                       1999          1998
                                                    (UNAUDITED)  (UNAUDITED)
NET INCOME                                         $   467,972   $  (273,427)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    DEPRECIATION                                       344,345       310,219
    LOSS ON SALE OF LAND                                   ---        42,910
    GAIN ON FIRE DAMAGE AND DISPOSAL OF ASSETS        (247,865)          ---
    LOSS ON TERMINATION OF LEASE                       219,780           ---
    GAIN ON SALE OF SUBSIDIARY                        (347,991)          ---
    MINORITY INTEREST                                    4,008           ---
    CHANGES IN ASSETS AND LIABILITIES:
        ACCOUNTS RECEIVABLE                           (251,850)      (99,769)
        PREPAID EXPENSES                              (101,195)       16,189
        INVENTORIES                                     12,218       (15,074)
        LAND HELD FOR SALE                                 ---           ---
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES       (1,001,696)      109,575
                                                   ------------  ------------

    CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (902,274)       90,623
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    CHANGE IN OTHER ASSETS                            (182,861)       18,502
    ADDITIONS TO PROPERTY AND EQUIPMENT                955,506    (1,478,555)
    INCREASE IN GOODWILL                                   ---    (2,147,000)
    PROCEEDS FROM INSURANCE ON FIRE DAMAGE             504,457           ---
    PROCEEDS FROM SALE OF SUBSIDIARY                 1,057,327           ---
    PROCEEDS FROM SALE OF LAND                             ---       772,742
                                                   ------------  ------------

    CASH PROVIDED (USED) BY INVESTING ACTIVITIES     2,334,429    (2,834,311)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    COMMON STOCK ISSUED, LESS OFFERING COSTS           567,187       634,890
    INCREASE IN LONG TERM DEBT                             ---     2,700,000
    PAYMENTS ON LONG TERM DEBT                      (1,983,658)     (542,640)
                                                   ------------  ------------

    CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (1,416,471)    2,792,250
                                                   ------------  ------------

NET (DECREASE) IN CASH                                  15,684        48,562

CASH AT BEGINNING OF PERIOD                            597,644       357,410
                                                   ------------  ------------

CASH AT END OF PERIOD                              $   613,328   $   405,972
                                                   ============  ============

CASH PAID DURING PERIOD FOR:

    INTEREST                                       $   278,477   $    92,217
                                                   ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



     1.    BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     2.    FIRE  DAMAGE

On December 15, 1998, a fire damaged the adult entertainment facility known as XTC Cabaret at Gulf Freeway located in Houston, Texas. The Company incurred a material decline in revenues subsequent to the closure of XTC - Houston. The insurance settlement resulted in an extraordinary gain of $256,592.

     3.    TERMINATION  OF  LEASE

On February 28, 1999, the Company and the Landlord agreed to terminate the lease of one of the subsidiaries known as Lucky's located in New Orleans, Louisiana. The transaction resulted in a Loss Company's of $219,780.

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

Information  Regarding  and  Factors  Affecting  Forward  Looking  Statements

     The Company is including the following cautionary statement in this Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Words such as "expects", "anticipates", "estimates", and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain statements contained in this Report on Form
10-QSB are forward-looking statements and the matters discussed in these forward-looking statements are subject to risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis based on management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that any matter discussed in a forward-looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward-looking statement. In addition to those factors already mentioned, other factors which could effect forward-looking statements are: the impact and implementation of the sexually oriented business ordinance in the City of Houston; the execution of the Company's Internet e-commerce strategy, and the availability of acceptable financing to fund corporate expansion efforts. The Company has no obligation to update or revise any forward-looking statements to reflect future events.

General

     The Company was formed in December 1994 to acquire all of the outstanding capital stock of Trumps, Inc., a Texas corporation ("Trumps") formed in 1982. Since 1983, Trumps has operated Rick's Cabaret, a premier adult nightclub
offering  topless  entertainment  in  Houston,  Texas.   Rick's  Cabaret
International, Inc. ("Rick s" or the "Company") currently owns and operates premiere adult nightclubs offering adult entertainment and restaurant and bar operations. The Company has two adult nightclubs in operation in Houston, Texas. The Company closed and re-deployed one of its assets, the location of the former discotheque, Tantra, to serve as its Internet e-commerce media production studio. Additionally, the Company has adult nightclubs in operation in Austin, Texas and Minneapolis, Minnesota. The Company owns the original location of Rick's Cabaret on Bering Drive in Houston, Texas, the location of the Internet e-commerce media production facility, in Houston, Texas, the Rick's location in north Houston, Texas located near George Bush Intercontinental Airport, the XTC Cabaret location in Austin, Texas, and the Rick's location in Minneapolis, Minnesota. The Company presently has under construction an XTC location in San Antonio, Texas. Revenues are derived from the sale of liquor, beer, wine and food, as well as from dancer performances, cover charges and other income. The Company anticipates that Internet e-commerce will provide revenues in the future.

     In March, 1999, the Company sold its New Orleans club for $2,200,000, of which $1,057,327 was in cash with the balance in secured promissory notes and forgiveness of debt. At the same time, the Company reduced its payroll costs by terminating two executive employment agreements. The Company plans to utilize these funds and the expected payroll savings to open the XTC Cabaret facility in San Antonio, Texas and to operate an Internet e-commerce adult website and Internet media production studio.

     With the starting of construction on dancerdorm.com, the Company is also investigating several adult internet companies as acquisition candidates. The Company anticipates revenues from its e-commerce site to begin in the 1st quarter of fiscal 2000.

     On August 12, 1999, the Company had the grand opening of XTC Cabaret in San Antonio, Texas. The increase in revenues from this new location is expected to outweigh its related overhead costs.

Results  of  Operations

The  Three  Months  Ended  June  30,  1999
Compared  to  the  Three  Months  Ended  June  30,  1998

     For the three months ended June 30, 1999, the Company had consolidated total revenues of $ 2,025,907 compared to consolidated total revenues of $ 2,097,954 for the three months ended June 30, 1998, or a decrease of $ 72,047. The decrease in total revenues was due to the sale of the New Orleans location in March, 1999.

     The cost of goods sold for the three months ended June 30, 1999 was 13 % of total revenues compared to 13 % for the three months ended June 30, 1998.

     Payroll and related costs for the three months ended June 30, 1999 were $ 785,678 compared to $ 727,953 for the three months ended June 30, 1998. The increase was a reflection of the additional personnel experienced by the company as it adds more locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended June 30, 1999 were $ 1,089,030 compared to $ 1,105,748 for the three months ended June 30, 1998. The decrease was primarily due to the decrease in advertising, rent and other general and administrative costs.

     Interest expense for the three months ended June 30, 1999 was $ 111,295 compared to
$ 92,217 for the three months ended June 30, 1998. The increase was attributable to interest expenses arising from the acquisitions of additional Company owned real estate.

     Net loss for the three months ended June 30, 1999 was $ 224,855 compared to a net loss of $ 108,744 for the three months ended June 30, 1998. The increase in loss was due to the decrease in revenue from the sale of the New Orleans location, increase in legal and accounting costs associated with such sale, costs associated with the Company entering e-commerce business, and losses associated with the seasonality at the Company's Minneapolis location. Management believes that it has taken steps to minimize these losses for the next quarter. Management currently believes that the Company is in the position to be profitable for fiscal 1999.

The  Nine  Months  Ended  June  30,  1999
Compared  to  the  Nine  Months  Ended  June  30,  1998

     For the nine months ended June 30, 1999, the Company had consolidated total revenues of $ 8,440,359 compared to consolidated total revenues of $ 5,774,362 for the nine months ended June 30, 1998, or an increase of $ 2,665,997. The increase in total revenues was due to increased number of Company's locations.

     The cost of goods sold for the nine months ended June 30, 1999 was 14 % of total revenues compared to 14 % for the nine months ended June 30, 1998.

     Payroll and related costs for the nine months ended June 30, 1999 were $ 2,756,267 compared to $ 1,748,195 for the nine months ended June 30, 1998. The increase was a reflection of the additional personnel experienced by the company as it adds more locations. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the nine months ended June 30, 1999 were $ 4,024,394 compared to $ 3,246,102 for the nine months ended June 30, 1998. The increase was due to increased number of the Company's locations and costs associated with the sale of the Louisiana subsidiary.

     Interest expense for the nine months ended June 30, 1999 was $ 421,721 compared to
$ 252,799 for the nine months ended June 30, 1998. The increase was attributable to interest expenses arising from the acquisitions of additional Company owned real estate.

     Net income for the nine months ended June 30, 1999 was $ 467,972 compared to a net loss of $ 273,427 for the nine months ended June 30, 1998. The increase was due to positive income from operations, gain on sale of the Company's subsidiary, and an extraordinary gain on fire damage.

Liquidity  and  Capital  Resources

     At June 30, 1999, the Company had working capital of $ 822,412 compared to negative working capital of $ 887,833 at September 30, 1998. The increase in working capital was due to the proceeds received form insurance company on fire damage, the issuance of stocks, and the proceeds received from the sale of the Company's subsidiary.

     Net cash used by operating activities in the nine months ended June 30, 1999 was
$ 902,274 compared to net cash provided of $ 90,623 for the nine months ended June 30, 1998. The decrease in cash provided by operating activities was due to a decrease in accounts payable and accrued expenses.

     Depreciation and Amortization for the nine months ended June 30, 1999 were $ 344,345 compared to $ 310,219 for the nine months ended June 30, 1998.

     In the opinion of management, working capital is not a true indicator of the financial status. Typically, the Company carries current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing the Company with opportunities to adjust to short term business conditions. The Company considers the primary indicators of financial status to be the long term trend, the mix of sales revenues, overall cash flow, profitability from operations and the level of long term debt.

Seasonality

     The Company is significantly affected by seasonal factors.   Typically, the
Company has experienced reduced revenues from April through September, with the strongest operating results occurring during October through March.

                                     PART II

                                OTHER INFORMATION



ITEM  2.     CHANGES  IN  SECURITIES

     During the quarter ended June 30, 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

     In June, 1999, the Company issued 250,000 of common stock to a total of four persons for cash consideration of $2.00 per share, totaling $500,000 in cash These person were accredited investors. The Company believes that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that they were knowledgeable about the Company's operations and financial condition.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     Financial  Data  Schedule  --  Exhibit  27.1


     (b)     Reports  on  Form  8-K

On April 6, 1999, the Company filed a Report on Form 8-K dated March 29, 1999 reporting Change in Control, Disposition of Assets, Other Events and Financial Statements.

On May 28, 1999, the Company filed a Report on Form 8-K Amendment No. 1 dated March 29, 1999 reporting Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       RICK'S CABARET INTERNATIONAL, INC.

August  16,  1999                      By: /s/ Eric Langan
                                           ---------------
                                           Eric Langan
                                           Director, President
                                           and Chief Financial Officer