Form 10KSB
period 1999-09-30
RICKS CABARET INTERNATIONAL INC
filed 1999-12-28
CIK 935419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934  For  the  Fiscal  Year  Ended:  SEPTEMBER  30,  1999
OR
[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934
                       Commission  File  Number:  0-26958
                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                Texas                                       76-0458229
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                       identification No.)
                            505 North Belt, Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)
                                 (281) 820-1181
              (Registrant's telephone number, including area code)
Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
                           Title of Each Class     N/A
                  Name of Each Exchange on which Registered N/A
Securities  registered  pursuant  to  12(g)  of  the  Exchange  Act:
                             Title  of  Each  Class
                        Common  Stock,  $.01  par  value
     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     Issuer's revenues for the year ended September 30, 1999 were $10,381,427. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 20, 1999, based upon the last reported sales prices on the Nasdaq SmallCap Market, was $5,910,015. As of December 20, 1999, there were 3,613,678 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I

Item 1.   Business                                                3

Item 2.   Properties                                             11

Item 3.   Legal Proceedings                                      13

Item 4.   Submission of Matters to a Vote of Security Holders    15

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                        16

Item 6.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations       17

Item 7.   Financial Statements                                   22

Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                 22

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)
          of The Exchange Act                                    22

Item 10.  Executive Compensation                                 25

Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                         28

Item 12.  Certain Relationships and Related Transactions         30

Item 13.  Exhibits and Reports on Form 8-K                       32

                                     PART I
ITEM  1.     BUSINESS

INTRODUCTION

     Rick's Cabaret International, Inc. currently owns and operates premiere adult entertainment Internet web sites at www.DancerDorm.com and www.AmateurDan.com. These web sites contain our exclusive adult content. DancerDorm.com features exclusive live adult entertainment, and AmateurDan.com features exclusive adult photo entertainment. These web sites were launched in October,1999.

     We also own and operate adult nightclubs under the names "Rick's Cabaret" and "XTC Cabaret" which offer live topless or nude adult entertainment, and bar and restaurant dining. References to us in this Form 10-KSB include our 100%-owned subsidiaries, and our 93%-owned subsidiary, Taurus Entertainment Companies, Inc. We own and operate our Internet content production studio and web site operations center, and two adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also operate another adult nightclub in Houston, Texas through a management agreement. We also own a facility in south Houston presently being renovated after fire damage for reopening as an XTC Cabaret.

     Our company was organized as a Texas corporation in 1994 and became the successor to a private business that operated Rick's Cabaret since the 1980's.

HISTORY

     Until 1996, we had one adult nightclub location and one dance club location in Houston, Texas. In February, 1996, we purchased a facility in New Orleans, Louisiana where we opened a new adult nightclub, which we subsequently sold in March,1999. In January, 1997, we purchased a facility in Minneapolis, Minnesota, where we opened a new adult nightclub, which began operations in 1998. In August, 1998, we acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc., a Colorado corporation ("Taurus") in a private stock exchange transaction with certain principal stockholders of Taurus. The Stock Exchange Agreement provided that we exchange one share of our common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, we exchanged a total of 571,713 (post-reverse-split) shares of our common stock for approximately 4,002,006 shares of common stock of Taurus, giving us control of Taurus. The terms and conditions of the Exchange were determined by the parties through arms length negotiations. However, no appraisal was conducted. The financial results of Taurus have been consolidated into our financial statements since the date of acquisition.

     Taurus is a publicly owned company traded on the OTCBB under the symbol "TAUR". In a transaction simultaneous to the acquisition of Taurus, we acquired certain real estate in San Antonio, Texas from one of the principal stockholders of Taurus. We acquired the property from a principal stockholder of Taurus for the same price that the principal stockholder paid for the property. We financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired.

     In a transaction simultaneous to the acquisition of Taurus, Taurus acquired certain real estate in Houston, Texas from Mr. Ralph McElroy. Taurus acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. Taurus financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. We are a guarantor of this Convertible Debenture. The Convertible Debenture is convertible into our shares at any time prior to maturity at the Conversion Price of $5.50.

     On  March  29,  1999,  Robert  L.  Watters,  our  Director,  purchased  RCI
Entertainment Louisiana, Inc. ("RCI Louisiana"), our subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note"),a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The McElroy Note, which is due July 31, 2004, bears interest at the rate of twelve percent (12%) per annum with interest being paid monthly. The principal of the McElroy Note is due in one lump sum payment. The McElroy Note is secured by (i) our convertible debenture in the original principal amount of $366,000, which we issued on August, 11, 1998, in favor of Mr. McElroy (the "Convertible Debenture") and (ii) a promissory note of Taurus Entertainment Companies, Inc. (our subsidiary) and guaranteed by us (which has a conversion feature) in the original principal amount of $286,744.61, dated August 11, 1998, in favor of Mr. McElroy, (the "Convertible Promissory Note"). Both the Convertible Debenture and the Convertible Promissory Note are secured by certain real estate holdings of us or our subsidiaries. The Watters Note is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana. In connection with the acquisition of the stock of RCI Louisiana, Mr. Watters also assumed RCI Louisiana's liabilities of approximately $1,400,000. As a condition of this transaction, Mr. Watters arranged for the release by a lender of our liability of $763,199 owed to the lender by RCI Louisiana, which we had guaranteed. We obtained an opinion from Chaffe &
Associates, Inc., a New Orleans investment banking firm, stating that the purchase price paid by Mr. Watters for RCI Louisiana was fair from a financial point of view to our shareholders. The terms of this transaction were the result of arms length negotiations between us and Mr. Watters. In connection with the sale of RCI Louisiana, Mr. Watters, and Erich Norton White, our former director, entered into agreements with us to terminate their Employment Agreements and to cancel all stock options on our common stock which they held. Further, in connection with the sale of RCI Louisiana, we entered into an Exclusive Licensing Agreement with Mr. Watters which granted Mr. Watters the right to the use of the name "Rick's Cabaret" and all logos, trademarks and service marks attendant thereto for use in the states of Louisiana, Florida, Mississippi and Alabama.

     In  March,  1999,  we  had  a  2:1  reverse  stock  split.

BUSINESS  ACTIVITIES--INTERNET  WEB  SITES

     In October,1999, we began operations of our premiere adult Internet web sites at www.DancerDorm.com and www.AmateurDan.com. DancerDorm.com features live web cam feeds of our dancers who reside in our dormitory. There are 32 web cams in the dormitory which provide voyeuristic views of the lives of our dancers. DancerDorm.com also features an interactive online "chat and look" experience for our members to chat with our dancers. Members may also visit our nightclubs to meet our dancers in person. Our members pay a monthly fee to visit our DancerDorm.com. We own the DancerDorm.com Internet production facility, which contains 8,000 square feet of studio and production space. Our AmateurDan.com web site is also a pay site that features exclusive photos of our dancers in provocative poses and activities.

     Our e-commerce includes our efforts to generate Internet traffic to our web sites. Internet traffic is generated through the purchase of traffic from third-party adult web sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines.

     There are numerous adult web sites on the Internet.   Our web sites feature
exclusive live adult entertainment and photos. Many of our competitors feature non-live, non-exclusive entertainment.

BUSINESS  STRATEGY--NIGHTCLUBS

     Prior to Rick's Cabaret opening in 1983 in Houston, Texas, the topless nightclub business was characterized by small establishments generally managed by their owner. Such establishments were often dimly lit and the standards for performers' personal appearance and personality were not maintained. It was customary for performers to alternate between dancing and watering. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey who frequently interrupted the music to make general announcements. Usually, only cash was accepted and businessmen felt uncomfortable in such an environment. Recognizing a void in the market for a first-class adult cabaret, we designed Rick's Cabaret to target the businessmen's segment of the market by providing a unique quality entertainment environment. The following summarize our areas of operation which distinguish us:

     FEMALE ENTERTAINMENT. We have followed a policy of maintaining high standards in the areas of both personal appearance and personality of the topless entertainers and waitresses. Though a performer's physical appearance is very important, of equal importance is her ability to present herself attractively and to converse intelligently with customers. We prefer that the performers we hire are experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor.

     MANAGEMENT. We recruit staff from both inside and outside the topless industry, in the belief that management with vast years of experience in the adult entertainment industry adds to our ability to grow and attract top entertainers from within the industry. Management with experience is able to train our new recruits from outside the industry with skills that can only be learned through long term hands on experience in our industry.

     COMPLIANCE POLICIES. We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     We also review all credit card charges made by our customers. Specifically, we have in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment at Rick's Cabaret.

     FOOD AND DRINK. We believe that a key to the success of a premiere adult nightclub is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who are in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service. We employs chefs with restaurant experience and bar managers, who are in charge of ordering inventory and scheduling of bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations in all of the topless cabarets are full service operations which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of premiere wines are offered to compliment any customer's lunch or dinner selection.

     CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling to ensure that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and
(iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, we conduct, on a monthly basis, an independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us relating to our internal controls.

     ATMOSPHERE. We maintain a high design standard in our facilities and decor. The furniture and furnishings in the nightclubs are designed to create the feeling of an upscale restaurant. The sound system is designed to provide quality sound at levels where conversations can still take place. This environment is carefully monitored, in terms of maintenance, music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

     VIP ROOM. In keeping with our emphasis on serving the upper-end of the business market, some of our nightclubs include a VIP room, which is open to individuals who purchase memberships. A VIP room provides a higher level of service and luxury.

     ADVERTISING AND PROMOTION. Our marketing philosophy towards customers is to portray Rick's Cabarets as premiere cabarets providing topless entertainment in a fun, yet discreet, environment. Hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards as well as a variety of promotional campaigns ensure that the Rick's Cabaret name is kept before the public.

     Rick's Cabaret has received a significant amount of media exposure over the years. Television segments about Rick's Cabaret have appeared on television talk shows. In addition, Penthouse magazine produced a nine page article on the club and Playboy magazine covered our 1993 golf tournament. In the past, we have sponsored golf tournaments and outings that have generated significant interest and tradition. Articles about Rick's Cabaret have appeared in Glamour Magazine and The Ladies Home Journal. Rick's Cabaret has been mentioned in an inside cover story in Time Magazine as well as being mentioned on numerous occasions in local newspapers and in Texas Monthly Magazine. In 1993 Rick's produced the Girls of Rick's video, a 90 minute video feature, which was aired as a Pay-per-View show on Warner Cable Television. This video was reviewed in several local newspapers as well as the Hollywood Variety magazine. Rick's
Cabaret  has  provided  entertainers  for  other  Pay-Per-View features as well.

     We received extensive national coverage of our Initial Public Offering of stock, our PI, and articles appeared in The Wall Street Journal, Los Angeles Times, Houston Business Journal, and numerous other regional newspapers. The television program "Extra" ran a short feature on Rick's, as did the program "Inside Edition."

NIGHTCLUB  LOCATIONS

     We have two Rick's Cabaret locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own one nightclub in San Antonio, Texas that operates under the name XTC. Our 93%-owned subsidiary, Taurus, owns a nightclub in Austin, Texas also under the name XTC. One of the locations of our Houston nightclubs is owned by Taurus. We operate one other nightclub in Houston, Texas called "Caligula" under a management agreement.

     We sold our New Orleans nightclub in March, 1999. We have not yet reopened one XTC location in Houston following a fire in 1998. We are continually looking at expansion opportunities to open more nightclubs throughout the U.S.

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of our entertainment product. All of our nightclubs compete with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "Rick's" and "Rick's Cabaret" and "XTC Cabaret" are proprietary. For example, there are approximately 50 adult cabarets located in the Houston area of which approximately 10 are in direct competition with us. In Minneapolis, Rick's is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There is only one cabaret in Minneapolis in direct competition with the us. We believe that the combination of our existing name recognition and the distinctive entertainment environment that we have created , will allow us to effectively compete within the industry and within the cities in which we operate. Although the we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL  REGULATIONS

     We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "ABC"), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hours

Permit (the "Permits"). These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the ABC may hold a hearing at which time the views of interested parties are expressed. The ABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota has similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, we will take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

     In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance.

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that one of our Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of our Business License at that location was denied.

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

     We filed a request with the City of Houston requesting an extension of time during which operations at our north Houston facility could continue under the Amortization Period provisions of the Ordinance since we were unable to recoup our investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to us. At the Hearing, we were granted an amortization period that has since been reached. We have the right to appeal any decision of the Hearing official to the district court in the State of Texas.

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

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in the appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Houston, Texas Ordinance. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on our Houston locations.

     In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret.

     In San Antonio and Austin we are required to be in compliance with city or county sexually oriented business ordinances.

TRADEMARKS

     Our rights to the trademarks "Rick's" and "Rick's Cabaret" are established under common law, based upon our substantial and continuous use of these trademarks in interstate commerce since at least as early as 1987. We have registered our service mark, 'RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the our "RICK'S CABARET" service mark. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES  AND  INDEPENDENT  CONTRACTORS

     As of September 30, 1999, we had approximately 400 full-time employees, of which 40 are in management positions, including corporate and administrative operations, and approximately 360 are engaged in entertainment, food and beverage service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good.

     Additionally, we have independent contractor relationships with over 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Performers in Minneapolis, Minnesota act as commissioned employees.

ITEM  2.     PROPERTIES

     Our principal executive offices are co-located at 505 North Belt, Houston, Texas 77060 with our subsidiary, Taurus in leased facilities consisting of a total of 1,200 square feet. We pay rent of approximately $1,100 per month for this space. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We own the locations of our Internet production studio and DancerDorm (formerly occupied by our dance club called "Tantra"), the three locations of Rick's Cabaret (two in Houston and one in Minneapolis) and the two locations of XTC (one in Austin and one in San Antonio).

     The Rick's Cabaret located on Bering Drive in Houston has aggregate 12,300 square feet of space. The balance as of September 30, 1999 that we owe on the mortgage is $502,027 and the interest rate is 9.75%. We pay $8,122 in monthly mortgage payments. The last mortgage payment is due in December, 2001 with a balloon payment of $370,000.

     The Rick's Cabaret located on Northbelt Drive in Houston has 12,000 square feet of space, and is owned by our 93%-owned subsidiary, Taurus. The balance as of September 30, 1999 that we owe on the mortgage is $411,478 and the interest rate is 10%. We pay $13,758 in monthly mortgage payments. The last mortgage payment is due in April, 2002.

     The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September, 1999 that we owe on the mortgage is $2,449,511 and the interest rate is 9%. We pay $22,732 in monthly mortgage payments. The last mortgage payment is due in 2018.

     The  XTC  nightclub in Austin has 6,800 square feet of space, which sits on
1.2 acres of land. The balance as of September, 1999 that we owe on the mortgage is $547,464 and the interest rate is 10%. We pay $5,380 in monthly mortgage payments. The last mortgage payment is due in July, 2003 with a balloon payment of $432,682.

     The XTC nightclub in San Antonio has 7,800 square feet of space. We acquired the property from Mr. Ralph McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired. The principal balance of the Convertible Debenture is due in July,
2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is subject to redemption at our option, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the Closing Price of our common stock shall have equaled or exceeded $17.00 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $5.50. See, Certain Relationships and Related Transactions.

     Our Internet production studio has 8,000 square feet of space, and had been used as our Tantra dance hall prior to the closing of Tantra. The balance as of September 30, 1999 that we owe on the mortgage is $60,500 and the interest rate is 10%. We pay $1,203 in monthly mortgage payments. The last mortgage payment is due in January, 2000 with a balloon payment of $59,355.

     Taurus also owns a 12,000 square foot building in Houston, Texas which was purchased from Ralph McElroy, one of our principal stockholders, and this property is presently being renovated after fire damage for reopening as an XTC Cabaret. We acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. We are a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September, 1998. The Convertible Debenture is convertible into shares of our common stock at any time prior to maturity at the Conversion Price of $5.50 per share. See, Certain Relationships and Related Transactions.

     Taurus and its subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 1999 that we owe on the Brazoria County ranch mortgage is $308,202 and the interest rate is 9.25%. We pay $2,573 in monthly mortgage payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920.

     The balance as of September 30, 1999 that we owe on the Wise County raw land mortgage is $147,439 and the interest rate is 12%. We pay $1,537 in monthly mortgage payments. The last mortgage payment is due in March, 2026.

ITEM  3.     LEGAL  PROCEEDINGS

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of our subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. in Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The suit seeks specific performance and damages against Texas Warehouse Company, Inc. regarding a Purchase Option Agreement. Plaintiff also alleges a tortuous interference claim against Citation in the amount of $540,000. Counsel for Citation filed a counterclaim. Counsel for Citation believes that the exposure to Citation is minimal. We intend to vigorously defend ourselves in this matter and to deny all allegations.

     On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of our subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus") in Cause No. 98-49119, in the 61st Judicial District Court of Harris County, Texas. The suit sought damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus filed a counter-claim asserting that there were undisclosed obligations that Taurus was required to pay. The counter-claim sought damages in an amount in excess of $25,000. This matter was dismissed for want of prosecution.

     On April 20, 1999 we were served as a defendant in litigation that was filed on February 23, 1999. The lawsuit is styled John M. Skora and Robert Martin v. Trumps, Inc., Rick's Cabaret International, Inc., RCI Entertainment (Texas), Inc., and Robert L. Watters, Cause No. 1999-09394, in the 11th Judicial District Court of Harris County, Texas. The plaintiffs claim that they purchased a dance from one of the dancers at our nightclubs and paid for the dance by the use of their credit card. The plaintiffs assert that we violated the Texas Finance Code by imposing a surcharge for credit card use. We have denied this allegation. The plaintiffs seek reimbursement for all alleged surcharges, plus statutory penalties, attorney fees and interest as may be allowed by law. We intend to vigorously defend ourselves in this matter.

     In January, 1999, the Company was named as a defendant in McGill v. RCI Entertainment (Minnesota) Inc., No. 98-2742, U.S. District Court, Minnesota. The plaintiffs have asserted claims for under federal and state civil rights acts for discrimination and harassment. The case is in the discovery stage. We intend to vigorously defend ourselves in this matter.

     In June, 1999, the Company was named as defendant in Hubka v. RCI Entertainment (Minnesota). Inc., No. CT 99-009560, Hennepin County District Court. The plaintiff has asserted claims under the Minnesota Human Rights Act and for negligence. The case is in the discovery stage. We intend to vigorously defend ourselves in this matter and to deny all allegations.

SEXUALLY  ORIENTED  BUSINESS  ORDINANCE  OF  HOUSTON,  TEXAS

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses. The new Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that one of our Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of our Business License at that location was denied.

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

     We filed a request with the City of Houston requesting an extension of time during which operations at our north Houston facility could continue under the Amortization Period provisions of the Ordinance since we were unable to recoup our investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to us. At the Hearing, we were granted an amortization period that has since been reached. We have the right to appeal any decision of the Hearing official to the district court in the State of Texas.

     In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February, 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed prior to the Houston, Texas Ordinance.

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in the appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers that were upheld by the court which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Houston, Texas Ordinance. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston locations. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on our Houston locations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

We held our annual meeting of shareholders on August 4, 1999. The shareholders elected the following five persons as directors.

                    Votes For
                    ---------
Eric S. Langan      2,697,736
Robert L. Watters   2,687,666
Michael S. Thurman  2,697,741
Alan Bergstrom      2,697,741
Travis Reese        2,697,741

     The  shareholders  approved  the  1999  Stock  Option  Plan:
     2,669,481  Votes  For  The  1999  Stock  Option  Plan
     23,310  Votes  Against
     957  Votes  Abstaining

     The shareholders ratified the selection of Jackson & Rhodes, P.C., as the Company's independent auditors:
     2,698,742  Votes  For  The  Ratification
     8,087  Votes  Against  Ratification
     457  Votes  Abstaining

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the common stock.

     COMMON  STOCK  PRICE  RANGE

                  HIGH       LOW
                     1998
First Quarter   $  3-3/16  $ 2-1/4
Second Quarter  $  3-3/16  $2-1/16
Third Quarter   $   4-3/8  $ 2-1/8
Fourth Quarter  $  3-3/16  $   1/2
                 1999 (*)
First Quarter   $    9/16  $  5/16
Second Quarter  $   15/16  $  7/16
Third Quarter   $   1-7/8  $5-1/16
Fourth Quarter  $ 4-11/16  $2-9/16

_________________
(*)     In  March,  1999,  we  had  a  2:1  reverse  stock  split.

     On December 20, 1999, the last sales price for the common stock as reported on the Nasdaq SmallCap Market was $2-13/16. On December 20, 1999, there were approximately 408 stockholders of record of the common stock.

TRANSFER  AGENT  AND  REGISTRAR

     The  transfer  agent  and  registrar for our common stock is American Stock
Transfer & Trust Company, 40 Wall Street, 46th Floor, NY, NY 10005, (718) 921-8275.

DIVIDEND  POLICY

     We have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our current policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operation, financial condition, capital needs and acquisition strategy, among others.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the quarter ended September 30, 1999, we entered into the following transactions and sold unregistered shares of our common stock in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

     In August and September, 1999 the Company sold a total of 312,500 shares of common stock to four investors for consideration of $2.00 cash per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements for the fiscal years ended September 30, 1999 and 1998.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of operations of Taurus Entertainment Companies, Inc with our operations and management, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We  currently  own  and  operate  two  premiere  Internet  web  sites  at
www.DancerDorm.com and www.AmateurDan.com. These web sites were launched in October, 1999. We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment and restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and two adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also operate another adult nightclub in Houston, Texas through a management agreement.

     In July, 1999, we opened a nightclub in San Antonio. In March, 1999, we sold our New Orleans location and closed the location of XTC in Houston.

     Our revenues are derived from the sale of liquor, beer, wine and food, and charges to the entertainers, cover charges and other income. We anticipate significant revenue from Internet operations to begin during fiscal 2000. Our fiscal year end is September 30.

RESULTS  OF  OPERATIONS

YEAR  ENDED  SEPTEMBER  30,  1999  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1998.

     For the 1999 fiscal year, we had consolidated total revenues of $10,381,427, an increase of 32% or an increase of $2,549,896 above fiscal 1998 revenues of $7,831,531. Taurus Entertainment Companies, Inc. group contributed 16% of our gross revenues in 1999.

     Costs of goods sold were 26 % and 24% of sales of alcoholic beverages and food for fiscal 1999 and 1998, respectively.

     Salaries and wages increased 37 % or $984,079 from fiscal 1998 due to the addition of management and employees at new locations.

     Other general and administrative expenses increased 23% or $998,333 from fiscal 1998 to fiscal 1999. Charge card fees increased $26,954 largely due to increased sales. Legal and accounting fees increased $361,359 as a result of continued business expansion and other legal matters.

     Advertising and promotion increased by $97,246 due to the opening of new locations. Permits and tax expenses increased by $576,727 due to the opening of new locations. Other costs increased $36,097 during fiscal 1999 due to the opening of new locations. Interest expense increased by $161,792 during fiscal 1999 as a result of increased mortgage costs.

     We experienced a net loss of $40,572 for fiscal 1999 compared to a net loss of $604,864 for fiscal 1998.


YEAR  ENDED  SEPTEMBER  30,  1998  COMPARED  TO  YEAR  ENDED SEPTEMBER 30, 1997.

     For the 1998 fiscal year, we had consolidated total revenues of $7,831,531, an increase of 25% or $1,553,952 above fiscal 1997 revenues of $6,277,579. Revenues in New Orleans surpassed revenues in Houston for the first time, with New Orleans contributing 51% of our gross revenues, Houston 28%, Tantra 6% and Minneapolis (which was only open for approximately one-half of the fiscal year) 11%. Taurus Entertainment Companies, Inc. group contributed, for the period from August 11, 1998 to September 30, 1998, 4% of our gross revenues. In 1999, we sold the facility in New Orleans, Louisiana.

     Costs of goods sold were 24% and 32% of sales of alcoholic beverages and food for fiscal 1998 and 1997, respectively. This decrease is due steps taken by management to achieve continuing improvements in cost of goods sold. We continue a program to improve margins from liquor and food sales and food service efficiency.

     Salaries and wages increased 25% or $530,427 from fiscal 1997 due to the addition of management personnel in Minneapolis, as a result of our policy in Minneapolis of treating the entertainers as employees and the acquisition of Taurus Entertainment Companies, Inc. Management staffing was increased in order to have adequately trained personnel to assist with the planning and pre-opening activities of other locations.

     Other general and administrative expenses increased 7% or $270,069 from fiscal 1997 to fiscal 1998. Charge card fees increased $38,150 largely due to increased sales. Legal and accounting fees increased $48,148 as a result of the cost of the acquisition and opening of the store in Minneapolis, Minnesota and the acquisition of Taurus Entertainment Companies, Inc.

     Advertising and promotion decreased by $286,324 reflecting a change in our policy regarding advertising expenditures surrounding the opening of new stores.

     Other costs increased $290,694 during fiscal 1998 as a result of increased travel and lodging costs incurred by staff involved with the New Orleans and Minneapolis locations and the review of the Taurus Entertainment Companies, Inc. acquisition and of other potential acquisitions.

     We experienced a net loss of $604,864 for fiscal 1998 compared to a net loss of $1,293,330 for fiscal 1997.

     Interest expense increased to $384,037 during fiscal 1998 as a result of the acquisition of the land and building in Minneapolis, Minnesota and inclusion of the debt of Taurus Entertainment Companies, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1999 we had working capital of $15,709, compared to a working capital deficit of $(887,833) at the end of fiscal 1998. The increase in working capital is primarily due to the proceeds received from an insurance company for fire damage, the issuance of stock, and the proceeds received from the sale of the Company's subsidiary.

     During the last quarter of fiscal 1999, we took our 350 acre ranch off the real estate re-sale market. During the time this property was listed for sale, we had carried it as a current asset. During the last half of fiscal 1999, we entered the adult Internet market place and we invested heavily in Internet technologies and related costs for our web sites.

     In our opinion, working capital is not a good indicator of our financial status due to the short cash liquidity cycle that results in the realization of cash within no more than five days after the culmination of a transaction.

     Net cash used by operating activities in fiscal 1999 was $(543,347) compared to net cash provided by operating activities of $427,172 in fiscal 1998. The increase in cash used by operating activities was due primarily to our paying off accounts payable.

     Net cash provided by investing activities was $343,453 in 1999 compared to net cash used by investing activities of $(307,465) in 1998. This increase was due primarily to the sale of our Louisiana subsidiary.

     Net cash used by financing activities was $(19,589) in 1999 compared to net cash provided by financing activities of $120,527 in 1998. This increased in cash used was primarily due to a decrease in cash raised from the sale of common stock and repayments of long term debt.

     We have not established lines of credit other than the existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms, if at all. However, we have developed numerous contacts with professionals who have expertise in raising capital through private placement of securities and we will look to the marketplace to find the resources necessary to continue our planned expansion.

     Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the topless club industry is required in all states to convert the entertainers who perform from independent contractor to employee status, we have prepared alternative plans that we believe will protect our profitability. We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any payroll tax assessment for prior years.

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. We compete with a number of locally-owned adult cabarets, some of whose names enjoy recognition that equals that of Rick's Cabaret. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

SEASONALITY

     We  are  significantly  affected  by  seasonal  factors.  Typically, Rick's
Cabaret has experienced reduced revenues from May through September. We have historically experienced our strongest operating results during October through April.

YEAR  2000

     We believe that we do not have any significant exposure to uncertainties nor material anticipated costs related to Year 2000 issues including internal, vendor and customer issues. Our current systems and any anticipated upgrades are Year 2000 compliant.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants since our incorporation in 1994, nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of five persons.

Name                Age  Position
------------------  ---  ----------------------------------------------------
Eric Langan          31  Director, CEO, President and Chief Financial Officer
Michael S. Thurman   39  Director, COO and V.P.-Director of Operations.
Travis Reese         29  Director and V.P.-Director of Technology
Robert L.  Watters   48  Director
Alan Bergstrom       53  Director

     Eric  S.  Langan  has  been our Director since 1998 and our President since
March, 1999. Mr. Langan is also our acting Chief Financial Officer. He has been involved in the adult entertainment business since 1989. Mr. Langan has also served as the President and Director of Taurus Entertainment Companies, Inc. since November, 1997. Taurus is our public subsidiary. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which was subsequently acquired by Taurus. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over the grand openings and operations of more than twelve adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.

     Robert L. Watters is the founder and has been our director since 1986. Mr. Watters was our president and our chief executive officer from 1991 until March, 1999. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult cabaret located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the cabaret that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York state. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

     Michael S. Thurman became our Director and our V.P.- Director of Operations in 1999. He has been employed in the bar and restaurant industry since 1982 for several operators of bars and restaurants. He has served in various management positions. From 1986 through 1989 Mr. Thurman worked as the controller of a multi-location bar and restaurant chain with annual sales in 1989 of approximately $6,000,000. Beginning in 1989, Mr. Thurman worked in managerial capacities for adult entertainment businesses located in Houston, Texas including the Colorado Bar & Grill, the Gold Club, Rick's, and Caligula XXI. From 1994 until 1997, Mr. Thurman was employed as the chief financial officer of XTC Group and the XTC Cabaret, businesses now owned and operated by Taurus Entertainment Companies, Inc., which became our subsidiary in 1998. During 1997 until mid-1998, Mr. Thurman was a director of Taurus Entertainment Companies, Inc.,

     Alan Bergstrom became our Director in 1999. Since 1997, Mr. Bergstrom has been the Chief Operating Officer of Eagle Securities which is an investment consulting firm. Mr. Bergstrom is also a registered stock broker with Rhodes Securities, Inc. From 1991 until 1997, Mr. Bergstrom was a vice president--investments with Principal Financial Securities, Inc. Mr. Bergstrom holds a B.B.A. Degree in Finance, 1967, from the University of Texas.

     Travis Reese became our Director and our V.P.-Director of Technology in 1999. From 1997 through the present, Mr. Reese has been a senior network administrator at St. Vincent's Hospital in Sante Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was a vice-president with Digital Publishing Resources, Inc., an internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associates Degree in Aeronautical Science from Texas State Technical College.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     We have no compensation committee and no nominating committee. Decisions concerning executive officer compensation for 1999 were made by the full Board of Directors. Eric S. Langan, Michael S. Thurman and Travis Reese are our only directors who are also our officers.

     We have an Audit Committee of independent directors whose members are Robert L. Watters and Alan Bergstrom. The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meets privately with our Chief Accounting Officer and with our independent public accountants and evaluates the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by the outside independent accountants. The Audit Committee reports its activities to the full Board after each such meeting so that the Board is kept informed of its activities on a current basis. In addition, the activities and responsibilities of the Audit Committee include the nomination or selection of the independent auditors, review of the results of the audit and a detailed review of the overall Company and the adequacy of our internal controls.

     The Board of Directors held six meetings and took action by consent on six occasions during the fiscal year ended September 30, 1999.

     There is no family relationship between or among any of our directors and executive officers.

CERTAIN  SECURITIES  FILINGS

     We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 1999, 1998 and 1997 of certain executive officers. No other executive officer of ours received compensation that exceeded $100,000 during 1999.

                                   SUMMARY COMPENSATION TABLE

                  Annual  Compensation                       Long  Term  Compensation
                                                Awards                       Payouts
                                    Other                 Securities
Name and                            Annual    Restricted  Underlying  Other     All
Principal                          Compen-      Stock      Options/    LTIP   Compens-
Position   Year   Salary   Bonus  sation (1)    Awards       SARs     Payouts  sation
---------  ----  --------  -----  ----------  ----------  ----------  -------  -------
Eric       1999  $155,000 (2)-0-         -0-         -0-      85,000      -0-      -0-
Langan     1998       -0-    -0-         -0-         -0-      50,000      -0-      -0-
Director,  1997       -0-    -0-         -0-         -0-         -0-      -0-      -0-
President  and  Acting  CFO
and CFO

Robert L.(3)1999 $137,500    -0-         -0-         -0-      10,000      -0-      -0-
Watters     1998 $325,000    -0-         -0-         -0-      20,000      -0-      -0-
Director    1997 $325,000    -0-         -0-         -0-         -0-      -0-      -0-

__________________________________
(1) We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.
(2) We paid Mr. Langan $155,000 as compensation in fiscal 1999, of which $52,000 was allocated to our subsidiary, Taurus Entertainment Companies, Inc.
(3) Mr. Watters is a director of the Company. However, Mr. Watters ceased being an executive officer of the Company in March, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


              Number of    Percent of Total
              Securities     Options/SARs
              Underlying      Granted To
             Options/SARs    Employees In     Exercise of     Expiration
Name           Granted        Fiscal Year      Base Price        Date
-----------  ------------  -----------------  ------------  --------------

Eric Langan        85,000               70 %  $       2.70  August 4, 2004

Robert L.          10,000                 8%  $       2.70  August 4, 2004
Watters

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                        Number Of
                                       Unexercised      Value of
                                       Securities      Unexercised
                                       Underlying     In-The-Money
                                      Options/SARs    Options/SARs
                Shares                  At FY-End       At FY-End
             Acquired On    Value     Exercisable/    Exercisable/
Name           Exercise    Realized   Unexercisable   Unexercisable
-----------  ------------  --------  ---------------  -------------
Eric Langan       -0- (1)       -0-  130,000 / 5,000      -0- / -0-

Robert L.         -0- (1)       -0-    5,000 / 5,000      -0- / -0-
Watters

____________________
(1) Mr. Langan and Mr. Watters did not exercise any options during the last fiscal year.

DIRECTOR  COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August, 1999, we issued 10,000 options to each present Director. These options have a strike price of $2.70 per share and expire in August, 2009. Half of these options were immediately exercisable and half will become exercisable in August, 2000.

EMPLOYEE  STOCK  OPTION  PLANS

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted Stock Option Plans for employee and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

     In 1995 we adopted the 1995 Stock Option Plan. A total of 300,000 shares may be granted and sold under the 1995 Plan. As of June 17, 1999, a total of 142,500 stock options had been granted and are outstanding under the Plan, none of which have been exercised. The Company does not plan to issue any additional options under the 1995 Plan.

     In August, 1999 we adopted the 1999 Stock Option Plan. A total of 500,000 shares may be granted and sold under the 1999 Plan. As of September 30, 1999, a total of 50,000 stock options had been granted and are outstanding under the Plan, none of which have been exercised.

EMPLOYMENT  AGREEMENT

     We have a three year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through August 11, 2001 and provides for an annual base salary of $171,600. In April, 1999, Mr. Langan took a voluntary salary reduction for the remainder of fiscal year 1999 of 20% for a reduction of $34,320. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. Mr. Langan's Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement. We have not established long term incentive plans or defined benefit or actuarial plans. Pursuant to the Langan Agreement, Mr. Langan has received options to purchase 125,000 (post-reverse split) of our shares at an exercise price of $1.87 per share, vesting in August, 1999.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 20, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 20, 1999, there were 3,610,493 shares of Common Stock outstanding.

Name and                        Number of     Title of     Percent
Address                          Shares        Class      of Class
-----------------------------  -----------  ------------  ---------
Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060           916,038 (1)  Common Stock        25%

Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130    5,000  (2)  Common Stock        .1%

Michael S. Thurman
505 North Belt, Suite 630
Houston, Texas 77060           18,572  (3)  Common Stock        .5%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060            5,100  (2)  Common Stock        .1%

Alan Bergstrom                 10,000  (2)  Common Stock        .3%
707 Rio Grande, Suite 200
Austin, Texas 78701


E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060              578,632   Common Stock      16.1%

Ralph McElroy                   817,147(4)  Common Stock        22%
1211 Choquette
Austin, Texas, 78757

Steve Wadley                      190,917   Common Stock       5.3%
1491 Oak Springs Drive
Marietta, Georgia 30066

All directors, officers,
(five  persons)                   954,710   Common Stock      25.3%

___________________
(1) This amount includes shares owned indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. Mr. Langan has sole voting and investment power for 207,406 shares that he owns directly. Mr.
Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. This amount also includes options to purchase 130,000 shares of common stock that are presently exercisable.
(2) Includes options to purchase 5,000 shares of common stock that are presently exercisable
(3) Includes options to purchase 10,000 shares of common stock which are presently exercisable.
(4) Includes 66,545 shares of common stock which would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock which would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Our Board of Directors has adopted a policy that our affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between the us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

     In August, 1998, we acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus") in a private stock exchange transaction with the certain principal stockholders of Taurus, among whom were Eric S. Langan and Ralph McElroy. The Stock Exchange Agreement provided that we exchange one share of our common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, Mr. Langan received 402,146 shares of our common stock, and Mr. McElroy received 393,389 shares of our common stock. The terms and conditions of the Exchange were determined by the parties through arms length negotiations.

     In a transaction simultaneous to the acquisition of Taurus, we acquired certain real estate in San Antonio, Texas from Mr. McElroy. We acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired. The Convertible Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September, 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July, 2004. The Convertible Debenture is subject to redemption at our option, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the closing price of our common stock shall have equaled or exceeded $8.50 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $2.75 per share. In the event that we file a Registration Statement to register shares of our Common Stock with the Securities and Exchange Commission on Form S-3 or other similar form (except for Form S-8 or Form S-4) than we will undertake to use our best efforts to register for resale all of Mr. McElroy's shares into which the Convertible Debenture may be converted under the same Registration Statement.

     In a transaction simultaneous to the acquisition of Taurus, Taurus refinanced a mortgage on one of its real estate holdings in Houston, Texas by extinguishing this mortgage and replacing it with a Convertible Debenture secured by this real estate. The mortgagee was Mr. McElroy and Mr. McElroy received the Convertible Debenture. Taurus had purchased the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We refinanced the purchase of the property on terms more favorable to Taurus by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. We are a guarantor of this Convertible Debenture. The Convertible Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September, 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July, 2004. The Convertible Debenture is convertible into shares of our common stock at any time prior to maturity at the Conversion Price of $2.75 per share. In the event that we file a Registration Statement to register shares of our Common Stock with the Securities and Exchange Commission on Form S-3 or other similar form (except for Form S-8 or Form S-4) than we will undertake to use our best efforts to register for resale all of Mr. McElroy's shares into which the Convertible Debenture may be converted under the same Registration Statement.

     On  March  29,  1999,  Robert  L.  Watters,  our  Director,  purchased  RCI
Entertainment Louisiana, Inc. ("RCI Louisiana"), our subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note"),a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The McElroy Note, which is due July 31, 2004, bears interest at the rate of twelve percent (12%) per annum with interest being paid monthly. The principal of the McElroy Note is due in one lump sum payment. The McElroy Note is secured by (i) our convertible debenture in the original principal amount of $366,000, which we issued on August, 11, 1998, in favor of Mr. McElroy (the "Convertible Debenture") and (ii) a promissory note of Taurus Entertainment Companies, Inc. (our subsidiary) and guaranteed by us(which has a conversion feature) in the original principal amount of $286,744.61, dated August 11, 1998, in favor of Mr. McElroy, (the "Convertible Promissory Note"). Both the Convertible Debenture and the Convertible Promissory Note are secured by certain real estate holdings of us or our subsidiaries. The Watters Note is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana. In connection with the acquisition of the stock of RCI Louisiana, Mr. Watters also assumed RCI Louisiana's liabilities of approximately $1,400,000. As a condition of this transaction, Mr. Watters arranged for the release by a lender of our liability of $763,199 owed to the lender by RCI Louisiana, which we had guaranteed. We obtained an opinion from Chaffe &
Associates, Inc., a New Orleans investment banking firm, stating that the purchase price paid by Mr. Watters for RCI Louisiana was fair from a financial point of view to our shareholders. The terms of this transaction were the result of arms length negotiations between us and Mr. Watters. In connection with the sale of RCI Louisiana, Mr. Watters, and Erich Norton White, our former director, entered into agreements with us to terminate their Employment Agreements and to cancel all stock options on our common stock which they held. Further, in connection with the sale of RCI Louisiana, we entered into an Exclusive Licensing Agreement with Mr. Watters which granted Mr. Watters the right to the use of the name "Rick's Cabaret" and all logos, trademarks and service marks attendant thereto for use in the states of Louisiana, Florida, Mississippi and Alabama.

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

4.1   **     Specimen  of  the  Company's  common  stock  certificate.

4.2   *      Instruments  defining  the  rights  of  security holders, which are incorporated by reference to the Company's Form SB-2 Exhibit 4.2 as effective with the Commission on October 12, 1995.

4.3   *      Form  of  Debenture,  which  is  incorporated  by  reference to the
             Company's  Form  8-K  dated  August  11,  1998.

10.1  *      Form of Stock Exchange Agreement With Certain Taurus Holders, which is  incorporated  by  reference  to  the  Company's  Form  8-K.

10.2  *     Employment  Agreement  with  Eric  Langan,  which is incorporated by reference  to  the  Company's  Form  8-K  dated  August  11,  1998.

21.1  *     Subsidiaries,  which  is  incorporated by reference to the Company's
            Form  10-KSB  for  the  year  ended  September  30,  1998.

27.1  **    Financial  Data  Schedule
______________________
*     Incorporated  by  reference
**    Filed  herewith

(b)  Reports  on  Form  8-K.

     No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1999.

                              Rick's  Cabaret  International,  Inc.
                              By: /s/ Eric Langan
                              ------------------------------
                              Eric Langan, Director, CEO, President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature               Title                           Date
---------               -----                           ----
/s/ Eric Langan                                         December  20,  1999
----------------------   Director,  CEO,  President
    Eric Langan          and Chief Financial Officer

/s/ Michael S. Thurman                                  December  20,  1999
----------------------   Director,  COO  and
    Michael S. Thurman   V.P.-Director of Operations

/s/ Travis Reese                                        December  20,  1999
----------------------   Director  and
    Travis Reese         V.P.-Director of Technology

/s/ Robert L. Watters                                   December  20,  1999
----------------------   Director
    Robert L. Watters

/s/ Alan Bergstrom                                      December  20,  1999
----------------------   Director
    Alan Bergstrom

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            PAGE
                                                            ----
Independent Auditor's Report                                F-2

Consolidated Balance Sheets for the years ended
  September 30, 1999 and 1998                               F-3

Consolidated Statements of Operations for the years ended
  September 30, 1999 and 1998                               F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1999 and 1998           F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1999 and 1998                               F-6

Notes to Consolidated Financial Statements                  F-7

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                        /s/ Jackson  &  Rhodes  P.C.


Dallas,  Texas
December  1,  1999

                       RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 1999 AND 1998


                                 ASSETS
                                                                         1999          1998
                                                                     ------------  ------------
 Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   378,161   $   597,644
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .      225,565        58,023
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      115,773        94,633
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .      102,031        34,876
   Land held for sale . . . . . . . . . . . . . . . . . . . . . . .      200,000       569,069
                                                                     ------------  ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . .    1,021,530     1,354,245
                                                                     ------------  ------------
 Property and equipment:
   Buildings, land and leasehold improvements . . . . . . . . . . .    8,324,297     9,851,798
   Furniture and equipment. . . . . . . . . . . . . . . . . . . . .    1,569,767     1,609,031
                                                                     ------------  ------------
                                                                       9,894,064    11,460,829
   Less accumulated depreciation. . . . . . . . . . . . . . . . . .   (1,340,343)   (1,213,557)
                                                                     ------------  ------------
                                                                       8,553,721    10,247,272
                                                                     ------------  ------------
 Other assets:
   Goodwill, less accumulated amortization of $386,066 and $91,924.    2,839,745     3,154,804
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      223,141       112,025
                                                                     ------------  ------------
                                                                       3,062,886     3,266,829
                                                                     ------------  ------------
                                                                     $12,638,137   $14,868,346
                                                                     ============  ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long-term debt (Note 5) . . . . . . . . . . .  $   375,622   $   718,636
   Accounts payable - trade . . . . . . . . . . . . . . . . . . . .      514,447     1,179,410
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .      115,752       344,032
                                                                     ------------  ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . .    1,005,821     2,242,078
 Long-term debt, less current portion (Note 5). . . . . . . . . . .    4,282,777     6,015,903
                                                                     ------------  ------------
         Total liabilities. . . . . . . . . . . . . . . . . . . . .    5,288,598     8,257,981
                                                                     ------------  ------------
 Commitments and contingencies (Note 8) . . . . . . . . . . . . . .            -             -
 Minority interests . . . . . . . . . . . . . . . . . . . . . . . .       34,247        11,896
 Stockholders' equity (Notes 1 and 10):
   Preferred stock - $.10 par, authorized
     1,000,000 shares; none issued. . . . . . . . . . . . . . . . .            -             -
   Common stock - $.01 par, authorized
     15,000,000 shares;  issued 3,613,678 and 3,233,677 shares. . .       36,137        32,337
   Additional paid-in capital . . . . . . . . . . . . . . . . . . .    9,727,309     8,973,714
   Retained earnings (deficit). . . . . . . . . . . . . . . . . . .   (2,448,154)   (2,407,582)
                                                                     ------------  ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . . .    7,315,292     6,598,469
                                                                     ------------  ------------
                                                                     $12,638,137   $14,868,346
                                                                     ============  ============

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                     1999         1998
                                                 ------------  -----------
 Revenues:
   Sales of alcoholic beverages . . . . . . . .  $ 4,511,205   $4,028,988
   Sales of food. . . . . . . . . . . . . . . .    1,035,178      515,821
   Service revenues . . . . . . . . . . . . . .    4,229,426    3,010,999
   Other. . . . . . . . . . . . . . . . . . . .      605,618      275,723
                                                 ------------  -----------

                                                  10,381,427    7,831,531
                                                 ------------  -----------

 Operating expenses:
   Cost of goods sold . . . . . . . . . . . . .    1,437,553    1,102,556
   Salaries and wages . . . . . . . . . . . . .    3,637,637    2,653,558
   Other general and administrative:
     Taxes and permits. . . . . . . . . . . . .    1,408,115      831,388
     Charge card fees . . . . . . . . . . . . .      187,428      160,474
     Rent . . . . . . . . . . . . . . . . . . .      264,988      395,038
     Legal and accounting . . . . . . . . . . .      716,545      355,186
     Advertising. . . . . . . . . . . . . . . .      585,470      488,224
     Other. . . . . . . . . . . . . . . . . . .    2,102,031    2,065,934
                                                 ------------  -----------

                                                  10,339,767    8,052,358
                                                 ------------  -----------

 Income (loss) from operations. . . . . . . . .       41,660     (220,827)

 Other income (expense)
   Interest expense . . . . . . . . . . . . . .     (545,829)    (384,037)
   Gain on sale of subsidiary . . . . . . . . .      169,955            -
   Excess of insurance proceeds over fire loss.      290,769            -
   Loss on lease termination. . . . . . . . . .     (219,780)           -
   Other. . . . . . . . . . . . . . . . . . . .      222,653            -
                                                 ------------  -----------

 Net loss . . . . . . . . . . . . . . . . . . .  $   (40,572)  $ (604,864)
                                                 ============  ===========

 Basic loss per common share. . . . . . . . . .  $     (0.01)  $    (0.28)
                                                 ------------  -----------
 Weighted average shares outstanding. . . . . .    3,355,969    2,169,017
                                                 ============  ===========

           See accompanying notes to consolidated financial statements.

                          RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                               Common Stock     Additional     Retained
                                            ------------------
                                            Number of             Paid-in      Earnings
                                             Shares    Amount     Capital     (Deficit)       Total
                                            ---------  -------  -----------  ------------  -----------
 Balance, September 30, 1997 . . . . . . .  2,057,461  $20,575  $ 5,960,880  $(1,802,718)  $4,178,737

 Acquisition of Taurus Entertainment
      Companies, Inc.. . . . . . . . . . .    721,713    7,217    2,000,533            -    2,007,750

 Acquisition of Minnesota property . . . .     73,816      738      181,405            -      182,143

 Shares issued for accounts payable. . . .     22,000      220       59,483            -       59,703

 Sales of common stock for cash. . . . . .    358,687    3,587      771,413            -      775,000

 Net income (loss) . . . . . . . . . . . .          -        -            -     (604,864)    (604,864)
                                            ---------  -------  -----------  ------------  -----------

 Balance, September 30, 1998 . . . . . . .  3,233,677   32,337    8,973,714   (2,407,582)   6,598,469

 Sales of common stock for cash. . . . . .    312,501    3,125      621,877            -      625,002

 Issuance of common stock for services . .     67,500      675       63,065            -       63,740

 Stock options issued for future services.          -        -       30,000            -       30,000

 Stock options issued as compensation. . .          -        `       38,653            -       38,653

 Net income (loss) . . . . . . . . . . . .          -        -            -      (40,572)     (40,572)
                                            ---------  -------  -----------  ------------  -----------

 Balance, September 30, 1999 . . . . . . .  3,613,678  $36,137  $ 9,727,309  $(2,448,154)  $7,315,292
                                            =========  =======  ===========  ============  ===========

           See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                             1999          1998
                                                         ------------  ------------
 Net loss . . . . . . . . . . . . . . . . . . . . . . .  $   (40,572)  $  (604,864)

 Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
   Depreciation and amortization. . . . . . . . . . . .      630,001       440,055
   Issuance of common stock for services. . . . . . . .       63,740             -
   Stock options issued as compensation . . . . . . . .       38,653             -
   Loss on lease termination. . . . . . . . . . . . . .      219,780             -
   Minority interest. . . . . . . . . . . . . . . . . .       22,351        (6,826)
   Gain on sale of subsidiary . . . . . . . . . . . . .     (169,955)            -
   Excess of insurance proceeds over fire loss. . . . .     (290,769)            -
   Loss on sale of land . . . . . . . . . . . . . . . .            -        33,650
   Other. . . . . . . . . . . . . . . . . . . . . . . .            -        15,169
   Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . .     (520,169)      (56,975)
     Inventories. . . . . . . . . . . . . . . . . . . .      (56,866)      (31,935)
     Prepaid expenses and other assets. . . . . . . . .      (68,981)      126,620
     Accounts payable and accrued liabilities . . . . .     (370,560)      512,278
     Income taxes payable/receivable. . . . . . . . . .            -
                                                         ------------
       Net cash provided (used) by operating activities     (543,347)      427,172
                                                         ------------  ------------

 Cash flows from investing activities:
   Additions to property and equipment and goodwill . .   (1,038,600)   (1,089,467)
   Insurance proceeds -- fire damage. . . . . . . . . .      496,625             -
   Cash in subsidiary sold. . . . . . . . . . . . . . .     (171,899)            -
   Proceeds from sale of subsidiary . . . . . . . . . .    1,057,327             -
   Proceeds from sale of land . . . . . . . . . . . . .            -       782,002
                                                         ------------  ------------
       Net cash provided (used) by investing activities      343,453      (307,465)
                                                         ------------  ------------

 Cash flows from financing activities:
   Common stock issued, less offering costs . . . . . .      625,002       775,000
   Increase in long-term debt . . . . . . . . . . . . .        9,057             -
   Payments on long-term debt . . . . . . . . . . . . .     (653,648)     (654,473)
                                                         ------------  ------------
       Net cash provided (used) by financing activities      (19,589)      120,527
                                                         ------------  ------------

 Net increase (decrease) in cash. . . . . . . . . . . .     (219,483)      240,234

 Cash at beginning of year. . . . . . . . . . . . . . .      597,644       357,410
                                                         ------------  ------------

 Cash at end of year. . . . . . . . . . . . . . . . . .  $   378,161   $   597,644
                                                         ============  ============


 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . .  $   501,864   $   380,560
                                                         ============  ============

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

1.     ORGANIZATION

Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding capital stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering. The Company originally owned a premiere adult nightclub offering topless entertainment and restaurant and bar operations and a non-sexually oriented bar in Houston, Texas. The Company opened another premier adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana in January 1997 (sold in 1999 - see
Note 4), and during the year ended September 30, 1998, the Company opened another premier adult nightclub in a facility purchased in Minneapolis, Minnesota. Also during the year ended September 30, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus"), a publicly held company which also owns adult nightclubs (see Note 3). In December 1998, the Company opened another premier adult nightclub in north Houston, located near George Bush Intercontinental Airport in premises leased from a subsidiary of Taurus.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Net  Loss  Per  Common  Share

In  March  1997,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share. All share and per share information in the accompanying financial statements has been retroactively adjusted to reflect the effects of a 1-for-2 reverse split of the Company's common shares in March 1999.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Advertising  Costs

During 1997, the Company deferred costs of approximately $101,000 which represents expenditures incurred to develop a new advertising campaign which will be used in other locations during the next eighteen months. These costs are for logo design, artwork and ad layouts, a photographic library and the associated creative fees. These costs are being amortized over eighteen months. Amortization amounted to approximately $49,000 during the year ended September 30, 1998.

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

Purchase price, based on value
    of common stock issued (including 300,000
    shares issued as a commission on the transaction)  $2,007,750
Book value of net assets acquired . . . . . . . . . .    (174,176)
                                                       -----------

Purchase price in excess of net assets acquired . . .  $1,833,574
                                                       ===========

Allocation of purchase price in excess of net assets acquired:

Increase in property, plant and equipment to
    fair market value . . . . . . . . . . . . . . . .  $1,031,000
Goodwill. . . . . . . . . . . . . . . . . . . . . . .     802,574
                                                       -----------

Total . . . . . . . . . . . . . . . . . . . . . . . .  $1,833,574
                                                       ===========

The following unaudited pro forma consolidated information for the years ended September 30, 1998 gives effect to the transaction as if it had occurred at the beginning of that year. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITION  (CONTINUED)

of operations that would have been achieved had the transaction been completed as of the beginning of each year, nor are they indicative of the Company's future results of operations.

                                      1998
                                  ------------
Revenues . . . . . . . . . . . .  $10,947,305
                                  ------------
Loss before cumulative effect of
    accounting change. . . . . .  $(1,166,340)
                                  ------------
Net loss . . . . . . . . . . . .  $(1,166,340)
                                  ------------
Net loss per common share. . . .  $     (0.23)
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

4.     SALE  OF  SUBSIDIARY

On March 29, 1999 an investment partnership, headed by Eric Langan, President of the Company, and another investor, acquired all of Robert Watters' outstanding share of stock of the Company. At the same time, the Company sold one of its subsidiaries, RCI Entertainment Louisiana, Inc, which operates a Rick's Cabaret in New Orleans, Louisiana, to Mr. Watters for the purchase price of $2,200,000, consisting of $1,057,327 in cash, a $652,744 secured promissory note made by one of the purchasers of Mr. Watters' stock, a $326,773 secured promissory note made by Mr. Watters, and the cancellation by Mr. Watters of the Company's $163,156 debt to him. The Company recorded a $169,955 gain on the sale.

5.     LONG-TERM  DEBT

Following  is  a  summary  of  long-term  debt  at  September  30:

                                                    1999     1998
                                                    -----  --------
Note payable to a bank, payable $10,000 per month,
plus interest at 8.5%, subsidiary sold in 1999 . .  $   -  $117,749

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM  DEBT  (CONTINUED)

                                                                   1999         1998
                                                                -----------  -----------
Note payable to a bank, payable $9,919 per month,
including interest at 8.5%, matures July 2002,
Subsidiary sold in 1999. . . . . . . . . . . . . . . . . . . .  $        -   $  740,427
Note payable to a bank, payable $8,122 per month,
including interest at the prime rate plus 1%, matures
December 2001, collateralized by land and building
in Houston, Texas. . . . . . . . . . . . . . . . . . . . . . .     502,027      562,308
12% convertible debenture, payable monthly (interest
only) until maturity July 2004.  See Note 9. . . . . . . . . .           -      364,000
10% note payable to an individual, payable $12,314
per month, including interest, matured August 1999.. . . . . .           -      128,922
9% notes payable to an individual, monthly payments
aggregating $22,732, including interest, maturing in
2018.  Collateralized by real estate in Minneapolis,
Minnesota.  See Note 3.. . . . . . . . . . . . . . . . . . . .   2,449,511    2,499,364
 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; collateralized by real estate. . . . . .      55,169       55,443
 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; collateralized by real estate. . . . . .      62,557       62,868
 Note payable to corporation maturing December 2000,
 due in monthly principal installments of $2,000 plus
 interest at 9%; collateralized by real estate.. . . . . . . .           -      147,854
 Note payable to individual maturing July 2004,
 due in monthly installments of $2,868 including principal
 and interest at 12%; collateralized by real estate. . . . . .           -      286,745
 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; collateralized by real estate. . . . . . . . . . . . .     308,202      310,455

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM  DEBT  (CONTINUED)

                                                                   1999         1998
                                                                -----------  -----------
 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; collateralized by real estate.  $  411,478   $  528,970
 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, collateralized by real estate. . .     547,464      556,566
 Various notes, at interest rates ranging from 6% to 12%,
 payable in monthly installments, including interest,
 aggregating approximately $8,500, collateralized by
 real estate.. . . . . . . . . . . . . . . . . . . . . . . . .     321,991      372,868
                                                                -----------  -----------
                                                                 4,658,399    6,734,539
 Less current maturities . . . . . . . . . . . . . . . . . . .    (375,622)    (718,636)
                                                                -----------  -----------
                                                                $4,282,777   $6,015,903
                                                                ===========  ===========

Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 8.5% at September 30, 1999. Following are the maturities of long-term debt for the years ending September 30:

                 2000. . . .  $  375,622
                 2001. . . .     300,716
                 2002. . . .     301,859
                 2003. . . .     605,804
                 2004. . . .     294,878
                 Thereafter.   2,779,520
                              ----------
                              $4,658,399
                              ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     INCOME  TAXES

Income tax expense (benefit) consisted of current taxes for 1999 and 1998. Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                            1999        1998
                                          ---------  ----------
Tax credit on loss before income
    taxes at the statutory rate. . . . .  $(13,000)  $(384,996)
Separate return limitation - unavailable
    loss carrybacks. . . . . . . . . . .    13,000     384,996
                                          ---------  ----------
                                          $      -   $       -
                                          =========  ==========

The components of the net deferred tax asset/liability are as follows at September 30:

Operating loss carryforwards . . . . .  $(1,140,000)  $(1,139,000)
Deferred tax asset valuation allowance    1,140,000     1,139,000
                                        ------------  ------------
                                        $         -   $         -
                                        ============  ============

For tax purposes, the Company has a net operating loss carryforward amounting to approximately $3,425,000 which will expire, if not utilized, beginning in 2012.

7.     RELATED  PARTY  TRANSACTIONS

During 1998, the Company paid $33,000 for accounting services to an accounting firm in which a director of the Company was a principal.

8.     COMMITMENTS  AND  CONTINGENCIES

Leases

The Company leases corporate office facilities. Following is a schedule of minimum lease payments for the years ending September 30:

                 2000. . . .  $  13,536
                 2001. . . .     13,536
                 2002. . . .     14,382
                 2003. . . .     15,228

Concentration  of  Credit  Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

On October 15, 1998, All City Beverage and Entertainment, Inc. initiated litigation against one of the Company's subsidiaries in a case styled All City Beverage and Entertainment, Inc. v. Taurus Entertainment Companies, Inc.("Taurus"), Cause No. 98- 49119, in the 61st Judicial District Court of Harris County, Texas. The suit seeks damages in the amount of $25,000 and 175,000 shares of common stock of Taurus in connection with an Asset Purchase Agreement between All City Beverage and Entertainment, Inc. and Taurus. Taurus has filed a counter-claim asserting that there were undisclosed obligations which Taurus was required to pay. The counter-claim sought damages in an amount in excess of $25,000. This matter was dismissed for want of prosecution.

On April 20, 1999 the Company was served as a defendant in litigation that was filed on February 23, 1999. The lawsuit is styled John M. Skora and Robert Martin v. Trumps, Inc., Rick's Cabaret International, Inc., RCI Entertainment (Texas), Inc., and Robert L. Watters, Cause No. 1999-09394, in the 11th Judicial District Court of Harris County, Texas. The plaintiffs claim that they purchased a dance from one of the dancers at one of the Company's nightclubs and paid for the dance by the use of their credit card. The plaintiffs assert that the Company violated the Texas Finance Code by imposing a surcharge for credit card use. The Company has denied this allegation. The plaintiffs seek reimbursement for all alleged surcharges, plus statutory penalties, attorney fees and interest as may be allowed by law. The Company intends to vigorously defend itself in this matter.

In January, 1999, the Company as named as a defendant in McGill v. RCI Entertainment (Minnesota) Inc., No. 98-2742, U.S. District Court, Minnesota. The plaintiffs have asserted claims for under federal and state civil rights acts for discrimination and harassment. The case is in the discovery stage. The Company intends to vigorously defend itself.

In June, 1999, the Company was named as defendant in Hubka v. RCI Entertainment (Minnesota). Inc., No. CT 99-009560, Hennepin County District Court. The plaintiff has

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation  (Continued)

asserted claims under the Minnesota Human Rights Act and for negligence. The case is in the discovery stage. The Company intends to vigorously defend itself.

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

In May, 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston, Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Sexually  Oriented  Business  Ordinance  of  Houston,  Texas  (Continued)

sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Houston, Texas Ordinance.

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

The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in an appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse impact on the Company's future.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other

The Company presently has a three year employment agreement with Eric Langan (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement, which extends through 2001, provides for an annual base salary of $171,600. The Agreement also allows for an annual bonus, at the discretion of the Board of Directors (excluding Mr. Langan), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with the Company upon the expiration of the Agreement.

Uncertainty  Due  to  the  Year  2000  Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could impact the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company will be fully resolved.

9.     EMPLOYEE  STOCK  OPTION  PLAN

In 1995 the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") (collectively, "the Plans"). The options granted under the Plans maybe either Incentive Stock Options, as that term is defined in
Section 422A of the Internal Revenue Code of 1986, as amended, or nonstatutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plans are administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares could be optioned and sold under the 1995 Plan and 500,000 shares under the 1999 Plan. The Company does not plan to issue any other options under the 1995 Plan.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EMPLOYEE  STOCK  OPTION  PLAN  (CONTINUED)

During the year ended September 30, 1999 and 1998, options were granted as follows:

                                             Weighted             Weighted
                                              Average              Average
                                             Exercise             Exercise
                                    1999       Price      1998      Price
                                  ---------  ---------  --------  ---------
Outstanding at beginning of year   300,000   $    2.23  105,000   $    2.50
Granted. . . . . . . . . . . . .   125,000   $    2.04  230,000   $    2.23
Expired. . . . . . . . . . . . .  (232,500)  $    2.23  (35,000)  $    2.50
Exercised. . . . . . . . . . . .         -                    -
Outstanding at end of year . . .   192,500   $    2.15  300,000   $    2.23
                                  ---------             --------
Exercisable at end of year . . .   167,500   $    2.06   50,000   $    2.08
                                  ---------             --------

SFAS  123

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

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, compensation expense amounted to $10,890 for the year ended September 30, 1999. The Company recorded an additional $27,763 in expense for 1999 under SFAS 123 for options issued to non-employees.

Pro forma disclosures as required by SFAS 123 for the fiscal years ended September 30, 1999 and 1998 are as follows:

                                  1999        1998
                               ----------  ----------
 Pro forma net loss . . . . .  $(176,374)  $(634,407)
                               ----------  ----------
 Pro forma net loss per share  $   (0.05)  $   (0.15)
                               ----------  ----------

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EMPLOYEE  STOCK  OPTION  PLAN  (CONTINUED)

The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 4.5%; volatility factor of 374%; and an expected life of the awards of one year. The weighted average assumptions for 1998 were: risk-free interest rate of 4.4%; volatility factor of 127%; and an expected life of the awards of one to four years. The weighted average contractual life of the outstanding options at September 30, 1999 was
4.1  years.

10.     STOCKHOLDERS'  EQUITY

The Company has outstanding 160,000 warrants to purchase its common stock as a result of its public offering. The warrants are exercisable at $4.35 per share until October 2000.

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

Taurus purchased real estate in Houston, Texas from Ralph McElroy, a principal stockholder of the Company, where Taurus operates an XTC Cabaret. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six-year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September 1998. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $2.75 per share.

In connection with the sale of the Company's subsidiary in 1999 (Note 4), the Company received a note receivable from the holder of the two debentures above which is equal in amount and rate to the debentures above. The Company has offset these notes receivable and payable in the accompanying balance sheet at September 30, 1999.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     ACCOUNTING  DEVELOPMENTS

SFAS  130

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

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has not had an effect on the Company's financial statements, since the Company presently only operates in one segment of business, the operation of adult night clubs.

SFAS  132

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

SFAS  133

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     ACCOUNTING  DEVELOPMENTS  (CONTINUED)

SFAS  133  (Continued)

in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.