Form 10QSB
period 1999-12-31
RICKS CABARET INTERNATIONAL INC
filed 2000-02-10
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  December 31, 1999

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

                         505 North Belt Drive Suite 630
                              Houston, Texas 77060
          (Address of principal executive offices, including zip code)

                                 (281) 820-1181
              (Registrant's telephone number, including area code)


     Check  whether the issuer (1) has filed all reports required to be filed by
Section  13  or  5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On February 1, 2000, there were approximately 3,613,678 shares of common stock, $.01 par value, outstanding.

     Transitional  Small  Business Disclosure Format (check one); Yes [ ] No [x]

                       RICK'S CABARET INTERNATIONAL, INC.

                                    CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Consolidated Balance Sheets as of December 31, 1999 (unaudited) and September 30, 1999 (audited)

Consolidated  Statements  of  Operations for the three months ended December 31,
1999  and   1998  (unaudited)

Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 (unaudited)

Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - ASSETS



                                                  12/31/99      9/30/99
                                                  (AUDITED)   (UNAUDITED)
CURRENT ASSETS
  Cash                                          $   414,333   $   378,161
  Accounts receivable                               229,623       225,565
  Prepaid expenses                                   38,613       102,031
  Inventories                                       131,636       115,773
  Land held for sale                                200,000       200,000
                                                ------------  ------------
Total current assets                              1,014,205     1,021,530
                                                ------------  ------------
PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements     8,475,244     8,324,297
  Furniture and equipment                         1,620,565     1,569,767
                                                ------------  ------------
                                                 10,095,809     9,894,064

  Accumulated depreciation                       (1,432,357)   (1,340,343)
                                                ------------  ------------

                                                  8,663,452     8,553,721
                                                ------------  ------------
OTHER ASSETS
  Goodwill less accumulated amortization          2,797,239     2,839,745
  Other                                             218,468       223,141
                                                ------------  ------------

                                                  3,015,707     3,062,886
                                                ------------  ------------
                                                $12,693,364   $12,638,137
                                                ============  ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   12/31/99       9/30/99
CURRENT LIABILITIES
  Current portion of long term debt             $   376,306   $   375,622
  Accounts payable - trade                          405,389       514,447
  Accrued expenses                                  266,899       115,752
                                                ------------  ------------

    Total current liabilities                     1,048,594     1,005,821

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debts less current portion            4,190,512     4,282,777
                                                ------------  ------------
Total Liabilities                                 5,239,106     5,288,598
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                   27,643        34,247

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                  ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 3,613,678 and 3,613,678                   36,137        36,137
  Additional paid in capital                      9,754,606     9,727,309
  Retained earnings (deficit)                    (2,364,128)   (2,448,154)
                                                ------------  ------------
Total stockholder's equity                        7,426,615     7,315,292
                                                ------------  ------------
                                                $12,693,364   $12,638,137
                                                ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 AND
                                      1998


                                          1999         1998
                                       (UNAUDITED)  (UNAUDITED)
REVENUES
  Sales of alcoholic beverages        $ 1,104,583   $1,390,370
  Sales of food                           150,376      149,532
  Service revenues                      1,218,678    1,344,725
  Other                                   244,538      433,342
                                      ------------  -----------
                                        2,718,175    3,317,969
                                      ------------  -----------
OPERATING EXPENSES
  Cost of goods sold                      363,779      487,859
  Salaries and wages                      910,156    1,004,943
  Other general and administrative
      Taxes and permits                   405,501      288,696
      Charge card fees                     39,085       57,507
      Rent                                 11,490      135,155
      Legal and accounting                112,066      142,108
      Advertising                         197,405      198,423
      Other                               494,402      577,471
                                      ------------  -----------
                                        2,533,884    2,892,162
                                      ------------  -----------
INCOME (LOSS) FROM OPERATIONS             184,291      425,807

  Interest income                           8,412          511
  Interest Expense                       (108,677)    (143,244)
                                      ------------  -----------
Net Income                            $    84,026   $  283,074
                                      ============  ===========


                                          1999         1998
                                       (UNAUDITED)  (UNAUDITED)

NET INCOME (LOSS) PER COMMON SHARE    $      0.03   $     0.09
                                      ============  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING     3,613,678    3,253,702
                                      ============  ===========

                   RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                    1999         1998
(UNAUDITED)                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                               $    84,026   $ 283,074
ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                     92,015      94,708
    Amortization of goodwill                         39,928      62,360
    Minority interests                               (6,604)     (7,186)
    Changes in assets and liabilities:
        Accounts receivable                          (4,058)    (52,229)
        Prepaid expenses                             63,418    (173,133)
        Inventories                                 (15,863)     (1,541)
        Accounts payable and accrued expenses        42,772     392,514
                                                ------------  ----------
Cash provided by operating activities               295,634     598,567
                                                ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                (201,745)   (330,490)
    Increase in other assets                         34,548     (12,946)
                                                ------------  ----------
Cash used by investing activities                  (167,197)   (343,436)
                                                ------------  ----------

                                         12/31/99     9/30/99
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in long term debt                ---     (96,703)
    Payments on long term debt            (92,265)   (243,852)
                                       -----------  ----------
Cash used by financing activities         (92,265)   (340,555)
                                       -----------  ----------


NET (DECREASE) IN CASH                     36,172     (85,424)

CASH AT BEGINNING OF PERIOD               378,161     597,644
                                       ===========  ==========
CASH AT END OF PERIOD                  $  414,333   $ 512,220
                                       ===========  ==========
CASH PAID DURING PERIOD FOR:

    Interest                           $  108,677   $ 143,244

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1999

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 10-KSB for the year ended September 30, 1999.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of operations of Taurus Entertainment Companies, Inc with our operations and management, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


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

     Our revenues are derived from the sale of liquor, beer, wine and food, cover charges and other income. We anticipate significant revenue from Internet operations to begin during fiscal 2000. Our fiscal year end is September 30.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,1999 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998.


     For the quarter ended December 31, 1999, the Company had consolidated total revenues of $2,718,175 a decrease of $599,794 from the fiscal quarter ended December 31, 1998 of $3,317,969. The decrease in revenues compared to the first quarter ended December 31, 1998 was due to the sales of Company's location in New Orleans, Louisiana.

     Cost of goods sold were 29.0% and 31.7% of sales of alcoholic beverages and food for the first quarters of fiscal 2000 and 1999, respectively. The decrease in fiscal 2000 was due primarily to the continuing efforts of management to achieve reductions in cost of goods sold through improved inventory management. The Company continues to aggressively decrease costs throughout all of its locations by improving menu offerings, reducing food inventory stocks and spoilage, and by modifying buying procedures.

     Payroll and related costs were $910,156 for the first quarter in 2000 compared to $1,004,943 for the same fiscal period in 1999. The decrease was a reflection of the reduction in personnel experienced by the Company as it sold its location in New Orleans, Louisiana. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses decreased 8.5% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The decrease was due primarily to reductions in rent related to Company's location in New
Orleans,  Louisiana  and  in  credit  card  fees.

     Interest  expense  in  the  first  quarter  of  fiscal  2000  was $108,677.

     Net income for the first quarter of fiscal 2000 was $84,026 compared to income of $283,074 for the first quarter of fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999 the Company has negative working capital of $(34,389) compared to positive working capital of $15,709 at September 30, 1999. The increase in working capital is due primarily to the expenditure of cash resources in building and opening the company's newest location in North
Houston,  which  opened  in  mid-December,  1998.

     Net cash provided by operating activities in the first quarter of fiscal 2000 was $309,283 compared to $598,567 for the same period in fiscal 1999. The decrease in cash provided by operating activities was due primarily to the sale of land in the FY 1998 quarter, which provided cash of $815,162.

     Net cash used in investing activities was $(180,846), which resulted from additions to property and equipment.

     The Company's new location in North Houston opened in December, 1998. The Minneapolis, Minnesota location opened in March, 1998 and the increase in revenues arose primarily from the sales for these new locations as well as increased sales at the company s location in New Orleans. In August, 1998, the Company acquired Taurus Entertainment Companies, Inc. The Company continues to study potential acquisition candidates, which would contribute to overall revenue growth and profitability.

     Depreciation and Amortization was $166,614 for the quarter ended December 31, 1999 compared to $157,068 for the comparable quarter in the prior fiscal year.

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

     During the three months ended December 31, 1998, the Company provided $598,567 cash from operations. Amortization and depreciation expense recorded during the period ended December 31, 1998 was $157,068. Management believes that the cash provided by operation is a positive trend indicating the impact, which an additional location can have on overall overhead coverage and operating results. The Company continually reviews potential acquisition candidates for suitability.

SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March.

Year  2000  Issues

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally or externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.

PART  II  -  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K


(A)     Exhibits

               Exhibit  27.1  Financial  Data  Schedule

     (B)     Reports  on  Form  8-K

None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        RICK'S CABARET INTERNATIONAL, INC.

Date:  February 10, 2000                By: /s/ Eric S. Langan
                                        -----------------------------------
                                        Eric S. Langan, Chairman, President
                                        and Chief Accounting Officer