Form 10QSB
period 2000-03-31
RICKS CABARET INTERNATIONAL INC
filed 2000-05-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                            --------------------------
                                   FORM 10-QSB
                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended: March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  File  Number:  0-26958

                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Texas                                           76-0458229
    (State or other jurisdiction                              IRS Employer
  of incorporation or organization)                         Identification  No.)

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

On May 9, 2000, there were 3,699,178 shares of common stock, $.01 par value, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one);  Yes [ ] No [X]

                       RICK'S CABARET INTERNATIONAL, INC.

                                    CONTENTS
                                    --------

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.  Financial  Statements

          Consolidated Balance Sheets as of March 31, 2000 (unaudited) and September 30, 1999 (audited)

          Consolidated Statements of Operations for the three and six months ended March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 (unaudited)

          Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART  II  -  OTHER  INFORMATION
-------------------------------

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  5.  Other  Events

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                3/31/2000      9/30/99
                                               (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                         $   390,646   $   378,161
  Accounts receivable                              309,793       225,565
  Prepaid expenses                                 158,864       102,031
  Inventories                                      122,579       115,773
  Land held for sale                               200,000       200,000
                                               ------------  ------------

    Total current assets                         1,181,882     1,021,530
                                               ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements     8,519,711     8,324,297
  Furniture & equipment                          1,625,170     1,569,767
                                               ------------  ------------

                                                10,144,881     9,894,064

  Accumulated depreciation                      (1,517,966)   (1,340,343)
                                               ------------  ------------

                                                 8,626,915     8,553,721
                                               ------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization         2,757,311     2,839,745
  Other                                            184,740       223,141
                                               ------------  ------------

                                                 2,942,051     3,062,886
                                               ------------  ------------

                                               $12,750,848   $12,638,137
                                               ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                            3/31/2000      9/30/99
                                           (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt        $   323,478   $   375,622
  Accounts payable - trade                     451,948       514,447
  Accrued expenses                             324,983       115,752
                                           ------------  ------------

    Total current liabilities                1,100,409     1,005,821

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion        4,120,525     4,282,777
                                           ------------  ------------

  Total Liabilities                          5,220,934     5,288,598
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES                      ---           ---

MINORITY INTERESTS                              26,778        34,247

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 3,699,178 and 3,613,678              36,992        36,137
  Additional paid in capital                 9,943,550     9,727,309
  Retained earnings (deficit)               (2,477,406)   (2,448,154)
                                           ------------  ------------

      Total stockholder's equity             7,503,136     7,315,292
                                           ------------  ------------

                                           $12,750,848   $12,638,137
                                           ============  ============

                             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                            FOR  THE  THREE  MONTHS     FOR  THE SIX MONTHS
                                                  ENDED  MARCH  31,       ENDED  MARCH  31,
                                                  2000        1999          2000         1999
REVENUES
  Sales                                     $2,841,515   $3,096,483     $5,559,690   $6,414,452
                                            -----------  -----------    -----------  -----------

OPERATING EXPENSES
  Cost of goods sold                           467,679      402,846        831,458      890,705
  Salaries and wages                           988,057      965,646      1,898,213    1,970,589
  Other general and administrative
      Taxes and permits                        435,156      503,355        840,657      792,051
      Charge card fees                          39,961       34,982         79,046       92,489
      Rent                                      15,235      132,879         26,725      268,034
      Legal and accounting                     173,988      185,689        286,054      327,797
      Advertising                              210,737      112,231        408,142      310,654
      Other                                    527,070      566,868      1,021,472    1,144,339
                                            -----------  -----------    -----------  -----------
                                             2,857,883    2,904,496      5,391,767    5,796,658
                                            -----------  -----------    -----------  -----------
INCOME/(LOSS) FROM OPERATIONS                  (16,368)     191,987        167,923      617,794

  Interest Expense                            (104,834)    (167,182)      (213,511)    (310,426)
  Interest Income                                7,924          145         16,336          656
  Loss on Termination of Lease                       0     (219,780)             0     (219,780)
  Gain on Sale of Subsidiary                         0      347,991              0      347,991
                                            -----------  -----------    -----------  -----------

NET INCOME/(LOSS) BEFORE                      (113,278)     153,161        (29,252)     436,235
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                                0      256,592              0      256,592
                                            -----------  -----------    -----------  -----------

NET INCOME/(LOSS)                           $ (113,278)  $  409,753     $  (29,252)  $  692,827
                                            ===========  ===========    ===========  ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                       $    (0.03)  $     0.05     $    (0.01)  $     0.13
  EXTRAORDINARY ITEM                              0.00         0.08           0.00         0.08
                                            -----------  -----------    -----------  -----------
  NET INCOME (LOSS)                         $    (0.03)  $     0.13     $    (0.01)  $     0.21
                                            ===========  ===========    ===========  ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                  3,683,845    3,273,727      3,648,761    3,263,727
                                            ===========  ===========    ===========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                                      2000         1999
                                                   (UNAUDITED)  (UNAUDITED)
NET INCOME/(LOSS)                                  $  (29,252)  $  692,827

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                     260,057      236,013
    Gain on fire damage and disposal of assets              0     (247,865)
    Loss on termination of lease                            0      219,780
    Gain on sale of subsidiary                              0     (347,991)
    Minority Interest                                  (7,469)       8,390
    Changes in assets and liabilities:
        Accounts receivable                           (84,228)    (611,271)
        Prepaid expenses                              (56,833)    (155,360)
        Inventories                                    (6,806)          90
        Other assets                                   38,401       52,747
        Accounts payable and accrued expenses         146,732     (383,583)
                                                    ----------  -----------
    Cash provided (used) by operating expenses        260,602     (536,224)
                                                    ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                  (250,817)    (239,316)
    Proceeds from insurance on fire damage                  0      504,457
    Proceeds from sale of subsidiary                        0    1,057,327
                                                    ----------  -----------
    Cash provided (used) by investing activities     (250,817)   1,322,468
                                                    ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs          217,086            0
    Payments on long-term debt                       (214,386)    (187,904)
                                                    ----------  -----------
    Cash provided (used) by financing activities        2,700     (187,904)
                                                    ----------  -----------

NET (INCREASE) IN CASH                                 12,485      598,340

CASH AT BEGINNING OF PERIOD                           378,161      597,644
                                                    ----------  -----------
CASH AT END OF PERIOD                              $  390,646   $1,195,984
                                                    ==========  ===========

CASH PAID DURING PERIOD FOR:

    Interest                                       $  104,834    $ 167,182
                                                    ==========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


2.   SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment. Since the web-sites operation started in October 1999, there is no comparison to the previous year of operation.

                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                         ENDED MARCH 31, 2000    ENDED MARCH 31, 2000
REVENUES
  Internet Web-sites    $             133,267   $             183,131
  Clubs operation                   2,708,248               5,376,559
                                -------------            -------------
                        $           2,841,515   $           5,559,690
                                =============            =============

NET INCOME/(LOSS)
  Internet Web-sites    $            (194,724)  $            (270,392)
  Clubs operation                     221,491                 493,466
  Corporate expenses                 (140,045)               (252,326)
                                -------------            -------------
                        $            (113,278)  $             (29,252)
                                =============            =============

PROPERTY & EQUIPMENT
  Internet Web-sites                            $             233,822
  Clubs operation                               $           8,393,033
                                                         -------------
                                                $           8,626,915
                                                         =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESAULTS OF OPERATIONS

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

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of operations of Taurus Entertainment Companies, Inc with our operations and management, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com and www.amateurdan.com, and www.smutdog.com. These web sites
                       ------------------
were launched in October, 1999. We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment and restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and two adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota. We have also entered into a letter of intent to purchase a third location in Houston with lease on the property.

     In July, 1999, we opened a nightclub in San Antonio. In March, 1999, we sold our New Orleans location, and closed the location of XTC in Houston in December 1998.

     Our revenues are derived from the sale of liquor, beer, wine and food, cover charges and other income. We anticipate significant revenue from Internet operations to begin during fiscal 2000. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

     For the quarter ended March 31, 2000, the Company had consolidated total revenues of $2,841,515 compared to consolidated total revenues of $3,096,483 for the fiscal quarter ended March 31, 1999, or a decrease of $254,968. The decrease in total revenues was due to sale of the Company's location in New Orleans, Louisiana.

     The cost of goods sold for the quarter ended March 31, 2000 was 16.46% of total revenues compared to 13.01% for the quarter ended March 31, 2000. The increase was due primarily to the initial costs of our internet operations. The cost of goods sold for the clubs operation for the quarter ended March 31, 2000 was 12.81%. The management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the quarter ended March 31, 2000 were $988,057 compared to $965,646 for the quarter ended March 31, 1999. The increase was a reflection of the additional personnel experienced by the company as it adds more locations and continue to increase the size and the scope of its internet operation. The labor cost for the internet operation was $89,053 and for the clubs operation was $899,004. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the quarter ended March 31, 2000 were $1,402,147 compared to $1,536,004 for the quarter ended
March 31, 1998. The decrease was due to sale of the Company's club in New Orleans and the removal of its associated costs.

     Interest expense for the quarter ended March 31, 2000 was $104,834 compared to $167,182 for the quarter ended March 31, 1999. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Net loss for the quarter ended March 31, 2000 was ($113,278) compared to a net income of $409,753 for the quarter ended March 31, 1999. The decrease was due to the sale of the Company's Louisiana subsidiary and the initial costs of entering the adult internet market, including set up and development of www.dancerdorm.com. Management currently believes that the Company is in the position to be profitable in fiscal 2000.

     For the six months ended March 31, 2000, the Company had consolidated total revenues of $5,559,690 compared to consolidated total revenues of $6,414,452 for the fiscal six months ended March 31, 1999, or a decrease of $854,762. The decrease in revenues was due to the sale of the Company's New Orleans, Louisiana location.

     The cost of goods sold for the six months ended March 31, 2000 was 14.96% of total revenues compared to 13.89% for the six months ended March 31, 1999. The increase was due primarily to the initial costs of our internet operation. The cost of goods sold for the club operation for the six months ended March 31, 2000 was 12.90%. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the six months ended March 31, 2000 were $1,898,213 compared to $1,970,589 for the six months ended March 31, 1999. The decrease was due to the sale of the Company's New Orleans location. The labor cost for the internet operation was $137,095 and for the clubs operation was $1,761,118. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the six months ended March 31, 2000 were $2,662,096 compared to $2,935,364 for the six months ended
March 31, 1999. The decrease was due to the sale of the Company's New Orleans location.

     Interest expense for the six months ended March 31, 2000 was $213,511 compared to $310,426 for the six months ended March 31, 1999. The decrease was primarily attributable to Company's aggressive effort to pay off its debt and not acquiring a new debt.

     Net loss for the six months ended March 31, 2000 was ($29,252) compared to a income of $692,827 for the six months ended March 31, 1999. The decrease was due to the sale of the Company's New Orleans location and the initial costs in the Company's internet operation. Management currently believes that the Company is in the position to be profitable in fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, the Company had working capital of $81,476 compared to a working capital of $ 15,709 at September 30, 1999. The increase in working capital was due primarily to the proceeds received from the issuance of the Company's shares and increase in clubs revenues.

     Net cash provided by operating activities in the six months ended March 31, 2000 was $260,602 compared to net cash used of $536,224 for the six months ended March 31, 1999. The increase in cash provided by operating activities was due principally to certain non-cash gains in 1999 and an increase in accounts payable in 2000.

     Depreciation and Amortization for the six months ended March 31, 2000 were $260,057 compared to $236,013 for the six months ended March 31, 1999.

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

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally and externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item  2.  Changes  in  Securities

     In January, 2000, we sold 62,500 shares of common stock to one investor for a total consideration of $125,000. We made this transaction in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

Item  5.  Other  Events

     In early April 2000, we entered into a letter of intent with Voice Media, Inc. to acquire the adult web site www.XXXPASSWORD.com. This web site had gross revenues of $2.15 million for the seven months ended January 31, 2000. Rick's proposed acquisition will be the first of a planned series of adult Internet web site acquisitions aimed at greatly increasing Rick's presence on the Internet. Under the terms of the letter of intent, Rick's will issue 700,000 restricted shares of Rick's common stock to Voice Media at the time the acquisition is completed, of which 250,000 shares will remain in escrow until certain earnings benchmarks are achieved. Voice Media could also receive up to $1,305,000 during the six years following Rick's acquisition if certain other earnings benchmarks are achieved. The cash portion of the purchase price is payable only from up to 50% of the free cash flow from the web site. As part of the proposed acquisition, Voice Media will continue to manage and market the web site for a flat monthly fee. This letter of intent is subject to due diligence and the execution of definitive documentation, which Rick's expects to be completed in the near future.

     In late April 2000, we entered into another Letter of Intent with Voice Media, Inc. to acquire an additional adult entertainment website, www.CLUBPIX.com. This website had gross revenues of $10.29 million for the eight months ended February 2000. Under the terms of the Letter of Intent, Rick's will issue 1,700,000 restricted shares of Rick's common stock and $3,128,000 to Voice Media. Of the 1,700,000 shares of Rick's, 700,000 shares will remain in escrow until certain earnings benchmarks are achieved. The entire 700,000 shares will be released if the EBIDTA of www.clubpix.com equals or exceeds $4,000,000 during the twelve months period following the closing of this transaction. Voice Media could also receive an additional 300,000 restricted shares of Rick's common stock and up to $9,000,000 (inclusive of the $3,128,000) if certain other earnings benchmarks are achieved. Voice Media would receive the entire amount if the EBIDTA of www.clubpix.com during the twelve months period following the closing of this transaction exceeds $6,000,000. The cash portion of the purchase price is payable only from up to 75% of the free cash flow from the web site payable over six years. The Letter of Intent is subject to the gross revenues of clubpix.com for the preceding twelve months exceeding $14,000,000 and earnings before EBIDTA derived from clubpix.com for the twelve months period being in excess of $3,500,000. In addition, the Letter of Intent is subject to shareholder approval of Rick's, the receipt by Rick's of a fairness opinion from an independent third party and the execution of definitive agreements by the parties.

     These two proposed web site acquisitions are a planned series of adult Internet website acquisitions aimed at greatly increasing the size and scope of Rick's Internet business operations. Rick's anticipates that these transactions, when completed, will approximately double our gross revenues.

     In April 2000, we entered into a letter of intent with WMF Investments Inc. to purchase the Chesapeake Bay Cabaret, an upscale gentlemen's club located just minutes from the NASA Space Center and Houston's Hobby Airport. The purchase price calls for 160,000 restricted shares of Rick's common stock to be issued and a 10-year lease agreement between Rick's and WMF Investments. The lease will grant Rick's an additional 10-year option. The terms of the Letter of Intent call for the closing to occur within three days after Rick's receives approval to sell liquor at the new location from the Texas Alcoholic Beverage Commission. Under the terms of the Letter of Intent Rick's will immediately enter into a Management Agreement to operate Chesapeake Bay Club until the permit is approved. The Letter of Intent is subject to execution of definitive documentation.

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


                                          RICK'S  CABARET  INTERNATIONAL,  INC.


Date:  May 10, 2000                       By:  /s/  Eric  Langan
                                             -----------------------
                                          Eric  Langan
                                          President and Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.  and  Subsidiaries


     We have reviewed the accompanying balance sheets of Rick's Cabaret International, Inc. and Subsidiaries as of March 31, 2000, and the related Statements of operations for the three month and six month periods then ended and the statement of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Rick's Cabaret International, Inc. and Subsidiaries. as of September 30, 1999, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                              Jackson  &  Rhodes  P.C.


Dallas, Texas
May 10, 2000