Form 10QSB
period 2000-06-30
RICKS CABARET INTERNATIONAL INC
filed 2000-08-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           --------------------------
                                   FORM 10-QSB
                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT  OF  1934;  For  the  Quarterly  Period  Ended:  June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    On  August 10, 2000, there were 4,595,494 shares of common stock, $.01 par value, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one);  Yes [ ] No [X]

                       RICK'S CABARET INTERNATIONAL, INC.

                                    CONTENTS
                                ----------------


PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item 1.  Financial  Statements

     Consolidated Balance Sheets as of June 30, 2000 (unaudited) and September 30, 1999 (audited)

     Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999 (unaudited)

     Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999 (unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION
-------------------------------

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM  1.  FINANCIAL  STATEMENTS

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   -----------


                                                  6/30/2000        9/30/99
                                                 (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash                                         $       439,082  $    378,161
  Accounts receivable                                  342,112       225,565
  Prepaid expenses                                      98,310       102,031
  Inventories                                          135,862       115,773
  Land held for sale                                   200,000       200,000
                                               ---------------  --------------

    Total current assets                             1,215,366     1,021,530
                                               ---------------  --------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements         8,554,446     8,324,297
  Furniture & equipment                              1,690,105     1,569,767
                                               ---------------  --------------

                                                    10,244,551     9,894,064

  Accumulated depreciation                          (1,622,889)   (1,340,343)
                                               ---------------  --------------

                                                     8,621,662     8,553,721
                                               ---------------  --------------

OTHER ASSETS
  Goodwill less accumulated amortization             2,717,384     2,839,745
  Other                                                177,896       223,141
                                               ---------------  --------------

                                                     2,895,280     3,062,886
                                               ---------------  --------------

                                               $    12,732,308  $ 12,638,137
                                               ===============  ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                              6/30/2000          9/30/99
                                             (UNAUDITED)        (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt         $      331,561    $      375,622
  Accounts payable - trade                         488,527           514,447
  Accrued expenses                                 371,414           115,752
                                            --------------    --------------

    Total current liabilities                    1,191,502         1,005,821

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion            3,896,797         4,282,777
                                            --------------    --------------

  Total Liabilities                              5,088,299         5,288,598
                                            --------------    --------------

COMMITMENTS AND CONTINGENCIES                          ---               ---

MINORITY INTERESTS                                  42,422            34,247

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                  ---               ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 3,710,178 and 3,613,678                  37,102            36,137
  Additional paid in capital                     9,968,814         9,727,309
  Retained earnings (deficit)                   (2,404,329)       (2,448,154)
                                            --------------    --------------

      Total stockholder's equity                 7,601,587         7,315,292
                                            --------------    --------------

                                            $   12,732,308    $   12,638,137
                                            ==============    ==============

                                    RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)

                                                  FOR  THE  THREE  MONTHS            FOR  THE  NINE  MONTHS
                                                      ENDED  JUNE  30,                     ENDED  JUNE  30,
                                                  2000              1999              2000              1999
                                              -------------     -------------    --------------     -------------
REVENUES
  Sales                                       $   3,066,228     $   2,025,907    $    8,625,918     $   8,440,359
                                              -------------     -------------    --------------     -------------
OPERATING EXPENSES
  Cost of goods sold                                439,399           274,966         1,270,857         1,165,671
  Salaries and wages                              1,109,908           785,678         3,008,121         2,756,267
  Other general and administrative
      Taxes and permits                             443,625           330,446         1,284,282         1,122,497
      Charge card fees                               49,680            30,763           128,726           123,252
      Rent                                           41,534            14,785            68,259           282,819
      Legal and accounting                          209,524           110,798           495,578           438,595
      Advertising                                   204,971           127,320           613,113           437,974
      Other                                         604,716           474,919         1,626,188         1,619,257
                                              -------------     -------------    --------------     -------------
                                                  3,103,357         2,149,674         8,495,124         7,946,332
                                              -------------     -------------    --------------     -------------
INCOME/(LOSS) FROM OPERATIONS                       (37,129)         (123,766)          130,794           494,027

  Interest Expense                                 (102,811)         (111,295)         (316,322)         (421,721)
  Interest Income                                     6,311            10,207            22,646            10,863
  Loss on Termination of Lease                            0                 0                 0          (219,780)
  Gain on Sale of Subsidiary                              0                 0                 0           347,991
  Other Income                                      206,707                 0           206,707                 0
                                              -------------     -------------    --------------     -------------

INCOME/(LOSS) BEFORE                                 73,078          (224,855)           43,825           211,380
  EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
  Gain on Fire Damage                                     0                 0                 0           256,592
                                              -------------     -------------    --------------     -------------
NET INCOME/(LOSS)                             $      73,078     $    (224,855)   $       43,825     $     467,972
                                              =============     =============    ==============     =============

BASIC NET INCOME (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                         $        0.02     $       (0.07)   $         0.01     $        0.06
  EXTRAORDINARY ITEM                                   0.00              0.00              0.00              0.08
                                              -------------     -------------    --------------     -------------
  NET INCOME (LOSS)                           $        0.02     $       (0.07)   $         0.01     $        0.14
                                              =============     =============    ==============     =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                       3,710,178         3,391,227         3,669,234         3,306,219
                                              =============     =============    ==============     =============

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                         2000               1999
                                                     (UNAUDITED)        (UNAUDITED)
NET INCOME                                          $   43,825        $      467,972

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                          404,907           344,345
    Gain on fire damage and disposal of assets                   0          (247,865)
    Loss on termination of lease                                 0           219,780
    Gain on sale of subsidiary                                   0          (347,991)
    Minority Interest                                        8,175            11,204
    Changes in assets and liabilities:
        Accounts receivable                               (116,547)         (251,850)
        Prepaid expenses                                     3,721          (101,195)
        Inventories                                        (20,089)           12,218
        Other assets                                        45,245          (182,861)
        Accounts payable and accrued expenses              229,742        (1,001,696)
                                                    --------------    --------------
    Cash provided (used) by operating expenses             598,979        (1,077,939)
                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                       (350,487)         (741,117)
    Proceeds from insurance on fire damage                       0           504,457
    Proceeds from sale of subsidiary                             0         1,057,327
                                                    --------------    --------------
    Cash provided (used) by investing activities          (350,487)          820,667
                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs               242,470           567,187
    Payments on long-term debt                            (430,041)         (294,231)
                                                    --------------     -------------
    Cash used by financing activities                     (187,571)          272,956
                                                    --------------    --------------

NET INCREASE IN CASH                                        60,921            15,684
CASH AT BEGINNING OF PERIOD                                378,161           597,644
                                                    --------------    --------------
CASH AT END OF PERIOD                               $      439,082    $      613,328
                                                    ==============    ==============
CASH PAID DURING PERIOD FOR:

    Interest                                        $      316,322    $      421,721
                                                    ==============    ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.    BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


2.   SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment. Since the web-sites operation started in October 1999, there is no comparison to the previous year of operation.


                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                          ENDED JUNE 30, 2000     ENDED JUNE 30, 2000
REVENUES
  Internet Web-sites                     $             246,525   $            429,656
  Clubs operation                                    2,819,703              8,196,262
                                         ----------------------  ---------------------
                                         $           3,066,228   $          8,625,918
                                         ======================  =====================

NET INCOME/(LOSS)
  Internet Web-sites                     $             (57,169)  $           (327,562)
  Clubs operation                                      284,426                777,892
  Corporate expenses                                  (154,179)              (406,505)
                                         ----------------------  ---------------------
                                         $              73,078   $             43,825
                                         ======================  =====================

PROPERTY & EQUIPMENT, NET DEPRECIATION
  Internet Web-sites                                             $            258,410
  Clubs operation                                                $          8,363,252
                                                                 ---------------------
                                                                 $          8,621,662
                                                                 =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinance in the City of Houston, competitive factors, the timing of the openings of other clubs, the integration of operations of Taurus Entertainment Companies, Inc. with our operations and management, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com, www.amateurdan.com, www.smutdog.com, and
------------------                        ---------------
www.xxxpassword.com.

          We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment, restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and two adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota. We have also entered into a letter of intent to purchase a third location in Houston with a lease on the property.

     In July 1999, we opened a nightclub in San Antonio. In March 1999, we sold our New Orleans location, and closed the location of XTC in Houston in December 1998.

     Our revenues are derived from the sale of liquor, beer, wine and food, cover charges and other income. We anticipate significant revenue from Internet operations to begin during fiscal 2000. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

     For the quarter ended June 30, 2000, the Company had consolidated total revenues of $3,066,228 compared to consolidated total revenues of $2,025,907 for the fiscal quarter ended June 30, 1999, or an increase of $1,040,321. The increase in total revenues was due to the increase in revenues in the Company's existing locations of $220,665 and to the revenues generated in the Company's new locations of $819,656.

     The cost of goods sold for the quarter ended June 30, 2000 was 14.33% of total revenues compared to 13.58% for the quarter ended June 30, 2000. The increase was due primarily to the initial costs of our internet operations. The cost of goods sold for the clubs operation for the quarter ended June 30, 2000 was 13.49%. The management continued its efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the quarter ended June 30, 2000 were $1,109,908 compared to $785,678 for the quarter ended June 30, 1999. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of its internet operation. The labor cost for the internet operation was $129,042 and for club operations was $980,866. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the quarter ended June 30, 2000 were $1,554,050 compared to $1,089,030 for the quarter ended June 30, 1999. The increase was due to increased number of the Company's locations.

     Interest expense for the quarter ended June 30, 2000 was $102,811 compared to $111,295 for the quarter ended June 30, 1999. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Other Income for quarter ended June 30, 2000 of $206,707 was vendors' concessions on Company's liabilities.

     Net income for the quarter ended June 30, 2000 was $73,078 compared to a net loss of ($224,855) for the quarter ended June 30, 1999. The increase was due to the increase in net income in Company's locations and the vendors' concessions on Company's liability. Management currently believes that the Company is in the position to be profitable in fiscal 2000.

     For the nine months ended June 30, 2000, the Company had consolidated total revenues of $8,625,918 compared to consolidated total revenues of $8,440,359 for the fiscal nine months ended June 30, 1999, or an increase of $185,559. The increase in total revenues was due to both the increase in the number of locations and in the revenues in each of the Company's location.

     The cost of goods sold for the nine months ended June 30, 2000 was 14.74% of total revenues compared to 13.81% for the nine months ended June 30, 1999. The increase was due primarily to the initial costs of our internet operation. The cost of goods sold for the club operation for the nine months ended June 30, 2000 was 13.10%. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the nine months ended June 30, 2000 were $3,008,121 compared to $2,756,267 for the nine months ended June 30, 1999. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of its internet operation. The labor cost for the internet operation was $266,137 and for club operations was $2,741,984. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the nine months ended June 30, 2000 were $4,216,146 compared to $4,024,394 for the nine months ended June 30, 1999. The increase was due to increase in marketing due to an increased number of the Company's locations.

     Interest expense for the nine months ended June 30, 2000 was $316,322 compared to $421,721 for the nine months ended June 30, 1999. The decrease was primarily attributable to Company's aggressive effort to pay off its debt and not acquiring a new debt.

     Other Income for the nine months ended June 30, 2000 of $206,707 was vendors' concessions on Company's liabilities.

     Net income before extraordinary item for the nine months ended June 30, 2000 was $43,825 compared to a net income before extraordinary item of $211,380 for the nine months ended June 30, 1999. The decrease was due to the initial costs in the Company's internet operations. Management currently believes that the Company is in the position to be profitable in fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000, the Company had working capital of $23,864 compared to a working capital of $15,709 at September 30, 1999. The increase in working capital was due primarily to the increase in accounts receivable.

     Net cash provided by operating activities in the nine months ended June 30, 2000 was $598,979 compared to net cash used of $1,085,135 for the nine months ended June 30, 1999. The increase in cash provided by operating activities was due to and an increase in accounts payable and accrued expenses and significant profit before depreciation in 2000.

     Depreciation and Amortization for the nine months ended June 30, 2000 were $404,907 compared to $344,345 for the nine months ended June 30, 1999.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     Financial  Data  Schedule  -  Exhibit  27.1

     Report of Independent Auditor on Review of Unaudited Financial Statements -
Exhibit  99.1

(b)  Reports  on  Form  8-K

     Assets Purchase Agreement for acquisition of
     www.xxxpassword.com -- incorporated by reference to Form 8-K filed on
     -------------------
     July  12,  2000.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         RICK'S CABARET INTERNATIONAL, INC.


Date:  August 7, 2000                    By:  /s/  Eric  S.  Langan
                                         ---------------------------
                                         Eric  S.  Langan
                                         President and Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.  and  Subsidiaries


     We have reviewed the accompanying balance sheets of Rick's Cabaret International, Inc. and Subsidiaries as of June 30, 2000, and the related statements of income for the three month and nine month periods then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Rick's Cabaret International, Inc. and Subsidiaries as of September 30, 1999, and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        Jackson  &  Rhodes  P.C.



Dallas,  Texas
August  10,  2000