Form 10KSB
period 2000-09-30
RICKS CABARET INTERNATIONAL INC
filed 2000-12-19
CIK 935419

SECURITIES AND EXCHANGE COMMISSION **
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF  1934  FOR  THE  FISCAL  YEAR  ENDED:  SEPTEMBER  30,  2000
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

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

Issuer's revenues for the year ended September 30, 2000 were $12,739,316. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 4, 2000, based upon the last reported sales prices on the Nasdaq SmallCap Market, was $2,757,435. As of December 4, 2000, there were approximately 4,595,495 shares of Common Stock outstanding.

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

INTRODUCTION

     Rick's Cabaret International, Inc. currently owns and operates premiere adult entertainment Internet web sites at www.dancerdorm.com, www.amateurdan.com, and www.xxxpassword.com. These web sites contain our exclusive adult content. DancerDorm.com features exclusive live adult entertainment. AmateurDan.com features exclusive adult photo entertainment. XXXpassword.com. features adult content licensed through Voice Media Inc.

     We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment, restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and three adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota.

     References to us in this Form 10-KSB include our 100%-owned subsidiaries, and our 93%-owned subsidiary, Taurus Entertainment Companies, Inc.

     Our company was organized as a Texas corporation in 1994 and became the successor to a private business that operated Rick's Cabaret since the 1980's.

HISTORY

     Until 1996, we had one adult nightclub location. In January, 1997, we purchased a facility in Minneapolis, Minnesota, where we opened a new adult nightclub, which began operations in March 1998. In August, 1998, we acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc., a Colorado corporation ("Taurus") in a private stock exchange transaction with certain principal stockholders of Taurus. The Stock Exchange Agreement provided that we exchange one share of our common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, we exchanged a total of 571,713 shares (post-reverse split) of our common stock for approximately 4,002,006 shares of common stock of Taurus, giving us control of Taurus. The terms and conditions of the Exchange were determined by the parties through arms length negotiations. However, no appraisal was conducted. The financial results of Taurus have been consolidated into our financial statements since the date of acquisition.

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

     On March 29, 1999, Robert L. Watters, one of our Directors, purchased RCI Entertainment Louisiana, Inc. ("RCI Louisiana"), our subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note"),a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The McElroy Note, which is due July 31, 2004, bears interest at the rate of twelve percent (12%) per annum with interest being paid monthly. The principal of the McElroy Note is due in one lump sum payment. The McElroy Note is secured by (i) our convertible debenture in the original principal amount of $366,000, which we issued on August, 11, 1998, in favor of Mr. McElroy (the "Convertible Debenture") and (ii) a promissory note of Taurus Entertainment Companies, Inc. (our subsidiary) and guaranteed by us (which has a conversion feature) in the original principal amount of $286,744.61, dated August 11, 1998, in favor of Mr. McElroy, (the "Convertible Promissory Note"). Both the Convertible Debenture and the Convertible Promissory Note are secured by certain of our real estate holdings. The Watters Note is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana. In connection with the acquisition of the stock of RCI Louisiana, Mr. Watters also assumed RCI Louisiana's liabilities of approximately $1,400,000. As a condition of this transaction, Mr. Watters arranged for the release by a lender of our liability of $763,199 owed to the lender by RCI Louisiana, which we had guaranteed. We obtained an opinion from Chaffe & Associates, Inc., a New Orleans investment banking firm, stating that the purchase price paid by Mr. Watters for RCI Louisiana was fair from a financial point of view to our shareholders. The terms of this transaction were the result of arms length negotiations between us and Mr. Watters. In connection with the sale of RCI Louisiana, Mr. Watters, and Erich Norton White, our former director, entered into agreements with us to terminate their Employment Agreements and to cancel all stock options on our common stock which they held. Further, in connection with the sale of RCI Louisiana, we entered into an Exclusive Licensing Agreement with Mr. Watters which granted Mr. Watters the right to the use of the name "Rick's Cabaret" and all logos, trademarks and service marks attendant thereto for use in the states of Louisiana, Florida, Mississippi and Alabama.

     In March, 1999, we had a 2:1 reverse stock split.

     From time to time, we enter into agreements to operate adult clubs owned by others.

BUSINESS  ACTIVITIES--INTERNET  WEB  SITES

     In October, 1999, we began premiere adult Internet web site operations. DancerDorm.com features live web cam feeds of our dancers who reside in our dormitory. There are 32 web cams in the dormitory which provide voyeuristic views of the lives of our dancers. DancerDorm.com also features an interactive online "chat and look" experience for our members to chat with our dancers. Members may also visit our nightclubs to meet our dancers in person. Our members pay a monthly fee to visit our DancerDorm.com. We own the DancerDorm.com Internet production facility, which contains 8,000 square feet of studio and production space. Our AmateurDan.com web site is also a pay site that features exclusive photos of our dancers in provocative poses and activities. Our www.xxxpassword.com web site features adult content licensed through Voice Media Inc.

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

BUSINESS  STRATEGY--NIGHTCLUBS

     Prior to Rick's Cabaret opening in 1983 in Houston, Texas, the topless nightclub business was characterized by small establishments generally managed by their owner. Such establishments were often dimly lit and the standards for performers' personal appearance and personality were not maintained. It was customary for performers to alternate between dancing and waiting tables. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey who frequently interrupted the music to make general announcements. Usually, only cash was accepted and businessmen felt uncomfortable in such an environment. Recognizing a void in the market for a first-class adult cabaret, we designed Rick's Cabaret to target the businessmen's segment of the market by providing a unique quality entertainment environment. The following summarize our areas of operation which distinguish us:

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

     MANAGEMENT. We recruit staff from both inside and outside the topless industry, in the belief that management with vast years of experience in the adult entertainment industry adds to our ability to grow and attract top entertainers from within the industry. Management with experience is able to train our new recruits from outside the industry with skills that can only be learned primarily from prior experience in our industry.

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

     FOOD AND DRINK. We believe that a key to the success of a premiere adult nightclub is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who are in charge of recruiting and training a professional wait staff and ensuring that each customer receives prompt and courteous service. We employs chefs with restaurant experience and bar managers, who are in charge of ordering inventory and scheduling of bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations in all of the topless cabarets are full service operations which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of premiere wines are offered to compliment any customer's lunch or dinner selection.

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

     ATMOSPHERE. We maintain a high design standard in our facilities and D cor. The furniture and furnishings in the nightclubs are designed to create the feeling of an upscale restaurant. The sound system is designed to provide quality sound at levels where conversations can still take place. This environment is carefully monitored, in terms of maintenance, music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

     VIP ROOM. In keeping with our emphasis on serving the upper-end of the business market, some of our nightclubs include a VIP room, which is open to individuals who purchase memberships. A VIP room provides a higher level of service and luxury.

     ADVERTISING AND PROMOTION. Our marketing philosophy towards customers is to portray Rick's Cabarets as premiere cabarets providing topless entertainment in a fun, yet discreet, environment. Hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards as well as a variety of promotional campaigns ensure that the Rick's Cabaret name is kept before the public. We have also gained great exposure through the Internet through our web sites, including www.Ricks.com.

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

NIGHTCLUB  LOCATIONS

     We have three Rick's Cabaret locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own one nightclub in San Antonio, Texas that operates under the name XTC. Our 93%-owned subsidiary, Taurus, owns a nightclub in Austin, Texas also under the name XTC.

     We sold our New Orleans nightclub in March, 1999. In July, 2000, we sold a facility in south Houston. We are continually looking at expansion opportunities to open more nightclubs throughout the U.S.

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location, as well as the professionalism of our entertainment product. All of our nightclubs compete with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business" there are no barriers to entry into the adult cabaret entertainment market and only the name "Rick's" and "Rick's Cabaret" and "XTC Cabaret" are proprietary. For example, there are approximately 50 adult cabarets located in the Houston area of which approximately 10 are in direct competition with us. In Minneapolis, Rick's is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There is only one cabaret in Minneapolis in direct competition with us. We believe that the combination of our existing name recognition and the distinctive entertainment environment that we have created , will allow us to effectively compete within the industry and within the cities in which we operate. Although we believe that we are well-positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

EMPLOYEES  AND  INDEPENDENT  CONTRACTORS

     As of September 30, 2000, we had approximately 400 full-time employees, of which 40 are in management positions, including corporate and administrative operations, and approximately 360 are engaged in entertainment, food and beverage service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good.

     Additionally, we have independent contractor relationships with over 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Performers in Minneapolis, Minnesota act as commissioned employees.


SUBSEQUENT  EVENT


     In August 2000, we acquired the Chesapeake Bay Cabaret, an upscale gentlemen's club located just minutes from the Houston NASA Space Center and Houston's Hobby Airport. We issued 160,000 shares of our common stock to WMF Investments Inc., the seller, as consideration. We entered into a 10 year lease with an additional 10 year lease option for the Chesapeake Bay Cabaret property from WMF Investments, Inc.


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

     We own the locations of our Internet production studio and DancerDorm, three locations of Rick's Cabaret (two in Houston and one in Minneapolis) and the two locations of XTC (one in Austin and one in San Antonio). We lease the Houston location of the Chesapeake Bay Club.

     The Rick's Cabaret located on Bering Drive in Houston has aggregate 12,300 square feet of space. The balance as of September 30, 2000, that we owe on the mortgage is $453,824 and the interest rate is prime plus 1%. We pay $8,315 in monthly mortgage payments. The last mortgage payment is due in December, 2001 with a balloon payment of $370,000.

     The Rick's Cabaret located on Northbelt Drive in Houston has 12,000 square feet of space, and is owned by our 93%-owned subsidiary, Taurus. The balance as of September 30, 2000, that we owe on the mortgage is $281,682 and the interest rate is 10%. We pay $13,758 in monthly mortgage payments. The last mortgage payment is due in August 2002.

     The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September, 2000, that we owe on the mortgage is $2,394,981 and the interest rate is 9%. We pay $22,732 in monthly mortgage payments. The last mortgage payment is due in 2018.

     The XTC  nightclub in Austin has 6,800 square feet of space,  which sits on
1.2 acres of land. The balance as of September, 2000, that we owe on the mortgage is $184,376 and the interest rate is 14%. We pay $17,957 in monthly mortgage payments. The last mortgage payment is due in August 2001.

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

     Our Internet production studio has 8,000 square feet of space. This property is owned by us free and clear.

     Taurus formerly owned a 12,000 square foot building in Houston, Texas which Was Subsequently sold in July, 2000.

     Taurus and its subsidiaries own a 350 acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2000 that we owe on the Brazoria County ranch mortgage is $305,732 and the interest rate is 9.25%. We pay $2,573 in monthly mortgage payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920.

     The balance as of September 30, 2000 that we owe on the Wise County raw land mortgage is $146,634 and the interest rate is 12%. We pay $1,537 in monthly mortgage payments. The last mortgage payment is due in March, 2026.

     We lease the property in Houston where our Chesapeake Bay Cabaret is located. We acquired the operations of the Chesapeake Bay Club in August 2000. The lease term is for 10 years, with an additional 10 year lease option thereafter. The initial lease terms are $12,000 monthly plus 4% of gross revenues that are in excess of $125,000 per month (excluding payments that we make to dancers), with the total monthly rent not to exceed $20,000 per month.


ITEM  3.   LEGAL  PROCEEDINGS

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of our subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. in Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The plaintiff alleged a tortuous interference claim against Citation in the amount of $540,000 in connection with a Purchase Option Agreement the plaintiff claims to have with a company named Texas Warehouse Company, Inc. In October 2000, we were granted a partial summary judgment on some of the issues in this matter. In November 2000, the court signed a take-nothing judgment in our favor against the plaintiff on all other matters.

     In April, 1999 we were served as a defendant in litigation styled John M. Skora and Robert Martin v. Trumps, Inc., Rick's Cabaret International, Inc., RCI Entertainment (Texas), Inc., and Robert L. Watters, Cause No. 1999-09394, in the 11th Judicial District Court of Harris County, Texas. The plaintiffs claimed that they purchased dances at our nightclubs and paid for the dances with credit cards. The plaintiffs assert that we violated the Texas Finance Code by imposing a surcharge for credit card use. The Plaintiffs non-suited (voluntarily dismissed) this action in August, 2000.


     In January, 1999, the Company was named as a defendant in McGill v. RCI Entertainment (Minnesota) Inc., No. 98-2742, U.S. District Court, Minnesota. The plaintiffs asserted claims for federal and state civil rights acts for discrimination and harassment. Some of the plaintiffs settled with us, and all other matters were dismissed by the court

     In June, 1999, the Company was named as defendant in Hubka v. RCI Entertainment (Minnesota). Inc., No. CT 99-009560, Hennepin County District Court. The plaintiff has asserted claims under the Minnesota Human Rights Act and for negligence. This matter has been resolved.

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

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and we filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in the appeal, we could be out of compliance and such an outcome could have an adverse impact on the our future.

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld by the court which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Houston, Texas Ordinance. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

     In 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers and club managers be licensed. The City of Houston's enforcement of the recently implemented provisions of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston locations. The requirement that a dancer be licensed may result in fewer dancers working, which could have an adverse impact on the Houston locations. It is unknown what future impact the enforcement of the Ordinance may have on our Houston locations.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

We held our annual meeting of shareholders on August 24, 2000. The shareholders elected the following seven persons as directors.

                    Votes For
                    ---------
Eric S. Langan      4,007,048
Robert L. Watters   4,007,023
Michael S. Thurman  4,007,048
Alan Bergstrom      4,007,048
Travis Reese        4,007,048
Ron Levi            4,007,048
Pal Lesser          4,007,048

     The shareholders ratified the selection of Jackson & Rhodes, P.C., as the Company's independent auditors:
     4,004,601 Votes For The Ratification
     5,762 Votes Against Ratification
     1,408 Votes Abstaining

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the common stock. Our fiscal year ends September 30, 2000.

     COMMON STOCK PRICE RANGE

                  HIGH       LOW

                 Fiscal 1999 (*)

First Quarter   $    9/16   $   5/16
Second Quarter  $   15/16   $   7/16
Third Quarter   $  5-1/16   $  1-7/8
Fourth Quarter  $ 4-11/16   $ 2-9/16

          Fiscal 2000

First Quarter   $  3.50     $ 2 1/16
Second Quarter  $  6 7/16   $  2 3/8
Third Quarter   $  5 3/8    $   2.00
Fourth Quarter  $  2.50     $  1 5/8

_________________
(*)     In March, 1999, we had a 2:1 reverse stock split.

     On December 4, 2000, the last sales price for the common stock as reported on the Nasdaq SmallCap Market was $1.25. On December 4, 2000, there were approximately 410 stockholders of record of the common stock.

TRANSFER AGENT AND REGISTRAR

     The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

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


RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended September 30, 2000, we sold unregistered shares of our common stock in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

     In July 2000, we issued 700,000 shares of our common stock to Voice Media, Inc. as consideration for our purchase of xxxpassword.com. Of these, 450,000 shares were issued at a value of $669,375. The remaining 250,000 shares are held in escrow and are subject to an earnout requirement based on the financial performance of xxxpassword.com. These 250,000 shares are further subject to a voting agreement whereby our President, Eric Langan, holds the voting power for these shares. We made this sale in reliance upon exemptions from registration under Section 4(2) of the Act.

     In August 2000, we issued 160,000 shares of our common stock to WMF Investments, Inc. as consideration for our purchase of the Chesapeake Bay Club. These shares were valued at $189,000. We made this sale in reliance upon exemptions from registration under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in this annual report.

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

GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com, www.amateurdan.com, and www.xxxpassword.com.

     We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment, restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and three adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota.

     Our revenues are derived from subscriptions to adult content internet web sites and from the sale of liquor, beer, wine and food, cover charges and other income. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMEBR 30, 2000 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMEBR 30, 1999

     For the fiscal year ended September 30, 2000, the Company had consolidated total revenues of $12,739,316 compared to consolidated total revenues of
$10,381,427  for  the  year  ended  September  30,  1999,  or  an   increase  of
$2,357,889. The increase in total revenues was due to the increase in revenues in the Company's existing and new locations of $775,613 and to the revenues generated by the Company's Internet businesses of $1,582,276.

     The cost of goods sold for the year ended September 30, 2000 was 19 % of total revenues compared to 13% for the year ended September 30,1999. The increase was due primarily to the initial costs of our Internet operations, the increase in cost of providing complimentary food in our XTC locations, and the addition of logo merchandise to our sales mix. The cost of goods sold for the club operation for the year ended September 30, 2000 was 24% of the sales of alcoholic beverages and food compared to 26% for the year ended September 30, 1999. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the year ended September 30, 2000 was 63%.

     Payroll and related costs for the year ended September 30, 2000 were $4,193,349 compared to $3.637,637 for the year ended September 30, 1999. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the year ended September 30, 2000 were $5,986,936 compared to $5,264,577 for the year ended September 30, 1999. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the year ended September 30, 2000 was $414,660 compared to $545,829 for the year ended September 30, 1999. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Other Income for year ended September 30, 2000 was $281,076 as a result of vendors' concessions on our liabilities, and $181,840 from the gain on the sale of assets.

     Net income for the year ended September 30, 2000 was $202,587 compared to a net loss of $40,572 for the year ended September 30, 1999. The increase in net income was primarily due to the increase in net income in Company's locations, the vendors' concessions on Company's liability, the results of our Internet operations and the gain on sale of assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2000, the Company had a working capital deficit of $133,686 compared to working capital of $15,709 at September 30, 1999.

     Net cash provided by operating activities in the year ended September 30, 2000 was $774,077 compared to net cash used of $543,347 for the year ended September 30, 1999. The increase in cash provided by operating activities was due to an increase in accounts payable and accrued expenses and significant profit before depreciation in fiscal 2000.

     Depreciation and Amortization for the year ended September 30, 2000 were $585,797 compared to $630,001 for the year ended September 30, 1999.

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

Name                Age  Position
------------------  ---  ----------------------------------------------------
Eric Langan          32  Director, CEO, President and Chief Financial Officer
Michael S. Thurman   40  Director, COO and V.P.-Director of Operations.
Travis Reese         30  Director and V.P.-Director of Technology
Robert L.  Watters   49  Director
Alan Bergstrom       54  Director
Ron Levi             50  Director
Paul Lesser          41  Director


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

     Ron Levi, age 49, has been a director and officer of National Telemedia Corporation since 1991. Since 1992, Mr. Levi has been a director and officer of Voice Media, Inc. In July, 2000, Mr. Levi was appointed to our board in connection with our acquisition of certain assets of Voice Media, Inc. Voice Media, Inc. and the National Telemedia Corporation are global Internet media companies, focusing on Internet development and Electronic commerce applications for Web based entertainment products, including the development of proprietary technologies, industry-defining systems and marketing processes.

     Paul Lesser, age 40, has been a director and officer of National Telemedia Corporation since 1991. Since 1992, Mr. Lesser has been a director and officer of Voice Media, Inc. In July, 2000, Mr. Levi was appointed to our board in connection with our acquisition of certain assets of Voice Media, Inc. Voice Media, Inc. and the National Telemedia Corporation are global Internet media companies, focusing on Internet development and Electronic commerce applications for Web based entertainment products, including the development of proprietary technologies, industry-defining systems and marketing processes.


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

     In May 2000, the Board adopted a Charter for the Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange
Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department.

     A majority of our Audit Committee members must be independent Directors and we will meet this requirement by June 2001. The Board of Directors shall elect the Members annually. Members shall serve until their successors are duly elected and qualified. Unless an Audit Committee Chairperson is elected by the full Board, the Members of the Committee may designate a Chairperson by majority vote of the all Members. A majority of the members will be free from any relationship that could conflict with a Member's independent judgment. All Members must be able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities.

     The Board of Directors held four meetings during the fiscal year ended September 30, 2000.

     There is no family relationship between or among any of our directors and executive officers.

CERTAIN  SECURITIES  FILINGS

     We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM  10.     EXECUTIVE  COMPENSATION


     The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2000, 1999 and 1997 of certain executive officers. No other executive officer of ours received compensation that exceeded $100,000 during fiscal 2000.


                             SUMMARY  COMPENSATION  TABLE

                   Annual Compensation              Long Term Compensation
                                              Awards                     Payouts
                                     Other       Securities
Name and                             Annual      Restricted  Underlying           All Other
Principal                            Compen-        Stock     Options/    LTIP     Compens-
Position  Year    Salary     Bonus   sation (1)     Awards      SARs     Payouts    sation
--------  ----  -----------  ------  ----------  ----------  ----------  -------  ---------
Eric      2000  $175,890(2)  $1,000         -0-         -0-     -0-        5,000     -0-
Langan    1999  $155,000(2)     -0-         -0-         -0-  85,000          -0-     -0-
Director  1998         -0-      -0-         -0-         -0-  50,000          -0-     -0-
President  and  Acting  CFO
and CFO

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


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

              Number of       Percent of Total
              Securities      Options/SARs
              Underlying      Granted To
              Options/SARs    Employees In     Exercise of     Expiration
Name          Granted         Fiscal Year      Base Price        Date
-----------  ------------  -----------------  ------------  --------------

Eric         5,000 shares              1.2%          $2.18       8/24/2005
Langan       100,000 shares              25%         $2.56      11/16/2004


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                        Number Of
                                        Unexercised           Value of
                                        Securities            Unexercised
                                        Underlying            In-The-Money
                                        Options/SARs          Options/SARs
             Shares                     At FY-End             At FY-End
             Acquired On    Value       Exercisable/          Exercisable/
Name         Exercise       Realized    Unexercisable         Unexercisable
-----------  ------------  --------    ---------------        -------------
Eric Langan     -0- (1)       -0-       175,000 / 55,000       -0- / -0-

(1) Mr. Langan did not exercise any options during the fiscal year ended September 30, 2000.

DIRECTOR COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August, 2000, we issued 5,000 options to each present Director. These options have a strike price of $2.18 per share and expire in August 2005.


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

     In 1995 we adopted the 1995 Stock Option Plan. A total of 300,000 shares may be granted and sold under the 1995 Plan. As of December 4, 2000 a total of 192,500 stock options had been granted and are outstanding under the Plan, none of which have been exercised. The Company does not plan to issue any additional options under the 1995 Plan.

     In August, 1999 we adopted the 1999 Stock Option Plan. A total of 500,000 shares may be granted and sold under the 1999 Plan. As of September 30, 2000, a total of 398,000 stock options had been granted and are outstanding under the Plan, none of which have been exercised.

EMPLOYMENT AGREEMENT

     We have a three year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through August 11, 2001 and provides for an annual base salary of $171,600. In April, 1999, Mr. Langan took a voluntary salary reduction for the remainder of fiscal year 1999 of 20% for a reduction of $34,320. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. Mr. Langan's Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement. We have not established long term incentive plans or defined benefit or actuarial plans. Pursuant to the Langan Agreement, Mr. Langan has received options to purchase 125,000 shares at an exercise price of $1.87 per share, which vested in August, 1999.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 4, 2000, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 4, 2000 there were approximately 4,595,495 shares of Common Stock outstanding.

Name and Address                   Number of Shares   Title of Class  Percent of Class
---------------------------------  -----------------  --------------  -----------------
Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060                   1,271,038 (1)  Common Stock               27%

Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130             10,000  (2)  Common Stock               0.3%

Michael S. Thurman
505 North Belt, Suite 630
Houston, Texas 77060                     22,471  (3)  Common Stock               0.4%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060                     22,600  (4)  Common Stock               0.4%

Alan Bergstrom
707 Rio Grande, Suite 200
Austin, Texas 78701                      15,000  (2)  Common Stock               0.4%

Ron Levi
Suite 205
5000 North Parkway
Calabasas, California 91302              754,000 (5)  Common Stock               16.5%

Paul Lesser
Suite 205
5000 North Parkway Calabasas
Calabasas, California 91302              700,000 (5)  Common Stock               15.3%

Voice Media, Inc.
Suite 205
5000 North Parkway Calabasas
Calabasas, California 91302              700,000 (6)  Common Stock               15.2%

E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060                     578,632      Common Stock               12.6%

Ralph McElroy
1211 Choquette
Austin, Texas, 78757                    817,147  (7)  Common Stock               17.3%

All of our Directors and Officers
as a group of seven persons            1,845,109   (8)  Common Stock             37.6%

______________________________________
(1) This amount includes shares owned indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. Mr. Langan has sole voting and investment power for 207,406 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. This amount also includes options to purchase up to 235,000 shares of common stock that are presently exercisable. Includes 250,000 shares over which Mr. Langan has voting power.

(2) Includes options to purchase up to 10,000 shares of common stock which are presently exercisable.

(3) Includes options to purchase up to 20,000 shares of common stock which are presently exercisable.

(4) Includes options to purchase up to 22,500 shares of common stock that are presently exercisable

(5) Of these, 700,000 shares are owned directly by Voice Media, Inc. Messrs. Levi and Lesser are control person of Voice Media, Inc. Of these shares, 250,000 shares are subject to a voting agreement whereby Eric S. Langan has voting power over these shares. This voting agreement is related to the acquisition of the XXXPassword.com assets of Voice Media, Inc. by us.


(6) Of these shares, 250,000 shares are subject to a voting agreement whereby Eric S. Langan has voting power over these shares. This voting agreement is related to the acquisition of the XXXpassword.com assets of Voice Media, Inc. by us.

(7) Includes 66,545 shares of common stock which would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock which would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.

(8) Includes options to purchase up to 297,500 shares of common stock which are presently exercisable.

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

     On July 6, 2000, we acquired the adult Internet web site www.XXXPassword.com from Voice Media, Inc., a corporation owned by Messrs. Levi and Lesser, who a re two of our directors. This web site had gross revenues in excess of $3,000,000 for the 11 months ended May 31, 2000. Under the terms of the acquisition, we issued 700,000 restricted shares of our common stock to Voice Media, of which 250,000 shares will remain in escrow until certain earnings benchmarks are achieved. Voice Media will also be entitled to receive a cash earn-out amount from us of $380,000 during the next six years. In addition, Voice Media could receive up to an additional cash earn out amount of $925,000 if certain earnings benchmarks are achieved. Voice Media would receive the entire amount if the EBIDTA (earnings before interest, depreciation, taxes and amortization) of XXXPassword during the next 12 months exceeds $1,200,000. The cash earn-out portion of the purchase price is payable only from up to 50% of the free cash flow from the web site, payable over six years. As part of the acquisition, Voice Media will continue to manage and market XXXPassword for us at a flat monthly fee. This transaction was the result of arm length negotiations between the parties. However, no appraisal was done.


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

4.1   *      Specimen  of  the  Company's  common  stock  certificate.

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

27.1  **     Financial  Data  Schedule
______________________
*     Incorporated  by  reference
**    Filed  herewith

(b)  Reports  on  Form  8-K.

     On July 12, 2000, we filed a report on Form 8-K reporting the acquisition of assets, other events and financial statements. On September 14, 2000 we filed a report on Form 8-K Amendment No. 1 reporting the financial statements for the same transaction. a report on Form 8-K reporting

                                  SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2000.

                                       Rick's Cabaret International, Inc.

                                       _________________________________________
                                       By:  /s/ Eric Langan
                                       ------------------------------
                                       Eric Langan, Director, CEO, President and
                                       Chief  Financial  Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature               Title                           Date
---------               -----                           ----

_____________________________________
/s/ Eric Langan                                         December  6, 2000
----------------------   Director,  CEO,  President
    Eric Langan          and Chief Financial Officer


_____________________________________
/s/ Michael S. Thurman                                  December  6, 2000
----------------------   Director,  COO  and
    Michael S. Thurman   V.P.-Director of Operations


______________________________________
/s/ Travis Reese                                        December  6, 2000
----------------------   Director  and
    Travis Reese         V.P.-Director of Technology


_______________________________________                 December __, 2000
/s/ _____________________
----------------------   Director
    Robert L. Watters


________________________________________
/s/ Alan Bergstrom                                      December  6, 2000
----------------------   Director
    Alan Bergstrom


________________________________________
/s/  Ron Levi                                           December  6, 2000
----------------------   Director
 Ron Levi

_______________________________________
/s/ Paul Lesser                                         December  6, 2000
----------------------   Director
 Paul Lesser

          RICK'S  CABARET  INTERNATIONAL,  INC.  AND  SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets for the years ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Operations for the years ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2000 and 1999 . . . . . . . . . .     F-5

Consolidated Statements of Cash Flows for the years ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     F-7

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                          Jackson & Rhodes P.C.


Dallas,  Texas
November  30,  2000

                       RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 2000 AND 1999


                                              ASSETS

                                                                          2000          1999
                                                                      ------------  ------------
Current assets:
   Cash                                                               $   374,532   $   378,161
   Accounts receivable                                                    297,761       225,565
   Inventories                                                            200,471       115,773
   Prepaid expenses                                                        67,661       102,031
   Land held for sale                                                     200,000       200,000
                                                                      ------------  ------------
     Total current assets                                               1,140,425     1,021,530
                                                                      ------------  ------------
Property and equipment:
   Buildings, land and leasehold improvements                           8,360,090     8,324,297
   Furniture and equipment                                              1,508,990     1,569,767
                                                                      ------------  ------------
                                                                        9,869,080     9,894,064
   Less accumulated depreciation                                       (1,296,898)   (1,340,343)
                                                                      ------------  ------------
                                                                        8,572,182     8,553,721
                                                                      ------------  ------------
Other assets:
   Goodwill, less accumulated amortization of $582,221 and $386,066     3,412,827     2,839,745
   Other                                                                  288,223       223,141
                                                                      ------------  ------------
                                                                        3,701,050     3,062,886
                                                                      ------------  ------------
                                                                      $13,413,657   $12,638,137
                                                                      ============  ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Note 4)                         $   456,749   $   375,622
   Accounts payable - trade                                               437,083       514,447
   Accrued expenses                                                       380,279       115,752
                                                                      ------------  ------------
     Total current liabilities                                          1,274,111     1,005,821
Long-term debt, less current portion (Note 4)                           3,409,767     4,282,777
                                                                      ------------  ------------
         Total liabilities                                              4,683,878     5,288,598
                                                                      ------------  ------------
Commitments and contingencies (Note 7)                                          -             -
Minority interests                                                         64,410        34,247
Stockholders' equity (Note 9):
   Preferred stock - $.10 par, authorized
     1,000,000 shares; none issued                                              -
   Common stock - $.01 par, authorized
     15,000,000 shares;  issued 4,348,678 and 3,613,678 shares             43,487        36,137
   Additional paid-in capital                                          10,867,449     9,727,309
   Retained earnings (deficit)                                         (2,245,567)   (2,448,154)
                                                                      ------------  ------------
     Total stockholders' equity                                         8,665,369     7,315,292
                                                                      ------------  ------------
                                                                      $13,413,657   $12,638,137
                                                                      ============  ============


           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                     2000          1999
                                                 ------------  ------------
 Revenues:
   Sales of alcoholic beverages                  $ 4,751,459   $ 4,511,205
   Sales of food                                   1,310,893     1,035,178
   Service revenues                                4,918,740     4,229,426
   Internet revenues                               1,582,276             -
   Other                                             175,948       605,618
                                                 ------------  ------------

                                                  12,739,316    10,381,427
                                                 ------------  ------------

 Operating expenses:
   Cost of goods sold                              2,444,429     1,437,553
   Salaries and wages                              4,193,349     3,637,637
   Other general and administrative:
     Taxes and permits                             1,745,975     1,408,115
     Charge card fees                                189,463       187,428
     Rent                                            121,017       264,988
     Legal and accounting                            776,351       716,545
     Advertising                                     793,836       585,470
     Other                                         2,360,294     2,102,031
                                                 ------------  ------------

                                                  12,624,714    10,339,767
                                                 ------------  ------------

 Income (loss) from operations                       114,602        41,660

 Other income (expense)
   Interest expense                                 (414,660)     (545,829)
   Gain on sale of assets                            181,840       169,955
   Excess of insurance proceeds over fire loss             -       290,769
   Vendors' concessions (Note 10)                    281,076
   Loss on lease termination                               -      (219,780)
   Other                                              39,729       222,653
                                                 ------------  ------------

 Net loss                                        $   202,587   $   (40,572)
                                                 ============  ============

 Basic loss per common share                     $      0.05   $     (0.01)
                                                 ------------  ------------
 Weighted average shares outstanding               4,198,735     3,355,969
                                                 ============  ============


           See accompanying notes to consolidated financial statements.

                             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                    Common Stock
                                                 -------------------   Additional   Retained
                                                 Number of              Paid-in     Earnings
                                                  Shares     Amount     Capital     (Deficit)       Total
                                                 ---------  --------  -----------  ------------  -----------

 Balance, September 30, 1998                     3,233,677  $ 32,337  $ 8,973,714  $(2,407,582)  $6,598,469

 Sales of common stock for cash                    312,501     3,125      621,877            -      625,002

 Issuance of common stock for services              67,500       675       63,065            -       63,740

 Stock options issued for future services                -         -       30,000            -       30,000

 Stock options issued as compensation                    -         `       38,653            -       38,653

 Net income (loss)                                       -         -            -      (40,572)     (40,572)
                                                 ---------  --------  -----------  ------------  -----------

 Balance, September 30, 1999                     3,613,678    36,137    9,727,309   (2,448,154)   7,315,292

 Sales of common stock for cash                     76,500       765      174,410            -      175,175

 Issuance of common stock for services              28,500       285       73,655            -       73,940

 Issuance of common stock for accounts payable      20,000       200       39,800            -       40,000

 Shares issued for XXXPassword (Note 3)            450,000     4,500      664,875            -      669,375

 Shares issued for Chesapeake Bay (Note 3)         160,000     1,600      187,400            -      189,000

 Net income (loss)                                       -         -            -      202,587      202,587
                                                 ---------  --------  -----------  ------------
 Balance, September 30, 2000                     4,348,678  $ 43,487  $10,867,449  $(2,245,567)  $8,665,369
                                                 =========  ========  ===========  ============  ===========


           See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                             2000         1999
                                                          ----------  ------------
 Net income (loss)                                        $ 202,587   $   (40,572)

 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                            585,797       630,001
   Issuance of common stock for services                     73,940        63,740
   Stock options issued as compensation                           -        38,653
   Loss on lease termination                                      -       219,780
   Minority interest                                         30,163        22,351
   Gain on sale of subsidiary                                     -      (169,955)
   Excess of insurance proceeds over fire loss                    -      (290,769)
   Gain on sale of assets                                  (181,840)            -
   Vendors' concessions (Note 10)                          (281,076)            -
   Changes in assets and liabilities:
     Accounts receivable                                    102,804      (520,169)
     Inventories                                            (84,698)      (56,866)
     Prepaid expenses and other assets                      (30,712)      (68,981)
     Accounts payable and accrued liabilities               357,112      (370,560)
                                                          ----------  ------------
       Net cash provided (used) by operating activities     774,077      (543,347)
                                                          ----------  ------------

 Cash flows from investing activities:
   Additions to property and equipment and goodwill        (552,261)   (1,038,600)
   Insurance proceeds -- fire damage                              -       496,625
   Cash in subsidiary sold                                        -      (171,899)
   Proceeds from sale of subsidiary                               -     1,057,327
   Proceeds from sale of assets                             240,136             -
                                                          ----------  ------------
       Net cash provided (used) by investing activities    (312,125)      343,453
                                                          ----------  ------------

 Cash flows from financing activities:
   Common stock issued, less offering costs                 175,175       625,002
   Increase in long-term debt                               228,150         9,057
   Payments on long-term debt                              (868,906)     (653,648)
                                                          ----------  ------------
       Net cash used by financing activities               (465,581)      (19,589)
                                                          ----------  ------------

 Net increase (decrease) in cash                             (3,629)     (219,483)

 Cash at beginning of year                                  378,161       597,644
                                                          ----------  ------------

 Cash at end of year                                      $ 374,532   $   378,161
                                                          ==========  ============

 Cash paid during the period for:
   Interest                                               $ 418,701   $   501,864
                                                          ==========  ============


 Noncash  activities:
     During the year ended September 30, 2000, the Company issued common shares for accounts payable and for certain acquisitions (see Note 3).


           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

1.   ORGANIZATION

     Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding capital stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering. The Company originally owned a premiere adult nightclub offering topless entertainment and restaurant and bar operations and a non-sexually oriented bar in Houston, Texas. The Company opened another premier adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana in January 1997 (sold in 1999 - see Note 4), and during the year ended September 30, 1998, the Company opened another premier adult nightclub in a facility purchased in Minneapolis, Minnesota. Also during the year ended September 30, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus"), a publicly held company which also owns adult nightclubs. In December 1998, the Company opened another premier adult nightclub in north Houston, located near George Bush Intercontinental Airport in premises leased from a subsidiary of Taurus. During 2000, the Company has acquired another club location in Houston. The Company now operates six nightclubs in Houston, San Antonio and Austin, Texas and Minneapolis, Minnesota.

     During the year ended September 30, 1999, the Company launched certain adult internet web sites and acquired another site during July 2000 (Note
     3).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. All share and per share information in the accompanying financial statements has been retroactively adjusted to reflect the effects of a 1-for-2 reverse split of the Company's common shares in March 1999. The accompanying presentation is of basic earnings per share because dilutive earnings per share is the same as basic.

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

     Goodwill

     Goodwill acquired in business acquisitions is stated at cost and amortized over the estimated useful lives of fifteen years for nightclubs and five years for internet web sites.

3.   ACQUISITIONS

     On  July  6,  2000,  the  Company  acquired  an  adult  internet   website,
     XXXPassword. The acquisition of XXXPassword was accounted for by the purchase method of accounting; therefore, the operations of XXXPassword have been included in the accompanying statement of operations since the date of acquisition. Under purchase accounting, the purchase price was allocated to goodwill, because XXXPassword has no tangible assets. The purchase price was based on the value of the 450,000 common shares of Rick's issued in the acquisition. Rick's also placed 250,000 common shares in escrow to be issued should the earnings, as defined, of XXXPassword aggregate $400,000 for the first full 12 months following the closing date. These contingent shares are to be valued and charged to the purchase price if the contingency is met in the next twelve months.

     The acquisition agreement between the Company and the seller of XXXPassword requires the Company to pay an Earn Out Amount of $380,000 to the seller, plus either (1) $475,000 if the earnings before depreciation, amortization, interest and taxes ("EBITDA") of XXXPassword during the first full twelve-month period beginning on the closing date exceeds $800,000 but is less than $1,200,000 (but not otherwise) or (2) $925,000 if the EBITDA of XXXPassword during the first full twelve-month period beginning on the closing date exceed $1,200,000. The Earn Out Amount is to be paid in monthly amounts equal only to 50% of the Free Net Cash Flow (as defined) of XXXPassword during the six year period from the closing date. Because the EBITDA in the period from July 6, 2000 to September 30, 2000 was approximately $136,000, a portion of the Earn Out Amount ($68,263) has been accrued in the accompanying financial statements. This amount has been added to goodwill at September 30, 2000.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (CONTINUED)

     The cost of the XXXPassword acquisition was as follows:

     Fair value of 450,000 common shares issued          $669,375
      Earn out amount capitalized                          68,263
                                                         --------
                   Amount charged to goodwill            $737,638
                                                         ========

     On May 1, 2000, the Company began operating an adult nightclub in Houston, Texas ("Chesapeake Bay") and acquired the club effective August 4, 2000. The acquisition of Chesapeake Bay was accounted for by the purchase method of accounting; therefore, the operations of Chesapeake Bay have been included in the accompanying statement of operations since the date of acquisition. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was 160,000 shares of Company common stock valued at their fair market value of $189,000. The purchase price and adjustments to the historical book values of Chesapeake Bay are as follows:


       Fair value of inventory acquired                   $ 12,165
       Fair values of property and equipment               142,658
       Excess cost over fair values assigned to goodwill    34,177
                                                          --------
                 Purchase price                           $189,000
                                                          ========


     The following unaudited pro forma information for the year ended September 30, 1999 gives effect to the transaction as if it had occurred at the beginning of that year. Chesapeake Bay's operations are for the calendar year 1999. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of results of operations that would have been achieved had the transaction been completed as of the beginning of the year, nor are they indicative of the Company's future results of operations.


                                      1998
                                  ------------
       Revenues                   $11,580,298
                                  ------------
       Net loss                   $   (97,769)
                                  ------------
       Net loss per common share  $     (0.03)
                                  ------------

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM DEBT

                                                                   2000         1999
                                                                -----------  -----------
Note payable to a bank, payable $8,315 per month,
including interest at the prime rate plus 1%, matures
December 2001, collateralized by land and building
in Houston, Texas.                                              $  453,824   $  502,027

9% notes payable to an individual, monthly payments
aggregating $22,732, including interest, maturing in
2018.  Collateralized by real estate in Minneapolis,
Minnesota.                                                       2,394,981    2,449,511

 Note payable to partnership maturing March 2026,
 due in monthly installments of $576 including principal
 and interest at 12%; collateralized by real estate.                54,860       55,169

 Note payable to partnership maturing July 2007,
 due in monthly installments of $653 including principal
 and interest at 12%; collateralized by real estate.                62,207       62,557

 Note payable to individual maturing March 2006,
 due in monthly installments of $2,573, plus interest at
 9.25%; collateralized by real estate.                             305,731      308,202

 Note payable to corporation maturing April 2002,
 due in monthly installments of $13,758 including
 principal and interest at 10%; collateralized by real estate.     281,682      411,478

 Note payable to a financing company maturing
 August 2003, due in monthly installments of $5,380,
 including interest at 10%, collateralized by real estate .              -      547,464

 Note payable to an individual, due in monthly installments
 of $17,957, including interest at 14% through
 August 2001, collateralized by real estate                        184,381            -

 Various notes, at interest rates ranging from 6% to 12%,
 payable in monthly installments, including interest,
 aggregating approximately $8,500, collateralized by
 real estate.                                                      128,850      321,991
                                                                -----------  -----------
                                                                 3,866,516    4,658,399
 Less current maturities                                          (456,749)    (375,622)
                                                                -----------  -----------
                                                                $3,409,767   $4,282,777
                                                                ===========  ===========

     Following is a summary of long-term debt at September 30:

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM DEBT (CONTINUED)

     Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 9.5% at September 30, 2000. Following are the maturities of long-term debt for the years ending September 30:


            2000          $ 375,622
            2001            300,716
            2002            301,859
            2003            605,804
            2004            294,878
            Thereafter    2,779,520
                         ----------
                         $4,658,399
                        ===========

5.   SALE OF SUBSIDIARY

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

6.   INCOME TAXES

     Income tax expense (benefit) consisted of current taxes for 1999. Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                   2000          1999
                                               ------------  ------------
     Tax credit on loss before income
         taxes at the statutory rate           $   (76,355)  $   (13,000)
     Separate return limitation - unavailable
         loss carrybacks                            76,355        13,000
                                               ------------  ------------
                                               $         -   $         -
                                               ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset/liability are as follows at September 30:

                                                      2000          1999
                                               ------------  ------------
     Operating loss carryforwards              $(1,087,000)  $(1,140,000)
     Deferred tax asset valuation allowance      1,087,000     1,140,000
                                               ------------  ------------
                                               $         -   $         -
                                               ============  ============


     For tax purposes, the Company has a net operating loss carryforward amounting to approximately $3,200,000 which will expire, if not utilized, beginning in 2012.

7.   COMMITMENTS  AND  CONTINGENCIES

     Leases

     The Company leases corporate office facilities. Following is a schedule of minimum lease payments for the years ending September 30:


            2001      $ 13,536
            2002        14,382
            2003        15,228
            2004         7,416

     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits may be in excess of federally insured limits. The Company has not incurred losses related to its cash on deposit with banks.

     Litigation

     In November, 1998, LMTD, Inc. initiated litigation against a subsidiary of one of the Company's subsidiaries, Citation Land, LLC ("Citation"), in a case styled LMTD, Inc. v. Texas Warehouse Company, Inc., et al. Cause No. 98-12570, in the 200th Judicial District Court of Travis County, Texas. The Plaintiff alleged a tortuous interference claim against Citation in the amount of $540,000 in connection with a Purchase Option Agreement the plaintiff claims to have with a company named Texas Warehouse Company, Inc. In October 2000, the Company was granted a partial summary judgment on some of the issues in this matter. In November 2000, the court signed a take-nothing judgment in the Company's favor against the plaintiff in all matters.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On April 20, 1999 the Company was served as a defendant in litigation that was filed on February 23, 1999. The lawsuit is styled John M. Skora and Robert Martin v. Trumps, Inc., Rick's Cabaret International, Inc., RCI Entertainment (Texas), Inc., and Robert L. Watters, Cause No. 1999-09394, in the 11th Judicial District Court of Harris County, Texas. The plaintiffs claim that they purchased a dance from one of the dancers at one of the Company's nightclubs and paid for the dance by the use of their credit card. The plaintiffs assert that the Company violated the Texas Finance Code by imposing a surcharge for credit card use. The plaintiffs voluntarily dismissed this action in August 2000.

     In January, 1999, the Company as named as a defendant in McGill v. RCI Entertainment (Minnesota) Inc., No. 98-2742, U.S. District Court, Minnesota. The plaintiffs have asserted claims for under federal and state civil rights acts for discrimination and harassment. Some of the plaintiffs settled with the Company, and all other matters were dismissed by the court.

     In June, 1999, the Company was named as defendant in Hubka v. RCI Entertainment (Minnesota). Inc., No. CT 99-009560, Hennepin County District Court. The plaintiff has asserted claims under the Minnesota Human Rights Act and for negligence. This matter has been resolved.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     During the year ended September 30, 2000 and 1999, options were granted as follows:


                                                  Weighted             Weighted
                                                   Average             Average
                                                  Exercise             Exercise
                                          2000      Price      1999     Price
                                        --------  ---------  ---------  -------
      Outstanding at beginning of year   192,500  $    2.15   300,000   $ 2.23
      Granted                            398,000  $    2.48   125,000   $ 2.04
      Expired                                  -  $       -  (232,500)  $ 2.23
      Exercised                                -  $       -         -
      Outstanding at end of year         590,500  $    2.37   192,500   $ 2.15
                                        --------             ---------
      Exercisable at end of year         280,000  $    2.27   167,500   $ 2.06
                                        --------             ---------

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

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, compensation expense amounted to $10,890 for the year ended September 30, 1999. The Company recorded an additional $13,648 and $27,763 in expense for 2000 and 1999, respectively under SFAS 123 for options issued to non-employees.

     Pro forma disclosures as required by SFAS 123 for the fiscal years ended September 30, 2000 and 1999 are as follows:


                                                      2000        1999
                                                   ----------  ----------
           Pro forma net income (loss)             $(187,705)  $(176,374)
                                                   ----------  ----------
           Pro forma net income (loss) per share   $   (0.04)  $   (0.05)
                                                   ----------  ----------

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2000: risk-free interest rate of 5.5%; volatility factor of 80%; and an expected life of the awards of two years. The weighted average assumptions for 1999 were: risk-free interest rate of 4.5%; volatility factor of 374%; and an expected life of the awards of one year. The weighted average contractual life of the outstanding options at September 30, 2000 and 1999 was 3.9 and 4.1 years, respectively.

9.   STOCKHOLDERS' EQUITY

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  OTHER INCOME

     Other income includes approximately $281,000 representing the writeoff of old outstanding accounts payable which the Company believes is no longer owed to certain third parties.

11.  SEGMENT INFORMATION

     Beginning in 2000, the Company is operating in two industries: adult night clubs and adult internet web sites.

     Following is a summary of segment information for the year ended September 30, 2000:

             Sales:
                Night clubs                   $11,157,040
                Internet                        1,582,276
                                              ------------
                                              $12,739,316
                                              ============

              Operating income (loss):
                Night clubs                   $ 1,152,591
                Internet                         (309,201)
                                              ------------
                                                  843,390

              General corporate expenses         (698,626)
              Other income (expense), net          57,823
                                              ------------
              Net income                      $   202,587
                                              ============

              Identifiable assets:
                Night clubs                   $ 9,256,549
                Internet                          275,329
                                              ------------
                                                9,531,878
              General corporate assets            537,202
                                              ------------
                Total assets                  $10,069,080
                                              ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  SEGMENT INFORMATION (CONTINUED)

              Capital expenditures:
                Night clubs                   $   312,762
                Internet                      $   175,614
                General corporate                  63,885
                                              $   552,261
                                              ============

              Depreciation and amortization:
                Night clubs                   $   474,756
                Internet                      $    92,774
                General corporate                  18,267
                                              $   585,797
                                              ============


Operating income represents revenues less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude investments in other industry segments. General corporate assets consist principally of corporate cash.