Form 10QSB
period 2000-12-31
RICKS CABARET INTERNATIONAL INC
filed 2001-02-12
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period nded: December 31, 2000

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On January 25, 2000, there were 4,595,494 shares of common stock, $.01 par value, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ] No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART  I               FINANCIAL  INFORMATION

Item  1.     Financial  Statements

                  Consolidated  Balance  Sheets  as  of
                  December 31, 2000 (unaudited) and September 30, 2000 (audited)

                  Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999 (unaudited)

                  Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II              OTHER  INFORMATION

Item  6.      Exhibits  and  Reports  on  Form  8-K

Signatures

PART  I          FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

             RICK'S  CABARET  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEETS

                                     ASSETS
                                     ------

                                                    12/31/00           9/30/00
                                                   (UNAUDITED)        (AUDITED)
CURRENT ASSETS

  Cash                                          $       359,303   $       374,532
  Accounts receivable                                   389,524           297,761
  Prepaid expenses                                       25,615            67,661
  Inventories                                           190,681           200,471
  Land held for sale                                    200,000           200,000
                                                ----------------  ----------------

    Total current assets                              1,165,123         1,140,425
                                                ----------------  ----------------

PROPERTY AND EQUIPMENT
  Buildings, lands and leasehold improvements         8,422,956         8,360,090
  Furniture and equipment                             1,553,548         1,508,990
                                                ----------------  ----------------

                                                      9,976,504         9,869,080

  Accumulated depreciation                           (1,396,529)       (1,296,898)
                                                ----------------  ----------------

                                                      8,579,975         8,572,182
                                                ----------------  ----------------

OTHER ASSETS
  Goodwill less accumulated amortization              3,514,450         3,412,827
  Other                                                 259,501           288,223
                                                ----------------  ----------------

                                                      3,773,951         3,701,050
                                                ----------------  ----------------

                                                $    13,519,049       $13,413,657
                                                ================  ================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               12/31/00           9/30/00
                                              (UNAUDITED)        (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt        $       397,542   $       456,749
  Accounts payable - trade                         370,121           437,083
  Accrued expenses                                 430,669           380,279
                                           ----------------  ----------------

    Total current liabilities                    1,198,332     1,274,111

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion            3,336,964         3,409,767
                                           ----------------  ----------------

  Total Liabilities                              4,535,296         4,683,878
                                           ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                  67,569            64,410

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                  ---               ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,348,678 and 4,348,678                  43,487            43,487
  Additional paid in capital                    10,867,499        10,867,449
  Retained earnings (deficit)                   (1,994,802)       (2,245,567)
                                           ----------------  ----------------

      Total stockholder's equity                 8,916,184         8,665,369
                                           ----------------  ----------------

                                           $    13,519,049   $    13,413,657
                                           ================  ================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                           2000           1999
                                        (UNAUDITED)    (UNAUDITED)
REVENUES

  Sales of alcoholic beverages        $    1,340,042   $    1,104,583
  Sales of food                              191,945          150,376
  Service revenues                         1,272,716        1,218,678
  Internet revenues                        2,010,800           49,864
Other                                        235,910          194,674
                                      ---------------  ---------------

                                           5,051,413        2,718,175
                                      ---------------  ---------------

OPERATING EXPENSES
  Cost of goods sold                       1,834,029          363,779
  Salaries and wages                       1,226,002          910,156
  Other general and administrative
      Taxes and permits                      479,888          405,501
      Charge card fees                        84,129           39,085
      Rent                                    77,067           11,490
      Legal and accounting                   217,791          112,066
      Advertising                            132,273          197,405
      Other                                  665,386          494,402
                                      ---------------  ---------------

                                           4,716,565        2,533,884
                                      ---------------  ---------------

INCOME FROM OPERATIONS                       334,848          184,291

  Interest income                              8,730            8,412

  Interest Expense                           (92,813)        (108,677)
                                      ---------------  ---------------

Net Income                            $      250,765   $       84,026
                                      ===============  ===============

NET INCOME PER COMMON SHARE           $         0.06   $         0.03
                                      ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING        4,348,678        3,613,678
                                      ===============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                     2000          1999
                                                 (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                      $     250,765   $      84,026

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                       99,631          92,015
    Amortization of goodwill                           83,824          39,928
    Minority interests                                  3,159          (6,604)
    Changes in assets and liabilities:
        Accounts receivable                           (91,763)         (4,058)
        Prepaid expenses                               42,046          63,418
        Inventories                                     9,790         (15,863)
        Accounts payable and accrued expenses         (16,572)         42,772
                                                --------------  --------------

    Cash provided by operating activities             380,880         295,634
                                                --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                  (107,424)       (201,745)
    Increase in other assets                         (156,725)         34,548
                                                --------------  --------------

    Cash used by investing activities                (264,149)       (167,197)
                                                --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                    50             ---
    Payments on long term debt                       (132,010)        (92,265)
                                                --------------  --------------

    Cash used by financing activities                (131,960)        (92,265)
                                                --------------  --------------
NET INCREASE/(DECREASE) IN CASH                       (15,229)         36,172

CASH AT BEGINNING OF PERIOD                           374,532         378,161
                                                --------------  --------------
CASH AT END OF PERIOD                           $     359,303   $     414,333
                                                ==============  ==============

CASH PAID DURING PERIOD FOR:
    Interest                                    $      92,813   $     108,677
                                                ==============  ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.   BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2.     SEGMENT  INFORMATION

In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment.

                                          FOR  THE  THREE  MONTHS     FOR  THE  THREE  MONTHS
                                          ENDED DECEMBER 31, 2000    ENDED DECEMBER 31, 1999
REVENUES
  Internet Web-sites                     $              2,010,800   $                 49,864
  Clubs operation                                       3,040,613                  2,668,311
                                         -------------------------  -------------------------
                                         $              5,051,413   $              2,718,175
                                         =========================  =========================

NET INCOME/(LOSS)
  Internet Web-sites                     $                269,464   $                (75,667)
  Clubs operation                                         156,755                    271,974
  Corporate expenses                                     (175,454)                  (112,281)
                                         -------------------------  -------------------------
                                         $                250,765   $                 84,026
                                         =========================  =========================

PROPERTY & EQUIPMENT, NET DEPRECIATION
  Internet Web-sites                     $                248,941   $                210,350
  Clubs operation                                       8,331,034                  8,453,102
                                         -------------------------  -------------------------
                                         $              8,579,975   $              8,663,452
                                         =========================  =========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company's audited and unaudited consolidated financial statements and related notes thereto included in this quarterly report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

     For the three months ended December 31, 2000, the Company had consolidated total revenues of $5,051,413 compared to consolidated total revenues of $2,718,175 for the three months ended December 31, 1999, or an increase of $2,333,238. The increase in total revenues was due to the increase in revenues in the Company's existing and new locations of $372,302 and to the increase in revenues generated by the Company's Internet businesses of $1,960,936.

The cost of goods sold for the three months ended December 31, 2000 was 36.31% of total revenues compared to 13.39% for the three months ended December 31,1999. The increase was due primarily to the costs of maintaining our Internet operations and the addition of logo merchandise to our sales mix. The cost of goods sold for the club operation for the three months ended December 31, 2000 was 14.31% of the sales of alcoholic beverages and food compared to 13.03% for the three months ended December 31, 1999. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended December 31, 2000 was 69.58%.

     Payroll and related costs for the three months ended December 31, 2000 were $1,226,002 compared to $910,156 for the three months ended December 31, 1999. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended
December 31, 2000 were $1,656,484 compared to $1,259,949 for the three months ended December 31, 1999. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the three months ended December 31, 2000 was $92,813 compared to $ 108,677 for the three months ended December 31, 1999. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Net income for the three months ended December 31, 2000 was $250,765 compared to a net income of $84,026 for the three months ended December 31, 1999. The increase in net income was primarily due to the increase in revenues in Company's locations and its internet business.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2000, the Company had working capital deficit of $33,209 compared to working capital deficit of $133,686 at September 30, 2000.

     Net cash provided by operating activities in the three months ended December 31, 2000 was $380,880 compared to net cash provided of $295,634 for the three months ended December 31, 1999. The increase in cash provided by operating activities was due to an increase in net income.

     Depreciation and Amortization for the three months ended December 31, 2000 were $183,455 compared to $131,943 for the three months ended December 31, 1999.

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

     Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the sexually oriented business industry is required in all states to convert the entertainers who perform from independent contractor to employee status, we have prepared alternative plans that we believe will protect our profitability. We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any payroll tax assessment for prior years.

     The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.


SEASONALITY

     The Company is significantly affected by seasonal factors. Typically, the Company has experienced reduced revenues from April through September with the strongest operating results occurring during October through March.

PART  II         OTHER  INFORMATION


Item  6.         Exhibits  and  Reports  on  Form  8-K.

                 (a)  Exhibits

                           Exhibit 99.1 -- Report of Independent Auditor on Review of Unaudited Financial Statements.

                 (b)  Reports  on  Form  8-K

                           On  November  29,  2000  we  filed  a report on Form
                           8-K  dated  November  27,  2000  reporting  Item   2
                           Acquisition  of  Assets.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    RICK'S  CABARET  INTERNATIONAL,  INC.


                                   _______________________________
Date:  February  9,  2001          By: /s/  Eric  S.  Langan
                                   Eric  S.  Langan
                                   President and Chief Accounting Officer