Form 10QSB
period 2001-03-31
RICKS CABARET INTERNATIONAL INC
filed 2001-05-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     Quarterly  report  pursuant  to  Section  13  Or 15(d) of the Securities
Exchange  Act  of  1934;  For  the  quarterly  period  ended:  March  31,  2001

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

On May 7, 2001, there were 4,595,494 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]     No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART  I        FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Consolidated  Balance  Sheets  as  of
          March  31,  2001  (unaudited)  and  September  30,  2000  (audited)

          Consolidated Statements of Operations for the three and six months ended March 31, 2001 and 2000 (unaudited)

          Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000 (unaudited)

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

Signatures

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   -----------

                                                     3/31/2001      9/30/2000
                                                    (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash                                              $  514,830   $   374,532
  Accounts receivable                                  354,565       297,761
  Prepaid expenses                                     105,529        67,661
  Inventories                                          195,640       200,471
  Land held for sale                                   200,000       200,000
                                                   -----------    -----------

    Total current assets                             1,370,564     1,140,425
                                                   -----------    -----------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements         8,438,437     8,360,090
  Furniture & equipment                              1,566,788     1,508,990
                                                   -----------    -----------

                                                    10,005,225     9,869,080

  Accumulated depreciation                          (1,496,991)   (1,296,898)
                                                   -----------    -----------

                                                     8,508,234     8,572,182
                                                   -----------    -----------

OTHER ASSETS
  Goodwill less accumulated amortization             3,481,176     3,412,827
  Other                                                214,148       288,223
                                                   -----------    -----------

                                                     3,695,324     3,701,050
                                                   -----------    -----------

                                                   $13,574,122   $13,413,657
                                                   ===========    ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

                                                 3/31/2001     9/30/2000
                                                (UNAUDITED)     (AUDITED)

CURRENT LIABILITIES
  Current portion of long term debt            $   372,735   $   456,749
  Accounts payable - trade                         332,695       437,083
  Accrued expenses                                 453,174       380,279
                                                ----------     ----------

    Total current liabilities                    1,158,604     1,274,111

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion            3,243,215     3,409,767
                                                ----------     ----------

  Total Liabilities                              4,401,819     4,683,878
                                                ----------     ----------

COMMITMENTS AND CONTINGENCIES                          ---           ---

MINORITY INTERESTS                                  73,456        64,410

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                 ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,348,678 and 4,348,678                  43,487        43,487
  Additional paid in capital                    10,891,794    10,867,449
  Retained earnings (deficit)                   (1,836,434)   (2,245,567)
                                                ----------     ----------

      Total stockholder's equity                 9,098,847     8,665,369
                                                ----------     ----------

                                               $13,574,122   $13,413,657
                                                ==========    ===========

                           RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED MARCH 31,               ENDED MARCH 31,
                                                  2001           2000           2001           2000
REVENUES
  Sales of alcoholic beverages              $  1,458,119   $  1,129,924   $  2,798,161   $ 2,234,507
  Sales of foods                                 212,391        163,030        404,336       313,406
  Service revenues                             1,361,437      1,229,004      2,634,153     2,441,236
  Internet revenues                            2,125,616        131,943      4,136,416       181,807
  Others                                         240,708        187,614        476,618       388,734
                                             -----------    -----------    -----------    -----------
                                               5,398,271      2,841,515     10,449,684     5,559,690
OPERATING EXPENSES
  Cost of goods sold                           2,339,866        467,679      4,173,895       831,458
  Salaries and wages                           1,188,951        988,057      2,414,953     1,898,213
  Other general and administrative
      Taxes and permits                          442,258        435,156        922,146       840,657
      Charge card fees                            85,035         39,961        169,164        79,046
      Rent                                        78,340         15,235        155,407        26,725
      Legal and accounting                       178,079        173,988        395,870       286,054
      Advertising                                131,864        210,737        264,137       408,142
      Other                                      715,047        527,070      1,380,433     1,021,472
                                             -----------    -----------    -----------    -----------
                                               5,159,440      2,857,883      9,876,005     5,391,767
                                             -----------    -----------    -----------    -----------
INCOME/(LOSS) FROM OPERATIONS                    238,831        (16,368)       573,679       167,923
  Interest Expense                               (88,305)      (104,834)      (181,118)     (213,511)
  Interest Income                                  7,842          7,924         16,572        16,336
                                             -----------    -----------    -----------    -----------

NET INCOME/(LOSS)                             $  158,368   $   (113,278)   $   409,133    $  (29,252)
                                             ===========    ===========    ===========    ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE:

  NET INCOME (LOSS)                           $     0.04   $      (0.03)   $      0.09    $    (0.01)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                    4,348,678      3,683,845       4,348,678    3,648,761
                                             ===========    ===========    ===========    ===========

          RICK'S  CABARET  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                      2001           2000
                                                 (UNAUDITED)    (UNAUDITED)
NET INCOME/(LOSS)                                    $ 409,133   $ (29,252)
ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                      382,762     260,057
    Minority Interest                                    9,046      (7,469)
    Changes in assets and liabilities:
        Accounts receivable                            (56,804)    (84,228)
        Prepaid expenses                               (37,868)    (56,833)
        Inventories                                      4,831      (6,806)
        Other assets                                  (176,943)     38,401
        Accounts payable and accrued expenses          (31,493)    146,732
                                                     ----------   ---------
    Cash provided by operating expenses                502,664     260,602
                                                     ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                   (136,145)   (250,817)
                                                     ----------   ---------
    Cash used by investing activities                 (136,145)   (250,817)
                                                     ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs            24,345     217,086
    Payments on long-term debt                        (250,566)   (214,386)
                                                     ----------   ---------
    Cash provided (used) by financing activities      (226,221)      2,700
                                                     ----------   ---------
NET INCREASE IN CASH                                   140,298      12,485
CASH AT BEGINNING OF PERIOD                            374,532     378,161
                                                     ----------   ---------
CASH AT END OF PERIOD                                $ 514,830   $ 390,646
                                                     =========   ==========
CASH PAID DURING PERIOD FOR:

    Interest                                         $ 181,118   $ 213,511
                                                     =========   ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2.   SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment.

                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                ENDED MARCH 31,              ENDED MARCH 31,
                             2001           2000           2001           2000
REVENUES
  Internet Web-sites   $  2,125,616   $    133,267   $  4,136,416   $    183,131
  Club operation          3,272,655      2,708,248      6,313,268      5,376,559
                        -----------    -----------    ------------   ------------
                       $  5,398,271   $  2,841,515   $ 10,449,684   $  5,559,690
NET INCOME/(LOSS)
  Internet Web-sites   $    (90,132)  $   (194,724)  $    179,332   $   (270,392)
  Club operation            468,620        221,491        625,375        493,466
  Corporate expenses       (220,120)      (140,045)      (395,574)      (252,326)
                        -----------    -----------    ------------   ------------
                       $    158,368   $   (113,278)  $    409,133   $    (29,252)
PROPERTY & EQUIPMENT
  Internet Web-sites                                 $    241,429   $    233,882
  Clubs operation                                       8,266,805      8,393,033
                                                      ------------   ------------
                                                     $  8,508,234   $  8,626,915
                                                      ============   ============

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

GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com, www.amateurdan.com, and www.xxxpassword.com plus an auction
                                             -------------------
site  at  www.naughtybids.com.

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2000

     For the three months ended March 31, 2001, the Company had consolidated total revenues of $5,398,271 compared to consolidated total revenues of $2,841,515 for the three months ended March 31, 2000, or an increase of $2,556,756. The increase in total revenues was due to the increase in revenues in the Company's existing and new club locations of $563,083 and to the increase in revenues generated by the Company's Internet businesses of $1,993,673. The increase in the revenues generated by the club operations were primarily due to increase in cover charges, floor fees, and merchandise revenues.

     The cost of goods sold for the three months ended March 31, 2001 was 43.35% of total revenues compared to 16.46% for the three months ended March 31, 2000. The increase was due primarily to the costs of maintaining our Internet operations and the addition of logo merchandise to our sales mix. The cost of goods sold for the club operation for the three months ended March 31, 2001 was 14.19% of the sales of alcoholic beverages and food compared to 12.81% for the three months ended March 31, 2000. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended March 31, 2001 was 88.24%.

     Payroll and related costs for the three months ended March 31, 2001 were $1,188,951 compared to $988,057 for the three months ended March 31, 2000. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended March 31, 2001 were $1,630,623 compared to $1,402,147 for the three months ended March 31, 2000. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the three months ended March 31, 2001 was $88,305 compared to $104,834 for the three months ended March 31, 2000. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Net income for the three months ended March 31, 2001 was $158,368 compared to a net loss of $113,278 for the three months ended March 31, 2000. The increase in net income was primarily due to the increase in revenues in the Company's club locations.

     For the six months ended March 31, 2001, the Company had consolidated total revenues of $10,449,684 compared to consolidated total revenues of $5,559,690 for the fiscal six months ended March 31, 2000, or an increase of $4,889,994. The increase in total revenues was due to the increase in revenues in the Company's existing and new club locations of $935,385 and to the increase in revenues generated by the Company's Internet businesses of $3,954,609.

     The cost of goods sold for the six months ended March 31, 2001 was 39.95% of total revenues compared to 14.96% for the six months ended March 31, 2000. The increase was due primarily to the initial and maintenance costs of our internet operation. The cost of goods sold for the club operation for the six months ended March 31, 2001 was 14.25%. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the six months ended March 31, 2001 were $2,414,953 compared to $1,898,213 for the six months ended March 31, 2000. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels. The labor cost for the internet operation was $230,281 and for the clubs operation was $1,917,814. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the six months ended March 31, 2001 were $3,287,157 compared to $2,662,096 for the six months ended
March 31, 2000. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the six months ended March 31, 2001 was $181,118 compared to $213,511 for the six months ended March 31, 2000. The decrease was primarily attributable to Company's aggressive effort to pay off its debt and not acquiring a new debt.

     Net income for the six months ended March 31, 2001 was $409,133 compared to a net loss of ($29,252) for the six months ended March 31, 2000. The increase in net income was primarily due to the increase in revenues in Company's locations and its internet business. Management currently believes that the Company is in the position to be profitable in fiscal 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2001, the Company had working capital of $211,960 compared to a working capital deficit of $133,686 at September 30, 2000. The increase in working capital was due primarily to the increase in net income.

     Net cash provided by operating activities in the six months ended March 31, 2001 was $502,664 compared to $260,602 for the six months ended March 31, 2000. The increase in cash provided by operating activities was due principally to the increase in net income from operation.

     Depreciation and Amortization for the six months ended March 31, 2001 were $382,762 compared to $260,057 for the six months ended March 31, 2000.

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


                                           RICK'S  CABARET  INTERNATIONAL,  INC.


                                                 _______________________________
Date:  May  10,  2001                      By:   /s/  Eric  S.  Langan
                                                 Eric  S.  Langan
                                                 President and Chief Accounting
                                                 Officer