Form 10QSB
period 2001-06-30
RICKS CABARET INTERNATIONAL INC
filed 2001-08-13
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2001

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

On August 7, 2001, there were 4,595,494 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No  [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART  I        FINANCIAL  INFORMATION

Item  1.   Financial  Statements

             Consolidated  Balance  Sheets  as  of
             June 30, 2001 (unaudited) and September 30, 2000 (audited)

             Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000 (unaudited)

             Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 (unaudited)

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

Signatures

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                    -------

                                                    6/30/2001     9/30/2000
                                                   (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                            $    600,979   $   374,532
  Accounts receivable                                  379,795       297,761
  Prepaid expenses                                     173,399        67,661
  Inventories                                          208,445       200,471
  Land held for sale                                   200,000       200,000
                                                  -------------  ------------

    Total current assets                             1,562,618     1,140,425
                                                  -------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements         8,483,918     8,360,090
  Furniture & equipment                              1,842,803     1,508,990
                                                  -------------  ------------

                                                    10,326,721     9,869,080

  Accumulated depreciation                          (1,603,586)   (1,296,898)
                                                  -------------  ------------

                                                     8,723,135     8,572,182
                                                  -------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization             3,670,287     3,412,827
  Other                                                207,221       288,223
                                                  -------------  ------------

                                                     3,877,508     3,701,050
                                                  -------------  ------------

                                                  $ 14,163,261   $13,413,657
                                                  =============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               6/30/2001      9/30/2000
                                              (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt           $    342,165   $   456,749
  Accounts payable - trade                         292,171       437,083
  Accrued expenses                                 466,036       380,279
                                             --------------  ------------

    Total current liabilities                    1,100,372     1,274,111

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion            3,327,719     3,409,767
                                             --------------  ------------

  Total Liabilities                              4,428,091     4,683,878
                                             --------------  ------------

COMMITMENTS AND CONTINGENCIES                          ---           ---

MINORITY INTERESTS                                  76,205        64,410

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                 ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,348,678 shares                         43,487        43,487
  Additional paid in capital                    10,891,794    10,867,449
  Treasury stock                                   (42,369)            0
  Retained earnings (deficit)                   (1,233,947)   (2,245,567)
                                             --------------  ------------

      Total stockholders' equity                 9,658,965     8,665,369
                                             --------------  ------------

                                             $  14,163,261   $13,413,657
                                             ==============  ============

                         RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                    ENDED  JUNE  30,                 ENDED  JUNE  30,
                                                 2001             2000             2001             2000
REVENUES                                    ---------------  ---------------  ---------------  ---------------
  Sales of alcoholic beverages              $    1,511,870   $    1,208,668   $    4,310,031   $    3,443,175
  Sales of foods                                   208,233          171,994          612,569          485,400
  Service revenues                               1,309,466        1,215,886        3,943,619        3,657,122
  Internet revenues                              1,807,618          246,525        5,944,034          429,656
  Others                                           280,819          223,155          757,437          610,565
                                            ---------------  ---------------  ---------------  ---------------
                                                 5,118,006        3,066,228       15,567,690        8,625,918
OPERATING EXPENSES
  Cost of goods sold                             1,455,351          439,399        5,629,246        1,270,857
  Salaries and wages                             1,200,244        1,109,908        3,615,197        3,008,121
  Other general and administrative
      Taxes and permits                            510,170          443,625        1,432,316        1,284,282
      Charge card fees                              71,064           49,680          240,228          128,726
      Rent                                          51,167           41,534          206,574           68,259
      Legal and accounting                         186,857          209,524          582,727          495,578
      Advertising                                  129,434          204,971          393,571          613,113
      Other                                        830,515          604,716        2,210,948        1,626,188
                                            ---------------  ---------------  ---------------  ---------------
                                                 4,434,802        3,103,357       14,310,807        8,495,124
                                            ---------------  ---------------  ---------------  ---------------
INCOME/(LOSS) FROM OPERATIONS                      683,204          (37,129)       1,256,883          130,794
  Interest Expense                                 (87,818)        (102,811)        (268,936)        (316,322)
  Interest Income                                    7,101            6,311           23,673           22,646
  Other Income                                                      206,707                           206,707
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME/(LOSS)                           $      602,487   $       73,078   $    1,011,620   $       43,825
                                            ===============  ===============  ===============  ===============
BASIC NET INCOME (LOSS) PER COMMON SHARE:

  NET INCOME (LOSS)                         $         0.14   $         0.02   $         0.23   $         0.01
                                            ===============  ===============  ===============  ===============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                      4,348,678        3,710,178        4,348,678        3,669,234
                                            ===============  ===============  ===============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                          2001          2000
                                                      (UNAUDITED)    (UNAUDITED)
NET INCOME/(LOSS)                                      $ 1,011,620   $  43,825
ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation and amortization                          603,588     404,907
    Minority Interest                                       11,795       8,175
    Changes in assets and liabilities:
        Accounts receivable                                (82,034)   (116,547)
        Prepaid expenses                                  (105,738)      3,721
        Inventories                                         (7,974)    (20,089)
        Other assets                                      (473,358)     45,245
        Accounts payable and accrued expenses              (59,155)    229,742
                                                       ------------  ----------
    Cash provided by operating expenses                    898,744     598,979
                                                       ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                       (457,641)   (350,487)
                                                       ------------  ----------
    Cash used by investing activities                     (457,641)   (350,487)
                                                       ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs                24,345     242,470
    Treasury stocks acquired                               (42,369)          0
    Proceeds from long-term debt                           194,475           0
    Payments on long-term debt                            (391,107)   (430,041)
                                                       ------------  ----------
    Cash provided (used) by financing activities          (214,656)   (187,571)
                                                       ------------  ----------
NET INCREASE IN CASH                                       226,447      60,921
CASH AT BEGINNING OF PERIOD                                374,532     378,161
                                                       ------------  ----------
CASH AT END OF PERIOD                                  $   600,979   $ 439,082
                                                       ============  ==========
CASH PAID DURING PERIOD FOR:

    Interest                                           $   268,936   $ 213,511
                                                       ============  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2.   SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment.

                            FOR THE THREE MONTHS                FOR THE NINE MONTHS
                               ENDED  JUNE  30,                   ENDED  JUNE  30,
                            2001             2000             2001             2000
                       ---------------  ---------------  ---------------  ---------------
REVENUES
  Internet Web-sites   $    1,807,618   $      246,525   $    5,944,034   $      429,656
  Club operation            3,310,388        2,819,703        9,623,656        8,196,262
                       ---------------  ---------------  ---------------  ---------------
                       $    5,118,006   $    3,066,228   $   15,567,690   $    8,625,918
NET INCOME/(LOSS)
  Internet Web-sites   $      433,620   $      (57,169)  $      612,952   $     (327,562)
  Club operation              390,306          284,426        1,015,681          777,892
  Corporate expenses         (221,439)        (154,179)        (617,013)        (406,505)
                       ---------------  ---------------  ---------------  ---------------
                       $      602,487   $       73,078   $    1,011,620   $       43,825
PROPERTY & EQUIPMENT   ===============  ===============  ===============  ===============
  Internet Web-sites                                     $      235,050   $      258,410
  Clubs operation                                             8,488,085        8,393,252
                                                         ---------------  ---------------
                                                         $    8,723,135   $    8,621,662
                                                         ===============  ===============

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


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE30, 2000

     For the quarter ended June 30, 2001, the Company had consolidated total revenues of $5,118,006 compared to consolidated total revenues of $3,066,228 for the quarter ended June 30, 2000, or an increase of $2,051,778. The increase in total revenues was due to the increase in revenues in the Company's existing and new club locations of $490,073 and to the increase in revenues generated by the Company's Internet businesses of $1,561,705. The increase in the revenues generated by the club operations were primarily due to increase in alcoholic beverage sales, food sales, floor fees, and merchandise revenues.

     The cost of goods sold for the quarter ended June 30, 2001 was 28.44% of total revenues compared to 14.33% for the quarter ended June 30, 2000. The increase was due primarily to the costs of maintaining our Internet operations and the addition of logo merchandise to our sales mix. The cost of goods sold for the club operation for the quarter ended June 30, 2001 was 13.94% of the sales of alcoholic beverages and food compared to 13.49% for the quarter ended June 30, 2000. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the quarter ended June 30, 2001 was 54.96%.

     Payroll and related costs for the quarter ended June 30, 2001 were $1,200,244 compared to $1,109,908 for the quarter ended June 30, 2000. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the quarter ended June 30, 2001 were $1,779,207 compared to $1,554,050 for the quarter ended June 30, 2000. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the quarter ended June 30, 2001 was $87,818 compared to $102,811 for the quarter ended June 30, 2000. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Net income for the quarter ended June 30, 2001 was $602,487 compared to a net income of $73,078 for the quarter ended June 30, 2000. The increase in net income was primarily due to the increase in revenues in the Company's club locations and internet operations.

     For the nine months ended June 30, 2001, the Company had consolidated total revenues of $15,567,690 compared to consolidated total revenues of $8,625,918 for the fiscal nine months ended June 30, 2000, or an increase of $6,941,772. The increase in total revenues was due to the increase in revenues in the Company's existing and new club locations of $1,427,395 and to the increase in revenues generated by the Company's Internet businesses of $5,514,377.

     The cost of goods sold for the nine months ended June 30, 2001 was 36.16% of total revenues compared to 14.74% for the nine months ended June 30, 2000. The increase was due primarily to the initial and maintenance costs of our internet operation. The cost of goods sold for the club operation for the nine months ended June 30, 2001 was 14.14%. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the nine months ended June 30, 2001 were $3,615,197 compared to $3,008,121 for the nine months ended June 30, 2000. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels. The labor cost for the internet operation was $324,840 and for the clubs operation was $2,871,945. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the nine months ended June 30, 2001 were $5,066,364 compared to $4,216,146 for the nine months ended June 30, 2000. The increase was due to increased number of the Company's locations and the expansion of our Internet business.

     Interest expense for the nine months ended June 30, 2001 was $268,936 compared to $316,322 for the nine months ended June 30, 2000. The decrease was primarily attributable to Company's aggressive effort to pay off its debt and not acquiring a new debt.

     Net income for the nine months ended June 30, 2001 was $1,011,620 compared to a net income before extraordinary item of $43,825 for the nine months ended June 30, 2000. The increase in net income was primarily due to the increase in
revenues  in  Company's  club  locations  and  internet  business.   Management
currently believes that the Company is in the position to be profitable in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had working capital of $462,246 compared to a working capital deficit of $133,686 at September 30, 2000. The increase in working capital was due primarily to the increase in net income.

     Net cash provided by operating activities in the nine months ended June 30, 2001 was $898,744 compared to $598,979 for the nine months ended June 30, 2000. The increase in cash provided by operating activities was due principally to the increase in net income from both club and internet operations.

     Depreciation and Amortization for the nine months ended June 30, 2001 were $603,588 compared to $404,907 for the nine months ended June 30, 2000.

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


PART  II       OTHER  INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders


     Our annual meeting of shareholders was held on June 11, 2001. A quorum was present. The following persons were elected Directors: Eric Langan, Robert
Watters, Travis Reese, Alan Bergstrom, Ron Levi, Paul Lesser and Steven Jenkins. Our shareholders ratified the selection of Jackson & Rhodes, P.C. as our independent auditors for the fiscal year ending September 30, 2001.

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


                                     RICK'S CABARET INTERNATIONAL, INC.



Date: August 8, 2001                      By:  /s/  Eric  S.  Langan
                                          --------------------------------------
                                          Eric  S.  Langan
                                          President and Chief Accounting Officer