Form 10KSB
period 2001-09-30
RICKS CABARET INTERNATIONAL INC
filed 2001-12-17
CIK 935419

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF  1934 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ment incorporated by reference in Part III of this Form 10-KSB or any
amendment to this  Form  10-KSB.      [X]

Issuer's revenues for the year ended September 30, 2001 were $19,659,641. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 3, 2001, based upon the last reported sales prices on the Nasdaq SmallCap Market, was $13,970,305. As of December 3, 2001, there were approximately 4,595,495 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART I

Item  1.  Business                                                             3

Item  2.  Properties                                                           7

Item  3.  Legal Proceedings                                                    8

Item  4.  Submission of Matters to a Vote of Security Holders                  9

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder       10
          Matters

Item  6.  Management's Discussion and Analysis of Financial Condition         11
          and Results of Operations

Item  7.  Financial Statements                                                13

Item  8.  Changes in and Disagreements With Accountants on Accounting         13
          and Financial Disclosures

PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;       14
          Compliance with Section 16(a) of The Exchange Act

Item 10.  Executive Compensation                                              16

Item 11.  Security Ownership of Certain Beneficial Owners And Management      18

Item 12.  Certain Relationships and Related Transactions                      19

Item 13.  Exhibits and Reports on Form 8-K                                    21

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Rick's Cabaret International, Inc. currently owns and operates adult nightclubs under the name "Rick's Cabaret" and "XTC" that offer live adult entertainment, restaurant and bar operations. We own and operate six adult nightclubs in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota.

We recently opened an all-adult "couples" night club in Houston called "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle.

We also own and/or operate premiere adult entertainment Internet web sites in two categories: online entertainment and online auctions of adult products and erotica.

Our online entertainment sites are www.dancerdorm.com, www.amateurdan.com, and
                                   ------------------  ------------------
www.xxxpassword.com. DancerDorm.com featured exclusive live adult entertainment.
-------------------
The exclusive live activities were discontinued in 2001 and currently all live content for this site is licensed from third parties. AmateurDan.com features exclusive adult photo entertainment. XXXpassword features adult content licensed through Voice Media Inc. We acquire most of our Internet content from third parties.

Our online adult auction web sites are www.naughtybids.com, www.pornauction.com,
                                       -------------------  -------------------
www.xxxauctionville.com, www.xxxbids.com, www.xxxgayauction.com, and
-----------------------  ---------------  ---------------------
www.allgayauction.com.  These web sites contain consumer-initiated auctions for
---------------------
items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. These web sites use our proprietary auction system that provides a common technology platform. There are typically more than 10,000 active auctions at these sites at any given time. We charge the seller a fee for each successful auction.

References to us in this Form 10-KSB include our 100%-owned subsidiaries, and our 93%-owned subsidiary, Taurus Entertainment Companies, Inc.

We were incorporated as a Texas corporation in 1994 and became the successor to a private business that had operated Rick's Cabaret since the 1980's.

HISTORY

Until 1996, we had one adult nightclub location in Houston. In January 1997, we opened a nightclub in New Orleans, Louisiana, in leased premises, which we subsequently sold to Mr. Robert Watters in March 1999. In January 1997, we purchased a facility in Minneapolis, Minnesota, where we opened a new adult nightclub that began operations in March 1998. In August 1998, we acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc., a Colorado corporation ("Taurus") in a private stock exchange transaction with certain principal stockholders of Taurus. The Stock Exchange Agreement provided that we exchange one share of our common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, we exchanged a total of 571,713 shares (post-reverse split) of our common stock for approximately 4,002,006 shares of common stock of Taurus, giving us control of Taurus. The terms and conditions of the Exchange were determined by the parties through arms' length negotiations. However, no appraisal was conducted. The financial results of Taurus have been consolidated into our financial statements since the date of acquisition.

Taurus is a publicly owned company traded on the OTCBB under the symbol "TAUR.OB". In a transaction simultaneous to the acquisition of Taurus, we acquired certain real estate in San Antonio, Texas from one of the principal stockholders of Taurus. We acquired the property from a principal stockholder of Taurus for the same price that the principal stockholder paid for the property. We financed the purchase of the property by the issuance of a six-year $366,000 Convertible Debenture, secured by the real estate acquired.

In a transaction simultaneous to the acquisition of Taurus, Taurus acquired certain real estate in Houston, Texas from Mr. Ralph McElroy. Taurus acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. Taurus financed the purchase of the property by the issuance of a six-year $286,744 Con-vertible Debenture, secured by the real estate acquired. We are the guarantor of this Convertible Debenture. The Convertible Debenture is convertible into our shares at any time prior to maturity at the Conversion Price of $5.50.

On March 29, 1999, Robert L. Watters, one of our Directors, purchased RCI Entertainment Louisiana, Inc. ("RCI Louisiana"), our subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note"), a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The McElroy Note, which is due July 31, 2004, bears interest at the rate of twelve percent (12%) per annum, with interest being paid monthly. The principal of the McElroy Note is due in one lump sum payment. The McElroy Note is secured by (i) our convertible debenture in the original principal amount of $366,000, which we issued on August 11, 1998, in favor of Mr. McElroy (the "Convertible Debenture") and (ii) a promissory note of Taurus Entertainment Companies, Inc. (our subsidiary) and guaranteed by us (which has a conversion feature) in the original principal amount of $286,744.61, dated August 11, 1998, in favor of Mr. McElroy, (the "Convertible Promissory Note"). Both the Convertible Debenture and the Convertible Promissory Note are secured by certain real estate holdings. The Watters Note is due and payable in 48 equal monthly installments of principal and interest in the amount of $7,977.49 with the final payment due March 29, 2003. The Watters Note bears interest at the rate of eight percent (8%) per annum and is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana. In connection with the acquisition of the stock of RCI Louisiana, Mr. Watters also assumed RCI Louisiana's liabilities of approximately $1,400,000. As a condition of this transaction, Mr. Watters arranged for the release by a lender of our liability of $763,199 owed to the lender by RCI Louisiana, which we had guaranteed. We obtained an opinion from Chaffe & Associates, Inc., a New Orleans investment banking firm, stating that the purchase price paid by Mr. Watters for RCI Louisiana was fair from a financial point of view to our shareholders. The terms of this transaction were the result of arms length negotiations between Mr. Watters and us. In connection with the sale of RCI Louisiana, Mr. Watters, and Erich Norton White, our former director, entered into agreements with us to terminate their Employment Agreements and to cancel all stock options on our common stock that they held. Further, in connection with the sale of RCI Louisiana, we entered into an Exclusive Licensing Agreement with Mr. Watters, which granted Mr. Watters the right to the use of the name "Rick's Cabaret" and all logos, trademarks and service marks attendant thereto for use in the states of Louisiana, Florida, Mississippi and Alabama.

In March 1999, we had a 2:1 reverse stock split.

In May 2000, we acquired the Chesapeake Bay Cabaret, an upscale gentlemen's club located near the NASA Space Center and Houston's Hobby Airport. The seller and landlord was WMF Investments, Inc. The transaction was completed once all licenses and permits had been granted and issued to Rick's and the club was subsequently renamed using the Rick's Cabaret brand. The purchase price for the business of Chesapeake Bay Cabaret was 160,000 restricted shares of Rick's common stock. We also entered into a 10-year lease agreement between Rick's and WMF Investments. The lease grants Rick's an additional 10-year option for the
property and the building where the Chesapeake Bay Cabaret is located.   The
initial lease payment is $12,000 per month plus 4% of gross revenues exceeding $125,000 per month. In addition, the agreement provided that in the event that on August 6, 2001, the average closing price of Rick's common stock for the sixty (60) days prior to August 6, 2001 was less than $5.00 per share then we were obligated to pay by making a promissory note to the seller an amount equal to the lesser of (i) $250,000.00 or (ii) $800,000.00 less the market value of the 160,000 shares. This event occurred and we gave WMF Investments, Inc. a promissory note in the principal amount of $250,000, at an interest rate of 10% per annum and 108 monthly payments. This transaction was the result of arm length negotiations between the parties. However, no appraisal was done.

WMF Investments, Inc. is controlled by Mr. William Friedrichs, who owns approximately 8.3% of our outstanding shares of common stock.

From time to time, we may enter into agreements to operate adult clubs owned by others. We are not presently operating any adult clubs owned by others.

BUSINESS ACTIVITIES--NIGHTCLUBS

Prior to the opening of the first Rick's Cabaret in 1983 in Houston, Texas, the topless nightclub business was characterized by small establishments generally managed by their owner. Operating policies of these establishments were often lax, the sites were generally dimly lit, standards for performers' personal appearance and personality were not maintained and it was customary for performers to alternate between dancing and waiting tables. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey. Usually, only cash was accepted. Many businessmen felt uncomfortable in such environments. Recognizing a void in the market for a first-class adult nightclub, we designed Rick's Cabaret to target the more affluent customer by providing a unique quality entertainment environment. The following summarizes our areas of operation that distinguish us:

FEMALE ENTERTAINMENT. Our policy is to maintain high standards for both personal appearance and personality for the topless entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to converse with customers. We prefer that the performers we hire be experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

MANAGEMENT. We often recruit staff from inside the topless industry, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers. Management with experience is able to train new recruits from outside the industry.

COMPLIANCE POLICIES/EMPLOYEES. We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

COMPLIANCE POLICIES/CREDIT CARDS. We review all credit card charges made by our customers. Specifically, we have in place a formal policy requiring that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is trained to review credit card charges to ensure that the only charges approved for payment are for food, drink and entertainment at Rick's Cabaret.

FOOD AND DRINK. We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional wait staffs and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of quality wines is available.

CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and
(iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. Further, we conduct, on a monthly basis, an independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us relating to our internal controls.

ATMOSPHERE.  We maintain a high design standard in our facilities and decor.
The furniture and furnishings in the nightclubs are designed to create the feeling of an upscale restaurant. The sound system is designed to provide quality sound at levels where conversations can still take place. The environment is carefully monitored for music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

VIP ROOM. In keeping with our emphasis on serving the upper-end of the businessmen's market, some of our nightclubs include a VIP room, which is open to individuals who purchase memberships. A VIP room provides a higher level of service and luxury.

ADVERTISING AND PROMOTION. Our consumer marketing strategy is to position Rick's Cabarets as premiere entertainment facilities that provide exceptional topless entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers: Hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as "Extra" and "Inside Edition" and we have provided entertainers for Pay-Per-View features as well. We utilize the services of a public relations firm in New York City with wide experience in promotion of adult companies.

Business stories about Rick's Cabaret have appeared in The Wall Street Journal, Los Angeles Times, Houston Business Journal, and numerous other regional publications.

NIGHTCLUB LOCATIONS. We have three Rick's Cabaret locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own one nightclub in San Antonio, Texas that operates under the name XTC. Our 93%-owned subsidiary, Taurus, owns a nightclub in Austin, Texas also under the name XTC.

We sold our New Orleans nightclub in March 1999, but it continues to use our name under a licensing agreement. In July 2000, we sold a facility in south Houston. We are continually exploring expansion opportunities to open or acquire more nightclubs in strategically valuable locations in the United States.

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

In October 1999, we began adult Internet Web site operations. DancerDorm.com featured live Web cam feeds and interactive online "chat and look" experience for our members to chat with our dancers. The live activities were discontinued in 2001 and currently content for this site is licensed from third parties. Members pay a monthly fee to visit DancerDorm.com. AmateurDan.com is also a pay site that features exclusive photos of provocative poses and activities. The www.xxxpassword.com Web site features adult content licensed through Voice Media, Inc.

Our e-commerce program includes efforts to direct Internet traffic to our Web sites. Internet traffic is generated through the purchase of traffic from third-party adult Web sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines.

There are numerous adult entertainment Web sites on the Internet.

BUSINESS ACTIVITIES--INTERNET ADULT AUCTION WEB SITES

During the fiscal year we began acquiring and developing a network of Web sites designed to meet a growing need by Internet users for auction sites where erotica and other adult materials could be purchased in a bid-ask method. We presently own and operate six adult auction Internet Web sites at www.naughtybids.com, www.pornauction.com, www.xxxauctionville.com,
-------------------  -------------------  -----------------------
www.xxxbids.com, www.xxxgayauction.com and www.allgayauction.com.  These Web
---------------  ---------------------     ---------------------
sites contain new and used adult oriented consumer initiated auctions for items such as adult videos, apparel, photo sets and adult paraphernalia. We also developed software and other technology to create a single platform serving our six separate sites, which have approximately 10,000 items for sale at any given time. We charge the seller a fee for each successful auction. NaughtyBids.com and related sites offer Webmasters an opportunity to create residual income from Web surfers through the NaughtyBids Affiliate Program, which pays other Webmasters a percentage of every closing auction sale in which the buyer originally came from the affiliate Webmaster's site. There are numerous auction Web sites on the Internet that offer adult products and erotica.

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, of which approximately 10 are in direct competition with our cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There is only one adult nightclub in Minneapolis in direct competition with us.

The names "Rick's" and "Rick's Cabaret" and "XTC Cabaret" are proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit (the "Permits"). These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota has similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance" (the "Ordinance"), which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. See, "Legal Proceedings".

In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret.

In San Antonio and Austin we are required to be in compliance with city or county sexually oriented business ordinances.

TRADEMARKS

Our rights to the trademarks "Rick's" and "Rick's Cabaret" are established under common law, based upon our substantial and continuous use of these trademarks in interstate commerce since at least as early as 1987. We have registered our service mark, 'RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the "RICK'S CABARET" service mark. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2001, we had approximately 420 full-time employees, of which 40 are in management positions, including corporate and administrative operations, and approximately 380 are engaged in entertainment, food and beverage service, including bartenders and waitresses. None of our employees is represented by a union and we consider our employee relations to be good. Additionally, we have independent contractor relationships with over 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Performers in Minneapolis, Minnesota act as commissioned employees.

ITEM 2.  PROPERTIES

Our principal executive offices are co-located at 505 North Belt, Houston, Texas 77060 with our subsidiary, Taurus, in leased facilities consisting of a total of 1,200 square feet. We pay rent of approximately $1,200 per month for this space. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the three locations of Rick's Cabaret (two in Houston and one in Minneapolis) and the two locations of XTC (one in Austin and one in San Antonio). We lease the South Houston location, formerly known as the Chesapeake Bay Club. We own the location of our Encounters couples club in Houston.

The Rick's Cabaret located on Bering Drive in Houston has aggregate 12,300 square feet of space. The balance as of September 30, 2001, that we owe on the mortgage is $397,571 and the interest rate is prime plus 1%. Currently, we pay $8,315 in monthly principal and interest payments. The last mortgage payment is due in December 2004 with a balloon payment of $173,947.

The Rick's Cabaret located on North Belt Drive in Houston has 12,000 square feet of space, and is owned by our 93%-owned subsidiary, Taurus. The balance as of September 30, 2001, that we owe on the mortgage is $138,295.15 and the interest rate is 10%. We pay $13,758 in monthly in principal and interest payments. The last mortgage payment is due in August 2002.

The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September 30, 2001, that we owe on the mortgage is $2,335,336 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2018.

The XTC nightclub in Austin has 6,800 square feet of space, which sits on 1.2 acres of land. This property is owned by us free and clear.

The XTC nightclub in San Antonio has 7,800 square feet of space. We acquired the property from Mr. Ralph McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six-year $366,000 Convertible Debenture, secured by the real estate acquired. The principal balance of the Convertible Debenture is due in July 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September 1998. The Convertible Debenture is subject to redemption at our option, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the Closing Price of our common stock shall have equaled or exceeded $17.00 per share of common stock for ten
(10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $5.50. See Certain Relationships and Related Transactions.

Our Encounters club has 8,000 square feet of space. This property is owned by us free and clear.

Taurus and its subsidiaries own a 350-acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas. The balance as of September 30, 2001 that we owe on the Brazoria County ranch mortgage is $303,023 and the interest rate is 9.25%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in 2006 with a balloon payment of $287,920. The balance as of September 30, 2001 that we owe on the Wise County raw land mortgage is $145,730 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026.

We lease the property in Houston where our Chesapeake Bay Cabaret is located. We
acquired the operations of the Chesapeake Bay Club in May 2000.   The lease term
is for 10 years, with an additional 10-year lease option thereafter. The initial lease terms are $12,000 monthly plus 4% of gross revenues that are in excess of $125,000 per month (excluding payments that we make to dancers), with the total monthly rent not to exceed $20,000 per month.

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

Our nightclub in south Houston location has a valid permit/license that will expire in December 2005.

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed prior to the Houston, Texas Ordinance.

The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals, and we filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in the appeal, we could be out of compliance and such an outcome could have an adverse impact on our future.

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

In April 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance require- ment between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three-foot distance between a dancer and a customer could reduce customer satisfac-tion and could result in fewer customers at the Houston location. The requirement that a dancer be licensed could result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

CITY OF MINNEAPOLIS AFTER HOURS ORDINANCE

In December 1999, we filed a lawsuit against the City of Minneapolis in a case named RCI Entertainment (Minnesota), Inc. v. City of Minneapolis. No. 0-362, in the Hennepin County District Court. We are the Plaintiff in this matter. We claim that the city violated our constitutional and other rights by the city not taking any action on our application for a permit to conduct after-hours entertainment operations at our Minneapolis location. The court granted our motion for a temporary injunction pursuant to which we now conduct after-hours adult entertainment operations in our Minneapolis location until 3:00 a.m. daily.

The city took no appeal from the temporary injunction, the appeal time has expired, and the injunction remains in full force and effect. Also included in the lawsuit was a claim for damages from having wrongfully been denied the right to conduct after-hours entertainment for over one year. It is estimated that the damages that can be proved will exceed $1 million. In September 2000, the city moved for summary judgment, seeking dismissal of the suit in its entirety. That motion was denied, and the city has now appealed that denial to the Minnesota Court of Appeals. The city has also repealed the ordinance that permits liquor establishments in the central business district to remain open from 1:00 a.m. to 3:00 a.m., for the purpose of conducting entertainment.
Liquor establishments having such a license will be required to cease operating from 1:00 a.m. until 3:00 a.m. as of December 31, 2001. However, since Rick's remains open, not pursuant to a license, but pursuant to the temporary injunction, Rick's will be allowed to remain open until the injunction is dissolved by a court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the common stock. Our fiscal year ends September 30, 2001.


COMMON STOCK PRICE RANGE

                     HIGH          LOW

Fiscal 2000

First  Quarter     $  3.500     $ 2.063
Second Quarter     $  6.438     $ 2.375
Third  Quarter     $  5.375     $ 2.000
Fourth Quarter     $  2.500     $ 1.625

Fiscal 2001
First  Quarter     $  3.000     $  0.870
Second Quarter     $  3.370     $  1.120
Third  Quarter     $  2.750     $  2.000
Fourth Quarter     $  3.940     $  1.950


On December 3, 2001, the last sales price for the common stock as reported on the Nasdaq SmallCap Market was $3.04. On December 3, 2001, there were approximately 417 stockholders of record of the common stock.

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

In June 2001, our Board of Directors has approved a stock buyback program up to $500,000. Under this program, through September 2001, we purchased 30,700 shares of our common stock for a total consideration of $73,619.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2001, we did not sell unregistered shares of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this annual report.

FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, competitive factors, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

Our Company presently conducts its business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate six adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. Subsequent to the close of the fiscal year under review, on November 17, 2001, we opened an adult-themed club called "Encounters" that serves the couples or "swingers'" market in Houston. No sexual contact is permitted at any of our locations.

2.   We have extensive Internet activities.

     a) We currently own three adult Internet membership Web sites at www.dancerdorm.com , www.amateurdan.com, and www.xxxpassword.com. During
     ------------------   ------------------      -------------------
     the course of the fiscal year ending September 30, 2001, we changed our Internet strategy and no longer create the content for these sites, opting instead to purchase content from wholesalers at what we believe will be a cost saving.

     b) We operate a network of six online auction sites accessible on the Internet under the flagship site www.naughtybids.com. These sites provide
                                      -------------------
     customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging service fees for each transaction conducted on the highly automated sites, all of which utilize a single technology platform operated by us.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking, and other products and service. Our Internet revenues are derived from subscriptions to adult content Internet Web sites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

For the fiscal year ended September 30, 2001, the Company had consolidated total revenues of $19,659,641 compared to consolidated total revenues of $12,739,316 for the year ended September 30, 2000, an increase of $6,920,325 or 54.33%. The increase in total revenues was due to the increase in revenues in the Company's existing and new nightclub operations of $1,707,388 and to the revenues generated by the Company's Internet businesses of $5,212,937. Revenues of the nightclub operations for same-location same-period increased by 6.93%, while revenues of Internet businesses for same-sites same-period decreased by 6.38%. The overall increase was due to the impact of full year of operations of our new locations/sites.

Net income for the year ended September 30, 2001 was $1,314,718 compared to $202,653 for the year ended September 30, 2000. The increase in net income was primarily due to the increase in the Company's overall nightclub operations and our Internet operations. Net income for nightclub operations was $1,830,131 compared with $1,152,591 for the year ended September 30, 2000 and for Internet businesses was $ 649,888 compared with a net loss of $309,201for the year ended September 30, 2000. Net income of the nightclub operations for same-location same-period increased by 17.54%, while net income of Internet businesses for same-site same-period increased by 4.36%.

The cost of goods sold for the year ended September 30, 2001 was 33.51 % of total revenues compared to 19.19% for the year ended September 30, 2000. The increase was due primarily to the costs of our Internet operations, the increase in cost of complimentary food served for promotional purposes in our XTC locations, and the addition of logo merchandise to our sales mix. The cost of goods sold for the nightclub operations for the year ended September 30, 2001 was 24.80% of the sales of alcoholic beverages and food compared to 24% for the year ended September 30, 2000. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the year ended September 30, 2001 was 70.02%. We have implemented measures to reduce expenses in our Internet operations.

Payroll and related costs for the year ended September 30, 2001 were $4,774,118 compared to $4,193,349 for the year ended September 30, 2000. The increase reflects the addition of personnel to staff more nightclub locations and increases in the size and the scope of our Internet operations. Payroll for the nightclub operations for same-location same-period increased by 6.24%, while payroll for same-site same-period Internet operations decreased by 2.81%. Management believes that its labor and management staff levels are currently at appropriate levels.

Other selling, general and administrative expenses for the year ended September 30, 2001 were $6,768,779 compared to $5,986,936 for the year ended September 30, 2000. The increase was due to the impact of full year of operations of our new locations/sites and the expansion of our Internet business. Other selling, general and administrative expenses for same-location same-period for the nightclub operation decreased by 3.94%, while the same expenses for same-site same-period for Internet operation decreased by 6.34%.

Interest expense for the year ended September 30, 2001 was $354,726 compared to $414,660 for the year ended September 30, 2000. The decrease was primarily due to the Company's effort to aggressively reduce its debt and not incur new debt. We have reduced our debt to $3,837,076 as of September 30, 2001 from $3,866,516 as of September 30, 2000, and from $6,734,539 as of September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital of $501,256 compared to a working capital deficit of $133,686 at September 30, 2000.

Net cash provided by operating activities in the year ended September 30, 2001 was $ 2,169,490 compared to $774,077 for the year ended September 30, 2000. The increase in cash provided by operating activities was due to a significant profit before depreciation in fiscal 2001.

Depreciation and amortization for the year ended September 30, 2001 was $849,862 compared to $585,797 for the year ended September 30, 2000. The increase was primarily due to the increase in amortization of goodwill related to the purchase of www.xxxpassword.com.
            -------------------

In the opinion of management, working capital is not a true indicator of the financial status. Typically, businesses in the industry carry current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing businesses with opportunities to adjust to short-term business down turns. The

Company considers the primary indicators of financial status to be the long-term trend of revenue growth and mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

We have not established lines of credit or financing other than our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Because of the large volume of cash we handle, stringent cash controls have been implemented. In the event the sexually oriented business industry is required in all states to convert the entertainers who perform at our locations, from being independent contractors to employee status, we have prepared alternative plans that we believe will protect our profitability. We believe that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude payroll tax assessment for prior years.

The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

SEASONALITY

Our nightclub operations are significantly affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. Our experience to date indicates that there does not appear to be a seasonal fluctuation in our Internet activities.

GROWTH STRATEGY

The Company believes that its club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful research, new clubs may be opened, or existing clubs acquired, in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing equity in the form of our brand name and management expertise. As is the case of the aforementioned Encounters club we may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be in leased premises.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of six persons.


Name                Age    Position
------------------  ---    ----------------------------------------------------
Eric S. Langan       33    Director, CEO, President and Chief Financial Officer
Travis Reese         32    Director and V.P.-Director of Technology
Robert L.  Watters   50    Director
Alan Bergstrom       55    Director
Ron Levi             51    Director
Steven Jenkins       45    Director

Eric S. Langan has been our Director since 1998 and our President since March 1999. Mr. Langan is also our acting Chief Financial Officer. He has been involved in the adult entertainment business since 1989. Mr. Langan has also served as the President and Director of Taurus Entertainment Companies, Inc. since November 1997. Taurus is our subsidiary. From January 1997 through the present, he has held the position of President with XTC Cabaret, Inc., which was subsequently acquired by Taurus. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over more than a dozen adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.

In September 2001, Mr. Langan was charged by a Mobile, Alabama circuit court on charges related to a tanning salon that Mr. Langan previously owned and sold more than five years ago. The charges are completely and totally unrelated to our operations and activities, or to Mr. Langan's role as our President and Director. The charges were brought under a recently enacted statute in Alabama aimed at the adult entertainment business. The charges allege that Mr. Langan owned, had an interest in or was in control of, the tanning salon in Alabama where the State alleges that nudity occurred in violation of Section 13A-12-200.11 of the Code of Alabama. The charges are in connection with acts that purportedly occurred in January 2001 and March 2001, more than five years after Mr. Langan sold the tanning salon business. Mr. Langan, who has not been in Mobile, Alabama, for more than five years, stated that, "These charges are wholly without merit and I intend to aggressively and vigorously defend myself against these charges. I am confident that I will be completely vindicated in this matter."

Robert L. Watters is the founder of our Company and has been our Director since 1986. Mr. Watters was our president and our chief executive officer from 1991 until March 1999. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York State. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

Steven L. Jenkins has been a Director since June 2001. Since 1988, Mr. Jenkins has been a certified public accountant with Pringle Jenkins & Associates, P.C., located in Houston, Texas. Mr. Jenkins is the President and owner of Pringle Jenkins & Associates, P.C. Mr. Jenkins has a BBA Degree (1979) from Texas A&M University. Mr. Jenkins is a member of the AICPA and the TSCPA.

Alan Bergstrom became our Director in 1999. Since 1997, Mr. Bergstrom has been the Chief Operating Officer of Eagle Securities, which is an investment consulting firm. Mr. Bergstrom is also a registered stockbroker with Rhodes Securities, Inc. From 1991 until 1997, Mr. Bergstrom was a vice president--investments with Principal Financial Securities, Inc. Mr. Bergstrom holds a B.B.A. Degree in Finance, 1967, from the University of Texas.

Travis Reese became our Director and V.P.-Director of Technology in 1999. From 1997 through 1999, Mr. Reese has been a senior network administrator at St. Vincent's Hospital in Sante Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was a vice-president with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associates Degree in Aeronautical Science from Texas State Technical College.

Ron Levi was appointed to our Board of Directors in July 2000 in connection with our acquisition of certain assets of Voice Media, Inc, of which he is presently the sole shareholder. Mr. Levi has been a director and officer of National Telemedia Corporation since 1991. Since 1992, Mr. Levi has been a director and officer of Voice Media, Inc. Voice Media, Inc. and the National Telemedia Corporation are global Internet media companies, focusing on Internet development and E-commerce applications for Web based entertainment products, including the development of proprietary technologies, industry-defining systems and marketing processes.

COMMITTEES OF THE BOARD OF DIRECTORS

We have no compensation committee and no nominating committee. Decisions concerning executive officer compensation for fiscal 2001 were made by the full Board of Directors. Eric S. Langan and Travis Reese are our only directors who are also our officers.

We have an Audit Committee of independent directors whose members are Robert L. Watters, Alan Bergstrom and Steven Jenkins. The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meet with our Chief Accounting Officer and with our independent public accountants and evaluates the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by the outside independent accountants. The Audit Committee reports its activities to the full Board after each such meeting so that the Board is kept informed of its activities on a current basis. In addition, the activities and responsibilities of the Audit Committee include the nomination or selection of the independent auditors, review of the results of the audit and a detailed, overall corporate review and the adequacy of our internal controls.

The Board has adopted a Charter for the Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department.

A majority of our Audit Committee members must be independent Directors. The Board of Directors shall elect the Members annually. Members shall serve until their successors are duly elected and qualified. Unless an Audit Committee Chairperson is elected by the full Board, the Members of the Committee may designate a Chairperson by majority vote of the all Members. A majority of the members will be free from any relationship that could conflict with a Member's independent judgment. All Members must be able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities.

There is no family relationship between or among any of our directors and executive officers.

CERTAIN SECURITIES FILINGS

We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2001, 2000, and 1999 of certain executive
officers.   No other executive officer received compensation
that exceeded  $100,000 during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                Annual Compensation                 Long  Term  Compensation
                                                  Awards                    Payouts

                                           Other                Securities
Name and                                  Annual  Restricted    Underlying           All Other
Principal                                Compen-       Stock      Options/   LTIP      Compen-
Position  Year     Salary     Bonus   Sation (1)      Awards          SARs  Payouts     sation
          2001  $   239,600      -0-         -0-           -0-       5,000      -0-        -0-
Eric      2000  $   175,890   $1,000         -0-           -0-       5,000      -0-        -0-
Langan    1999  $   155,000(2)   -0-         -0-           -0-      85,000      -0-        -0-
Mr. Langan is our Chairman, a Director, and our President and Acting CFO.

          2001  $   102,000      -0-         -0-           -0-       5,000      -0-        -0-
Travis    2000  $    93,460      -0-         -0-           -0-       5,000      -0-        -0-
 Reese    1999  $    17,300      -0-         -0-           -0-      35,000      -0-        -0-

Mr. Reese is a Director and V.P.-Director of Technology
__________________________________
   (1) We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

   (2) We paid Mr. Langan $155,000 as compensation in fiscal 1999, of which $52,000 was allocated to our subsidiary, Taurus Entertainment Companies, Inc. In fiscal 2000 and 2001, we paid all of the compensation of Mr. Langan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR  (Individual Grants)

          Number of           Percent of Total
          Securities          Options/SARs
          Underlying          Granted To
          Options/SARs        Employees In      Exercise of      Expiration
Name      Granted             Fiscal Year       Base Price       Date

Eric      5,000 shares        10%               $    2.13        06-11-06
Langan

Travis   5,000 shares         10%               $    2.13        06-11-06
Reese

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                     Number Of Unexercised
                                     Securities Underlying    Value of Unexercised
                                              Options/SARs   In-The-Money Options/
                   Shares                        At FY-End          SARs At FY-End
              Acquired On      Value          Exercisable/            Exercisable/
Name             Exercise   Realized         Unexercisable           Unexercisable
------------  ------------  --------  ---------------------  ---------------------
Eric Langan        -0- (1)       -0-          245,000 / -0-              -0- / -0-
Travis Reese       -0- (1)       -0-           45,000 / -0-              -0- / -0-

   ___________________________________
   (1) There were no exercises of options during the fiscal year ended September 30, 2001

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August 2001, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $2.13 per share and expire in June 2006.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted Stock Option Plans for employee and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

In 1995 we adopted the 1995 Stock Option Plan. A total of 300,000 shares may be granted and sold under the 1995 Plan. As of December 4, 2000 a total of 167,500 stock options had been granted and are outstanding under the Plan, none of which
have been exercised.   We do not plan to issue any additional options under the
1995 Plan.

In August 1999 we adopted the 1999 Stock Option Plan. A total of 500,000 shares may be granted and sold under the 1999 Plan. As of September 30, 2001, a total of 437,000 stock options had been granted and are outstanding under the Plan, none of which have been exercised.

EMPLOYMENT AGREEMENT

We have a three-year employment agreement with Eric S. Langan (the "Langan
Agreement").   The Langan Agreement extends through January 1, 2004 and provides for an annual base salary of $260,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement. We have not established long term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 125,000 shares at an exercise price of $1.87 per share, which vested in August 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at December 3, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.


Name and Address                            Number            Title          Percent
                                           of Shares        of Class        of Class
Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060                      1,026,165 (1)  Common Stock          21.3%

Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130                 15,000 (2)  Common Stock           0.3%

Steven L. Jenkins
16815 Royal Crest Drive,
Suite 160
Houston, Texas 77058                              0 (3)  Common Stock           0.0%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060                         40,130 (4)  Common Stock           0.8%

Alan Bergstrom
707 Rio Grande, Suite 200
Austin, Texas 78701                          20,000 (2)  Common Stock           0.4%

Ron Levi
Suite 205
5000 North Parkway
Calabasas, California 91302                 759,000 (5)  Common Stock          16.5%


Voice Media, Inc.
Suite 205
5000 North Parkway Calabasas
Calabasas, California 91302                 700,000      Common Stock          15.2%

E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060                        578,632      Common Stock          12.8%

Ralph McElroy
1211 Choquette
Austin, Texas, 78757                        817,147 (6)  Common Stock          17.3%

William Friedrichs
16815 Royal Crest Dr.,
 Suite 260
Houston, Texas 77058                        381,850 (7)  Common Stock           8.3%

All of our Directors and Officers as a
Group of six(6) persons and               1,860,295 (8)  Common Stock          38.0%


--------------------------------------------------------------------------------
(1) Mr. Langan has sole voting and investment power for 207,406 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 240,000 shares of common stock that are presently exercisable; does not include options to purchase 5,000 shares of common stock that are not presently exercisable.

(2) Includes options to purchase up to 15,000 shares of common stock that are presently exercisable; does not include options to purchase 10,000 shares of common stock that are not presently exercisable.

(3) Does not Includes options to purchase up to 10,000 shares of common stock that are not presently exercisable

(4) Includes options to purchase up to 40,000 shares of common stock that are presently exercisable; does not include options to purchase 5,000 shares of common stock that are not presently exercisable.

(5) Includes 700,000 shares owned by Voice Media, Inc. Mr. Levi is the sole shareholder of Voice Media, Inc. Includes 5,000 options that are presently exercisable; does not include options to purchase 5,000 shares of common stock that are not presently exercisable.

(6) Includes 66,545 shares of common stock that would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock that would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.

(7) Includes 160,000 shares owned by WMF Investments, Inc. Mr. Friedrichs is a control person of WMF Investments, Inc.

(8) Includes options to purchase up to 310,000 shares of common stock that are presently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Board of Directors has adopted a policy that our affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

In May 2000, we acquired the Chesapeake Bay Cabaret, an upscale gentlemen's club located near the NASA Space Center and Houston's Hobby Airport. The seller and landlord is WMF Investments, Inc. WMF Investments, Inc. is controlled by Mr. William Friedrichs, who owns approximately 8.3% of our outstanding shares of
common stock.   The purchase price for business of the Chesapeake Bay Cabaret was 160,000 restricted shares of Rick's common stock. We also entered into a 10-year lease agreement between Rick's and WMF Investments. The lease grants Rick's an additional 10-year option for the property and the building where the
Chesapeake Bay Cabaret is located.   The initial lease payment is $12,000 per
month plus 4% of gross revenues exceeding $125,000 per month.

In addition, the agreement provided that in if on August 6, 2001, the average closing price of Rick's common stock for the sixty (60) days prior to August 6, 2001 was less than $5.00 per share then we were obligated to pay by issuing a promissory note to WMF Investments, Inc. in an amount equal to the lesser of
(i) $250,000.00 or (ii) $800,000.00 less the market value of the 160,000 shares. This event occurred and we issued WMF Investments, Inc. a promissory note in the principal amount of $250,000, bearing interest at the rate of 10% per annum.
The promissory note is payable in 108 equal monthly payments of $3,519.67. This transaction was the result of arm length negotiations between the parties. However, no appraisal was done.


In August 1998, we acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus") in a private stock exchange transaction with the certain principal stockholders of Taurus, among whom were Eric S. Langan and Ralph McElroy. The Stock Exchange Agreement provided that we exchange one share of our common stock for each three and one-half shares of Taurus common stock owned by certain principal shareholders of Taurus. As a result of the Exchange, Mr. Langan received 402,146 shares of our common stock, and Mr. McElroy received 393,389 shares of our common stock. The terms and conditions of the Exchange were determined by the parties through arms length negotiations.

In a transaction simultaneous to the acquisition of Taurus, we acquired certain real estate in San Antonio, Texas from Mr. McElroy. We acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance of a six year $366,000 Convertible Debenture, secured by the real estate acquired. The Convertible Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July 2004. The Convertible Debenture is subject to redemption at our option, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the closing price of our common stock shall have equaled or exceeded $17.00 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $5.50 per share. In the event that we file a Registration Statement to register shares of our Common Stock with the Securities and Exchange Commission on Form S-3 or other similar form (except for Form S-8 or Form S-4), then we will undertake to use our best efforts to register for resale all of Mr. McElroy's shares into which the Convertible Debenture may be converted under the same Registration Statement.

In a transaction simultaneous to the acquisition of Taurus, Taurus refinanced a mortgage on one of its real estate holdings in Houston, Texas by extinguishing this mortgage and replacing it with a Convertible Debenture secured by this real estate. The mortgagee was Mr. McElroy and Mr. McElroy received the Convertible Debenture. Taurus had purchased the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. We refinanced the purchase of the property on terms more favorable to Taurus by the issuance of a six year $286,744 Convertible Debenture, secured by the real estate acquired. We are the guarantor of this Convertible Debenture. The Convertible Debenture bears interest at the rate of 12% per annum, with interest payable monthly. Interest payments began in September 1998. The principal balance of the Convertible Debenture is due in one lump sum payment in July 2004. The Convertible Debenture is convertible into shares of our common stock at any time prior to maturity at the Conversion Price of $5.50 per share. In the event that we file a Registration Statement to register shares of our Common Stock with the Securities and Exchange Commission on Form S-3 or other similar form (except for Form S-8 or Form S-4), then we will undertake to use our best efforts to register for resale all of Mr. McElroy's shares into which the Convertible Debenture may be converted under the same Registration Statement.

On March 29, 1999, Robert L. Watters, our Director, purchased RCI Entertainment Louisiana, Inc. ("RCI Louisiana"), our subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note"), a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The McElroy Note, which is due July 31, 2004, bears interest at the rate of twelve percent (12%) per annum with interest being paid monthly. The principal of the McElroy Note is due in one lump sum payment. The McElroy Note is secured by (i) our convertible debenture in the original principal amount of $366,000, which we issued on August, 11, 1998, in favor of Mr. McElroy (the "Convertible Debenture") and (ii) a promissory note of Taurus Entertainment Companies, Inc. (our subsidiary) and guaranteed by us (which has a conversion feature) in the original principal amount of $286,744.61, dated August 11, 1998, in favor of Mr. McElroy, (the "Convertible Promissory Note"). Both the Convertible Debenture and the Convertible Promissory Note are secured by certain real estate holdings of our subsidiaries. The Watters Note is due and payable in 48 equal monthly installments of principal and interest in the amount of $7,977.49 with the final payment due March 29, 2003. The Watters Note bears interest at the rate of eight percent (8%) per annum and is is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana. In connection with the acquisition of the stock of RCI Louisiana, Mr. Watters also assumed RCI Louisiana's liabilities of approximately $1,400,000. As a condition of this transaction, Mr. Watters arranged for the release by a lender of our liability of $763,199 owed to the lender by RCI Louisiana, which we had guaranteed. We obtained an opinion from Chaffe & Associates, Inc., a New Orleans investment banking firm, stating that the purchase price paid by Mr. Watters for RCI Louisiana was fair from a financial point of view to our shareholders. The terms of this transaction were the result of arms' length negotiations between Mr. Watters and us. In connection with the sale of RCI Louisiana, Mr. Watters, and Erich Norton White, our former director, entered into agreements with us to terminate their Employment Agreements and to cancel all stock options on our common stock that they held. Further, in connection with the sale of RCI Louisiana, we entered into an Exclusive Licensing Agreement with Mr. Watters, which granted Mr. Watters the right to the use of the name "Rick's Cabaret" and all logos, trademarks and service marks attendant thereto for use in the states of Louisiana, Florida, Mississippi and Alabama.

On July 6, 2000, we acquired the adult Internet Web site www.XXXPassword.com
                                                         -------------------
from Voice Media, Inc., a corporation owned at that time by Mr. Ron Levi and Mr. Paul Lesser, both of whom became our directors. Subsequent to our acquisition, Voice Media, Inc. redeemed Mr. Lesser's interest and Mr. Lesser resigned from our board. As a result of this transaction, Mr. Levi became the sole shareholder of Voice Media, Inc. This Web site had gross revenues in excess of $3,000,000 for the 11 months ended May 31, 2000. Under the terms of the acquisition, we issued 700,000 restricted shares of our common stock to Voice Media, Inc. Voice Media, Inc. is also entitled to receive a cash earn-out amount from us of $1,305,000 during the next six years as a result of achieving certain earnings benchmarks. The Earn Out amount is paid in monthly amounts equal only to 50% of the Free Net Cash Flow (as defined) of XXXPassword during the six year period from the closing date. As part of the acquisition, Voice Media, Inc. will continue to manage and market XXXPassword for us at a flat monthly fee. This transaction was the result of arm length negotiations between the parties. However, no appraisal was done.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          None.

(b)  Reports  on  Form  8-K.

     On September 14, 2001, we filed a report dated September 10, 2001 on Form 8-K reporting Item 5 Other Events.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2001.

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                       Title                           Date
---------                       -----                           ----


--------------------------
/s/ Eric Langan                                              December 12, 2001
                              Director, CEO, President
    Eric Langan               and Chief Financial Officer



--------------------------
/s/ Travis Reese                                             December 17, 2001
                             Director  and
    Travis Reese             V.P.-Director of Technology



--------------------------
/s/ Robert L. Watters                                        December 17, 2001
                              Director
    Robert L. Watters



--------------------------
/s/ Alan Bergstrom                                           December 12, 2001
                              Director
    Alan Bergstrom



--------------------------
/s/  Ron Levi                                                December 17, 2001
                              Director
     Ron Levi



--------------------------
/s/  Steven Jenkins                                          December 17, 2001
                              Director
     Steven Jenkins

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent  Auditor's  Report. . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets for the years ended
     September  30,  2001  and  2000. . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statements of Operations for the years ended
     September  30,  2001  and  2000. . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Changes in Stockholders' Equity
     for  the  years  ended  September  30,  2001  and  2000. . . . . . .    F-5

Consolidated Statements of Cash Flows for the years ended
     September  30,  2001  and  2000. . . . . . . . . . . . . . . . . . .    F-6

Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . .    F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                      Jackson & Rhodes P.C.


Dallas,  Texas
November 9, 2001

                        RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 2001 AND 2000

                                              ASSETS

                                                                            2001          2000
                                                                        ------------  ------------
Current assets:
   Cash                                                                 $   704,628   $   374,532
   Accounts receivable                                                      379,653       297,761
   Inventories                                                              196,300       200,471
   Prepaid expenses                                                          81,477        67,661
   Land held for sale                                                       200,000       200,000
                                                                        ------------  ------------
     Total current assets                                                 1,562,058     1,140,425
                                                                        ------------  ------------
Property and equipment:
   Buildings, land and leasehold improvements                             8,974,252     8,360,090
   Furniture and equipment                                                1,545,876     1,508,990
                                                                        ------------  ------------
                                                                         10,520,128     9,869,080
   Less accumulated depreciation                                         (1,717,214)   (1,296,898)
                                                                        ------------  ------------
                                                                          8,802,914     8,572,182
                                                                        ------------  ------------
Other assets:
   Goodwill, less accumulated amortization of $1,011,766 and $582,221     4,415,391     3,412,827
   Other                                                                    168,137       288,223
                                                                        ------------  ------------
                                                                          4,583,528     3,701,050
                                                                        ------------  ------------
                                                                        $14,948,500   $13,413,657
                                                                        ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Note 4)                           $   327,162   $   456,749
   Accounts payable - trade                                                 234,591       437,083
   Accrued expenses                                                         499,049       380,279
                                                                        ------------  ------------
     Total current liabilities                                            1,060,802     1,274,111
Long-term debt, less current portion (Note 4)                             3,509,914     3,409,767
                                                                        ------------  ------------
         Total liabilities                                                4,570,716     4,683,878
                                                                        ------------  ------------
Commitments and contingencies (Note 6)                                            -             -
Minority interests                                                           78,816        64,410
Stockholders' equity (Note 8):
   Preferred stock - $.10 par, authorized
     1,000,000 shares; none issued                                                -             -
   Common stock - $.01 par, authorized
     15,000,000 shares;  issued 4,598,678 and 4,348,678 shares               45,987        43,487
   Additional paid-in capital                                            11,257,449    10,867,449
   Retained earnings (deficit)                                             (930,849)   (2,245,567)
   Treasury stock, 30,700 shares, at cost                                   (73,619)            -
                                                                        ------------  ------------
     Total stockholders' equity                                          10,298,968     8,665,369
                                                                        ------------  ------------
                                                                        $14,948,500   $13,413,657
                                                                        ============  ============

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                   2001          2000
                                               ------------  ------------
Revenues:
   Sales of alcoholic beverages                $ 5,816,999   $ 4,751,459
   Sales of food and merchandise                 1,560,270     1,310,893
   Service revenues                              5,205,917     4,918,740
   Internet revenues                             6,793,840     1,582,276
   Other                                           282,615       175,948
                                               ------------  ------------
                                                19,659,641    12,739,316
                                               ------------  ------------

Operating expenses:
   Cost of goods sold                            6,586,886     2,444,429
   Salaries and wages                            4,774,118     4,193,349
   Other general and administrative:
     Taxes and permits                           1,874,442     1,745,975
     Charge card fees                              299,691       189,463
     Rent                                          261,258       121,017
     Legal and professional                        752,819       776,351
     Advertising and marketing                     535,370       793,836
     Other                                       3,045,199     2,360,294
                                               ------------  ------------
                                                18,129,783    12,624,714
                                               ------------  ------------

Income from operations                           1,529,858       114,602

Other income (expense)
   Interest expense                               (354,726)     (414,660)
   Interest income                                  30,267        34,021
   Gain/(loss) on sale/disposition of assets       (45,681)      181,840
   Vendors' concessions                                  -       281,076
   Other                                           155,000         5,708
                                               ------------  ------------

Net income                                     $ 1,314,718   $   202,587
                                               ============  ============

Basic income per common share                  $      0.30   $      0.05
                                               ------------  ------------
Weighted average shares outstanding              4,411,178     4,198,735
                                               ============  ============

          See accompanying notes to consolidated financial statements.

                                     RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                      Common Stock
                                                 ---------------------  Additional                 Retained
                                                  Number of               Paid-in                  Earnings
                                                   Shares     Amount      Capital                  (Deficit)      Total
                                                 ----------  ---------  -----------  ----------  ------------  ------------
Balance, September 30, 1999                       3,613,678     36,137    9,727,309          -    (2,448,154)    7,315,292

Sales of common stock for cash                       76,500        765      174,410          -             -       175,175

Issuance of common stock for services                28,500        285       73,655          -             -        73,940

Issuance of common stock for accounts payable        20,000        200       39,800          -             -        40,000

Shares issued for XXXPassword (Note 3)              450,000      4,500      664,875          -             -       669,375

Shares issued for Chesapeake Bay (Note 3)           160,000      1,600      187,400          -             -       189,000

Net income                                                -          -            -          -       202,587       202,587
                                                 ----------  ---------  -----------  ----------  ------------  ------------
Balance, September 30, 2000                       4,348,678     43,487   10,867,449          -    (2,245,567)    8,665,369

Shares issued for XXXPassword (Note 3)              250,000      2,500      390,000          -             -       392,500

Purchase of treasury stock                                -          -            -    (73,619)            -       (73,619)

Net income                                                -          -            -          -     1,314,718     1,314,718
                                                 ----------  ---------  -----------  ----------  ------------  ------------
                                                  4,598,678  $  45,987  $11,257,449  $ (73,619)  $  (930,849)  $10,298,968
                                                 ==========  =========  ===========  ==========  ============  ============

                    See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                              2001         2000
                                                          ------------  ----------
Net income                                                $ 1,314,718   $ 202,587

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                              849,862     585,797
   Issuance of common stock for services                            -      73,940
   Minority interest                                           14,406      30,163
   Gain/(loss) on sale/disposition of assets                   45,681    (181,840)
   Vendors' concessions                                             -    (281,076)
   Changes in assets and liabilities:
     Accounts receivable                                      (81,892)    102,804
     Inventories                                                4,171     (84,698)
     Prepaid expenses and other assets                        106,271     (30,712)
     Accounts payable and accrued liabilities                 (83,727)    357,112
                                                          ------------  ----------
       Net cash provided by operating activities            2,169,490     774,077
                                                          ------------  ----------

Cash flows from investing activities:
   Additions to property and equipment and goodwill        (1,736,340)   (552,261)
   Proceeds from sale of assets                                     -     240,136
                                                          ------------  ----------
       Net cash by investing activities                    (1,736,340)   (312,125)
                                                          ------------  ----------

Cash flows from financing activities:
   Common stock issued, less offering costs                         -     175,175
   Purchase of treasury stock                                 (73,619)
   Increase in long-term debt                                 464,475     228,150
   Payments on long-term debt                                (493,910)   (868,906)
                                                          ------------  ----------
       Net cash used by financing activities                 (103,054)   (465,581)
                                                          ------------  ----------

Net increase (decrease) in cash                               330,096      (3,629)

Cash at beginning of year                                     374,532     378,161
                                                          ------------  ----------

Cash at end of year                                       $   704,628   $ 374,532
                                                          ============  ==========

Cash paid during the period for:
   Interest                                               $   354,726   $ 418,701
                                                          ============  ==========

Noncash activities:
   During the year ended September 30, 2000, the Company issued common shares for accounts payable and for certain acquisitions (see Note 3).

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

1.   ORGANIZATION

     Rick's Cabaret International, Inc. (the "Company") was formed in December 1994, to acquire all the outstanding capital stock of Trumps Inc. ("Trumps"), a company owned 100% by the Company's sole stockholder. On October 13, 1995, the Company completed its public offering of 1,840,000 shares of common stock. The proceeds from the sale of stock amounted to approximately $4,270,000 net of underwriting discounts, commissions and expenses of the offering. The Company originally owned a premium adult nightclub offering topless entertainment and restaurant and bar operations as well as a non-sexually oriented bar in Houston, Texas. The Company opened another premium adult nightclub in leased facilities on Bourbon Street in New Orleans, Louisiana in January 1997 (sold in 1999), and during the year ended September 30, 1998, the Company opened another premium adult nightclub in Minneapolis, Minnesota in a facility it purchased. Also during the year ended September 30, 1998, the Company acquired approximately 93% of the outstanding common stock of Taurus Entertainment Companies, Inc. ("Taurus"), a publicly held company that also owns adult nightclubs. In December 1998, the Company opened another premier adult nightclub in north Houston, located near George Bush Intercontinental Airport, in premises leased from a subsidiary of Taurus. During 2000, the Company acquired another club location in Houston. The Company now operates six nightclubs in Houston, San Antonio and Austin, Texas and Minneapolis, Minnesota.

     During the year ended September 30, 1999, the Company launched certain adult Internet web sites and acquired other sites during 2000 and 2001 (Note 3).

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Net  Income  Per  Common  Share

     The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is of basic earnings per share because dilutive earnings per share is the same as basic.

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

     Property  and  Equipment

     Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

          Building  and  improvements                             31  years
          Equipment                                              5-7  years


     Revenue  Recognition

     The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. This includes VIP Room Memberships, since the memberships are non-refundable and the Company has no material obligation for future performance.

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

3.   ACQUISITIONS

     On  July  6,  2000,  the  Company  acquired  an  adult  Internet  website,
     XXXPassword. The acquisition of XXXPassword was accounted for by the purchase method of accounting; therefore, the operations of XXXPassword have been included in the accompanying statement of operations since the date of acquisition. Under purchase accounting, the purchase price was allocated to goodwill, because XXXPassword has no tangible assets. The purchase price was based on the value of the 450,000 common shares of Rick's issued in the acquisition. Rick's also placed 250,000 common shares in escrow to be issued should the earnings, as defined, of XXXPassword aggregate $400,000 for the first full 12 months following the closing date. These contingent shares were valued at $392,500 and charged to the purchase price since the contingency was met.

     The acquisition agreement between the Company and the seller of XXXPassword requires the Company to pay an Earn Out Amount of $380,000 to the seller, plus either (1) $475,000 if the earnings before depreciation, amortization, interest and taxes ("EBITDA") of XXXPassword during the first full twelve-month period beginning on the closing date exceeds $800,000 but is less than $1,200,000 (but not otherwise) or (2) $925,000 if the EBITDA of XXXPassword during the first full twelve-month period beginning on the closing date exceed $1,200,000. The Earn Out Amount is to be paid in monthly amounts equal only to 50% of the Free Net Cash Flow (as defined) of XXXPassword during the six year period from the closing date. Because the EBITDA in the period from July 6, 2000 to September 30, 2000 was approximately $136,000, a portion of the Earn Out Amount ($68,263) was accrued and added to goodwill at September 30, 2000. An additional $645,000 has been paid and added to goodwill during the year ended September 30, 2001 in connection with the Earn Out Amount. An owner of the seller of XXXPassword, Ron Levi, is now on the Company's Board of Directors.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS  (CONTINUED)

     The  cost  of  the  XXXPassword  acquisition  was  as  follows:

     Fair value of 700,000 common shares issued         $1,061,875
     Earn-out amount capitalized                           713,263
                                                        ----------
       Amount charged to goodwill                       $1,775,138
                                                        ==========

     On May 1, 2000, the Company began operating an adult nightclub in Houston, Texas ("Chesapeake Bay") and acquired the club effective August 4, 2000. The acquisition of Chesapeake Bay (subsequently renamed Rick's) was accounted for by the purchase method of accounting; therefore, the operations of Chesapeake Bay have been included in the accompanying statement of operations since the date of acquisition. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was 160,000 shares of Company common stock valued at their fair market value of $189,000. Because the Company's common stock price did not meet certain threshold requirements in August 2001, the Company also was required to execute a $250,000 note payable to the seller in August 2001. The purchase price and adjustments to the historical book values of Chesapeake Bay are as follows:

     Fair value of inventory acquired                   $   12,165
     Fair values of property and equipment                 142,658
     excess cost over fair values assigned to goodwill     284,177
                                                        ----------
       Purchase price                                   $  439,000
                                                        ==========

     The following unaudited pro forma information for the year ended September 30, 2000 gives effect to the transactions as if they had occurred at the beginning of the year. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of results of operations that would have been achieved had the transactions been completed as of the beginning of the year, nor are they indicative of the Company's future results of operations.

     Revenues                                      $ 14,854,067
     Net                                                348,384
                                                   ------------
     Net Loss Per Common Share                     $       0.10
                                                   ============

4.   LONG-TERM  DEBT

     Following is a summary of long-term debt at September 30:

                                                                   2001         2000
                                                                -----------  -----------
Note payable to a bank, payable at $8,315 per month,
including interest at the prime rate plus 1%, matures
December 2001, collateralized by land and building              $  397,571   $  453,824
in Houston, Texas.

9% notes payable to an individual, monthly payments
aggregating $22,732, including interest, maturing in
2018.  Collateralized by real estate in Minneapolis,
Minnesota.                                                       2,335,336    2,394,981

Note payable to partnerships, due in monthly
installments of $1,229 including interest at 12%;
collateralized by real estate.                                     116,325      117,067

Note payable to individual maturing March 2006,
due in monthly installments of $2,573, plus interest at
9.25%; collateralized by real estate.                              303,023      305,731

Note payable to corporation maturing April 2002,
due in monthly installments of $13,758 including
principal and interest at 10%; collateralized by real estate.      138,295      281,682

Note payable to individual, due in monthly installments of
17,957, including interest at 14% through August 2001,
collateralized by real estate.                                           -      184,381

10% note  payable to the seller of Chesapeake Bay
(see Note 3); principal and interest due monthly over
 a nine-year period beginning August 2001.                         248,564            -

Various notes, at interest rates ranging from 6% to 12%,
payable in monthly installments, including interest,
aggregating approximately $12,650, collateralized by
real estate.                                                       297,962      128,850
                                                                -----------  -----------
                                                                 3,837,076    3,866,516
Less current maturities                                           (327,162)    (456,749)
                                                                -----------  -----------
                                                                $3,509,914   $3,409,767
                                                                ===========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM  DEBT  (CONTINUED)

     Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 6.0% at September 30, 2001. Following are the maturities of long-term debt for the years ending September 30:

          2002           $    327,162
          2003                216,195
          2004                234,881
          2005                278,819
          2006                561,837
     Thereafter             2,218,182
                         ------------
                         $  3,837,076
                         ============

5.   INCOME  TAXES

     Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                        2001        2000
                                                     ----------  ----------

     Taxes on income before income taxes
          at the statutory rate                      $ 486,446   $  74,957
     Utilization of net operating loss carryforward   (486,446)    (74,957)
                                                     ----------  ----------
                                                     $       -   $       -
                                                     ==========  ==========

5.   INCOME  TAXES  (CONTINUED)

     The components of the net deferred tax asset/liability are as follows at September 30:

                                                          2001        2000
                                                     ----------  ----------
     Operating loss carryforwards                    $ 307,527   $ 792,842
     Deferred tax asset valuation allowance           (307,527)   (792,842)
                                                     ----------  ----------
                                                     $       -   $       -
                                                     ==========  ==========

     For tax purposes, the Company has a net operating loss carryforward amounting to approximately $827,000 which will expire, if not utilized, beginning in 2012.

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

     Litigation

     The Company is also the subject of routine legal matters in the ordinary course of business. The Company does not believe that the ultimate resolution of the matters will have a material impact on the Company's financial position or results of operations

     Sexually  Oriented  Business  Ordinance  of  Houston,  Texas

     In January 1997, the City Council of the City of Houston passed a comprehensive new Sexually Oriented Business Ordinance (the Ordinance) regulating the location of and the conduct within sexually oriented businesses. The Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied. The location in north Houston opened in December 1998 similarly failed to meet the requirements of the Ordinance as passed.

     The Ordinance provided that a business that was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the "Amortization Period"), if the owner was unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

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

     In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the Ordinance in its entirety was decided by court trial. In February 1998 the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed in the prior Ordinance.

     There are other provisions in the Ordinance that were upheld by the District Court, including provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and the licensing of dancers. These provisions could be detrimental to the business of the Company. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Ordinance.

     The City of Houston has appealed the District Court's rulings to the U.S. Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. In the event that the City of Houston is successful in an appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse financial impact on the Company.

     In April 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas The current requirement of a three-foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed could result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

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

     Other

     The Company has a three-year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through January 1, 2004 and provides for an annual base salary of $260,000. The Langan Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete upon the expiration of the Langan Agreement. The Company has not established long term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 125,000 shares at an exercise price of $1.87 per share, which vested in August 1999.

7.   EMPLOYEE  STOCK  OPTION  PLAN

     In 1995 the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") (collectively, "the Plans"). The options granted under the Plans maybe either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-statutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plans are administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares could be optioned and sold under the 1995 Plan and 500,000 shares under the 1999 Plan. The Company does not plan to issue any other options under the 1995 Plan.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   EMPLOYEE  STOCK  OPTION  PLAN  (CONTINUED)

     During the year ended September 30, 2001 and 2000, options were granted as follows:

                                                   Weighted           Weighted
                                                   Average             Average
                                                   Exercise            Exercise
                                         2001       Price      2000     Price
                                       ---------  ---------  --------  -------
     Outstanding at beginning of year   590,500   $    2.37   192,500  $ 2.23
     Granted                            129,000   $    2.44   398,000  $ 2.48
     Expired                           (115,000)  $    2.36         -  $    -
     Exercised                                -           -         -
                                       ---------             --------
     Outstanding at end of year         604,500   $    2.39   590,500  $ 2.37
                                       ---------             --------
     Exercisable at end of year         421,500   $    2.35   280,000  $ 2.27
                                       ---------             --------

     SFAS  123

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

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost, including options issued, under Opinion 25. The Company recorded an additional $13,648 in expense for 2000 under SFAS 123 for options issued to non-employees. Pro forma disclosures as required by SFAS 123 for the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                2001        2000
                                             ----------  ----------
     Pro forma net income (loss)             $1,203,210  $(187,705)
                                             ==========  ==========
     Pro forma net income (loss) per share   $     0.27  $   (0.04)
                                             ==========  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   EMPLOYEE  STOCK  OPTION  PLAN  (CONTINUED)

     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk-free interest rate of 4.5%; volatility factor of 124%; and an expected life of the awards of one year. The weighted average assumptions for 2000 were: risk-free interest rate of 5.5%; volatility factor of 80%; and an expected life of the awards of one year. The weighted average contractual life of the outstanding options at September 30, 2001 and 2000 was 2.40 and 3.9 years, respectively.

8.   OTHER  INCOME

     Other income in 2001 includes $155,000 representing settlement of a claim in connection with the Company's agreement not to open a certain club.


9.   SEGMENT  INFORMATION

     Beginning in 2000, the Company is operating in two industries: adult nightclubs and adult Internet web sites.

     Following is a summary of segment information for the year ended September 30, 2001 and 2000:

                                      2001          2000
                                  ------------  ------------
     Sales:
       Night clubs                $12,864,428   $11,157,040
       Internet                     6,795,213     1,582,276
                                  ------------  ------------
                                  $19,659,641   $12,739,316
                                  ============  ============
     Operating income (loss):
       Night clubs                $ 1,544,537   $ 1,152,591
       Internet                       649,888      (309,201)
                                  ------------  ------------
                                    2,194,425       843,390
     General corporate expenses      (664,567)     (698,626)
     Other income (expense), net     (215,140)       57,823
                                  ------------  ------------
     Net income                   $ 1,314,718   $   202,587
                                  ============  ============

     Identifiable assets:
       Night clubs                $10,287,040   $ 9,578,012
       Internet                     1,912,557     1,030,608
                                  ------------  ------------
                                   12,199,597    10,608,620
     General corporate assets       2,748,903     2,805,037
                                  ------------  ------------
       Total assets               $14,948,500   $13,413,657
                                  ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Capital expenditures:             2001      2000
                                     --------  --------
       Night clubs                   $384,249  $312,762
       Internet                        37,512   175,614
       General corporate              229,287    63,885
                                     --------  --------
                                     $651,048  $552,261
                                     ========  ========

     Depreciation and amortization:
       Night clubs                   $544,017  $474,756
       Internet                       268,185    92,774
       General corporate               37,660    18,267
                                     --------  --------
                                     $849,862  $585,797
                                     ========  ========

     Operating income represents revenues less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude investments in other industry segments. General corporate assets consist principally of corporate cash, land and other assets.

10.  NEW  ACCOUNTING  STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As its title implies, SFAS No. 142 addresses the accounting for goodwill and other intangible assets and will be effective for the Company's fiscal year beginning October 1, 2001. Under SFAS 142, goodwill will no longer be amortized. Instead, goodwill will be tested for impairment initially and on an annual basis thereafter at a level of reporting referred to as the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

     The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  NEW  ACCOUNTING  STANDARD  (CONTINUED)

     The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

     The Company has not begun its goodwill impairment test. Amortization of goodwill amounted to $429,544 and $196,155 for the years ended September 30, 2001 and 2000, respectively.

11.  RELATED  PARTY  TRANSACTIONS

     Taurus purchased real estate in Houston, Texas from Ralph McElroy, a principal stockholder of the Company, where Taurus operates an XTC Cabaret. The Company acquired the property from Mr. McElroy for the same price that Mr. McElroy paid for the property. The Company financed the purchase of the property by the issuance of a six-year $286,744 Convertible Debenture, secured by the real estate acquired. The Company is a guarantor of this Convertible Debenture. The principal balance of the Convertible Debenture is due in July, 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September 1998. The Convertible Debenture is convertible into shares of Common Stock of the Company at any time prior to maturity at the Conversion Price of $5.50 per share.

     In connection with the sale of a Company subsidiary in 1999, the Company received a note receivable from the holder of the two debentures above which is equal in amount and rate to the debentures above. The Company has offset these notes receivable and payable in the accompanying balance sheets.

     On March 29, 1999, Robert L. Watters, a Director, purchased RCI Entertainment Louisiana, Inc. ("RCI Louisiana"), a subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to us of a $652,744 secured promissory note (the "McElroy Note") (see above), a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of the Company's $163,156 indebtedness to him. The Watters Note ($134,890 at September 30, 2001) is due and payable in 48 equal monthly installments of principal and interest in the amount of $7,977 with the final payment due March 29, 2003. The Watters Note bears interest at the rate of eight percent (8%) per annum and is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana.