Form 10QSB
period 2001-12-31
RICKS CABARET INTERNATIONAL INC
filed 2002-02-11
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2001

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

On January 28, 2002, there were 4,595,494 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [ ]   No  [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2001 (unaudited)
          and September 30, 2001 (audited) . . . . . . . . . . . . . . . .   2

          Consolidated Statements of Operations for the three months
          ended December 31, 2001 and 2000 (unaudited) . . . . . . . . . .   3

          Consolidated Statements of Cash Flows for the three months
           ended December 31, 2001 and 2000 (unaudited). . . . . . . . . .   4

          Notes to Consolidated Financial Statements . . . . . . . . . . .   5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . .   7



PART II      OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  11

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART  I          FINANCIAL  INFORMATION

Item  1.         Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                 12/31/01      9/30/01
                                              (UNAUDITED)    (AUDITED)
CURRENT ASSETS

  Cash                                        $   838,103   $   704,628
  Accounts receivable                             361,459       379,653
  Prepaid expenses                                 89,507        81,477
  Inventories                                     203,262       196,300
  Land held for sale                                  ---       200,000
                                              ------------  ------------

    Total current assets                        1,492,331     1,562,058
                                              ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    9,039,980     8,974,252
  Furniture and equipment                       1,810,570     1,545,876
                                              ------------  ------------

                                               10,850,550    10,520,128

  Accumulated depreciation                     (1,837,142)   (1,717,214)
                                              ------------  ------------

                                                9,013,408     8,802,914
                                              ------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization        4,499,223     4,415,391
  Other                                           143,635       168,137
                                              ------------  ------------

                                                4,642,858     4,483,528
                                              ------------  ------------

                                              $15,148,597   $14,948,500
                                              ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              12/31/01      9/30/01
                                           (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt        $   264,419   $   327,162
  Accounts payable - trade                     235,874       234,591
  Accrued expenses                             554,490       499,049
                                           ------------  ------------

    Total current liabilities                1,054,783     1,060,802

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion        3,491,405     3,509,914
                                           ------------  ------------

  Total Liabilities                          4,546,188     4,570,716
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                              80,248        78,816

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding              ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares
    issued 4,598,678 and 4,598,678              45,987        45,987
  Additional paid in capital                11,257,449    11,257,449
  Retained earnings (deficit)                 (683,627)     (930,849)
  Treasury stocks, at cost                     (97,648)      (73,619)
                                           ------------  ------------

      Total stockholders' equity            10,522,161    10,298,968
                                           ------------  ------------

                                           $15,148,597   $14,948,500
                                           ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                               2001             2000
                                        (UNAUDITED)      (UNAUDITED)
REVENUES

  Sales of alcoholic beverages       $    1,634,224   $    1,340,042
  Sales of food and merchandise             215,587          191,945
  Service revenues                        1,273,319        1,272,716
  Internet revenues                         663,720        2,010,800
  Other                                     267,575          235,910
                                     ---------------  ---------------

                                          4,054,425        5,051,413
                                     ---------------  ---------------

OPERATING EXPENSES
  Cost of goods sold                        862,548        1,834,029
  Salaries and wages                      1,267,527        1,226,002
  Other general and administrative
      Taxes and permits                     503,888          479,888
      Charge card fees                       61,283           84,129
      Rent                                   52,468           77,067
      Legal and professional                151,086          217,791
      Advertising and marketing             176,083          132,273
      Other                                 646,630          665,386
                                     ---------------  ---------------

                                          3,721,513        4,716,565
                                     ---------------  ---------------

INCOME FROM OPERATIONS                      332,912          334,848

  Interest income                             6,032            8,730

  Interest Expense                          (91,722)         (92,813)
                                     ---------------  ---------------

Net Income                           $      247,222   $      250,765
                                     ===============  ===============

NET INCOME  PER COMMON SHARE         $         0.06   $         0.06
                                     ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING       4,595,494        4,348,678
                                     ===============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:             2001        2000
                                               ----------  ----------
NET INCOME                                     $ 247,222   $ 250,765

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                 119,928      99,631
    Amortization of goodwill                           0      83,824
    Minority interests                             1,432       3,159
    Changes in assets and liabilities:
        Accounts receivable                       18,194     (91,763)
        Prepaid expenses                          (8,030)     42,046
        Inventories                               (6,962)      9,790
        Accounts payable and accrued expenses     56,724     (16,572)
                                               ----------  ----------

    Cash provided by operating activities        428,508     380,880
                                               ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment         (130,422)   (107,424)
    Increase in goodwill and other assets        (59,330)   (156,725)
                                               ----------  ----------

    Cash used by investing activities           (189,752)   (264,149)
                                               ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                0          50
    Purchase of treasury stock                   (24,029)
    Payments on long term debt                   (81,252)   (132,010)
                                               ----------  ----------

    Cash used by financing activities           (105,281)   (131,960)
                                               ----------  ----------
NET INCREASE/(DECREASE) IN CASH                  133,475     (15,229)

CASH AT BEGINNING OF PERIOD                      704,628     374,532
                                               ----------  ----------
CASH AT END OF PERIOD                          $ 838,103   $ 359,303
                                               ==========  ==========

CASH PAID DURING PERIOD FOR:
    Interest                                   $  91,722   $  92,813
                                               ==========  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.   BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

2.  SEGMENT  INFORMATION

In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information by segment.

                                             FOR THE THREE MONTHS        FOR THE THREE MONTHS
                                          ENDED DECEMBER 31, 2001     ENDED DECEMBER 31, 2000
REVENUES
  Internet Web-sites                     $                663,720   $              2,010,800
  Clubs operation                                       3,390,705                  3,040,613
                                         -------------------------  -------------------------
                                         $              4,054,425   $              5,051,413
                                         =========================  =========================

NET INCOME/(LOSS)
  Internet Web-sites                     $                136,739   $                269,464
  Clubs operation                                         320,406                    156,755
  Corporate expenses                                     (209,923)                  (175,454)
                                         -------------------------  -------------------------
                                         $                247,222   $                250,765
                                         =========================  =========================

PROPERTY & EQUIPMENT, NET DEPRECIATION
  Internet Web-sites                     $                113,990   $                248,941
  Club operation                                        8,699,418                  8,331,034
                                         -------------------------  -------------------------
                                         $              8,813,408   $              8,579,975
                                         =========================  =========================

3.  NEW  ACCOUNTING  STANDARD

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

The Company plans to implement its formal goodwill impairment testing by the end of the three month period ending March 31, 2002.

For the quarter ended December 31,      2001      2000
                                      --------  --------
Reported net income                   $247,222  $250,765

     Add back: Goodwill Amortization        --    83,824

     Adjusted net income              $247,222  $334,589

Basic earnings per share:

     Reported net income              $    .06  $    .06

     Goodwill amortization                  --       .02

     Adjusted net income              $    .06  $    .08

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

2.   We  have  various  Internet  activities.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

For the three months ended December 31, 2001, the Company had consolidated total revenues of $4,054,425 compared to consolidated total revenues of $5,051,413 for the three months ended December 31, 2000, or a decrease of $996,988. The decrease in total revenues was primarily due to the decrease in revenues generated by the Company's Internet businesses. The Company's Internet entertainment business is in a transitional phase. Management is rigorously eliminating costly subscription marketing programs that generate high revenues but which have low margin yields. Instead, we are focusing on programs with third parties that are expected to generate higher margins on reduced revenues. This transitional phase is expected to last through the first half of the present fiscal year, during which income from Internet operations may be impacted.

The cost of goods sold for the three months ended December 31, 2001 was 21.28% of total revenues compared to 36.31% for the three months ended December 31, 2000. The decrease was due primarily to the reduction in costs of maintaining our Internet operations. The cost of goods sold for the club operation for the three months ended December 31, 2001 was 14.75% of the sales of alcoholic beverages and food compared to 14.31% for the three months ended December 31, 2000. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended December 31, 2001 was 70.02%.

Payroll and related costs for the three months ended December 31, 2001 were $1,267,527 compared to $1,226,002 for the three months ended December 31, 2000. The increase was a reflection of the additional personnel experienced by the Company as it adds more locations and continues to increase the size and the scope of our internet operation. Management currently believes that its labor and management staff levels are of appropriate levels.

Other selling, general and administrative expenses for the three months ended December 31, 2001 were $1,591,438 compared to $1,656,484 for the three months ended December 31, 2000. The decrease was due to reductions in rent, legal and professional, and other expenses.

Interest expense for the three months ended December 31, 2001 was $91,722 compared to $ 92,813 for the three months ended December 31, 2000. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

Net income for the three months ended December 31, 2001 was $247,222 compared to a net income of $250,765 for the three months ended December 31, 2000. The decrease in net income was primarily due to the decrease in revenues in Company's internet business.


LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2001, the Company had working capital of $437,548 compared to working capital of $501,256 at September 30, 2001.

Net cash provided by operating activities in the three months ended December 31, 2001 was $428,508 compared to net cash provided of $380,880 for the three months ended December 31, 2000. The increase in cash provided by operating activities was due to a decrease in accounts receivable and the effect of accumulated depreciation.

Depreciation and Amortization for the three months ended December 31, 2001 were $119,928 compared to $183,455 for the three months ended December 31, 2000. There was no amortization for the three months ended December 31, 2001.

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


                                     RICK'S  CABARET  INTERNATIONAL,  INC.


                                          --------------------------------------
Date:  February 11, 2002             By:  /s/ Eric S. Langan
                                          Eric  S.  Langan
                                          President and Chief Accounting Officer