Form 10QSB
period 2002-03-31
RICKS CABARET INTERNATIONAL INC
filed 2002-05-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 10, 2001, there were 4,567,978 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I            FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets as of December 31, 2002 (unaudited)
            and September 30, 2001 (audited) . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Operations for the three months ended December 31, 2002 and 2001 (unaudited). . . . . . . . . . . .4

            Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and 2001 (unaudited) . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 8


PART II          OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .12

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 3/31/2002         9/30/2001
                                                (UNAUDITED)        (AUDITED)
CURRENT ASSETS
  Cash                                        $       964,086   $       704,628
  Accounts receivable                                 460,532           379,653
  Prepaid expenses                                     81,580            81,477
  Inventories                                         195,682           196,300
  Land held for sale                                      ---           200,000
                                              ----------------  ----------------

    Total current assets                            1,701,880         1,562,058
                                              ----------------  ----------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements        9,034,018         8,974,252
  Furniture & equipment                             1,857,883         1,545,876
                                              ----------------  ----------------

                                                   10,891,901        10,520,128

  Accumulated depreciation                         (1,962,888)       (1,717,214)
                                              ----------------  ----------------

                                                    8,929,013         8,802,914
                                              ----------------  ----------------

OTHER ASSETS
  Goodwill less accumulated amortization            4,581,582         4,415,391
  Other                                               141,461           168,137
                                              ----------------  ----------------

                                                    4,723,043         4,583,528
                                              ----------------  ----------------

                                              $    15,353,936   $    14,948,500
                                              ================  ================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                              3/31/2002         9/30/2001
                                             (UNAUDITED)        (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt        $       192,160   $       327,162
  Accounts payable - trade                         240,315           234,591
  Accrued expenses                                 438,914           499,049
                                           ----------------  ----------------

    Total current liabilities                      871,389         1,060,802

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion            3,595,866         3,509,914
                                           ----------------  ----------------

  Total Liabilities                              4,467,255         4,570,716
                                           ----------------  ----------------

COMMITMENTS AND CONTINGENCIES                          ---               ---

MINORITY INTERESTS                                  78,816            78,816

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000shares; none outstanding                  ---               ---
  Common stock - $.01 par, authorized
    15,000,000 shares, issued 4,598,678             45,987            45,987
  Additional paid in capital                    11,257,449        11,257,449
  Treasury stock, at cost                          (97,648)          (73,619)
  Retained earnings (deficit)                     (397,923)         (930,849)
                                           ----------------  ----------------

     Total stockholder's equity                 10,807,865        10,298,968
                                           ----------------  ----------------

                                           $    15,353,936   $    14,948,500
                                           ================  ================

                          RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

                                         FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                            ENDED MARCH 31,                   ENDED MARCH 31,
                                         2002             2001             2002             2001
REVENUES
  Sales of alcoholic beverages      $    1,658,207   $    1,458,119   $    3,292,431   $    2,798,161
  Sales of foods                           220,988          212,391          436,575          404,336
  Service revenues                       1,319,776        1,361,437        2,593,095        2,634,153
  Internet revenues                        485,125        2,125,616        1,148,845        4,136,416
  Others                                   226,086          240,708          493,661          476,618
                                    ---------------  ---------------  ---------------  ---------------
                                         3,910,182        5,398,271        7,964,607       10,449,684
OPERATING EXPENSES
  Cost of goods sold                       716,636        2,339,866        1,579,184        4,173,895
  Salaries and wages                     1,229,429        1,188,951        2,496,956        2,414,953
  Other general and administrative
     Taxes and permits                     506,016          442,258        1,009,904          922,146
     Charge card fees                       45,981           85,035          107,264          169,164
     Rent                                   96,100           78,340          148,568          155,407
     Legal and accounting                  156,395          178,079          307,481          395,870
     Advertising                           156,332          131,864          332,415          264,137
     Other                                 640,057          715,047        1,286,687        1,380,433
                                    ---------------  ---------------  ---------------  ---------------
                                         3,546,946        5,159,440        7,268,459        9,876,005
                                    ---------------  ---------------  ---------------  ---------------
INCOME/(LOSS) FROM OPERATIONS              363,236          238,831          696,148          573,679
  Interest Expense                         (82,549)         (88,305)        (174,271)        (181,118)
  Interest Income                            5,017            7,824           11,049           16,572
                                    ---------------  ---------------  ---------------  ---------------

NET INCOME                          $      285,704   $      158,368   $      532,926   $      409,133
                                    ===============  ===============  ===============  ===============
BASIC NET INCOME PER COMMON SHARE:

  NET INCOME                        $         0.06   $         0.04   $         0.12   $         0.09
                                    ===============  ===============  ===============  ===============
WEIGHTED AVERAGE SHARES
OUTSTANDING                              4,567,978        4,348,678        4,567,978        4,348,678
                                    ===============  ===============  ===============  ===============

                  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                      (Unaudited)


                                                     2002        2001
                                                ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $   532,926   $ 409,133
    Depreciation and amortization                   245,674     382,762
    Changes in working capital                     (134,775)   (289,231)
                                                ------------  ----------
    Cash provided by operating expenses         $   643,825   $ 502,664
                                                ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property equipment                (171,773)   (136,145)
    Increase in goodwill and other assets          (139,515)        ---
                                                ------------  ----------
    Cash used by investing activities           $  (311,288)  $(136,145)
                                                ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued, less offering costs            ---      24,345
    Purchase of treasury stock                      (24,029)        ---
    Payments on long-term debt                      (49,050)   (250,566)
                                                ------------  ----------
    Cash provided used by financing activities  $   (73,142)  $(226,221)
                                                ------------  ----------
NET INCREASE IN CASH                                259,458     140,298

CASH AT BEGINNING OF PERIOD                     $   704,628   $ 374,532
                                                ------------  ----------
CASH AT END OF PERIOD                           $   964,086   $ 514,830
                                                ============  ==========
CASH PAID DURING PERIOD FOR:

    Interest                                    $   174,271   $ 181,118
                                                ============  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

2.   SEGMENT INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on this segment.

                            FOR THE THREE MONTHS         FOR THE SX MONTHS
                              ENDED MARCH 31,              ENDED MARCH 31,
                            2002          2001          2002            2001
REVENUES
  Internet Web-sites   $   485,125   $ 2,125,616   $ 1,148,845   $    4,136,416
  Club operation         3,425,057     3,272,655     6,815,762        6,313,268
                       ------------    ----------  ------------  ---------------
                       $ 3,910,182   $ 5,398,271   $ 7,964,607   $   10,449,684
NET INCOME/(LOSS)
  Internet Web-sites   $   119,364   $   (90,132)  $   256,103   $      179,332
  Club operation           551,397       468,620       957,494          625,375
  Corporate expenses      (385,057)     (220,120)     (680,671)        (395,574)
                       ------------  ------------  ------------  ---------------
                       $   285,704   $   158,368   $   532,926   $      409,133
PROPERTY & EQUIPMENT
  Internet Web-sites                               $   106,124   $      241,429
  Club operation                                     8,822,889        8,266,805
                                                   ------------  ---------------
                                                   $ 8,929,013   $    8,508,234
                                                   ============  ===============

3.  NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FSA No. 142"). As its title implies, FAS No. 142 addresses the accounting for goodwill and other intangible assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to good will amortization. Rick's adopted FAS 142 effective October 1, 2001.

     Rick's performed a transitional impairment test of its goodwill as of October 1, 2001 and determined there may be impairment to goodwill recorded in its Internet web site segment. Rick's is in the process of performing analysis and evaluation procedures to determine the effects of the impairment write-off in the 2002 fiscal year. The Company expects to take the impairment write off in the 2002 fiscal year.

The following schedule shows the effect of this change on the three month and six month periods ended March 31, 2002 and 2001:

For the three months ended March 31,    2002      2001
                                      --------  --------
Reported net income                   $285,704  $158,368

     Add back: Goodwill Amortization        --    98,669

     Adjusted net income              $285,704  $257,037

Basic earnings per share:

     Reported net income              $    .06  $    .04

Goodwill amortization                       --       .02

Adjusted net income                   $    .06  $    .06

For the six months ended March 31,      2002      2001
                                      --------  --------
Reported net income                   $532,926  $409,133

     Add back: Goodwill Amortization        --   182,493

     Adjusted net income              $532,926  $591,626

Basic earnings per share:

     Reported net income              $    .12  $    .09

Goodwill amortization                       --       .04

Adjusted net income                   $    .12  $    .13

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

GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com, www.amateurdan.com, and www.xxxpassword.com plus an auction
    --------------  ------------------      -------------------
site at www.naughtybids.com.
        -------------------

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


RESULTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2002 AS COMPARED TO THE THREE ENDED MARCH 31, 2001

     For the three months ended March 31, 2002, the Company had consolidated total revenues of $3,910,182 compared to consolidated total revenues of $5,398,271 for the three months ended March 31, 2001, or an decrease of $1,488,089. The decrease in total revenues was due to a decrease in revenues in the Company's Internet businesses of $1,640,491. The decrease in the revenues generated by the Internet business was primarily due to the Company's efforts to migrate from high revenue sources, which produce low margins to sources that produce higher margins from less revenues. The company has not realized the full effects of this migration process, but intends to follow its plan and expects the results of operation from the Internet business to improve in future periods.

     The cost of goods sold for the three months ended March 31, 2002 was 18.33% of total revenues compared to 43.34% for the three months ended March 31, 2001. The decrease in the cost of goods sold percentage was due to eliminating costs related to the Internet business and the addition of logo merchandise to our sales mix. The cost of goods sold for club operations for the three months ended March 31, 2002 was 14.99% compared to 14.19% for the three months ended March 31, 2001. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended March 31, 2002 was 58.12% and 88.24% for the three months ended March 31, 2001.

     Payroll and related costs for the three months ended March 31, 2002 were $1,229,429 compared to $1,188,951 for the three months ended March 31, 2001. The increase was a result of additional personnel in the club operations added to eliminate reliance on outside vendors for services. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended March 31, 2002 were $1,600,881 compared to $1,630,623 for the three months ended March 31, 2001. This decrease was due to the Company's efforts to reduce costs related to the club operations and to the elimination of costs related to the Internet business.

     Interest expense for the three months ended March 31, 2002 was $82,549 compared to $88,305 for the three months ended March 31, 2001. The decrease was primarily due to the Company's position in not obtaining new debts, but to aggressively reduce its debt burden.

     Net income for the three months ended March 31, 2002 was $285,704 compared to $158,368 for the three months ended March 31, 2001. The increase in net income was primarily due to the increase in revenues in the Company's club locations and to the reduction in cost of goods sold and selling, general and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

     For the six months ended March 31, 2002, the Company had consolidated total revenues of $7,964,607 compared to consolidated total revenues of $10,449,684 for the fiscal six months ended March 31, 2001, or a decrease of $2,485,077.
The decrease in total revenues was due to the decline in revenues from the Internet business as a result of the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

     The cost of goods sold for the six months ended March 31, 2002 was 19.83% of total revenues compared to 39.95% for the six months ended March 31, 2001. This decrease is attributable to the elimination of cost of goods sold related to the Internet business. The cost of goods sold for the club operations for the six months ended March 31, 2002 was 15.04% and 14.25% for the six months ended March31, 2001. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the six months ended March 31, 2002 were $2,496,956 compared to $2,414,953 for the six months ended March 31, 2001. This increase is a result additional personnel added to the Company's club operations to eliminate reliance on outside vendors for services. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the six months ended March 31, 2002 were $3,192,319 compared to $3,287,157 for the six months ended March 31, 2001. The decrease was due to the Company's efforts to control costs and to the elimination of costs related to the Internet business.

     Interest expense for the six months ended March 31, 2002 was $174,271 compared to $181,118 for the six months ended March 31, 2001. The decrease was primarily attributable to Company's aggressive effort to pay off its debt and not acquire new debt.

     Net income for the six months ended March 31, 2002 was $532,926 compared to $409,133 for the six months ended March 31, 2001. The increase in net income was primarily due to the increase in revenues in Company's club locations, to lower cost of goods sold and to a reduction in selling, general and
administrative expenses.   Management currently believes that the Company is in
the position to continue to be profitable in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $830,491 compared to $501,256 at September 30, 2001. The increase in working capital was due primarily to the increase in net income.

     Net cash provided by operating activities in the six months ended March 31, 2002 was $643,825 compared to $502,664 for the six months ended March 31, 2001. The increase in cash provided by operating activities was due principally to the increase in net income from operation.

     Depreciation and Amortization for the six months ended March 31, 2002 were $245,674 compared to $382,762 for the six months ended March 31, 2001.

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

PART  II          OTHER  INFORMATION

Item  1.     LEGAL  PROCEDURES
                  Not Applicable

Item  2.     CHANGES  IN  SECURITIES
                  Not Applicable

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES
                  Not Applicable

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERRS
                  Not Applicable

Item  5.     OTHER  INFORMAITON
                  Not Applicable

Item  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

        a.   Exhibits
                  None

        b.   Form  8-K
                  No reports on Form 8-k were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   RICK'S CABARET INTERNATIONAL, INC.


                                        --------------------------------------
Date:  May 14, 2002                By:  /s/  Eric  S.  Langan
                                        Eric  S.  Langan
                                        President and Chief Accounting Officer