Form 10QSB
period 2002-06-30
RICKS CABARET INTERNATIONAL INC
filed 2002-08-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


On August 8, 2002, there were 3,775,348 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements

            Consolidated Balance Sheets as of June 30, 2002 (unaudited)
            and September 30, 2001 (audited) . . . . . . . . . . . . . . . . .2

            Consolidated Statements of Operations for the three months and nine months ended June 30, 2002 and 2001 (unaudited). . . . . . . 3

            Consolidated Statements of Cash Flows for the nine months
            ended June 30, 2002 and 2001 (unaudited). . . . . . . . . . . . . 4

            Notes to Consolidated Financial Statements. . . . . . . . . . . . 5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations . . . . . . . . . . . . . . . . . . . . . 7


PART  II     OTHER  INFORMATION

Item  4.     Submission  of  Matters to a Vote of Security Holders . . . . . 10

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 11

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                RICKS CABARET INTERNATIONAL, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30, 2002   September 30, 2001
                                                     (Unaudited)     (Audited)
                      ASSETS
CURRENT ASSETS
  Cash                                               $   885,918   $   704,628
  Accounts Receivable                                    327,723       379,653
  Prepaid expenses                                        28,705        81,477
  Inventory                                              196,282       196,300
  Note receivable from stockholder                       100,000           ---
  Land held for sale                                         ---       200,000
                                                     ------------  ------------
      Total current assets                             1,538,628     1,562,058
                                                     ------------  ------------
PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements           9,248,331     8,974,252
  Furniture & equipment                                1,716,769     1,545,876
  Accumulated depreciation                            (2,066,772)   (1,717,214)
                                                     ------------  ------------
      Total property and equipment, net                8,898,328     8,802,914
                                                     ------------  ------------
OTHER ASSETS
  Goodwill less accumulated amortization               4,688,658     4,415,391
  Other                                                  290,630       168,137
                                                     ------------  ------------
      Total assets                                   $15,416,244   $14,948,500
                                                     ============  ============

      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Current portion of long term debt                  $   156,026   $   327,162
  Accounts payable-trade                                 264,429       234,591
  Accrued expenses                                       427,512       499,049
                                                     ------------  ------------
      Total current liabilities                          847,967     1,060,802
LONG TERM DEBT
  Long-term debt less current portion                  4,588,688     3,509,914
                                                     ------------  ------------
      Total liabilities                                5,436,655     4,570,716
                                                     ------------  ------------
MINORITY INTERESTS                                        78,816        78,816
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized 1,000,000
    shares; none outstanding                                 ---           ---
  Common stock - $.001 par, authorized 15,000,000
    shares; issued 4,598,678                              45,987        45,987
  Additional paid in capital                          11,257,449    11,257,449
  Treasury stock, at cost                             (1,227,946)      (73,619)
  Retained earnings (deficit)                           (174,717)     (930,849)
                                                     ------------  ------------
      Total stockholders' equity                       9,900,773    10,298,968
                                                     ------------  ------------
      Total liabilities and stockholders' equity     $15,416,244   $14,948,500
                                                     ============  ============

                     Rick's Cabaret International, Inc. and Subsidiaries
                            Consolidated Statements of Operations
                                         (Unaudited)

                                       For The Three Months Ended   For The Nine Months Ended
                                                June 30,                   June 30,
                                           2002         2001          2002          2001
                                        -----------  -----------  ------------  ------------
REVENUES
  Sales of alcoholic beverages          $1,581,035   $1,511,870   $ 4,873,466   $ 4,310,031
  Sales of food                            226,543      208,233       663,118       612,569
  Service revenues                       1,307,280    1,309,466     3,900,375     3,943,619
  Internet revenues                        573,647    1,807,618     1,722,492     5,944,034
  Other revenue                            263,564      280,819       757,225       757,437
                                        -----------  -----------  ------------  ------------

    Total reveune                        3,952,069    5,118,006    11,916,676    15,567,690

OPERATING EXPENSES
  Cost of goods sold                       791,427    1,455,351     2,370,611     5,629,246
  Salaries and wages                     1,310,969    1,200,244     3,807,925     3,615,197
  Other general and administrative
    Taxes and permits                      512,045      510,170     1,521,949     1,432,316
    Charge card fees                        62,994       71,064       170,258       240,228
    Rent                                    55,031       51,167       203,599       206,574
    Legal and accounting                   108,787      186,857       416,268       582,727
    Advertising                            160,873      129,434       493,288       393,571
    Other                                  640,561      830,515     1,927,248     2,210,948
                                        -----------  -----------  ------------  ------------

    Total operating expenses             3,642,687    4,434,802    10,911,146    14,310,807
                                        -----------  -----------  ------------  ------------

INCOME FROM OPERATIONS                     309,382      683,204     1,005,530     1,256,883

OTHER INCOME (EXPENSE)
  Interest Expense                         (92,319)     (87,818)     (266,590)     (268,936)
  Interest Income                            6,143        7,101        17,192        23,673
                                        -----------  -----------  ------------  ------------

NET INCOME                              $  223,206   $  602,487   $   756,132   $ 1,011,620
                                        ===========  ===========  ============  ============
Basic Net Income Per common Share:
  Net Income                            $     0.06   $     0.14   $      0.20   $      0.23
                                        ===========  ===========  ============  ============

  Weighted Average Shares Outstanding    3,900,653    4,348,678     3,900,653     4,348,678
                                        ===========  ===========  ============  ============


               RICK'S CABARET INTERNATIONAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months ended June 30,
                                                 2002         2001
                                             ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   756,132   $1,011,620
  Depreciation and amortization                  349,558      603,588
  Changes in working capital                    (232,739)    (716,464)
                                             ------------  -----------

  Net cash provided by operating activities  $   872,951   $  898,744

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment           (444,972)    (457,641)
                                             ------------  -----------

  Net cash used in investing activities      $  (444,972)  $ (457,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued, less offering costs            --       24,345
  Treasury stocks acquired                    (1,154,327)     (42,369)
  Proceeds from long-term debt                 1,078,774      194,475
  Payments on long-term debt                    (171,136)    (391,107)
                                             ------------  -----------

  Net cash used in financing activities      $  (246,689)  $ (214,656)

NET INCREASE IN CASH                             181,290      226,447

CASH, at beginning of period                 $   704,628   $  374,532
                                             ------------  -----------

CASH, at end of period                       $   885,918   $  600,979
                                             ============  ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                              $   266,590   $  268,936
                                             ============  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United states of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

2.   SEGMENT INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on the Company's segments:

                            FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                 ENDED JUNE 30,                     ENDED JUNE 30,
                             2002              2001             2002             2001
                       ----------------  ----------------  ---------------  ---------------
REVENUES
  Internet Web-sites   $       573,647   $     1,807,618   $    1,722,492   $    5,944,034
  Club operation             3,378,422         3,310,388       10,194,184        9,623,656
                       ----------------  ----------------  ---------------  ---------------
                       $     3,952,069   $     5,118,006   $   11,916,676   $   15,567,690
NET INCOME/(LOSS)
  Internet Web-sites   $       143,838   $       433,620   $      399,941   $      612,952
  Club operation               412,572           390,306        1,074,452        1,015,681
  Corporate expenses          (333,204)         (221,439)        (718,261)        (617,013)
                       ----------------  ----------------  ---------------  ---------------
                       $       223,206   $       602,487   $      756,132   $    1,011,620
                       ================  ================  ===============  ===============
PROPERTY & EQUIPMENT
  Internet Web-sites                                       $      183,009   $      235,050
  Club operation                                                8,715,319        8,488,085
                                                           --------------   --------------
                                                           $    8,898,328   $    8,723,135
                                                           ==============   ==============


3.   NOTE RECEIVABLE FROM STOCKHOLDER

     At June 30, 2002, the Company had a note receivable due from Eric Langan, President and Chief Executive Officer of the Company in the amount of $100,000. The note is unsecured, bears interest of 11% per annum and is amortized over a period of 10 years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full.

4.   NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). As its title implies, FAS No. 142 addresses the accounting for goodwill and other intangible assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, Rick's adopted FAS No.142 effective October 1, 2001.

     Rick's performed a transitional impairment test of its goodwill as of October 1, 2001 and determined there may be impairment to goodwill recorded in its Internet web site segment. Rick's is in the process of performing analysis and evaluation procedures to determine the effects of the impairment. The Company expects to take the impairment write off in the 2002 fiscal year.

     The following schedule shows the effect of this change on the three month and nine month periods ended June 30, 2002 and 2001:


For the three months ended June 30,             2002                2001
                                              --------           ----------
Reported net income                           $223,206           $  602,487

    Add back: Goodwill Amortization                 --              114,407

    Adjusted net income                       $223,206           $  716,894

Basic earnings per share:

    Reported net income                       $    .06           $      .14

Goodwill amortization                               --                  .02
Adjusted net income                           $    .06           $      .16

For the nine months ended June 30,              2002                2001
                                              --------           ----------

Reported net income                           $756,132           $1,011,620

    Add back: Goodwill Amortization                 --              296,900

    Adjusted net income                       $756,132           $1,308,520

Basic earnings per share:

    Reported net income                       $    .20           $      .23

Goodwill amortization                               --                  .07
Adjusted net income                           $    .20           $      .30

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


GENERAL

     We currently own and operate three adult Internet membership web sites at www.dancerdorm.com, www.amateurdan.com, and www.xxxpassword.com plus an adult
------------------   ------------------        -------------------
auction site at www.naughtybids.com.
                -------------------

     We also own and operate adult nightclubs under the name "Rick's Cabaret" and "XTC" which offer live adult entertainment, restaurant and bar operations. We own and operate our Internet content production studio and web site operations center, and three adult nightclubs in Houston, Texas. We also own and operate adult nightclubs in Austin and San Antonio, Texas, and Minneapolis, Minnesota.

     Our revenues are derived from subscriptions to adult content internet web sites auction listings, final value fees and from the sale of liquor, beer, wine and food, cover charges and other income. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     For the three months ended June 30, 2002, the Company had consolidated total revenues of $3,952,069 compared to consolidated total revenues of $5,118,006 for the three months ended June 30, 2001, or an decrease of $1,165,937. The decrease in total revenues was due to a decrease in revenues in the Company's Internet businesses of $1,233,971. The decrease in the revenues generated by the Internet business was primarily due to the Company's efforts to migrate from high revenue sources, which produce low margins to sources that produce higher margins from smaller revenues. The Company has not realized the full effects of this migration process, but intends to follow its plan and expects the results of operation from the Internet business to improve in future periods. The Company also experienced a seasonal decrease in Club revenues due to the effect of the summer months, which was not experienced during the same period last year.

     The cost of goods sold for the three months ended June 30, 2002 was 20.00% of total revenues compared to 28.44% for the three months ended June 30, 2001. The decrease in the cost of goods sold percentage was due to the reduction of costs related to the Internet business. The cost of goods sold for club operations for the three months ended June 30, 2002 was 15.52% compared to 13.94% for the three months ended June 30, 2001. The increase was due primarily to the increase in food costs and the addition of logo merchandise in our sales mix. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended June 30, 2002 was 44.57% and 54.96% for the three months ended June 30, 2001.

     Payroll and related costs for the three months ended June 30, 2002 were $1,310,969 compared to $1,200,244 for the three months ended June 30, 2001. The increase was a result of additional personnel in the club operations, increased payroll expenses in the Internet segment and in the corporate office. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the three months ended June 30, 2002 was $1,540,291 compared to $1,779,207 for the three months ended June 30, 2001. This decrease was due to the Company's efforts to reduce costs related to the club operations and to the elimination of costs related to the Internet business.

     Interest expense for the three months ended June 30, 2002 was $92,319 compared to $87,818 for the three months ended June 30, 2001. The increase was primarily due to an increase in borrowing to finance equipment and for the purchase of treasury stock.

     Net income for the three months ended June 30, 2002 was $223,206 compared to $602,487 for the three months ended June 30, 2001. The decrease in net income was primarily due to the decrease in revenues generated by the Internet segment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

     For the nine months ended June 30, 2002, the Company had consolidated total revenues of $11,916,676 compared to consolidated total revenues of $15,567,690 for the fiscal nine months ended June 30, 2001, or a decrease of $3,651,014. The decrease in total revenues was due to the decline in revenues from the Internet business as a result of the Company's transition from programs, which generate high revenues with very low margins to programs, which will produce higher margins from smaller revenues.

     The cost of goods sold for the nine months ended June 30, 2002 was 19.90% of total revenues compared to 36.16% for the nine months ended June 30, 2001. This decrease is attributable to the elimination of cost of goods sold related to the Internet business. The cost of goods sold for the club operations for the nine months ended June 30, 2002 was 14.04% and 14.14% for the nine months ended June 30, 2001. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

     Payroll and related costs for the nine months ended June 30, 2002 were $3,807,925 compared to $3,615,197 for the nine months ended June 30, 2001. This increase is a result additional personnel added to the Company's club operations, additional payroll expenses in the Internet segment and the corporate office. Management currently believes that its labor and management staff levels are of appropriate levels.

     Other selling, general and administrative expenses for the nine months ended June 30, 2002 were $4,732,610 compared to $5,066,364 for the nine months ended June 30, 2001. The decrease was due to the Company's efforts to control costs and to the elimination of costs related to the Internet business.

     Interest expense for the nine months ended June 30, 2002 was $266,590 compared to $268,936 for the nine months ended June 30, 2001.

     Net income for the nine months ended June 30, 2002 was $756,132 compared to $1,011,620 for the nine months ended June 30, 2001. The decrease in net income was primarily due to the decrease in revenues generated by the Internet segment and increases in payroll and related costs. Management currently believes that the Company is in the position to continue to be profitable in fiscal 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002, the Company had working capital of $690,661 compared to $501,256 at September 30, 2001.

     Net cash provided by operating activities in the nine months ended June 30, 2002 was $872,951 compared to $898,744 for the nine months ended June 30, 2001. The decrease in cash provided by operating activities was due principally to the decrease in net income from operation.

     Depreciation and Amortization for the nine months ended June 30, 2002 were $349,558 compared to $603,588 for the nine months ended June 30, 2001. The decrease was attributable to the accounting change related to the impairment of goodwill.

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

     As of June 30, 2002, the Company has purchased a total of 59,500 shares of its common stock on the open market at an average cost of $2.68 per share. The Company has purchased 763,830 shares from individuals at an average cost of $1.40 per share.

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

          Our annual meeting of shareholders was at 10:00AM (CST) at 3113 Bering Drive, Houston, Texas 77057, on June 12, 2002 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange act of 1934 and there were no solicitations in opposition to our solicitation.

          The holders of common stock approved the election of the following five directors, each to serve for a term of one year by the following vote:

                                Votes For  Votes Against  Votes Withheld
                                ---------  -------------  --------------
          Alan Bergstrom        4,330,654        -0-           9,731
          Steven L. Jenkins     4,330,469        -0-           9,916
          Eric S. Langan        4,330,654        -0-           9,731
          Travis Reese          4,330,654        -0-           9,731
          Robert L.Watters      4,330,654        -0-           9,731


          The holders of common stock ratified the appointment of Jackson & Rhodes, P.C. as our independent accountants for the fiscal year ending September 30, 2002 by the following vote:

          Votes  For                    4,328,482
          Votes  Against                    7,163
          Abstaining                        4,396


Item  5.      OTHER  INFORMAITON
                Not Applicable

Item  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

        a.    Exhibits

        The following exhibits are included with this report:

        Exhibit
        Number    Description
        ------    -----------

         99.1 Certification of Chief Executive Officer and Chief Financial Officer of Rick's Cabaret International, Inc.


         b.    Form  8-K

               On June 7, 2002, the Company filed a report on Form 8-K, which reported information related to Item 2. ACQUISITION OR DISPOSITION OF ASSETS.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      RICK'S CABARET INTERNATIONAL, INC.



Date:  August  13,  2002               By:     /s/  Eric  Langan
                                               -----------------

                                               Eric  S.  Langan
                                               Chief  Executive  Officer



Date:  August  13,  2002:              By:     /s/  Ken  Hedrick
                                               -----------------

                                               Ken  Hedrick
                                               Chief  Financial  Officer