Form 10KSB
period 2002-09-30
RICKS CABARET INTERNATIONAL INC
filed 2002-12-30
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-26958


                       Rick's Cabaret International, Inc.
                 (Name of Small Business Issuer in Its Charter)

              Texas                                              76-0458229
  (State or Other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                            Identification No.)

                            505 North Belt, Suite 630
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 820-1181
                           (Issuer's Telephone Number)

         Securities Registered Under Section 12(b) Of The Exchange Act:

                           Title Of Each Class     n/a
                Name Of Each Exchange On Which Registered     n/a

          Securities Registered Pursuant to 12(g) of the Exchange Act:

                               Title Of Each Class
                          Common Stock, $.01 Par Value

     Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended September 30, 2002 were $15,557,302.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at December 9, 2002, based upon the last reported sales prices on the Nasdaq SmallCap Market, was $6,675,567.

     As of December 9, 2002, there were approximately 3,736,506 shares of Common Stock outstanding (this amount excludes treasury shares).

                                TABLE OF CONTENTS

PART I                                                              Page

Item 1.     Business                                                 1

Item 2.     Properties                                               6

Item 3.     Legal Proceedings                                        8

Item 4.     Submission of Matters to a Vote of Security Holders     10

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                             11

Item 6.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations           13

Item 7.     Financial Statements                                    17

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                 17

PART III

Item 9.     Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a) of
            The Exchange Act                                        18

Item 10.    Executive Compensation                                  21

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management and
            Related Stockholder Matters                             24

Item 12.    Certain Relationships and Related Transactions          26

Item 13.    Exhibits and Reports on Form 8-K                        26

Item. 14    Controls and Procedures                                 26

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

     Our name is Rick's Cabaret International, Inc. We currently own and operate six adult nightclubs under the names "Rick's Cabaret" and "XTC" that offer live adult entertainment, restaurant and bar operations. Our night clubs are in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adults only "couples" night club in Houston called "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle. We also own or operate premiere adult entertainment Internet web sites in two categories: online entertainment and online auctions of adult products and erotica.

     Our online entertainment sites are www.couplestouch.com and xxxpassword.com. All live content on our web sites is licensed from third parties. Our web site xxxpassword.com features adult content licensed through Voice Media Inc. We acquire most of our Internet content from third parties.

     Our online adult auction web sites are www.eroticbids.com, www.naughtybids.com, www.pornauction.com, www.xxxauctionville.com, www.xxxbids.com, www.xxxgayauction.com, and allgayauction.com. These web sites contain consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. These web sites use our proprietary auction system that provides a common technology platform. There are typically approximately 10,000 active auctions at these sites at any given time. We charge the seller a fee for each successful auction.

     References to us in this Form 10-KSB include our 100%-owned subsidiaries, and our 93%-owned subsidiary, Taurus Entertainment Companies, Inc. (OTCBB symbol: "TAUR.OB")

BUSINESS ACTIVITIES--NIGHTCLUBS

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

Of equal importance is a performer's ability to present herself attractively and to talk with customers. We prefer that the performers we hire be experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

     MANAGEMENT. We often recruit staff from inside the topless industry, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers. Management with experience is able to train new recruits from outside the industry.

     COMPLIANCE POLICIES/EMPLOYEES. We have a policy of ensuring that our business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     COMPLIANCE POLICIES/CREDIT CARDS. We review all credit card charges made by our customers. We have in place a formal policy requiring that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is trained to review credit card charges to ensure that the only charges approved for payment are for food, drink and entertainment.

     FOOD AND DRINK. We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional waitstaffs and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak and lobster. An extensive selection of quality wines is available.

     CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. We separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and have engaged independent accountants to conduct an annual audit and to review and advise us relating to our internal controls.

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

     ADVERTISING AND PROMOTION. Our consumer marketing strategy is to position Rick's Cabarets as premiere entertainment facilities that provide exceptional topless entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers: hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

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

     NIGHTCLUB LOCATIONS. We have three Rick's Cabaret locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own one nightclub in San Antonio, Texas that operates under the name of XTC. Our 93%-owned subsidiary, Taurus Entertainment Companies, Inc., owns a nightclub in Austin, Texas named XTC. We also own and operate an adults only "couples" night club in Houston called "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle.

     We sold our New Orleans nightclub in March 1999, but it continues to use our name under a licensing agreement. In July 2000, we sold a facility in south Houston. We continually explore expansion opportunities to open or acquire more nightclubs in strategically valuable locations in the United States.

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

     In 1999, we began adult Internet Web site operations. Our www.couplestouch.com and www.xxxpassword.com web site features adult content licensed through Voice Media, Inc. Our Internet efforts include efforts to direct Internet traffic to our Web sites. Internet traffic is generated through the purchase of traffic from third-party adult Web sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines. There are numerous adult entertainment Web sites on the Internet that we compete with.

     In May 2002, we purchased 700,000 shares of our own common stock from Voice Media, Inc. for an aggregate price of $918,700 that equals approximately $1.32 per share. That purchase price was below market value on the date of the purchase. Voice Media. Inc. presently owns none of our shares of common stock. These shares are presently treasury shares. We may cancel these shares at a later date. The control person of Voice Media, Inc. is Ron Levi, who was a
director until June 2002.   The terms of this transaction were the result of
arms-length negotiations between us and Voice Media, Inc. We believe the transaction was favorable to us in view of the market value of our common stock and the payment terms, although no appraisal or fairness opinion was done. All management contracts previously signed relating to the management of www.xxxpassword will remain in effect. We will pay Voice Media, Inc. for the 700,000 shares as per the following schedule:

(a)     The amount of $229,675.00 due on January 10, 2003;
(b)     The amount of $229,675.00 due on January 10, 2004;
(c)     The amount of $229,675.00 due on January 10, 2005; and
(d)     A final payment in the amount of $229,675.00 due on January 10, 2006.

BUSINESS ACTIVITIES--INTERNET ADULT AUCTION WEB SITES

     Our adult auction web sites feature erotica and other adult materials that are purchased in a bid-ask method. We charge the seller a fee for each successful auction. We presently own and operate six adult auction Internet Web sites at www.naughtybids.com, www.pornauction.com, www.xxxauctionville.com, www.xxxbids.com, www.xxxgayauction.com and www.allgayauction.com. These sites contain new and used adult oriented consumer initiated auctions for items such as adult videos, apparel, photo sets and adult paraphernalia. We also develop software and other technology to create a single platform serving our six separate sites, which have approximately 10,000 items for sale at any given time. NaughtyBids.com and our other web sites offer third party webmasters an opportunity to create residual income from web surfers through the NaughtyBids Affiliate Program, which pays third party webmasters a percentage of every closing auction sale in which the buyer originally came from the affiliate webmaster's site. There are numerous auction Web sites on the Internet that offer adult products and erotica.

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, all of which are in direct competition with our three Houston cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There is only one adult nightclub in Minneapolis in direct competition with us.

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

     In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, the location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance" (the "Ordinance"), which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. See, "Legal Proceedings".

     In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret. We are presently a plaintiff in civil litigation against the defendant City of Minneapolis. The City of Minneapolis has filed a motion with the court, which is pending, in connection with matters that could adversely effect our ability to conduct after hours business (1 a.m. through 3 a.m.) in Minneapolis. See Item 3. Legal Proceedings-City of Minneapolis After Hours Ordinance.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

     As of September 30, 2002, we had approximately 675 employees of which 46 are in management positions, including corporate and administrative operation, and approximately 629 are engaged in entertainment, food and beverage service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good. Additionally, we have independent contractor relationships with more than 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.

SHARE REPURCHASES

     As of November 22, 2002, we owned 869,030 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. We may use these shares to acquire assets in the future although we have no definitive arrangements at this time to acquire any assets.

ITEM 2.     PROPERTIES

     Our principal executive offices are co-located at 505 North Belt, Houston, Texas 77060 with our subsidiary, Taurus Entertainment Companies, Inc., in leased facilities consisting of a total of 3,680 square feet. We pay rent of approximately $3,284 per month for this space. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We own the three locations of Rick's Cabaret (two in Houston and one in Minneapolis) and the two locations of XTC (one in Austin and one in San Antonio). We lease the South Houston location, formerly known as the Chesapeake Bay Club. We own the location of our Encounters couples club in Houston.

     The Rick's Cabaret located on Bering Drive in Houston has aggregate 12,300 square feet of space. The balance as of September 30, 2002, that we owe on the mortgage is $364,167 and the interest rate is prime plus 1%. Currently, we pay $4,289 in monthly principal and interest payments. The last mortgage payment is due in 2004 with a balloon payment of $297,893.

     The Rick's Cabaret located on North Belt Drive in Houston has 12,000 square feet of space, and is owned by our 93%-owned subsidiary, Taurus. We recently paid off the mortgage and we now own the property free and clear.

     The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September 30, 2002, that we owe on the mortgage is $2,270,095 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2018.

     The XTC nightclub in Austin has 6,800 square feet of space, which sits on
1.2 acres of land. The balance of the mortgage that we owe as of September 30, 2002 is $ 278,590 and the interest rate of 11%. Currently the monthly principal and interest payment is $ 9,822. The last payment is due in June 2005.

     The XTC nightclub in San Antonio has 7,800 square feet of space. We acquired the property from Mr. Ralph McElroy for the same price that Mr. McElroy paid for the property. We financed the purchase of the property by the issuance to Mr. McElroy of a six-year $366,000 Convertible Debenture, secured by the real estate acquired. The principal balance of the Convertible Debenture is due in July 2004, in one lump sum payment. Interest is due and payable monthly, with the first interest payment beginning in September 1998. The Convertible Debenture is subject to redemption at our option, in whole or in part, at 100% of the principal face amount of the Convertible Debenture redeemed plus any accrued and unpaid interest on the redemption date, at any time and from time to time, upon not less than 30 nor more than 60 days notice, if the Closing Price of our common stock shall have equaled or exceeded $17.00 per share of common stock for ten (10) consecutive trading days. The Convertible Debenture is convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed) at the Conversion Price of $5.50.

     Our Encounters club has 8,000 square feet of space. This property is owned by us free and clear.

     Our 93%-owned subsidiary, Taurus Entertainment Companies, Inc. and its subsidiaries own a 350-acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2002 that we owe on the Brazoria County ranch mortgage is $300,052 and the interest rate is 9.25%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in February 2006 with a balloon payment of $287,920.

     The balance as of September 30, 2002 that we owe on the Wise County raw land mortgage is $144,708 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026. We have entered into a contract to sell the raw land in Wise County, Texas for approximately $162,450. We presently intend to close this transaction on or about December 31, 2002. We will use the proceeds from this sale to pay off the mortgage on the property and for closing costs.

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

     The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals. A hearing was held in December 2002, but the Court rendered no opinion. In the event that the City of Houston is successful in the appeal, we could be out of compliance and such an outcome could have an adverse impact on our future. Our nightclub in our south Houston location has a valid permit/license that will expire in December 2005. The permits for our north Houston location and our Bering Drive location have expired.

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

     In April 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three-foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed could result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have our Houston locations.

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

     The City of Minneapolis took no appeal from the temporary injunction, the appeal time has expired, and the injunction remains in full force and effect. Also included in the lawsuit was a claim for damages from having wrongfully been denied the right to conduct after-hours entertainment for over one year. We estimate that our damages that can be proved will exceed $1 million. In September 2000, the city moved for summary judgment, seeking dismissal of the suit in its entirety. That motion was denied, and the city has now appealed that denial to the Minnesota Court of Appeals. The Minnesota Court of Appeals dismissed the City of Minneapolis's appeal for lack of appellate jurisdiction. The City of Minneapolis has also repealed the ordinance that permits liquor establishments in the central business district to remain open from 1:00 a.m. to 3:00 a.m., for the purpose of conducting entertainment. Liquor establishments having such a license will be required to cease operating from 1:00 a.m. until 3:00 a.m. as of December 31, 2001. However, since we remain open, not pursuant to a license, but pursuant to the temporary injunction, we will remain open until 3 a.m. until the injunction is dissolved by a court. The City of Minneapolis has filed a motion to dissolve the injunction, which is presently pending. We have filed a motion for summary judgment on the issue of our damage claim. Our Minneapolis location is also a full service restaurant and food service establishment. We believe that we can continue to remain open as a food service establishment (with entertainment) until our usual 3:00 a.m. closing time pursuant to our being a food service establishment.

OTHER LEGAL MATTERS

     In April 2002, we were named a defendant in a civil lawsuit named Callender
v. Rick's Cabaret International, Inc. et al, No. SA02CA0321FB, U.S. District Court, San Antonio Division. The plaintiff alleges gender discrimination related to our allegedly not promoting females to management positions. This lawsuit was transferred to the Houston Division of the Court which has not assigned a case number or judge at this time. We believe that this matter will be resolved in our favor because the allegations are unfounded and there is no basis in law or in fact for the allegations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low last sales prices per share for the common stock. Our fiscal year ended September 30, 2002.

COMMON STOCK PRICE RANGE

Our fiscal year ends September 30.

                       HIGH          LOW

Fiscal 2001
-----------

First Quarter          $3.00         $0.87
Second Quarter         $3.37         $1.12
Third Quarter          $2.75         $2.00
Fourth Quarter         $3.94         $1.95

Fiscal 2002
-----------

First Quarter          $3.40         $2.61
Second Quarter         $3.15         $2.70
Third Quarter          $2.99         $2.46
Fourth Quarter         $2.82         $2.01


     On December 9, 2002, the last sales price for the common stock as reported on the Nasdaq SmallCap Market was $2.28. On December 9, 2002, there were approximately 300 stockholders of record of the common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended September 30, 2002, we sold unregistered shares of our common stock in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) of the Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.
No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

     In August 2002, we issued 10,000 shares of our restricted common stock to WMF Investments, Inc. as payment-in-kind for improvements to the real estate at our Chesapeake Bay Cabaret in Houston. We made this transaction in reliance upon exemptions from registration under Section 4(2) of the Act.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                         AND RIGHTS                  WARRANTS AND RIGHTS                 IN COLUMN (a))

      PLAN CATEGORY                         (a)                              (b)                              (c)
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                          476,000  $                          2.52                               -0-
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                          167,500  $                          1.87                               -0-
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                       643,500  $                          2.40                               -0-
--------------------------------------------------------------------------------------------------------------------------------

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

     In August 1999 we adopted the 1999 Stock Option Plan. A total of 500,000 shares may be granted and sold under the 1999 Plan. As of September 30, 2002, 476,000 stock options had been granted and are outstanding under the Plan, none of which have been exercised.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this annual report.

FORWARD LOOKING STATEMENT AND INFORMATION

     We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believed that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties.
There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere in this Form 10-KSB, the following are important factors that in our view could cause material adverse affects on our financial condition and results of operations: the risks and uncertainties related to our future operational and financial results, the risks and uncertainties relating to our Internet operations, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We operate in two businesses in the adult entertainment industry:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate six adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market in Houston. No sexual contact is permitted at any of our locations.

2.   We have extensive Internet activities.

     a) We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire our web site content from wholesalers.

     b) We operate a network of six online auction sites accessible on the Internet under the flagship site www.naughtybids.com. These sites provide our customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging fees for each transaction conducted on the highly automated sites, all of which utilize a single technology platform that we operate.

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

     In fiscal 2002, we took a one time charge of $2,532,384 as a result of the cumulative effect of the change in accounting for goodwill.

     In fiscal 2002, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

     For the fiscal year ended September 30, 2002, we had consolidated total revenues of $15,557,302, compared to consolidated total revenues of $19,659,641 for the year ended September 30, 2001. This was a decrease of $4,102,339 or 20.87%. While we had an increase in total revenues in our existing and new nightclub operations of $578,678, the decrease in total revenues resulted from our Internet businesses was $4,681,017. Revenues from nightclub operations for same-location same-period increased by 4.51%, while revenues of Internet businesses for same-sites same-period decreased by 68.90%. The overall decrease was primarily due to the decrease in our Internet activities and the general decrease in revenues in the entertainment industry post September 11, 2001.

     Our net income before the cumulative effect of an accounting change for the year ended September 30, 2002 was $261,204 compared to $1,314,718 for the year ended September 30, 2001. The decrease in net income was primarily the decrease in revenues from our Internet activities. Our net income for nightclub operations was $1,315,422 for the year ended September 30,2002 compared with $1,544,537 for the year ended September 30, 2001. Our net income for our Internet businesses was $498,851 for the year ended September 30, 2002 compared with $649,888 for the year ended September 30, 2001. Our net income for our nightclub operations for the same-location-same-period decreased by 28.12%. Our net income for our Internet operations for the same-web-site-same-period decreased by 23.24%. We had a net loss of $2,271,180 for the year ended September 30,2002 as a result of the cumulative effect of the change in the accounting for goodwill of $2,532,384.

     Our cost of goods sold for the year ended September 30, 2002 was 19.09% of total revenues compared to 33.51 % of related revenues for the year ended September 30, 2001. The decrease was due primarily to decrease in costs of our Internet activities. Our cost of goods sold for the nightclub operations for the year ended September 30, 2002 was 25.86% of our sales of alcoholic beverages and food compared to 24.80% for the year ended September 30, 2001. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operation for the year ended September 30, 2002 was 43.08% compared to 70.02% of related revenues for the year ended September 30, 2001. We have implemented measures to reduce expenses in our Internet operations.

     Our payroll and related costs for the year ended September 30, 2002 were $5,143,549 compared to $4,774,118 for the year ended September 30, 2001. The increase was primarily due to the increase in payroll in our club and corporate activities. Our payroll for our nightclub operations for same-location-same-period increased by 10.95%. Our payroll for same-site-same-period Internet operations decreased by 48.11%. We believe that our labor and management staff levels are at appropriate levels.

     Our other selling, general and administrative expenses for the year ended September 30, 2002 were $6,819,634 compared to $6,768,779 for the year ended September 30, 2001. The increase was primarily due to the increase in taxes &
permit and advertising & marketing expenses.    Other selling, general and
administrative expenses for same-location-same-period for the nightclub operations increased by 2.18%, while the same expenses for same-site same-period for Internet operations decreased by 49.70%.

     Our interest expense for the year ended September 30, 2002 was $370,401 compared to $354,726 for the year ended September 30, 2001. The increase was primarily due to the increase in debt related to our purchase of 750,000 of our shares in a private transaction (these share are now treasury shares). We have increased our debt to $4,607,353 as of September 30, 2002 compared to debt of $3,837,076 as of September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had working capital deficit of $32,997 compared to working capital of $301,256 as of September 30, 2001. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2002, our cash and cash equivalents were $733,366 compared to $704,628 at September 30, 2001.

     Our net cash provided by operating activities in the year ended September 30, 2002 was $1,285,545 compared to $2,169,490 for the year ended September 30, 2001. The decrease in cash provided by operating activities was primarily due to the net loss.

     Our depreciation and amortization for the year ended September 30, 2002 was $815,797 compared to $849,862 for the year ended September 30, 2001. The decrease in depreciation and amortization was primarily due to the decrease in amortization expenses through the application of SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

     In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

     We have not established lines of credit or financing other than our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

     We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that sexually oriented business industry is required in all states to convert dancers who are now independent contractors into employees.

     The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

SEASONALITY

     Our nightclub operations are significantly affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. Our experience indicates that there are no seasonal fluctuations in our Internet activities.

GROWTH STRATEGY

     We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. We may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise. As is the case of our Encounters couples club, we may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be in leased premises.

     We also expect to continue to grow our Internet profit centers. We plan to focus on high-margin Internet activities that leverage our marketing skills while requiring a low level of start-up cost and ongoing operating costs.

ITEM 7.     FINANCIAL STATEMENTS

     The information required by this Item 7 is included in this report beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure. Our independent auditors are now named Whitley Penn. The former name of our independent auditors was Jackson & Rhodes. In 2002, the accounting and audit division of Jackson & Rhodes merged with Whitley Penn. Our independent auditors have been advised by the Securities and Exchange Commission that for purposes of this Item 8 there has been no reportable change in independent auditors. The CPA at Whitley Penn who supervised our audit for the fiscal year ended September 30, 2002 is the same CPA who supervised our prior year's audit at Jackson & Rhodes.

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


Name                  Age      Position
-------------------------------------------------------------------------------
Eric S. Langan        34       Director, Chief Executive Officer, President and
                               Chief Financial Officer
Travis Reese          33       Director and V.P.-Director of Technology
Robert L. Watters     51       Director
Alan Bergstrom        56       Director
Steven Jenkins        46       Director
Loren Wheeler         38       V.P.-Operations

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

     On October 28, 2002, in the matter in the Circuit Court of Mobile, Alabama, against Eric Langan, our President and Director, the State of Alabama prosecutor made a motion not to prosecute the case against Mr. Langan which was granted by the Court. The State's declining to prosecute Mr. Langan concluded the matter. The charges had been in connection with a tanning salon that Mr. Langan previously owned and sold more than five years ago. The charges were completely and totally unrelated to our operations or activities, or Mr. Langan's relationship as our President and Director. The charges related to a recently enacted statute in Alabama aimed at the adult entertainment business. The charges had been in connection with acts that purportedly occurred in January 2001 and March 2001, more than five years after Mr. Langan sold the tanning salon business.

     Robert L. Watters is our founder and has been our Director since 1986. Mr. Watters was our president and our chief executive officer from 1991 until March 1999. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York State. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

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

     Loren Wheeler became our V.P.-Operations in 2002. From 1999 through 2002, Mr. Wheeler was the General Manager of our Minneapolis nightclub. From 1994 through 1999, Mr. Wheeler was an entertainment and music coordinator for Classic Affairs, Inc. From 1990 through 1994, Mr. Wheeler was an entertainment and music coordinator for Michael J. Peters Management's Solid Gold, Inc.

     There is no family relationship between or among any of our directors and executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have no compensation committee and no nominating committee. Decisions concerning executive officer compensation for fiscal 2002 were made by the full Board of Directors. Eric S. Langan and Travis Reese are our only directors who are also our officers.

     We have an Audit Committee of independent directors whose members are Robert L. Watters, Alan Bergstrom and Steven Jenkins. The primary purpose of our Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. Our Audit Committee meets with our Chief Accounting Officer and with our independent public accountants. Our Audit Committee evaluates the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by the outside independent accountants. Our Audit Committee reports its activities to the full Board after each such meeting so that the Board is kept informed of the Audit Committee's activities on a current basis. The activities and responsibilities of our Audit Committee include: the nomination or selection of the independent auditors; the review of the results of the audit; and a detailed, overall corporate review of the adequacy of our internal controls.

     Our Board of Directors has adopted a Charter for our Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of our Audit Committee's duties. The Purpose of our Audit Committee is to conduct continuing oversight of our financial affairs. Our Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. Our Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. Our Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department.

     A majority of our Audit Committee members are independent Directors. The Board of Directors elects the Members of our Audit Committee annually. The Members serve until their successors are duly elected and qualified. Unless our Audit Committee Chairperson is elected by the full Board, the Members of our Audit Committee designate a Chairperson by majority vote of the all Members. A majority of the Members are free from any relationship that could conflict with a Member's independent judgment. All Members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities.

CERTAIN SECURITIES FILINGS

     We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2002, 2001 and 2000 of certain executive officers. No other executive officers received compensation that exceeded $100,000 during fiscal 2002.

                               SUMMARY COMPENSATION TABLE

                  Annual Compensation                              Long  Term  Compensation
                                                          Awards          Payouts

                                      Other                   Securities
Name and                              Annual      Restricted  Underlying           All Other
Principal                             Compen-     Stock       Options/    LTIP     Compen-
Position      Year   Salary   Bonus   sation (1)  Awards      SARs        Payouts  sation
                      ($)      ($)      ($)         ($)          (#)        ($)      ($)
--------------------------------------------------------------------------------------------
Eric Langan
              2002  $260,000     -0-         -0-         -0-         -0-      -0-        -0-
              2001  $239,600     -0-         -0-         -0-       5,000      -0-        -0-
              2000  $175,890  $1,000         -0-         -0-       5,000      -0-        -0-

Mr. Langan is our Chairman, a Director, Chief Executive Officer, President and Acting Chief
Financial Officer.

Travis Reese
              2002  $137,500     -0-         -0-         -0-         -0-      -0-        -0-
              2001  $102,000     -0-         -0-         -0-       5,000      -0-        -0-
              2000  $ 93,460     -0-         -0-         -0-       5,000      -0-        -0-

Mr. Reese is a Director and V.P.-Director of Technology

----------------------------------
(1) We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)


               Number of      Percent of Total
               Securities     Options/SARs
               Underlying     Granted To
               Options/SARs   Employees In      Exercise of     Expiration
Name           Granted        Fiscal Year       Base Price      Date
               #              %                 $/share
------------------------------------------------------------------------------

Eric Langan   -0- shares (1)             -0-%   Not Applicable  Not Applicable

Travis Reese  -0- shares (1)             -0-%   Not Applicable  Not Applicable

------------------------------
(1) There were no grants of options to these persons during the fiscal year ended September 30, 2002

                       AGGREGATED OPTION/SAR EXERCISES IN
                  LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                      Number Of Unexercised
                                      Securities Underlying  Value of Unexercised
                                      Options/SARs           In-The-Money Options/
              Shares                  At FY-End              SARs At FY-End
              Acquired On  Value      Exercisable/           Exercisable/
Name          Exercise     Realized   Unexercisable          Unexercisable
              #            $          #                      $
----------------------------------------------------------------------------------

Eric Langan       -0- (1)       -0-        245,000  /  -0-       $ 66,000  /  $-0-



Travis Reese      -0- (1)       -0-         45,000  /  -0-       $  2,250  /  $-0-

-----------------------------------
(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2002

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

     In 1995 we adopted the 1995 Stock Option Plan. A total of 300,000 shares may be granted and sold under the 1995 Plan. As of December 9, 2002, a total of 167,500 stock options had been granted and are outstanding under the Plan, none of which have been exercised. We do not plan to issue any additional options under the 1995 Plan.

     In August 1999 we adopted the 1999 Stock Option Plan. A total of 500,000 shares may be granted and sold under the 1999 Plan. As of December 9, 2002, 476,000 stock options had been granted and are outstanding under the Plan, none of which have been exercised.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information at December 9, 2002, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and Address                    Number          Title          Percent
                                    of Shares       of Class       of Class (9)
-------------------------------------------------------------------------------
Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060                1,046,950  (1)  Common Stock      26.1%

Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130           25,000  (2)  Common Stock      0 .7%

Steven L. Jenkins
16815 Royal Crest Drive, Suite 160
Houston, Texas 77058                   10,000  (3)  Common Stock       0.3%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060                   45,330  (4)  Common Stock       1.2%

Alan Bergstrom
707 Rio Grande, Suite 200
Austin, Texas 78701                    30,000  (2)  Common Stock       0.8%

Loren Wheeler
505 North Belt, Suite 630
Houston, Texas 77060                   11,300  (5)  Common Stock       0.3%

E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060                  578,632       Common Stock      15.4%

Ralph McElroy
1211 Choquette
Austin, Texas, 78757                  817,147  (6)  Common Stock      21.1%


William Friedrichs
16815 Royal Crest Dr., Suite 260
Houston, Texas 77058                  401,850  (7)  Common Stock      10.7%

All of our Directors and
Officers as a
Group of five persons               1,168,580  (8)  Common Stock      28.4%

_____________________________
(1) Mr. Langan has sole voting and investment power for 223,318 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 245,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 25,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 45,000 shares of common stock that are presently exercisable.

(5) Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(6) Includes 66,545 shares of common stock that would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock that would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.

(7) Includes 170,000 shares owned by WMF Investments, Inc. Mr. Friedrichs is a control person of WMF Investments, Inc.

(8) Includes options to purchase up to 360,000 shares of common stock that are presently exercisable.

(9) These percentages exclude treasury shares in the calculation of percentage of class.

     We are not aware of any arrangements that could result in a change of control.

     The disclosure required by Item 201(d) of Regulation S-B is set forth in
     ITEM 5 herein.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

     In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $98,605 at September 30, 2002 and is included in other assets in our balance sheet.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          None.

(b)  Reports on Form 8-K.

          None.

ITEM 14.     CONTROLS AND PROCEDURES

     Eric Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2002.


                               Rick's Cabaret International, Inc.

                               ------------------------------------------
                               By:  /s/ Eric Langan
                               Eric Langan
                               Director, Chief Executive Officer,
                               President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                Title                                Date


----------------------
/s/ Eric Langan          Director, Chief Executive Officer,   December 30, 2002
Eric Langan              President and Chief Financial
                         Officer


----------------------
/s/ Travis Reese         Director and                         December 30, 2002
Travis Reese             V.P.-Director of Technology


----------------------
/s/ Robert L. Watters    Director                             December 30, 2002
Robert L. Watters



----------------------
/s/ Alan Bergstrom       Director                             December 30, 2002
Alan Bergstrom


----------------------
/s/ Steven Jenkins       Director                             December 30, 2002
Steven Jenkins

Certification of Chief Executive Officer of Rick's Cabaret International, Inc.
------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

     I, Eric Langan, the Chief Executive Officer of Rick's Cabaret International, Inc. hereby certify that Rick's Cabaret International, Inc. periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Rick's Cabaret International, Inc.


                                  ------------------------------------------
Date:  December 30, 2002          /s/     Eric Langan
                                          Eric Langan
                                          Chief Executive Officer of
                                          Rick's Cabaret International, Inc.




Certification of Chief Financial Officer of Rick's Cabaret International, Inc.
------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------


     I, Eric Langan, the Chief Financial Officer of Rick's Cabaret International, Inc. hereby certify that Rick's Cabaret International, Inc. periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Rick's Cabaret International, Inc.



                                  ------------------------------------------
Date:  December 30, 2002          /s/     Eric Langan
                                          Eric Langan
                                          Chief Financial Officer of
                                          Rick's Cabaret International, Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Eric Langan, certify that:
1. I have reviewed this annual report on Form 10-KSB of Rick's Cabaret International, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

_______________________
/s/ Eric Langan
Eric Langan
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Eric Langan, certify that:
1. I have reviewed this annual report on Form 10-KSB of Rick's Cabaret International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 30, 2002

_______________________
/s/ Eric Langan
Eric Langan
Chief Financial Officer

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  PAGE
                                                                  ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of
     September 30, 2002 and 2001 . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended
     September 30, 2002 and 2001 . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2002 and 2001 . . . . . .  F-5

Consolidated Statements of Cash Flows for the years ended
     September 30, 2002 and 2001 . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors  and  Stockholders
Rick's  Cabaret  International,  Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142.


                                      Whitley  Penn


Dallas,  Texas
November  7,  2002

                        RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                               September 30,
                                                                            2002          2001
                                                                        ------------  ------------
 Current assets:
   Cash                                                                 $   733,366   $   704,628
   Accounts receivable                                                      226,637       379,653
   Inventories                                                              210,802       196,300
   Prepaid expenses                                                          63,897        81,477
                                                                        ------------  ------------
     Total current assets                                                 1,234,702     1,362,058
 Property and equipment:
   Buildings, land and leasehold improvements                             9,278,260     9,174,252
   Furniture and equipment                                                1,938,705     1,545,876
                                                                        ------------  ------------
                                                                         11,216,965    10,720,128
   Less accumulated depreciation                                         (2,094,712)   (1,717,214)
                                                                        ------------  ------------
                                                                          9,122,253     9,002,914
 Other assets:
   Goodwill, less accumulated amortization of $764,930 and $1,011,766     1,883,007     4,415,391
   Other                                                                    197,358       168,137
                                                                        ------------  ------------
                                                                          2,080,365     4,583,528
                                                                        ------------  ------------
                                                                        $12,437,320   $14,948,500
                                                                        ============  ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long-term debt                                    $   459,972   $   327,162
   Accounts payable - trade                                                 274,659       234,591
   Accrued expenses                                                         533,068       499,049
                                                                        ------------  ------------
     Total current liabilities                                            1,267,699     1,060,802
 Long-term debt, less current portion                                     4,147,381     3,509,914
                                                                        ------------  ------------
         Total liabilities                                                5,415,080     4,570,716
 Commitments and contingencies                                                    -             -
 Minority interests                                                          80,164        78,816
 Stockholders' equity:
   Preferred stock - $.10 par, authorized
     1,000,000 shares; none issued                                                -             -
   Common stock - $.01 par, authorized
     15,000,000 shares; 4,598,678 shares issued;
     3,747,648 and 4,577,978 shares outstanding                              46,087        45,987
   Additional paid-in capital                                            11,273,149    11,257,449
   Retained earnings (deficit)                                           (3,202,029)     (930,849)
   Treasury stock, 851,030 and 30,700 shares, at cost                    (1,175,131)      (73,619)
                                                                        ------------  ------------
     Total stockholders' equity                                           6,942,076    10,298,968
                                                                        ------------  ------------
                                                                        $12,437,320   $14,948,500
                                                                        ============  ============

                    See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended September 30,
                                                              2002          2001
                                                          ------------  ------------
 Revenues:
   Sales of alcoholic beverages                           $ 6,380,914   $ 5,816,999
   Sales of food and merchandise                            1,583,433     1,560,270
   Service revenues                                         5,210,950     5,205,917
   Internet revenues                                        2,112,823     6,793,840
   Other                                                      269,182       282,615
                                                          ------------  ------------

                                                           15,557,302    19,659,641

 Operating expenses:
   Cost of goods sold                                       2,970,139     6,586,886
   Salaries and wages                                       5,143,549     4,774,118
   Other general and administrative:
     Taxes and permits                                      1,978,360     1,874,442
     Charge card fees                                         261,952       299,691
     Rent                                                     219,209       261,258
     Legal and professional                                   665,677       752,819
     Advertising and marketing                                653,884       535,370
      Impairment of goodwill                                  325,776             -
     Other                                                  2,714,776     3,045,199
                                                          ------------  ------------

                                                           14,933,322    18,129,783
                                                          ------------  ------------

 Income from operations                                       623,980     1,529,858

 Other income (expense)
   Interest expense                                          (370,401)     (354,726)
   Interest income                                             22,245        30,267
   Gain/(loss) on sale/disposition of assets                  (14,037)      (45,681)
   Other                                                         (583)      155,000
                                                          ------------  ------------

 Income before cumulative effect of accounting change         261,204     1,314,718
   Cumulative effect of accounting change (Note 4)         (2,532,384)            -
                                                          ------------  ------------
 Net income (loss)                                        $(2,271,180)  $ 1,314,718
                                                          ============  ============
 Basic income (loss) per common share:
   Income before cumulative effect of accounting change   $      0.06   $      0.30
                                                          ============  ============
   Net income (loss)                                      $     (0.54)  $      0.30
                                                          ============  ============

 Weighted average shares outstanding                        4,241,483     4,411,178
                                                          ============  ============

             See accompanying notes to consolidated financial statements.

                                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                           Common Stock
                                         -----------------    Additional                 Retained
                                         Number of             Paid-in     Treasury      Earnings
                                          Shares    Amount     Capital       Stock       (Deficit)       Total
                                         ---------  -------  -----------  ------------  ------------  ------------
 Balance, September 30, 2000             4,348,678  $43,487  $10,867,449  $         -   $(2,245,567)  $ 8,665,369

 Shares issued for XXXPassword (Note 3)    250,000    2,500      390,000            -             -       392,500

 Purchase of treasury stock                      -        -            -      (73,619)            -       (73,619)

 Net income                                      -        -            -            -     1,314,718     1,314,718
                                         ---------  -------  -----------  ------------  ------------  ------------
 Balance, September 30, 2001             4,598,678   45,987   11,257,449      (73,619)     (930,849)   10,298,968

 Purchase of treasury stock                      -        -            -   (1,101,512)            -    (1,101,512)

 Net loss                                        -        -            -            -    (2,271,180)   (2,271,180)
                                         ---------  -------  -----------  ------------  ------------  ------------
  Balance, September 30, 2002            4,598,678  $45,987  $11,257,449  $(1,175,131)  $(3,202,029)  $ 6,926,276
                                         =========  =======  ===========  ============  ============  ============

                            See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended September 30,
                                                              2002          2001
                                                          ------------  ------------
 Net income (loss)                                        $(2,271,180)  $ 1,314,718

 Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation and amortization                              490,021       849,862
    Impairment of goodwill                                    325,776
   Minority interest                                            1,348        14,406
   Gain/(loss) on sale/disposition of assets                    6,240        45,681
   Accounting change -- impairment of goodwill              2,532,384             -
   Changes in assets and liabilities:
     Accounts receivable                                      153,015       (81,892)
     Inventories                                              (14,502)        4,171
     Prepaid expenses and other assets                         17,580       106,271
     Accounts payable and accrued expenses                     44,863       (83,727)
                                                          ------------  ------------
       Net cash provided (used) by operating activities     1,285,545     2,169,490

 Cash flows from investing activities:
   Additions to property and equipment and goodwill          (933,472)   (1,736,340)
   Proceeds from sale of assets                                 7,900             -
                                                          ------------  ------------
       Net cash provided (used) by investing activities      (925,572)   (1,736,340)

 Cash flows from financing activities:
   Purchase of treasury stock                                (156,211)      (73,619)
   Increase in long-term debt                                 150,000       464,475
   Payments on long-term debt                                (325,024)     (493,910)
                                                          ------------  ------------
       Net cash used by financing activities                 (331,235)     (103,054)
                                                          ------------  ------------

 Net increase (decrease) in cash                               28,738       330,096

 Cash at beginning of year                                    704,628       374,532
                                                          ------------  ------------

 Cash at end of year                                      $   733,366   $   704,628
                                                          ============  ============

 Cash paid during the period for:
   Interest                                               $   370,401   $   354,726
                                                          ============  ============

 Noncash  activities:
      During the year ended September 30, 2002, the Company issued $945,301 in notes payable to two individuals to acquire 763,830 shares of treasury stock.

             See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

     During the year ended September 30, 1999, the Company launched certain adult Internet web sites and acquired other sites during 2000 through 2002 (Note 3).

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Earnings  Per  Common  Share

     The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is of basic earnings per share because dilutive earnings per share is the same as basic.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Use  of  Estimates  and  Assumptions

     Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

     Property  and  Equipment

     Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

          Building and leasehold improvements      31  years
          Furniture and equipment                 5-7  years


     Revenue  Recognition

     The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. This includes VIP Room Memberships, since the memberships are non-refundable and the Company has no material obligation for future performance.

     Income  Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, which reflects an asset and liability approach in accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

     Goodwill

     Before October 1, 2001 (see Note 4), goodwill acquired in business acquisitions was stated at cost and amortized over the estimated useful lives of fifteen years for nightclubs and five years for Internet web sites.

     Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the presentation for 2002.

3.   ACQUISITIONS

     On  July  6,  2000,  the  Company  acquired  an  adult  Internet  website,
     XXXPassword. The acquisition of XXXPassword was accounted for by the purchase method of accounting; therefore, the operations of XXXPassword have been included in the accompanying statement of operations since the date of acquisition. Under purchase accounting, the purchase price was allocated to goodwill, because XXXPassword had no tangible assets. The purchase price was based on the value of the 450,000 common shares of Rick's issued in the acquisition. Rick's also placed 250,000 common shares in escrow to be issued should the earnings, as defined, of XXXPassword aggregate $400,000 for the first full 12 months following the closing date. These contingent shares were valued at $392,500 and charged to the purchase price since the contingency was met.

     The acquisition agreement between the Company and the seller of XXXPassword requires the Company to pay an Earn Out Amount of $380,000 to the seller, plus either (1) $475,000 if the earnings before depreciation, amortization, interest and taxes ("EBITDA") of XXXPassword during the first full twelve-month period beginning on the closing date exceeds $800,000 but is less than $1,200,000 (but not otherwise) or (2) $925,000 if the EBITDA of XXXPassword during the first full twelve-month period beginning on the closing date exceed $1,200,000. The Earn Out Amount is to be paid in monthly amounts equal only to 50% of the Free Net Cash Flow (as defined) of XXXPassword during the six year period from the closing date. Because the EBITDA in the period from July 6, 2000 to September 30, 2000 was approximately $136,000, a portion of the Earn Out Amount ($68,263) was accrued and added to goodwill at September 30, 2000. An additional $296,000 and $645,000 has been paid and added to goodwill during the years ended September 30, 2002 and 2001, respectively, in connection with the Earn Out Amount. An owner of the seller of XXXPassword, Ron Levi, was on the Company's Board of Directors until June 2002.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS  (CONTINUED)

     The  cost  of  the  XXXPassword  acquisition  was  as  follows:

          Fair  value  of  700,000  common  shares  issued      $  1,061,875
          Earn-out  amount  capitalized                            1,008,649
                                                                ------------
          Amount  charged  to  goodwill                         $  2,070,524
                                                                ============

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

          Fair  value  of  inventory  acquired                  $     12,165
          Fair  values  of  property  and  equipment                 142,658
          excess cost over fair values assigned to goodwill          284,177
                                                                ------------
          Purchase  price                                       $    439,000
                                                                ============


4.   CHANGE  IN  ACCOUNTING  PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". As its title implies, SFAS No. 142 addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, the Company adopted SFAS No.142 effective October 1, 2001.

     The Company performed a transitional impairment test of its goodwill as of October 1, 2001 and determined there should be an impairment of goodwill recorded relating to certain of its goodwill. In accordance with SFAS No. 142, the writeoff, amounting to $2,532,384, has been accounted for as a change in accounting principle. The cumulative effect of this accounting change was to decrease net income for the year ended September 30, 2002. Additions to goodwill amounting to $325,776 during the year ended September 30, 2002 were also written off against income during that year.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   CHANGE  IN  ACCOUNTING  PRINCIPLE  (CONTINUED)

     The following is a reconciliation of goodwill in the accompanying balance sheet for the year ended September 30, 2002:

     Beginning net goodwill at
       September 30, 2001                      $ 4,415,391
     Impairment of goodwill at
       September 30, 2001                       (2,532,384)
     Addition of goodwill during the
       year ended September 30, 2002               325,776
     Impairment of goodwill - year ended
       September 30, 2002                         (325,776)
                                               ------------
     Goodwill as of September 30, 2002         $ 1,883,007
                                               ============


The following schedule shows the effect of this change on the year ended September 30, 2001:

     Reported net income                   $1,314,718
      Add back goodwill amortization          429,544
                                           ----------
      Adjusted net income                  $1,744,262
                                           ==========
      Adjusted net income per share        $     0.40
                                           ==========


5.   INCOME  TAXES

     Following is a reconciliation of income taxes (benefit) at the U.S. Federal tax rate to the amounts recorded by the Company for the years ended September 30:

                                                  2002        2001
                                               ----------  ----------
     Tax on income before income taxes and
       cumulative effect of accounting change  $ 212,153   $ 279,286
     Utilization of loss carryforward           (212,153)   (279,286)
                                               ----------  ----------
                                               $       -   $       -
                                               ==========  ==========

     The components of the net deferred tax asset/liability are as follows at September 30:

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INCOME  TAXES  (CONTINUED)

                                            2002         2001
                                        ------------  ----------
Operating loss carryforwards            $   234,321   $ 307,527
Goodwill basis                          $ 1,065,953        -
Property and equipment bases            $    21,310        -
Deferred tax asset valuation allowance   (1,321,584)   (307,527)
                                        ------------  ----------
                                        $         -   $       -
                                        ============  ==========

For tax purposes, the Company has a net operating loss carryforward amounting to approximately $600,000 which will expire, if not utilized, beginning in 2012.

6.     LONG-TERM  DEBT

Following  is  a  summary  of  long-term  debt  at  September  30:

                                                                   2002         2001
                                                                -----------  -----------
Note payable to a bank, payable at $4,289 per month,
including interest at the prime rate plus 1%, matures
December 2004, collateralized by land and building              $  364,167   $  397,571
in Houston, Texas.
9% notes payable to an individual, monthly payments
aggregating $22,732, including interest, maturing in
2018.  Collateralized by real estate in Minneapolis,
Minnesota.                                                       2,270,095    2,335,336
Notes payable to partnerships, due in monthly
installments of $1,229 including interest at 12%,
collateralized by real estate.                                     115,489      116,325
Note payable to individual maturing March 2006,
Due in monthly installments of $2,573, plus interest at
9.25%; collateralized by real estate.                              300,052      303,023
Note payable to corporation maturing April 2002,
Due in monthly installments of $13,758 including
principal and interest at 10%; collateralized by real estate.            -      138,295
10% note payable to the seller of Chesapeake Bay
(see Note 3); principal and interest due monthly over
a nine-year period beginning August 2001                           230,365      248,564


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG TERM DEBTS (CONTINUED)

Noninterest-bearing note payable to an individual; payable
in four annual installments of $229,675 beginning in
January 2003; discounted at 7%; unsecured.                         795,301            -
11% note payable to a corporation; principal and interest
Due in monthly installments of $9,822 through June 2005,
collateralized by real estate.                                     278,590            -
Various notes, at interest rates ranging from 6% to 12%,
payable in monthly installments, including interest,
aggregating approximately $12,650, collateralized by
Real estate.                                                       253,294      297,962
                                                                -----------  -----------
                                                                 4,607,353    3,837,076
Less current maturities                                           (459,972)    (327,162)
                                                                -----------  -----------
                                                                $4,147,381   $3,509,914
                                                                ===========  ===========


     Substantially all the Company's assets are pledged to secure the above debt. The prime rate was 4.75% at September 30, 2002. Following are the maturities of long-term debt for the years ending September 30:

          2003           $    459,972
          2004                481,962
          2005                511,690
          2006                705,556
          2007                914,189
          Thereafter        1,533,984
                          -----------
                          $ 4,607,353
                          ===========


7.     COMMITMENTS  AND  CONTINGENCIES

     Leases

     The Company leases corporate office facilities. Following is a schedule of minimum lease payments for the years ending September 30:

          2003           $  36,432
          2004              36,432
          2005              18,216

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

     In January 1997, the City Council of the City of Houston passed a comprehensive new Sexually Oriented Business Ordinance (the "Ordinance") regulating the location of and the conduct within sexually oriented businesses. The Ordinance established new distances that Sexually Oriented Businesses may be located to schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that Rick's Cabaret at its location at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied. The location in north Houston opened in December 1998 similarly failed to meet the requirements of the Ordinance as passed.

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

     The City of Houston has appealed the District Court's rulings to the U.S. Fifth Circuit Court of Appeals, and the Company filed a brief with the Fifth Circuit. A hearing has been set for December 2002. In the event that the City of Houston is successful in an appeal, the Company's Bering Drive location could be out of compliance. Such an outcome could have an adverse financial impact on the Company. In April 1998, the City of Houston began enforcing certain portions of the Ordinance, including the distance requirement between a customer and a dancer while dancing, and the requirement that dancers be licensed. The City of Houston's enforcement of the Ordinance could have an adverse impact on the Rick's locations in Houston, Texas. The current requirement of a three-foot distance between a dancer and a customer could reduce customer satisfaction and could result in fewer customers at the Houston location. The requirement that a dancer be licensed could result in fewer dancers working, which could have an adverse impact on the Houston location. It is unknown what future impact the enforcement of the Ordinance may have on the Company's Houston locations.

     Fair  Value  of  Financial  Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

     The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value base on their effective interest rates compared to current market rates.

     Other

     The Company has a three-year employment agreement with Eric S. Langan, its Chief Executive Officer, (the "Langan Agreement"). The Langan Agreement extends through January 1, 2004 and provides for an annual base salary of $260,000. The Langan Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete upon

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     the expiration of the Langan Agreement. The Company has not established long term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 125,000 shares at an exercise price of $1.87 per share, which vested in August 1999.

8.   EMPLOYEE  STOCK  OPTION  PLANS

     In 1995 the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") (collectively, "the Plans"). The options granted under the Plans may be either Incentive Stock Options, as that term is defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-statutory options taxed under Section 83 of the Internal Revenue Code of 1986, as amended. The Plans are administered by the Board of Directors or by a Compensation Committee of the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the Common Stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. A total of 300,000 shares could be optioned and sold under the 1995 Plan and 500,000 shares under the 1999 Plan. The Company does not plan to issue any other options under the 1995 Plan.

     During the year ended September 30, 2002 and 2001, options were granted as follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise             Exercise
                                         2002     Price      2001      Price
                                       --------  --------  ---------  --------
     Outstanding at beginning of year  604,500   $   2.39   590,500   $   2.37
     Granted                            64,000   $   2.56   129,000   $   2.44
     Expired                           (25,000)  $      -  (115,000)  $   2.36
     Exercised                               -   $      -         -   $      -
                                       --------            ---------
     Outstanding at end of year        643,500   $   2.40   604,500   $   2.39
                                       --------            ---------
     Exercisable at end of year        582,000   $   2.37   421,500   $   2.35
                                       --------            ---------

     SFAS  123

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EMPLOYEE  STOCK  OPTION  PLANS (CONTINUED)

     plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Pro forma disclosures as required by SFAS 123 for the fiscal year ended September 30, 2001 are as follows (no expense during 2002):

          Pro  forma  net  income  (loss)                    $ 1,203,210
                                                             ===========
          Pro  forma  net  income  (loss)  per  share        $      0.27
                                                             ===========


     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk-free interest rate of 4.5%; volatility factor of 124%; and an expected life of the awards of one year. The exercise prices of the options range from $1.88 to $2.70 and the weighted average remaining contractual life of outstanding options was 1.9 and 1.7 years at September 30, 2002 and 2001, respectively.

9.   OTHER  INCOME

     Other income in 2001 includes $155,000 representing settlement of a claim in connection with the Company's agreement not to open a certain club.

10.  SEGMENT  INFORMATION

     Beginning in 2000, the Company is operating in two industries: adult nightclubs and adult Internet web sites.

     Following is a summary of segment information for the year ended September 30, 2002 and 2001:

                                          2002          2001
                                      ------------  ------------
Sales:
  Night clubs                         $13,444,479   $12,864,428
  Internet                              2,112,823     6,795,213
                                      ------------  ------------


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SEGMENT INFORMATION (CONTINUED)  $15,557,302   $19,659,641
                                      ============  ============

Operating income (loss):
  Night clubs                         $   969,742   $ 1,544,537
  Internet                                498,851       649,888
                                      ------------  ------------
                                        1,468,593     2,194,425
General corporate expenses               (844,613)     (664,567)
Other income (expense), net            (2,895,160)     (215,140)
                                      ------------  ------------
Net income                            $(2,271,180)  $ 1,314,718
                                      ============  ============

Identifiable assets:
  Night clubs                         $10,070,665   $10,287,040
  Internet                                200,456     1,912,557
                                       10,271,121    12,199,597
General corporate assets                2,150,399     2,748,903
                                      ------------  ------------
  Total assets                        $12,421,520   $14,948,500
                                      ============  ============

                                  2002      2001
                                --------  --------
Capital expenditures:
  Night clubs                   $495,043  $384,249
  Internet                       357,500    37,512
  General corporate               80,929   229,287
                                --------  --------
                                $933,472  $651,048
                                ========  ========


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation and amortization:
  Night clubs                   $338,053  $544,017
  Internet                       413,074   268,185
  General corporate               64,670    37,660
                                --------  --------
                                $815,797  $849,862
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


11.  RELATED  PARTY  TRANSACTIONS

     On March 29, 1999, Robert L. Watters, a Director, purchased RCI Entertainment Louisiana, Inc. ("RCI Louisiana"), a subsidiary, for the purchase price of $2,200,000 consisting of $1,057,327 in cash, the endorsement over to the company of a $652,744 secured promissory note (the "McElroy Note"), a guaranteed promissory note in the amount of $326,773 made by Mr. Watters (the "Watters Note"), and the cancellation by Mr. Watters of our $163,156 indebtedness to him. The Watters Note ($45,992 at September 30, 2002) is due and payable in 48 equal monthly installments of principal and interest in the amount of $7,977 with the final payment due March 29, 2003. The Watters Note bears interest at the rate of eight percent (8%) per annum and is guaranteed by RCI Louisiana, which operates a Rick's Cabaret in New Orleans, Louisiana.

     In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $98,605 at September 30, 2002 and is included in other assets in the accompanying consolidated balance sheet.