Form 10QSB
period 2002-12-31
RICKS CABARET INTERNATIONAL INC
filed 2003-02-11
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On February 3, 2003, there were 3,721,648 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I      FINANCIAL INFORMATION

Item 1  Financial Statements
        Consolidated Balance Sheets as of December 31, 2002 (unaudited)
        and September 30, 2002 (audited). . . . . . . . . . . . . . . . .   1

        Consolidated Statements of Operations for the three months
        ended December 31, 2002 and 2001 (unaudited). . . . . . . . . . .   3

        Consolidated Statements of Cash Flows for the three months
        ended December 31, 2002 and 2001 (unaudited). . . . . . . . . . .   4

        Notes to Consolidated Financial Statements. . . . . . . . . . . .   5

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . .   7



PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  11

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                  12/31/02           9/30/02
                                                (UNAUDITED)         (AUDITED)
CURRENT ASSETS
  Cash                                        $       875,200   $       733,366
  Accounts receivable                                 178,974           226,637
  Prepaid expenses                                     93,770            63,897
  Inventories                                         220,006           210,802
                                               ---------------  ----------------

    Total current assets                            1,367,950         1,234,702
                                               ---------------  ----------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements        9,391,319         9,278,260
  Furniture and equipment                           1,801,277         1,938,705
                                               ---------------  ----------------

                                                   11,192,596        11,216,965

  Accumulated depreciation                         (2,137,580)       (2,094,712)
                                               ---------------  ----------------

     Total property and equipment, net              9,055,016         9,122,253
                                               ---------------  ----------------

OTHER ASSETS
  Goodwill less accumulated amortization            1,883,007         1,883,007
  Other                                               186,516           197,358
                                               ---------------  ----------------

    Total other assets                              2,069,523         2,080,365
                                               ---------------  ----------------

    Total Assets                              $    12,492,489   $    12,437,320
                                              ================  ================

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   12/31/02      9/30/02
                                                 (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES
  Current portion of long term debt              $   465,994   $   459,972
  Accounts payable - trade                           302,376       274,659
  Accrued expenses                                   588,185       533,068
                                                 ------------  ------------

    Total current liabilities                      1,356,556     1,267,699

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion              4,083,992     4,147,381
                                                 ------------  ------------

  Total Liabilities                                5,440,547     5,415,080
                                                 ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                    77,732        80,164
                                                 ------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                   ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares; 4,608,678 issued;
    3,730,948 and 3,747,648 outstanding               46,087        46,087
  Additional paid in capital                      11,273,149    11,273,149
  Retained earnings (deficit)                     (3,107,355)   (3,202,029)
  Treasury stocks, at cost                        (1,237,671)   (1,175,131)
                                                 ------------  ------------

    Total stockholders' equity                     6,974,210     6,942,076
                                                 ------------  ------------

    Total liabilities and stockholders' equity   $12,492,489   $12,437,320
                                                 ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                          2002             2001
                                       (UNAUDITED)      (UNAUDITED)
REVENUES

  Sales of alcoholic beverages       $    1,628.807  $     1,634,224
  Sales of food                             233,562          215,587
  Service revenues                        1,317,792        1,273,319
  Internet revenues                         331,488          663,720
  Other revenues                            219,759          267,575
                                      -------------  ----------------

    Total revenues                        3,731,408        4,054,425
                                      -------------  ----------------

OPERATING EXPENSES
  Cost of goods sold                        565,355          862,548
  Salaries and wages                      1,343,469        1,267,527
  Other general and administrative
      Taxes and permits                     482,212          503,888
      Charge card fees                       61,071           61,283
      Rent                                   55,655           52,468
      Legal and professional                206,532          151,086
      Advertising and marketing             178,337          176,083
      Other                                 650,138          646,630
                                      -------------  ----------------

     Total operating expenses             3,542,769        3,721,513
                                      -------------  ----------------

INCOME FROM OPERATIONS                      188,639          332,912

  Interest income                             3,855            6,032

  Interest Expense                          (97,820)         (91,722)
                                      -------------  ----------------

Net Income                           $       94,674  $       247,222
                                     ==============  ================

NET INCOME PER COMMON SHARE          $         0.03  $          0.06
                                     ==============  ================

WEIGHTED AVERAGE SHARES OUTSTANDING       3,758,515        4,595,494
                                     ==============  ================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:               2002            2001
                                               --------------  --------------
NET INCOME                                     $      94,674   $     247,222

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation                                     129,677         119,928
    Minority interests                                (2,432)          1,432
    Changes in assets and liabilities:
        Accounts receivable                           47,663          18,194
        Prepaid expenses                             (29,873)         (8,030)
        Inventories                                   (9,204)         (6,962)
        Accounts payable and accrued expenses         82,834          56,724
                                               --------------  --------------

    Cash provided by operating activities            313,339         428,508
                                               --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment              (62,440)       (130,422)
    Decrease in goodwill and other assets             10,842         (59,330)
                                               --------------  --------------

    Cash used by investing activities                (51,598)       (189,752)
                                               --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                       (62,540)        (24,029)
    Payments on long term debt                       (57,367)        (81,252)
                                               --------------  --------------

    Cash used by financing activities               (119,907)       (105,281)
                                               --------------  --------------
NET INCREASE IN CASH                                 141,834         133,475

CASH AT BEGINNING OF PERIOD                          733,366         704,628
                                               --------------  --------------
CASH AT END OF PERIOD                          $     875,200   $     838,103
                                               ==============  ==============

CASH PAID DURING PERIOD FOR:
    Interest                                   $      97,820   $      91,722
                                               ==============  ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.   BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

2.   SEGMENT  INFORMATION

In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information by segment.

                                           FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                          ENDED DECEMBER 31, 2002    ENDED DECEMBER 31, 2001
REVENUES
  Internet Web-sites                     $                331,488   $                663,720
  Clubs operation                                       3,399,920                  3,390,705
                                         -------------------------  -------------------------
                                         $              3,731,408   $              4,054,425
                                         =========================  =========================
NET INCOME/(LOSS)
  Internet Web-sites                     $                 34,756   $                136,739
  Clubs operation                                         387,842                    320,406
  Corporate expenses                                     (327,924)                  (209,923)
                                         -------------------------  -------------------------
                                         $                 94,674   $                247,222
                                         =========================  =========================
PROPERTY & EQUIPMENT, NET DEPRECIATION
  Internet Web-sites                     $                122,986   $                113,990
  Club operation                                        8,932,030                  8,699,418
                                         -------------------------  -------------------------
                                         $              9,055,016   $              8,813,408
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


FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


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

2.   We  have  extensive  Internet  activities.

     a) We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire our website
          --------------------       -------------------
          content  from  wholesalers.

     b) We operate a network of six online auction sites accessible on the Internet under the flagship site www.naughtybids.com. These sites
                                                -------------------
          provide customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging service fees for each transaction conducted on the highly automated sites, all of which utilize a single technology platform that we operate.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

For the three months ended December 31, 2002, the Company had consolidated total revenues of $3,731,408 compared to consolidated total revenues of $4,054,425 for the three months ended December 31, 2001, or a decrease of $323,017. The decrease in total revenues was primarily due to the decrease in revenues generated by the Company's Internet businesses. Management believes we are seeing the bottom out effect in internet revenues due to the aging of the adult internet marketing programs for adult sites. While revenues for www.xxxpassword.com, the Company's content membership site, has continued to
-------------------
decline, revenues from auction sites continues to increase. The Company will start charging for membership to www.couplestouch.com in February 2003.
                                      --------------------
www.couplestouch.com is like a single dating site for couples seeking others for sexual relationships/friendships.

The cost of goods sold for the three months ended December 31, 2002 was 15.16% of total revenues compared to 21.28% for the three months ended December 31, 2001. The decrease was due primarily to the reduction in costs of maintaining our Internet operations. The cost of goods sold for the club operation for the three months ended December 31, 2002 was 15.64% of the sales of alcoholic beverages and food compared to 14.75% for the three months ended December 31, 2001. The increase was due primarily to the increase in food costs and our $1.25 a drink specials during Monday Night Football games. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended December 31, 2002 was 22.73%.

Payroll and related costs for the three months ended December 31, 2002 were $1,343,469 compared to $1,267,527 for the three months ended December 31, 2001.

The increase was a reflection of the additional personnel experienced by the Company. Management currently believes that its labor and management staff levels are at appropriate levels.

Other selling, general and administrative expenses for the three months ended December 31, 2002 were $1,633,945 compared to $1,591,438 for the three months ended December 31, 2001. The increase was due primarily to increase in legal and professional, insurance, maintenance and repairs, and other expenses.

Interest expense for the three months ended December 31, 2002 was $97,820 compared to $91,722 for the three months ended December 31, 2001. The increase was primarily due to the addition of new debts related to the purchase of treasury stocks.

Net income for the three months ended December 31, 2002 was $94,674 compared to a net income of $247,222 for the three months ended December 31, 2001. The decrease in net income was primarily due to the decrease in revenues in the Company's internet business and an increase in corporate expenses.


LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, the Company had a working capital of $11,394 compared to a working capital deficit of $32,997 at September 30, 2002.

Net cash provided by operating activities in the three months ended December 31, 2002 was $313,339 compared to net cash provided of $428,508 for the three months ended December 31, 2001. The decrease in cash provided by operating activities was due to a decrease in net income.

Depreciation expense for the three months ended December 31, 2002 were $129,677 compared to $119,928 for the three months ended December 31, 2001. There was no amortization for the three months ended December 31, 2002 and 2001.

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


PART II          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                    Exhibit 99.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Rick's Cabaret International, Inc.

          (b)  Reports  on  Form  8-K

                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      RICK'S CABARET INTERNATIONAL, INC.

                                      By:  /s/ Eric S. Langan
Date:  February 11, 2003                   -------------------------------------
                                           Eric S. Langan
                                           President and acting Chief Financial
                                           Officer