Form 10QSB
period 2003-03-31
RICKS CABARET INTERNATIONAL INC
filed 2003-05-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 8, 2003, there were 3,719,248 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2003 (unaudited)
          and September 30, 2002 (audited). . . . . . . . . . . . . . . . . .  1

          Consolidated Statements of Operations for the three months and six months ended March 31, 2003 and 2002 (unaudited). . . . . . . .  3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . .  6

Item 3.   Controls and procedures . . . . . . . . . . . . . . . . . . . . . . 10



PART II          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I           FINANCIAL INFORMATION

Item 1.   Financial Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS
                              ------

                                                3/31/03       9/30/02
                                              (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                        $   333,505   $   733,366
  Accounts receivable                             146,998       226,637
  Prepaid expenses                                139,056        63,897
  Inventories                                     219,263       210,802
                                              ------------  ------------

    Total current assets                          838,822     1,234,702
                                              ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    9,608,728     9,278,260
  Furniture and equipment                       1,850,306     1,938,705
                                              ------------  ------------

                                               11,459,034    11,216,965

  Accumulated depreciation                     (2,268,768)   (2,094,712)
                                              ------------  ------------

     Total property and equipment, net          9,190,266     9,122,253
                                              ------------  ------------

OTHER ASSETS
  Goodwill less accumulated amortization        1,883,007     1,883,007
  Other                                           185,639       197,358
                                              ------------  ------------

    Total other assets                          2,068,646     2,080,365
                                              ------------  ------------

    Total Assets                              $12,097,734   $12,437,320
                                              ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   3/31/03       9/30/02
                                                 (UNAUDITED)    (AUDITED)

CURRENT LIABILITIES
  Current portion of long term debt              $   471,079   $   459,972
  Accounts payable - trade                           211,773       274,659
  Accrued expenses                                   545,864       533,068
                                                 ------------  ------------

    Total current liabilities                      1,228,716     1,267,699

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion              3,812,893     4,147,381
                                                 ------------  ------------

   Total Liabilities                               5,041,609     5,415,080
                                                 ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                   136,911        80,164

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                   ---           ---
  Common stock - $.01 par, authorized
    15,000,000 shares; 4,608,678 issued;
    3,719,248 and 3,747,648 outstanding               46,087        46,087
  Additional paid in capital                      11,273,149    11,273,149
  Retained earnings (deficit)                     (3,136,325)   (3,202,029)
  Treasury stocks, at cost                        (1,263,697)   (1,175,131)
                                                 ------------  ------------

    Total stockholders' equity                     6,919,214     6,942,076
                                                 ------------  ------------

    Total liabilities and stockholders' equity   $12,097,734   $12,437,320
                                                 ============  ============



                  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                                      FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                         ENDED MARCH 31,           ENDED MARCH 31,
                                        2003         2002         2003         2002
REVENUES
  Sales of alcoholic beverages       $1,516,258   $1,658,207   $3,145,065   $3,292,431
  Sales of foods                        112,197      220,988      345,759      436,575
  Service revenues                    1,268,024    1,319,776    2,585,816    2,593,095
  Internet revenues                     265,164      485,125      596,652    1,148,845
  Other                                 393,482      226,086      613,242      493,661
                                     -----------  -----------  -----------  -----------
                                      3,555,125    3,910,182    7,286,534    7,964,607
OPERATING EXPENSES
  Cost of goods sold                    518,765      716,636    1,084,120    1,579,184
  Salaries and wages                  1,293,060    1,229,429    2,636,529    2,496,956
  Other general and administrative
    Taxes and permits                   515,307      506,016      997,519    1,009,904
    Charge card fees                     60,730       45,981      121,801      107,264
    Rent                                 61,258       96,100      116,913      148,568
    Legal and accounting                200,301      156,395      406,833      307,481
    Advertising                         199,718      156,332      378,055      332,415
    Other                               641,938      640,057    1,292,076    1,286,687
                                     -----------  -----------  -----------  -----------
                                      3,491,077    3,546,946    7,033,846    7,268,459
                                     -----------  -----------  -----------  -----------
INCOME FROM OPERATIONS                   64,048      363,236      252,688      696,148
  Interest Expense                      (99,036)     (82,549)    (196,856)    (174,271)
  Interest Income                         6,017        5,017        9,872       11,049
                                     -----------  -----------  -----------  -----------

NET INCOME/(LOSS)                    $  (28,971)  $  285,704   $   65,704   $  532,926
                                     ===========  ===========  ===========  ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:

  NET INCOME/(LOSS)                  $    (0.01)  $     0.06   $     0.02   $     0.12
                                     ===========  ===========  ===========  ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                           3,720,048    4,567,978    3,728,931    4,567,978
                                     ===========  ===========  ===========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                 (UNAUDITED)
                                              2003        2002
                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $  65,704   $ 532,926

Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                             260,865     245,674
    Minority interests                        56,747         ---
    Changes in working capital               (54,071)   (134,775)
                                           ----------  ----------
    Cash provided by operating activities    329,245     643,825
                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment     (328,878)   (171,773)
    Change in goodwill and other assets       11,719    (139,515)
                                           ----------  ----------
    Cash used in investing activities       (317,159)   (311,288)
                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock               (88,566)    (24,029)
    Payments on long term debt              (323,381)    (49,050)
                                           ----------  ----------
    Cash used in financing activities       (411,947)    (73,079)
                                           ----------  ----------
NET INCREASE/(DECREASE) IN CASH             (399,861)    259,458

CASH AT BEGINNING OF PERIOD                  733,366     704,628
                                           ----------  ----------
CASH AT END OF PERIOD                      $ 333,505   $ 964,086
                                           ==========  ==========

CASH PAID DURING PERIOD FOR:
    Interest                               $ 196,856   $ 174,271
                                           ==========  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

     2.  SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information on the Company's segments.

                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                           ENDED MARCH 31,           ENDED MARCH 31,
                          2003         2002         2003         2002
REVENUES
  Internet Web-sites   $  265,164   $  485,125   $  596,652   $1,148,845
  Club operation        3,289,961    3,425,057    6,689,882    6,815,762
                       -----------  -----------  -----------  -----------
                       $3,555,125   $3,910,182   $7,286,534   $7,964,607
                       ===========  ===========  ===========  ===========

NET INCOME/(LOSS)
  Internet Web-sites   $   19,674   $  119,364   $   54,430   $  256,103
  Club operation          266,810      551,397      654,653      957,494
  Corporate expenses     (315,455)    (385,057)    (643,379)    (680,671)
                       -----------  -----------  -----------  -----------
                       $  (28,971)  $  285,704   $   65,704   $  532,926
                       ===========  ===========  ===========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

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

GENERAL

Our Company presently conducts its business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market in Houston. No sexual contact is permitted at any of our locations. On February 19, 2003, we acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport (9009 Airport Blvd, off I-45) and will operate it as part of our popular XTC Cabaret group for $150,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2003, the Company had consolidated total revenues of $3,555,125 compared to consolidated total revenues of $3,910,182 for the three months ended March 31, 2002, or a decrease of $355,057. The decrease in total revenues was primarily due to the decrease in revenues generated by the Company's Internet businesses. Management believes we are seeing the bottoming out of internet revenues due to the aging of the adult internet marketing programs for adult sites. While revenues for www.xxxpassword.com, the Company's
                                              -------------------
content membership site, has continued to decline, revenues from auction sites continues to increase. The Company started charging for membership to www.couplestouch.com in February 2003. www.couplestouch.com is like a single
--------------------
dating  site  for  couples  seeking others for sexual relationships/friendships.

The cost of goods sold for the three months ended March 31, 2003 was 14.59% of total revenues compared to 18.33% for the three months ended March 31, 2002. The decrease was due primarily to the reduction in costs of maintaining our Internet operations. The cost of goods sold for the club operation for the three months ended March 31, 2003 was 14.19% of the sales of alcoholic beverages and food compared to 14.99% for the three months ended March 31, 2002. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended March 31, 2003 was 20.23% compared to 41.89% for the three months ended March 31, 2002.

Payroll and related costs for the three months ended March 31, 2003 were $1,293,060 compared to $1,229,429 for the three months ended March 31, 2002. The increase was due to additional personnel in the Company. Management currently believes that its labor and management staff levels are appropriate.

Other selling, general and administrative expenses for the three months ended March 31, 2003 were $1,679,252 compared to $1,600,881 for the three months ended March 31, 2002. The increase was due primarily to increase in legal and professional, insurance, maintenance and repairs, and other expenses.

Interest expense for the three months ended March 31, 2003 was $99,036 compared to $82,549 for the three months ended March 31, 2002. The increase was primarily due to the addition of new debts related to the purchase of treasury stock.

Net loss for the three months ended March 31, 2003 was $28,971 compared to a net income of $285,704 for the three months ended March 31, 2002. The decrease in net income was primarily due to the decrease in revenues in the Company's internet business and an increase in corporate expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002

For the six months ended March 31, 2003, the Company had consolidated total revenues of $7,286,534 compared to consolidated total revenues of $7,964,607 for the fiscal six months ended March 31, 2002, or a decrease of $678,073. The decrease in total revenues was due to the decline in revenues from the Internet business as a result of the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the six months ended March 31, 2003 was 14.88% of total revenues compared to 19.83% for the six months ended March 31, 2002. This decrease is attributable to the elimination of cost of goods sold related to the Internet business. The cost of goods sold for the club operations for the six months ended March 31, 2003 was 14.57% and 15.04% for the six months ended March 31, 2002. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

Payroll and related costs for the six months ended March 31, 2003 were $2,636,529 compared to $2,496,956 for the six months ended March 31, 2002. This increase is a result of additional personnel added to the Company's club operations to eliminate reliance on outside vendors for services. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2003 were $3,313,197 compared to $3,192,319 for the six months ended March 31, 2002. The increase was due to the legal and accounting, advertising, and insurance expenses.

Interest expense for the six months ended March 31, 2003 was $196,856 compared to $174,271 for the six months ended March 31, 2002. The increase was primarily due to the addition of new debts related to the purchase of treasury stock.

Net income for the six months ended March 31, 2003 was $65,704 compared to $532,926 for the six months ended March 31, 2002. The decrease in net income was primarily due to the decrease in revenues in Company's internet activities. Management currently believes that the Company is in the position to continue to be profitable in fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, the Company had a working capital deficit of $389,894 compared to a working capital deficit of $32,997 at September 30, 2002.

Net cash provided by operating activities in the six months ended March 31, 2003 was $329,245 compared to net cash provided of $643,825 for the six months ended March 31, 2002. The decrease in cash provided by operating activities was due to a decrease in net income.

The Company used $317,159 and $311,288 cash in investing activities and $411,947 and $73,079 cash in financing activities in the six months ended March 31, 2003 and 2002, respectively.

In the opinion of management, working capital is not a true indicator of the financial status. Typically, businesses in the industry carry current liabilities in excess of current assets because the business receives substantially immediate payment for sales, with nominal receivables, while accounts payable and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms providing businesses with opportunities to adjust to short-term business down turns. The Company considers the primary indicators of financial status to be the long-term trend of revenue growth and mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

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

GROWTH  STRATEGY

The Company believes that its club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful research, new clubs may be opened, or existing clubs acquired, in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be in leased premises.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.


Item 3.          Controls and Procedures.

Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



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


                                   RICK'S CABARET INTERNATIONAL, INC.



Date: May 13, 2003                 By:  /s/ Eric S. Langan
                                        ----------------------------------------
                                        Eric S. Langan
                                        Chief Executive Officer and acting Chief
                                        Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Eric Langan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rick's Cabaret International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



By:  /s/ Eric S. Langan
     -----------------------
     Eric S. Langan
     Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Eric Langan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rick's Cabaret International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003



By:  /s/ Eric S. Langan
     -----------------------
     Eric S. Langan
     Chief Financial Officer