Form 10QSB
period 2003-06-30
RICKS CABARET INTERNATIONAL INC
filed 2003-08-19
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On August 12, 2003, there were 3,706,648 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]     No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART  I          FINANCIAL  INFORMATION

Item 1.  Financial  Statements

         Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
         September 30, 2002 (audited)    . . . . . . . . . . . . . . . . . . . 1

         Consolidated Statements of Operations for the three months and nine
         months ended June 30, 2003 and 2002 (unaudited)   . . . . . . . . . . 3

         Consolidated Statements of Cash Flows for the nine months ended June
         30, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Controls  and  procedures . . . . . . . . . . . . . . . . . . . . . .11



PART II            OTHER INFORMATION

Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . .  12

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART  I          FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                   6/30/03           9/30/02
                                                 (UNAUDITED)        (AUDITED)
CURRENT ASSETS
  Cash                                        $       493,681   $       733,366
  Accounts receivable                                 203,522           226,637
  Other current assets                                250,952            63,897
  Inventories                                         229,829           210,802
                                              ----------------  ---------------

    Total current assets                            1,177,984         1,234,702
                                              ----------------  ---------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements        9,647,488         9,278,260
  Furniture and equipment                           1,828,624         1,938,705
                                              ----------------  ---------------

                                                   11,476,112        11,216,965

  Accumulated depreciation                         (2,402,296)       (2,094,712)
                                              ----------------  ---------------

     Total property and equipment, net              9,073,816         9,122,253
                                              ----------------  ---------------

OTHER ASSETS
  Goodwill less accumulated amortization            1,883,007         1,883,007
  Other                                               184,084           197,358
                                              ----------------  ---------------

    Total other assets                              2,067,091         2,080,365
                                              ----------------  ---------------

    Total Assets                              $    12,318,891   $    12,437,320
                                              ================  ================

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     6/30/03           9/30/02
                                                   (UNAUDITED)        (AUDITED)

CURRENT LIABILITIES
  Current portion of long term debt              $       483,657   $       459,972
  Accounts payable - trade                               322,150           274,659
  Accrued expenses                                       606,936           533,068
                                                 ----------------  ---------------

    Total current liabilities                          1,412,743         1,267,699

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion                  3,730,336         4,147,381
                                                 ----------------  ---------------

   Total Liabilities                                   5,143,079         5,415,080
                                                 ----------------  ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                           970            80,164

STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par, authorized
    1,000,000 shares; none outstanding                       ---               ---
  Common stock - $.01 par, authorized
    15,000,000 shares; 4,608,678 issued;
    3,706,648 and 3,747,648 outstanding                   46,087            46,087
  Additional paid in capital                          11,273,149        11,273,149
  Retained earnings (deficit)                         (2,860,126)       (3,202,029)
  Treasury stocks, at cost                            (1,284,268)       (1,175,131)
                                                 ----------------  ---------------

    Total stockholders' equity                         7,174,842         6,942,076
                                                 ----------------  ---------------

    Total liabilities and stockholders' equity   $    12,318,891   $    12,437,320
                                                 ================  ================

                              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)


                                                  FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                                 2003             2002             2003             2002
REVENUES
  Sales of alcoholic beverages              $    1,702,038   $    1,581,035   $    4,847,104   $    4,873,466
  Sales of food & non-alcoholic beverages          297,198          283,403          859,945          836,753
  Service revenues                               1,353,834        1,307,280        3,939,650        3,900,375
  Internet revenues                                250,029          573,647          846,681        1,722,492
  Other                                            219,042          206,704          615,296          583,590
                                            ---------------  ---------------  ---------------  ---------------
                                                 3,822,141        3,952,069       11,108,676       11,916,676
OPERATING EXPENSES
  Cost of goods sold                               568,004          791,427        1,652,124        2,370,611
  Salaries and wages                             1,390,943        1,310,969        4,027,472        3,807,925
  Other general and administrative
     Taxes and permits                             561,475          512,045        1,558,995        1,521,949
     Charge card fees                               67,813           62,994          189,614          170,258
     Rent                                          101,448           55,031          218,361          203,599
     Legal and accounting                          157,840          108,787          564,674          416,268
     Marketing and advertising                     232,329          160,873          610,384          493,288
     Other                                         704,351          640,561        1,996,427        1,927,248
                                            ---------------  ---------------  ---------------  ---------------
                                                 3,784,203        3,642,687       10,818,051       10,911,146
                                            ---------------  ---------------  ---------------  ---------------
INCOME FROM OPERATIONS                              37,938          309,382          290,625        1,005,530
  Interest Expense                                 (92,761)         (92,319)        (289,618)        (266,590)
  Interest Income                                    3,643            6,143           13,515           17,192
  Gain on Sale of Subsidiary                       327,381              ---          327,381              ---
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME/(LOSS)                           $      276,201   $      223,206   $      341,903   $      756,132
                                            ===============  ===============  ===============  ===============
BASIC NET INCOME/(LOSS) PER COMMON SHARE:

  NET INCOME/(LOSS)                         $         0.07   $         0.06   $         0.09   $         0.19
                                            ===============  ===============  ===============  ===============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                      3,715,048        3,900,653        3,724,304        3,900,653
                                            ===============  ===============  ===============  ===============

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                (UNAUDITED)
                                                            2003            2002
                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $     341,903   $     756,132
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                            394,393         349,558
     Gain on the sale of subsidiary                         (327,381)            ---
     Minority interests                                       (1,813)            ---
     Changes in operating assets and liabilities              81,666        (232,739)
                                                        ------------    ------------
  Cash provided by operating activities                      488,768         872,951
                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                           120,000             ---
  Additions to property and equipment                       (345,956)       (444,972)
                                                        ------------    ------------
  Cash used in investing activities                         (225,956)       (444,972)
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                (109,137)     (1,154,327)
  Proceeds from long-term debt                                   ---       1,078,774
  Payments on long term debt                                (393,360)       (171,136)
                                                        ------------    ------------
  Cash used in financing activities                         (502,497)       (246,689)
                                                        ------------    ------------
NET INCREASE/(DECREASE) IN CASH                             (239,685)        181,290

CASH AT BEGINNING OF PERIOD                                  733,366         704,628
                                                        ------------    ------------
CASH AT END OF PERIOD                                  $     493,681   $     885,918
                                                       ==============  ==============

CASH PAID DURING PERIOD FOR:
  Interest                                             $     289,618   $     266,590
                                                       ==============  ==============

Non-cash transaction:
  Note receivable received for sale of subsidiary      $     130,000   $         ---

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.   BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

2.   SEGMENT  INFORMATION

     In October 1999, the Company launched its web-sites operation. This segment derives revenues from membership fees, traffic sold, and sale of feeds to other web-site operators. Below is the financial information related to the Company's segments:

                              FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                 ENDED JUNE 30,                     ENDED JUNE 30,
                             2003              2002             2003             2002
REVENUES
  Internet Web-sites   $       250,029   $       573,647   $      846,681   $    1,722,492
  Club operation             3,572,112         3,378,422       10,261,995       10,194,184
                       ----------------  ----------------  ---------------  ---------------
                       $     3,822,141   $     3,952,069   $   11,108,676   $   11,916,676
                       ================  ================  ===============  ===============

NET INCOME/(LOSS)
  Internet Web-sites   $        20,757   $       143,838   $       75,187   $      399,941
  Club operation               284,047           412,572          938,699        1,074,452
  Corporate expenses           (28,603)         (333,204)        (671,983)        (718,261)
                       ----------------  ----------------  ---------------  ---------------
                       $       276,201   $       223,206   $      341,903   $      756,132
                       ================  ================  ===============  ===============

3.   SALE  OF  SUBSIDIARY

     On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc., whereby we acquired all the assets and liabilities of Taurus Entertainment Companies, Inc. related to all of Taurus' adult entertainment businesses in exchange for 3,752,008 shares of Taurus Entertainment Companies, Inc. of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus Entertainment Companies, Inc. for which we received $270,000, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on
August  15,  2003.

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

GENERAL

Our Company presently conducts its business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market in Houston. No sexual contact is permitted at any of our locations. On February 19, 2003, we acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport (9009 Airport Blvd, off I-45) and will operate it as part of our popular XTC Cabaret group for $150,000. In April, we organized RCI Ventures, Inc. to acquire Nocturnal Concepts, Inc., which operates as an addition to our XTC Cabaret group. We have transferred the ownership of Tantric Enterprises, Inc. (our subsidiary that operates Encounters) to RCI Ventures, Inc. We owned 51% of RCI Ventures, Inc. On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc., whereby we acquired all the assets and liabilities of Taurus Entertainment Companies, Inc. related to all of Taurus' adult entertainment businesses in exchange for 3,752,008 shares of Taurus
     Entertainment Companies, Inc. of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus Entertainment Companies, Inc. for which we received $270,000, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on August 15, 2003.

2.   We  have  extensive  Internet  activities.

     a) We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire our website
     --------------------       -------------------
     content  from  wholesalers.

     b) We operate a network of nine online auction sites accessible on the Internet under the flagship site www.naughtybids.com. These sites provide
                                        -------------------
     customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging service fees for each transaction conducted on the highly automated sites, all of which utilize a single technology platform that we operate.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

For the three months ended June 30, 2003, the Company had consolidated total revenues of $3,822,141 compared to consolidated total revenues of $3,952,069 for the three months ended June 30, 2002, or a decrease of $129,928. The decrease in total revenues was primarily due to the decrease in revenues generated by the Company's Internet businesses. Management believes we are seeing the bottoming out of internet revenues due to the aging of the adult internet marketing programs for adult sites. While revenues for www.xxxpassword.com, the Company's
                                              -------------------
content membership site, has continued to decline, revenues from auction sites continues to increase. The Company started charging for membership to www.couplestouch.com in February 2003. www.couplestouch.com is like a single
--------------------
dating site for couples seeking others for sexual relationships/friendships.

The cost of goods sold for the three months ended June 30, 2003 was 14.85% of total revenues compared to 20.00% for the three months ended June 30, 2002. The decrease was due primarily to the reduction in costs of maintaining our Internet operations. The cost of goods sold for the club operation for the three months ended June 30, 2003 was 14.96% compared to 15.52% for the three months ended June 30, 2002. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of sales from our Internet operation for the three months ended June 30, 2003 was 12.43% compared to 44.57% for the three months ended June 30, 2002.

Payroll and related costs for the three months ended June 30, 2003 were $1,390,943 compared to $1,310,969 for the three months ended June 30, 2002. The increase was due to additional personnel in the Company due to its new acquisitions. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2003 were $1,825,256 compared to $1,540,291 for the three months ended June 30, 2002. The increase was due primarily to increase in rents, utilities, marketing & promotional expenses, insurance, maintenance and repairs, and other start up expenses for the new clubs.

Interest expense for the three months ended June 30, 2003 was $92,761 compared to $92,319 for the three months ended June 30, 2002.

Net income for the three months ended June 30, 2003 was $276,201 compared to a net income of $223,206 for the three months ended June 30, 2002. The increase in net income was primarily due to the sale of the Company's subsidiary.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2002

For the nine months ended June 30, 2003, the Company had consolidated total revenues of $11,108,676 compared to consolidated total revenues of $11,916,676 for the fiscal nine months ended June 30, 2002, or a decrease of $808,000. The decrease in total revenues was due to the decline in revenues from the Internet business as a result of the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the nine months ended June 30, 2003 was 14.88% of total revenues compared to 19.90% for the nine months ended June 30, 2002. This decrease is attributable to the elimination of cost of goods sold related to the Internet business. The cost of goods sold for the club operations for the nine months ended June 30, 2003 was 14.56% and 14.40% for the nine months ended June 30, 2002. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency.

Payroll and related costs for the nine months ended June 30, 2003 were $4,027,472 compared to $3,807,925 for the nine months ended June 30, 2002. This increase is a result of additional personnel added to the new Company's club operations. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2003 were $5,138,455 compared to $4,732,610 for the nine months ended June 30, 2002. The increase was due primarily to increase in rents, utilities, marketing

& promotional expenses, insurance, maintenance and repairs, and other start up expenses for the new clubs.

Interest expense for the nine months ended June 30, 2003 was $289,618 compared to $266,590 for the nine months ended June 30, 2002. The increase was primarily due to the addition of new debts related to the purchase of treasury stock.

Net income for the nine months ended June 30, 2003 was $341,903 compared to $756,132 for the nine months ended June 30, 2002. The decrease in net income was primarily due to the decrease in revenues in Company's internet activities. Management currently believes that the Company is in the position to continue to be profitable in fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003, the Company had a working capital deficit of $234,759 compared to a working capital deficit of $32,997 at September 30, 2002.

Net cash provided by operating activities in the nine months ended June 30, 2003 was $488,768 compared to net cash provided of $872,951 for the nine months ended June 30, 2002. The decrease in cash provided by operating activities was due to a decrease in net income.

The Company used $225,956 and $444,972 cash in investing activities and $502,497 and $246,689 cash in financing activities in the nine months ended June 30, 2003 and 2002, respectively.

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

PART  II          OTHER  INFORMATION

Item 6.   Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits

                         Exhibit 31.1 - Certification of Chief Executive Officer
and Chief Financial Officer of Rick's Cabaret International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit  32.1  --  Certification  of  Chief  Executive
Officer and Chief Financial Officer of Rick's Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

          (b)  Reports  on  Form  8-K

                         The  Company  filed  Form  8-K  relating to the sale of
Taurus Entertainment Companies, Inc. containing Item 2 - Acquisition and Disposition of Assets and Item 7 - Financial Statement and Exhibits on June 12, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          RICK'S CABARET INTERNATIONAL, INC.



Date:  August 18, 2003                    By:  /s/  Eric  S.  Langan
                                               ---------------------------------
                                          Eric  S.  Langan
                                          Chief Executive Officer and acting
                                          Chief Financial Officer