Form 10KSB
period 2003-09-30
RICKS CABARET INTERNATIONAL INC
filed 2003-12-29
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]  Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended September 30, 2003

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

     Check  whether  the  issuer:  (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended September 30, 2003 were $15,059,569.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at December 9, 2003, based upon the last reported sales prices on the NASDAQ SmallCap Market, was $6,512,260.

     As of December 9, 2003, there were approximately 3,700,148 shares of Common Stock outstanding (this amount excludes treasury shares).

                                TABLE OF CONTENTS


PART I                                                                     Page

Item 1.   Business                                                            1

Item 2.   Properties                                                          7

Item 3.   Legal Proceedings                                                   8

Item 4.   Submission of Matters to a Vote of Security Holders                11

PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                        11

Item 6.   Management's Discussion and Analysis or
          Plan of Operation                                                  14

Item 7.   Financial Statements                                               20

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                            20

Item 8A.  Controls and Procedures                                            20

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          The Exchange Act                                                   20

Item 10.  Executive Compensation                                             23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and
          Related Stockholder Matters                                        24

Item 12.  Certain Relationships and Related Transactions                     26

Item 13.  Exhibits and Reports on Form 8-K                                   26

                                     PART I

ITEM  1.     BUSINESS

INTRODUCTION

     Our name is Rick's Cabaret International, Inc. We currently own and operate seven adult nightclubs under the names "Rick's Cabaret" and "XTC" that offer live adult entertainment, restaurant and bar operations. Our nightclubs are in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adults only "couples" night club called "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle, and a sports bar under the name of "Hummers" in Houston. We also own or operate premiere adult entertainment Internet websites.

     Our online entertainment sites are xxxPassword.com, CouplesTouch.com, OthersTouch.com, and NaughtyBids.com. The site xxxPassword.com features adult content licensed through Voice Media, Inc. CouplesTouch.com is a personals site for those in the swinging lifestyle. OthersTouch.com is a personals site for gays, lesbians, and bisexuals. Naughtybids.com is our online adult auction site. It contains consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. There are typically approximately 10,000 active auctions at these sites at any given time. We charge the seller a fee for each successful auction. All of our sites use proprietary software platforms written by us to deliver the best experience to the user without being constrained to off-the-shelf software solutions.

     Our  website address is www.ricks.com. We make available free of charge our
                             -------------
Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934. Information contained in the website shall not be construed as part of this Form 10-KSB.

     References to us in this Form 10-KSB include our 100%-owned and 51%-owned subsidiaries.

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

     FEMALE ENTERTAINMENT. Our policy is to maintain high standards for both personal appearance and personality for the topless entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to talk with customers. We prefer that the performers we hire be experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

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

     CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and have engaged independent accountants to conduct an annual audit.

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

     Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as "Extra" and "Inside Edition", and we have provided entertainers for Pay-Per-View features as well. Business stories about Rick's Cabaret have appeared in The Wall Street Journal, Los Angeles Times, Houston Business Journal, and numerous other regional publications.

     NIGHTCLUB LOCATIONS. We have three Rick's Cabaret locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own three nightclubs in San Antonio, Austin, and Houston, Texas that operate under the name XTC. We also own a controlling interest in and operate an adults only "couples" night club in Houston called "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle, and a sport bar called "Hummers".

     On February 19, 2003, we acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport, Houston, Texas and will operate it as part of our popular XTC Cabaret group. Goodwill of $79,842 was recorded as a result of this acquisition.

     In April 2003, we organized RCI Ventures, Inc. to acquire Nocturnal Concepts, Inc., which operates as an addition to our XTC Cabaret group, called "XTC Galleria". As part of this transaction, we transferred our ownership of Tantric Enterprises, Inc. (our subsidiary that operates Encounters) to RCI Ventures, Inc. As a result of these transactions we own a 51% interest in RCI Ventures, Inc.

     In May 2003, we opened a sports bar called "Hummers", which is located next to Wild Horse Cabaret, in Houston, Texas.

     We sold our New Orleans nightclub in March 1999, but it continues to use our name under a licensing agreement. We continually explore expansion opportunities to open or acquire more nightclubs in strategically valuable locations in the United States.

     On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. ("Taurus"), whereby we acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus for which we received $270,000 in cash, with $140,000 payable at closing, $60,000 due on July 15, 2003 and $70,000 due on August 15, 2003. We have received the $60,000 payment and have restructured the remaining balance originally due August 15, 2003, to be payable on February 17, 2004 with interest due thereon at the rate of 18%.

BUSINESS  ACTIVITIES--INTERNET  ADULT  ENTERTAINMENT  WEB  SITES

     In 1999, we began adult Internet Web site operations. Our xxxPassword.com website features adult content licensed through Voice Media, Inc. We added CouplesTouch.com in year 2002 and OthersTouch.com in year 2003. CouplesTouch.com caters to those in the swinging lifestyle. It is essentially a dating site for couples. OthersTouch.com is a similar site catering to the gay, lesbian, and bisexual lifestyles. Our Internet traffic is generated through the purchase of traffic from third-party adult sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines. In addition, the bulk of our traffic now comes from search engines on which we don't pay for preferential listings. There are numerous adult entertainment sites on the Internet that we compete with.

     In May 2002, we purchased 700,000 shares of our own common stock from Voice Media, Inc. for an aggregate price of $918,700 (or $795,302 adjusted for imputed interest) that equals approximately $1.32 per share. That purchase price was below market value on the date of the purchase. Voice Media, Inc. presently owns none of our shares of common stock. These shares are presently held as treasury shares. We may cancel these shares at a later date. The control person of Voice Media, Inc. is Ron Levi, who was a director until June 2002. The terms of this transaction were the result of arms-length negotiations between us and Voice Media, Inc. We believe the transaction was favorable to us in view of the market value of our common stock and the payment terms, although no appraisal or fairness opinion was done. All management contracts previously signed relating to the management of xxxPassword.com will remain in effect. Pursuant to the transaction, the payment schedule is as follows:

     (a)  The amount of $229,675 due on January 10, 2003;
     (b)  The amount of $229,675 due on January 10, 2004;
     (c)  The amount of $229,675 due on January 10, 2005; and
     (d)  A final payment in the amount of $229,675 due on January 10, 2006.

BUSINESS  ACTIVITIES--INTERNET  ADULT  AUCTION  WEB  SITES

     Our adult auction site features erotica and other adult materials that are purchased in a bid-ask method. We charge the seller a fee for each successful auction. Where previously we operated 6 individual auctions sites, now we have combined these into one main site, NaughtyBids.com, to maximize our brand name recognition of this site. The site contains new and used adult oriented consumer initiated auctions for items such as adult videos, apparel, photo sets and adult paraphernalia. NaughtyBids has approximately 10,000 items for sale at any given time. NaughtyBids.com offers third party webmasters an opportunity to create residual income from web surfers through the NaughtyBids Affiliate Program, which pays third party webmasters a percentage of every closing auction sale in which the buyer originally came from the affiliate webmaster's site. There are numerous auction sites on the Internet that offer adult products and erotica.

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

     In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, the location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance" (the "Ordinance"), which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. See Item 3. "Legal Proceedings".

     In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret. We were a plaintiff in civil litigation against the defendant City of Minneapolis. On September 16, 2003, the suit was settled mainly on the basis that the City of Minneapolis will enact a late hours operation ordinance and allows qualifying liquor establishments, including us at our current location, to operate until 3:00 a.m. We believe that, in the long run, the restoration of late hours operation on a permanent basis is preferable to going forward with the litigation and in our best interest. See Item 3. "Legal Proceedings".

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

EMPLOYEES  AND  INDEPENDENT  CONTRACTORS

     As of September 30, 2003 we had approximately 680 employees of which 48 are in management positions, including corporate and administrative operation and approximately 632 of which are engaged in entertainment, food and beverage service, including bartenders and waitresses. None of our employees are represented by a union and we consider our employee relations to be good.

Additionally, we have independent contractor relationships with more than 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.

SHARE  REPURCHASES

     As of December 9, 2003 we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. We may use these shares to acquire assets in the future although we have no definitive arrangements at this time to acquire any assets.

ITEM  2.     PROPERTIES

     Our principal executive office is located at 505 North Belt, Houston, Texas 77060 in leased facilities consisting of a total of 3,680 square feet. We pay rent of approximately $3,284 per month for this space. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We own the three locations of Rick's Cabaret (two in Houston and one in Minneapolis) and the two locations of XTC (one in Austin and one in San Antonio). We lease the South Houston location, formerly known as the Chesapeake Bay Club. We own the location of our Encounters couples club in Houston. We lease XTC Wildhorse and Hummers locations.

     The Rick's Cabaret located on Bering Drive in Houston has aggregate 12,300 square feet of space. The balance as of September 30, 2003, that we owe on the mortgage is $331,364 and the interest rate is prime plus 1%. Currently, we pay $4,289 in monthly principal and interest payments. The last mortgage payment is due in 2004 with a balloon payment of $297,893.

     The Rick's Cabaret located on North Belt Drive in Houston has 12,000 square feet of space. This property is owned by us free and clear.

     The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September 30, 2003, that we owe on the mortgage is $2,198,734 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2018.

     The  XTC  nightclub in Austin has 8,600 square feet of space, which sits on
1.2 acres of land. The balance of the mortgage that we owe as of September 30, 2003 is $186,841 and the interest rate of 11%. Currently the monthly principal and interest payment is $9,822. The last payment is due in June 2005.

     We  own XTC nightclub in San Antonio, which has 7,800 square feet of space.

     Our Encounters club has 8,000 square feet of space. The balance of the mortgage as of September 30, 2003, that we owe is $43,097 and the interest rate is 7%. Currently, we pay $1,500 in monthly principal and interest payments. The last mortgage payment is due in 2004 with a balloon payment of $23,140.

     Our Citation Land LLC owns a 350-acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2003 that we owe on the Brazoria County ranch mortgage is $296,795 and the interest rate is 9%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in February 2006 with a balloon payment of $287,920.

     The balance as of September 30, 2003 that we owe on the Wise County raw land mortgage is $143,559 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026.

     We lease the property in Houston, Texas, where our Chesapeake Bay Cabaret is located. We acquired the operations of the Chesapeake Bay Club in May 2000. The lease term is for ten years, with an additional ten-year lease option thereafter. The initial lease terms are $12,000 monthly plus 4% of gross revenues that are in excess of $125,000 per month (excluding payments that we make to dancers), with the total monthly rent not to exceed $20,000 per month.

     We lease the property in Houston, Texas, where our XTC Wildhorse is located. The lease term is for five years, with an additional five-year lease option thereafter. The initial base rent is $4,845 monthly for year one and two, with an annual increase of $570 thereafter.

     We lease the property in Houston, Texas, where the Hummers is located. The lease term is for five years, with an additional five-year lease option thereafter. The initial base rent is $2,762.50 monthly for year one and two, with an annual increase of $325 thereafter.

     We lease the property in Houston, Texas, where our XTC Galleria is located. The lease term is for three years, with an additional three-year lease option thereafter. The monthly rent is $8,500.

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

     In November, 2003, a three judge panel from the Fifth Circuit Court of Appeals published their opinion which affirmed the Trial Court's ruling regarding lighting levels, customer and dancer separation distances and licensing of dancers and staff. The Court of Appeals, however, did not follow the Trial Court's ruling regarding the distance from which a club may be located from a church or school. The Court of Appeals held that a distance measurement of 1,500 feet would be upheld upon a showing by the City of Houston that its claims that there were alternative sites available for relocating the clubs could be substantiated. The case was remanded for trial on the issue of the alternative sites.

     There are other technical issues which could additionally bear upon the location of the clubs which were not decided at the trial level during the initial phase of the case. It is anticipated that these technical issues will be joined in the Trial Court after the appellate remedies have been exhausted. The City has not sought to modify any of the terms of the injunction against enforcement of any location provision of the ordinance while the appellate process continues. The parties have asked for a rehearing from the appellate panel and will ask that the case be heard and considered by the entire Fifth Circuit. If an unfavorable ruling is again issued by the Court of Appeal then the parties will request review by the United States Supreme Court. In the event that our court appeal is unsuccessful, such an outcome could have an adverse impact on us.

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

     The City of Minneapolis took no appeal from the temporary injunction, the appeal time has expired, and the injunction remains in full force and effect. Also included in the lawsuit was a claim for damages from having wrongfully been denied the right to conduct after-hours entertainment for over one year. In September 2000, the city moved for summary judgment, seeking dismissal of the suit in its entirety. That motion was denied, and the city appealed that denial to the Minnesota Court of Appeals. The Minnesota Court of Appeals dismissed the City of Minneapolis's appeal for lack of appellate jurisdiction. The City of Minneapolis has also repealed the ordinance that permits liquor establishments in the central business district to remain open from 1:00 a.m. to 3:00 a.m., for the purpose of conducting entertainment. Liquor establishments having such a license will be required to cease operating from 1:00 a.m. until 3:00 a.m. as of December 31, 2001. However, we remained open, not pursuant to a license, but pursuant to the temporary injunction, until 3 a.m. On September 16, 2003, the lawsuit was settled on the following basis:
     1. The City of Minneapolis will enact a late hours operation ordinance that complies with the First Amendment and allows qualifying liquor establishments, including us at our current location, to operate until 3:00 a.m. daily.
     2. Upon issuance of a license to us, the present lawsuit will be dismissed with prejudice, except that in the event the City would again repeal its late night hours license, we would retain the right to sue the City.

We believe that, in the long run, the restoration of late hours operation on a permanent basis is preferable to going forward with the litigation and in our best interest.

OTHER  LEGAL  MATTERS

     In April 2003, a suit was filed in the United States District Court for the Western District of Texas, San Antonio division, as a result of the City of having previously adopted a new ordinance, which, among other things, banned nude dancing. This suit asked the Court to declare the ordinance unconstitutional and enjoin the City from enforcing it. It is probable that we will proceed to trial if we elect to continue our present entertainment format.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We held our Annual Meeting of Shareholders on August 28, 2003. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom and Travis Reese were nominated and elected as Directors with the following vote results at the shareholder meeting:

                                For     Against  Abstain
                             ---------  -------  -------
          Eric S. Langan     2,399,183   16,585      -0-
          Robert L. Watters  2,399,183   16,585      -0-
          Steven L. Jenkins  2,399,183   16,585      -0-
          Alan Bergstrom     2,399,183   16,585      -0-
          Travis Reese       2,399,183   16,585      -0-

     At the Annual Meeting, the Shareholders ratified Whitley Penn as the Company's Independent Auditors, with the following vote results:

           2,398,978      VOTES  FOR  RATIFICATION
       -------------
              12,175      VOTES  AGAINST  RATIFICATION
       -------------
                 960      ABSTAIN
       -------------

     While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

           2,383,832      VOTES  FOR  OTHER  BUSINESS
       -------------
              26,423      VOTES  AGAINST  OTHER  BUSINESS
       -------------
               5,113      ABSTAIN
       -------------

   The meeting was adjourned when all matters of business had been discussed.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS

     Our common stock is quoted on the NASDAQ SmallCap Market under the symbol "RICK." The following table sets forth the quarterly high and low of sales prices per share for the common stock. Our fiscal year ended September 30, 2003.

COMMON  STOCK  PRICE  RANGE



                HIGH     LOW
Fiscal 2002
-----------

First Quarter.  $3.40  $2.61
Second Quarter  $3.15  $2.70
Third Quarter.  $2.99  $2.46
Fourth Quarter  $2.82  $2.01

Fiscal 2003
-----------

First Quarter.  $2.35  $2.00
Second Quarter  $2.48  $1.45
Third Quarter.  $1.65  $1.11
Fourth Quarter  $1.75  $1.25

     On December 9, 2003, the last sales price for the common stock as reported on the NASDAQ SmallCap Market was $1.76. On December 9, 2003, there were approximately 800 stockholders of record of the common stock.

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

     During 2002, we purchased 700,000 shares of our common stock from Voice Media, Inc. for $795,302 (adjusted for the imputed interest). Also, under the stock buy-back program approved in June 2001, we purchased 120,330 shares of our common stock at an average price of $2.55 per share, or an aggregate purchase price of $306,210. During 2003, we purchased 57,500 shares at an average price of $2.07 per share, or an aggregate purchase price of $118,649.

     On September 16, 2003, our board of directors authorized us to repurchase up to $500,000 worth of our common stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the quarter ended September 30, 2003, we had no sales of unregistered shares of our common stock.

EQUITY  COMPENSATION  PLAN  INFORMATION
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                         AND RIGHTS                  WARRANTS AND RIGHTS                 IN COLUMN (a))

    PLAN CATEGORY                           (a)                              (b)                              (c)
-----------------------------  ------------------------------  -------------------------------  --------------------------------
Equity compensation plans
approved by security holders                          423,000  $                          2.44                            77,000
-----------------------------  ------------------------------  -------------------------------  --------------------------------
Equity compensation plans not
approved by security holders                           75,000  $                          1.87                           225,000
-----------------------------  ------------------------------  -------------------------------  --------------------------------
TOTAL                                                 498,000  $                          2.35                           302,000
-----------------------------  ------------------------------  -------------------------------  --------------------------------

DIRECTOR  COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In September 2003, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $1.40 per share and expire in September 2008.

EMPLOYEE  STOCK  OPTION  PLANS

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted a stock option plans (the "Plans") for employees and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

     In 1995 we adopted the 1995 Stock Option Plan (the "1995 Plan"). A total of 300,000 shares may be granted and sold under the 1995 Plan. As of December 9, 2003 a total of 167,500 stock options had been granted under the 1995 Plan, 92,500 of which were not exercised and have expired and 75,000 of which are presently outstanding. None of the options granted under the 1995 Plan have been exercised. We do not plan to issue any additional options under the 1995 Plan.

     In August 1999 we adopted the 1999 Stock Option Plan (the "1999 Plan"). A total of 500,000 shares may be granted and sold under the 1999 Plan. As of September 30, 2003, 423,000 stock options are presently outstanding under the 1999 Plan, none of which have been exercised.

EMPLOYMENT  AGREEMENT

     We have a three-year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through January 1, 2004 and provides for an annual base salary of $260,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision. We have not established long-term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 125,000 shares at an exercise price of $1.87 per share, which vested in August 1999. We intend to enter into a new Employment Agreement with Mr. Langan at the end of the current term.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this annual report.

FORWARD  LOOKING  STATEMENT  AND  INFORMATION

     We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere in this Form 10-KSB, the following are important factors that in our view could cause material adverse affects on our financial condition and results of operations: the risks and uncertainties related to our future operational and financial results, the risks and uncertainties relating to our Internet operations, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

     We  operate  in  two  businesses  in  the  adult  entertainment  industry:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San
     Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market and a sport bar called the "Hummers" in Houston. No sexual contact is permitted at any of our locations.

2.   We  have  extensive  Internet  activities.

     a) We currently own three adult Internet membership Web sites at www.couplestouch.com, www.otherstouch.com, and www.xxxpassword.com. We
          --------------------  -------------------
          acquire  xxxpassword.com  site  content  from  wholesalers.

     b)   We  operate  an  online  auction  site  www.naughtybids.com. This site
                                                  -------------------
          provides our customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging fees for each transaction conducted on the automated site.

     Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and service. Our Internet revenues are derived from subscriptions to adult content Internet websites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities. Our fiscal year end is September 30.

     In fiscal 2002, we took a one time charge of $2,532,384 as a result of the cumulative effect of the change in accounting for goodwill. We performed our annual evaluation as of September 30, 2003. No impairment losses were identified as a result of this evaluation.

     Beginning in fiscal 2002 and continuing through fiscal 2003, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

Accounts  Receivable

     Accounts receivable trade is comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The accounts receivable other is comprised of employee advances and other miscellaneous receivables. We recognize allowances for doubtful accounts when, based on our judgment, circumstances indicate that accounts receivable will not be collected.

Inventories

     Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost or average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis or market.

Marketable  Securities

     Marketable securities at September 30, 2003 consist of common stock. As of September 30, 2003, we classify the Company's marketable securities as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Property  and  Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives between 31-40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and seven years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of operations of the respective period.

Goodwill

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. We adopted SFAS effective October 1, 2001.

Revenue  Recognition

     We recognize revenue at the point-of-sale upon receipt of cash, check, or credit card charge. This includes VIP Room Memberships, since the memberships are non-refundable and we have no significant obligation for future performance.

Advertising  and  Marketing

     Advertising and marketing expenses is primarily composed of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses.

Income  Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

     For the fiscal year ended September 30, 2003, we had consolidated total revenues of $15,059,569, compared to consolidated total revenues of $15,557,302 for the year ended September 30, 2002. This was a decrease of $497,733 or 3.20%. While we had an increase in total revenues in our existing and new nightclub operations of $561,902, the decrease in total revenues resulted from our Internet businesses was $1,059,635. Revenues from nightclub operations for same-location same-period increased by 2.30%, while revenues of Internet businesses for same-sites same-period decreased by 50.16%. The overall decrease was primarily due to the decrease in our Internet activities and the general decrease in revenues in the entertainment industry post September 11, 2001.

     Our net income before minority interest and cumulative effect of an accounting change for the year ended September 30, 2003 was $403,936 compared to $262,552 for the year ended September 30, 2002. The increase in net income was primarily due to the gain from the sales of our subsidiary Taurus Entertainment Companies, Inc. Our net income from operations for nightclub operations was $1,934,574 for the year ended September 30, 2003 compared with $2,121,642 for the year ended September 30, 2002. Our net income from operations for our Internet businesses was $36,421 for the year ended September 30, 2003 compared with $169,793 for the year ended September 30, 2002. Our net income for our nightclub operations for the same-location-same-period increased by 1.94%. Our net income for our Internet operations for the same-web-site-same-period decreased by 78.55%. We had a net loss of $2,271,180 for the year ended September 30, 2002 as a result of the cumulative effect of the change in the accounting for goodwill of $2,532,384.

     Our cost of goods sold for the year ended September 30, 2003 was 14.58% of total revenues compared to 19.09 % of related revenues for the year ended September 30, 2002. The decrease was due primarily to decrease in costs of our Internet activities. Our cost of goods sold for the nightclub operations for the year ended September 30, 2003 was 14.40% of our total revenues from club operations compared to 15.36% for the year ended September 30, 2002. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2003 was 17.41% compared to 43.08% of related revenues for the year ended September 30, 2002. We have implemented measures to reduce expenses in our Internet operations.

     Our payroll and related costs for the year ended September 30, 2003 were $5,393,708 compared to $5,143,549 for the year ended September 30, 2002. The increase was primarily due to the increase in payroll in opening new club and corporate activities. Our payroll for our nightclub operations for same-location-same-period increased by 1.15%. Our payroll for same-site-same-period Internet operations increased by 32.92%. We believe that our labor and management staff levels are at appropriate levels.

     Our other general and administrative expenses for the year ended September 30, 2003 were $7,112,974 compared to $6,819,634 for the year ended September 30, 2003. The increase was primarily due to the increase in taxes & permit, rent, insurance, utilities, and advertising & marketing expenses from opening new locations. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations increased by 6.91%, while the same expenses for same-site same-period for Internet operations decreased by 31.61%.

     Our interest expense for the year ended September 30, 2003 was $384,221 compared to $370,401 for the year ended September 30, 2002. The increase was primarily due to the increase in debt related to our purchase of 763,830 of our shares in a private transaction (these share are now treasury shares). However, we have decreased our long term debt to $4,026,335 as of September 30, 2003 compared to debt of $4,607,353 as of September 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2003, we had working capital of $52,305 compared to working capital deficit of $32,997 as of September 30, 2002. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2003, our cash and cash equivalents were $604,865 compared to $733,366 at September 30, 2002.

     Our net cash provided by operating activities in the year ended September 30, 2003 was $586,326 compared to $1,285,545 for the year ended September 30, 2002. The decrease in cash provided by operating activities was primarily due to the increase in net changes in operating assets and liabilities, and decrease in impairment of goodwill.

     Our depreciation for the year ended September 30, 2003 was $531,561 compared to $490,021 for the year ended September 30, 2002.

     In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, and profitability from operations and the level of long-term debt.

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

ITEM  8A.     CONTROLS  AND  PROCEDURES

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

Name                     Age                      Position
------------------------------------------------------------------------------

Eric S. Langan            35  Director, Chief Executive Officer, President and
                              Chief Financial Officer
Travis Reese              34  Director and V.P.-Director of Technology
Robert L. Watters         52  Director
Alan Bergstrom            57  Director
Steven Jenkins            47  Director

     Eric S. Langan has been our Director since 1998 and our President since March 1999. Mr. Langan is also our acting Chief Financial Officer. He has been involved in the adult entertainment business since 1989. Mr. Langan has also served as the President and Director of Taurus Entertainment Companies, Inc. since November 1997. Mr. Langan resigned as President of Taurus in June 2003 and as Director in September 2003. From January 1997 through the present, he has held the position of President of XTC Cabaret, Inc. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over more than a dozen adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.

     Robert L. Watters is our founder and has been our Director since 1986. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York State. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

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

     Travis Reese became our Director and V.P.-Director of Technology in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent's Hospital in Sante Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associates Degree in Aeronautical Science from Texas State Technical College.

     There is no family relationship between or among any of our directors and executive officers.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     We have no compensation committee and no nominating committee. Decisions concerning executive officer compensation for fiscal 2003 were made by the full Board of Directors. Eric S. Langan and Travis Reese are our only directors who are also our officers.

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

     All of our Audit Committee members are independent Directors. The Board of Directors elects the Members of our Audit Committee annually. The Members serve until their successors are duly elected and qualified. Unless our Audit Committee Chairperson is elected by the full Board, the Members of our Audit Committee designate a Chairperson by majority vote of the all Members. All Members are free from any relationship that could conflict with Member's independent judgment. All Members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities.

CERTAIN  SECURITIES  FILINGS

     Based on a review of the forms submitted to the Company during the fiscal year ended September 30, 2003, we believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

CODE  OF  ETHICS

     The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers which is attached hereto as Exhibit 14.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2003, 2002 and 2001 of certain executive officers.

                           SUMMARY COMPENSATION TABLE

             Annual  Compensation                                      Long  Term  Compensation
                                                             Awards          Payouts

                                          Other                  Securities
Name and                                  Annual    Restricted   Underlying             All Other
Principal                                Compen-       Stock      Options/      LTIP     Compen-
Position      Year    Salary    Bonus   sation (1)    Awards        SARs      Payouts    sation
                        ($)      ($)      ($)          ($)          (#)         ($)       ($)
--------------------------------------------------------------------------------------------------
Eric Langan
               2003  $ 260,000     -0-         -0-          -0-        5,000       -0-        -0-
               2002  $ 260,000     -0-         -0-          -0-          -0-       -0-        -0-
               2001  $ 239,600     -0-         -0-          -0-        5,000       -0-        -0-

Mr.  Langan  is our Chairman, a Director, Chief Executive Officer, President and Acting  Chief
Financial  Officer.

Travis Reese
               2003  $ 158,855     -0-         -0-          -0-        5,000       -0-        -0-
               2002  $ 137,500     -0-         -0-          -0-          -0-       -0-        -0-
               2001  $ 102,000     -0-         -0-          -0-        5,000       -0-        -0-

 Mr.  Reese  is  a  Director  and  V.P.-Director  of  Technology

__________________________________

(1) We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

              Number of         Percent of Total
              Securities        Options/SARs
              Underlying        Granted To
              Options/SARs      Employees In        Exercise of  Expiration
Name          Granted           Fiscal Year         Base Price   Date
              #                 %                   $/share
-----------------------------------------------------------------------------

Eric Langan   5,000 shares (1)                -0-%  $      1.40  9/10/2008

Travis Reese  5,000 shares (1)                -0-%  $      1.40  9/10/2008

___________________________________

(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2003

                      AGGREGATED  OPTION/SAR  EXERCISES  IN
               LAST  FISCAL  YEAR  AND  FY-END  OPTION/SAR  VALUES


                                     Number Of Unexercised
                                     Securities Underlying  Value of Unexercised
                                     Options/SARs           In-The-Money Options/
              Shares                 At FY-End              SARs At FY-End
              Acquired On  Value     Exercisable/           Exercisable/
Name          Exercise     Realized  Unexercisable          Unexercisable
              #            $         #                      $
---------------------------------------------------------------------------------

Eric Langan       -0- (1)       -0-        200,000/-0-      $1,750  /  $-0-

Travis Reese      -0- (1)       -0-         50,000/-0-      $1,750  /  $-0-

___________________________________

(1)     There  were  no  exercises  of  options  by these persons during the fiscal year ended
         September  30,  2003


DIRECTOR  COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In September 2003, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $1.40 per share and expire in September 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information at December 9, 2003, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and Address                       Number         Title        Percent
                                     of Shares      of Class     of Class (8)
-----------------------------------------------------------------------------

Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060                1,021,200(1)  Common Stock      27.6%


Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130           35,000(2)  Common Stock      0 .9%

Steven L. Jenkins
16815 Royal Crest Drive, Suite 160
Houston, Texas 77058                   20,000(3)  Common Stock       0.5%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060                   55,475(4)  Common Stock       1.5%

Alan Bergstrom
707 Rio Grande, Suite 200
Austin, Texas 78701                    35,000(2)  Common Stock       0.9%

E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060                    578,632   Common Stock      15.6%

Ralph McElroy
1211 Choquette
Austin, Texas, 78757                  817,147(5)  Common Stock      22.1%

William Friedrichs
16815 Royal Crest Dr., Suite 260
Houston, Texas 77058                  401,850(6)  Common Stock      10.9%

All of our Directors and
Officers as a
Group of five persons               1,166,675(7)  Common Stock      31.5%

_____________________________

(1) Mr. Langan has sole voting and investment power for 242,568 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 200,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 35,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 50,000 shares of common stock that are presently exercisable.

(5) Includes 66,545 shares of common stock that would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock that would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.


(6) Includes 170,000 shares owned by WMF Investments, Inc. Mr. Friedrichs is a control person of WMF Investments, Inc.

(7) Includes options to purchase up to 340,000 shares of common stock that are presently exercisable.

(8) These percentages exclude treasury shares in the calculation of percentage of class.

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

     In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $92,626 at September 30, 2003 and is included in other assets in our balance sheet.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     Exhibit  14  -  Code  of  Ethics.

     Exhibit  21  -  Subsidiaries  of  the  Registrant.

     Exhibit 31.1 - Certification of Chief Executive Officer of Rick's Cabaret International, Inc. Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

     Exhibit  31.2  -  Certification  of  Chief  Financial  Officer  of  Rick's
Cabaret  International,  Inc.  Corporation   required  by Rule 13a-14(1) or Rule
15d-14(a)  of  the Securities  Exchange  Act  of  1934,  as  adopted pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

     Exhibit 32.1 - Certification of Chief Executive Officer of Rick's Cabaret International, Inc. Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2 - Certification of Chief Financial Officer of Rick's Cabaret International, Inc. Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b)     Reports  on  Form  8-K.

          The Company filed Form 8-K relating to the sale of Taurus Entertainment Companies, Inc. containing Item 2 - Acquisition and Disposition of Assets and Item 7 - Financial Statement and Exhibits on June 12, 2003.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2003.


                                    Rick's  Cabaret  International,  Inc.

                                    /s/  Eric  S.  Langan
                                    ------------------------------------
                                    By:  Eric  S.  Langan
                                    Director,  Chief  Executive  Officer,
                                    President  and  Chief  Financial  Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                  Title                               Date

/s/  Eric  S.  Langan      Director, Chief Executive Officer,  December 29, 2003
-------------------------  President  and  Chief Financial
Eric  S.  Langan           Officer

/s/  Travis  Reese         Director and                        December 29, 2003
-------------------------  V.P.-Director  of  Technology
Travis  Reese


/s/  Robert  L.  Watters   Director                            December 29, 2003
-------------------------
Robert  L. Watters




/s/  Alan  Bergstrom       Director                            December 29, 2003
-------------------------
Alan  Bergstrom



/s/  Steven  Jenkins       Director                            December 29, 2003
-------------------------
Steven  Jenkins

                       RICK'S CABARET INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                TABLE OF CONTENTS



Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .   F-2

Audited Consolidated Financial Statements:

        Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .   F-3

        Consolidated Statements of Operations  . . . . . . . . . . . .   F-4

        Consolidated Statements of Changes in Stockholders' Equity  .    F-5

        Consolidated Statements of Cash Flows   . . . . . . . . . . .    F-6

        Notes to Consolidated Financial Statements  . . . . . . . . .    F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries, as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Whitley  Penn
Dallas,  Texas
November  21,  2003

                       RICK'S CABARET INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                          2003          2002
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $   604,865   $   733,366
  Accounts receivable:
    Trade                                                 45,319        35,749
    Other, net                                           213,886       190,888
  Marketable securities                                  135,000             -
  Inventories                                            230,451       210,802
  Prepaid expenses                                        83,647        63,897
                                                     ------------  ------------
Total current assets                                   1,313,168     1,234,702

Property and equipment, net                            8,777,057     9,122,253

Other assets:
  Goodwill                                             1,962,848     1,883,007
  Other                                                  202,439       197,358
                                                     ------------  ------------
                                                       2,165,287     2,080,365
                                                     ------------  ------------

Total assets                                         $12,255,512   $12,437,320
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   189,208   $   274,659
  Accrued liabilities                                    622,216       533,068
  Current portion of long-term debt                      449,439       459,972
                                                     ------------  ------------
Total current liabilities                              1,260,863     1,267,699

Long-term debt, less current portion                   3,576,896     4,147,381
                                                     ------------  ------------

Total liabilities                                      4,837,759     5,415,080

Commitments and contingencies                                  -             -

Minority interests                                        36,032        80,164

Stockholders' equity:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized, none outstanding                               -             -
  Common stock, $.01 par, 15,000,000 shares
    authorized, 4,608,678 shares issued at
    September 30, 2003 and 2002, respectively             46,087        46,087
  Additional paid-in capital                          11,273,149    11,273,149
  Accumulated other comprehensive income                 120,000             -
  Accumulated deficit                                 (2,763,735)   (3,202,029)
                                                     ------------  ------------
                                                       8,675,501     8,117,207
  Less 908,530 and 851,030 shares of stock held in
    treasury at cost in 2003 and 2002, respectively    1,293,780     1,175,131
                                                     ------------  ------------
Total stockholders' equity                             7,381,721     6,942,076
                                                     ------------  ------------

Total liabilities and stockholders' equity           $12,255,512   $12,437,320
                                                     ============  ============

                         RICK'S CABARET INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED SEPTEMBER 30,
                                                             2003          2002
                                                         ------------  ------------
Revenues
  Sales of alcoholic beverages                           $ 6,671,498   $ 6,380,914
  Sales of food and merchandise                            1,661,358     1,583,433
  Service revenues                                         5,333,889     5,210,950
  Internet revenues                                        1,053,188     2,112,823
  Other                                                      339,636       269,182
                                                         ------------  ------------
                                                          15,059,569    15,557,302

Operating expenses
  Cost of goods sold                                       2,194,940     2,970,139
  Salaries and wages                                       5,393,708     5,143,549
  Other general and administrative:
    Taxes and permits                                      2,074,067     1,978,360
    Charge card fees                                         254,953       261,952
    Rent                                                     336,592       219,209
    Legal and professional                                   714,250       665,677
    Advertising and marketing                                817,328       653,884
    Impairment of goodwill                                         -       325,776
    Other                                                  2,915,784     2,714,776
                                                         ------------  ------------
                                                          14,701,622    14,933,322
                                                         ------------  ------------

Income from operations                                       357,947       623,980

Other income (expense)
  Interest income                                             16,875        22,245
  Interest expense                                          (384,221)     (370,401)
  Gain (loss) on sale or disposition of assets               345,820       (14,037)
  Other                                                       67,515           765
                                                         ------------  ------------

Income before the following items:                           403,936       262,552

Minority interests                                            34,358        (1,348)
Cumulative effect of accounting change                             -    (2,532,384)
                                                         ------------  ------------

Net income (loss)                                        $   438,294   $(2,271,180)
                                                         ============  ============

Basic and diluted earnings (loss) per share:
  Income before cumulative effect of accounting change   $      0.12   $      0.06
                                                         ============  ============
  Net income (loss)                                      $      0.12   $     (0.54)
                                                         ============  ============

Weighted average number of common shares outstanding       3,729,167     4,241,483
                                                         ============  ============

                                          RICK'S CABARET INTERNATIONAL, INC.

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30, 2003

                                                                               ACCUMULATED                   TREASURY
                                                COMMON STOCK                      OTHER                       STOCK
                                             ------------------                                              ---------
                                              NUMBER               PAID-IN    COMPREHENSIVE    ACCUMULATED    NUMBER
                                             OF SHARES  AMOUNT     CAPITAL        INCOME         DEFICIT     OF SHARES
                                             ---------  -------  -----------  --------------  -------------  ---------
Balance at September 30, 2001                4,598,678  $45,987  $11,257,449  $            -  $   (930,849)     30,700

    Net loss                                         -        -            -               -    (2,271,180)          -
    Shares issued for cash                      10,000      100       15,700               -             -           -
    Purchases of treasury stock                      -        -            -               -             -     820,330
                                             ---------  -------  -----------  --------------  -------------  ---------

Balance at September 30, 2002                4,608,678   46,087   11,273,149               -    (3,202,029)    851,030

    Net income                                       -        -            -               -       438,294           -
    Change in available-for-sale securities          -        -            -         120,000             -           -

    Comprehensive income for year

    Purchases of treasury stock                      -        -            -               -             -      57,500
                                             ---------  -------  -----------  --------------  -------------  ---------

Balance at September 30, 2003                4,608,678  $46,087  $11,273,149  $      120,000  $ (2,763,735)    908,530
                                             =========  =======  ===========  ==============  =============  =========

                                              TREASURY
                                                STOCK          TOTAL
                                             ------------   STOCKHOLDERS'
                                                AMOUNT         EQUITY
                                             ------------  ---------------
Balance at September 30, 2001                $   (73,619)  $   10,298,968

    Net loss                                           -       (2,271,180)
    Shares issued for cash                             -           15,800
    Purchases of treasury stock               (1,101,512)      (1,101,512)
                                             ------------  ---------------

Balance at September 30, 2002                 (1,175,131)       6,942,076

    Net income                                         -          438,294
    Change in available-for-sale securities            -          120,000
                                                           ---------------
    Comprehensive income for year                                 558,294
                                                           ---------------
    Purchases of treasury stock                 (118,649)        (118,649)
                                             ------------  ---------------

Balance at September 30, 2003                $(1,293,780)  $    7,381,721
                                             ============  ===============

                              RICK'S CABARET INTERNATIONAL, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                        2003         2002
                                                                     ----------  ------------
OPERATING ACTIVITIES
  Net income (loss)                                                  $ 438,294   $(2,271,180)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation                                                     531,561       490,021
      Impairment of goodwill                                                 -       325,776
      Minority interests                                               (34,358)        1,348
      (Gain) loss on sale of subsidiary                               (342,251)            -
      (Gain) loss on sale or disposition of property and equipment      (3,569)        6,240
      Change in accounting principle                                         -     2,532,384
      Changes in operating assets and liabilities:
        Accounts receivable                                             37,432       153,015
        Inventories                                                    (19,649)      (14,502)
        Prepaid expenses and other assets                              (24,831)       17,580
        Accounts payable and accrued liabilities                         3,697        44,863
                                                                     ----------  ------------
Net cash provided by operating activities                              586,326     1,285,545

INVESTING ACTIVITIES
  Acquisitions                                                        (150,000)            -
  Proceeds from disposition of subsidiary                              180,000             -
  Purchases of property and equipment                                 (162,220)     (933,472)
  Proceeds from sale of property and equipment                          47,718         7,900
                                                                     ----------  ------------
Net cash used in operating activities                                  (84,502)     (925,572)

FINANCING ACTIVITIES
  Purchases of treasury stock                                         (118,649)     (156,211)
  Proceeds from long-term debt                                               -       150,000
  Payments on long-term debt                                          (511,676)     (325,024)
                                                                     ----------  ------------
Net cash used in financing activities                                 (630,325)     (331,235)
                                                                     ----------  ------------

Net increase (decrease) in cash and cash equivalents                  (128,501)       28,738
Cash and cash equivalents at beginning of year                         733,366       704,628
                                                                     ----------  ------------

Cash and cash equivalents at end of year                             $ 604,865   $   733,366
                                                                     ==========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest                             $ 374,270   $   370,401
                                                                     ==========  ============

  Cash paid during the year for income taxes                         $       -   $         -
                                                                     ==========  ============

NON-CASH TRANSACTIONS
     During the year ended September 30, 2003, the Company transferred a Company vehicle and the related note to an individual. The remaining note payable was $69,342 which approximated the fair value of the vehicle on the date of transfer.

     During the year ended September 30, 2002, the Company issued $945,301 in notes payable to two individuals to acquire 763,830 shares of treasury stock.

                       RICK'S CABARET INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002


A.   NATURE  OF  BUSINESS

Rick's Cabaret International, Inc. (the "Company") is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin and San Antonio, Texas, as well as Minneapolis, Minnesota. The Company also owns and operates several adult entertainment Internet websites. The Company's corporate headquarters is located in Houston, Texas.


B.   ACCOUNTING  POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

BASIS OF ACCOUNTING

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2003 and 2002, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003 and 2002, the uninsured portion of these deposits approximated $95,000 and $211,000, respectively. The Company has not incurred losses related to its cash on deposit with banks.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   ACCOUNTING  POLICIES  -  CONTINUED

ACCOUNTS  RECEIVABLE

Accounts receivable trade is comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company's accounts receivable other is comprised of employee advances and other miscellaneous receivables. The Company recognizes allowances for doubtful accounts when, based on management judgment, circumstances indicate that accounts receivable will not be collected. Accordingly, accounts receivables other are shown net of the allowance for doubtful accounts of approximately $0 and $7,300 as of September 30, 2003 and 2002, respectively.

MARKETABLE SECURITIES

Marketable securities at September 30, 2003 consist of common stock. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2003, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

INVENTORIES

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost or average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis or market.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives between 31-40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and seven years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of operations of the respective period.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   ACCOUNTING  POLICIES  -  CONTINUED

GOODWILL

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS effective October 1, 2001.

REVENUE RECOGNITION

The Company recognizes revenue at the point-of-sale upon receipt of cash, check, or credit card charge. This includes VIP Room Memberships, since the memberships are non-refundable and the Company has no significant obligation for future performance.

ADVERTISING AND MARKETING

Advertising and marketing expenses are primarily composed of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses.

INCOME TAXES

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of changes in stockholders' equity.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   ACCOUNTING  POLICIES  -  CONTINUED

EARNINGS  PER  COMMON  SHARE

The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are anti-dilutive, the accompanying presentation is only of basic earnings per share.

Stock options of 498,000 and 643,500 for the years ended September 30, 2003 and 2002, respectively, have been excluded from earnings per share due to the stock options being anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

STOCK OPTIONS

At September 30, 2003, the Company has stock options outstanding, which are described more fully in Note H. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board
("APB")  Opinion  No.  25, Accounting for Stock Issued to Employees, and related
Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   ACCOUNTING  POLICIES  -  CONTINUED

STOCK  OPTIONS  -  CONTINUED

The following presents pro forma net income (loss) and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                     YEAR ENDED SEPTEMBER 30,
                                                        2003         2002
                                                     ---------  ------------
      Net income (loss), as reported                 $438,294   $(2,271,180)
      Less total stock-based employee compensation
           expense determined under the fair value
           based method for all awards                (98,882)     (198,077)
                                                     ---------  ------------
      Pro forma net income (loss)                    $339,412   $(2,469,257)
                                                     =========  ============

      Earnings (loss) per share:
           Basic and diluted  - as reported          $   0.12   $     (0.54)
                                                     =========  ============

           Basic and diluted  - pro forma            $   0.09   $     (0.58)
                                                     =========  ============


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the accompanying balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the fourth quarter of 2003. Adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 was effective for the Company in the second quarter of 2003 for variable interest entities acquired before February 1, 2003. Adoption of Interpretation No. 46 did not have an impact on the Company's results of operations or financial condition.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   ACCOUNTING  POLICIES  -  CONTINUED

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.


C.   MARKETABLE  SECURITIES

The cost and fair value of available-for-sale marketable securities as of September 30, 2003 is as follows:

                                UNREALIZED    UNREALIZED     FAIR
2003                    COST       GAINS        LOSSES      VALUE
---------------------  -------  -----------  -----------  --------

Marketable securities  $15,000  $   120,000  $         -  $135,000
                       =======  ===========  ===========  ========


D.   PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following:

                                    SEPTEMBER 30,
                                  2003         2002
                               -----------  -----------
Buildings and land             $ 8,970,743  $ 8,981,741
Leasehold improvements             311,411      153,289
Furniture                          595,743      625,101
Equipment                        1,322,624    1,456,834
                               -----------  -----------
Total property and equipment    11,200,521   11,216,965
Less accumulated depreciation    2,423,464    2,094,712
                               -----------  -----------

Property and equipment, net    $ 8,777,057  $ 9,122,253
                               ===========  ===========


E.   GOODWILL

During  fiscal  2002  the  Company  adopted  SFAS  No.  142,  Goodwill and Other
Intangibles Assets, under which goodwill is no longer amortized, but instead tested for impairment at least annually. The Company's annual evaluation was performed as of September 30, 2003. No impairment losses were identified as a result of this evaluation.

                       RICK'S CABARET INTERNATIONAL, INC.

E.   GOODWILL  -  CONTINUED

The Company performed a transitional impairment test of its goodwill as of October 1, 2001 and determined there should be an impairment of goodwill recorded, relating to portions of the Company's goodwill. In accordance with SFAS No. 142, a write-off of approximately $2,532,000 has been accounted for as a change in accounting principle, increasing the Company's loss for the year ended September 30, 2002. Additionally, goodwill additions amounting to approximately $326,000 during the year ended September 30, 2002 were also written off during the year ended September 30, 2002. All of the Company's goodwill as of September 30, 2003 and 2002, related to the Company's club segment.


F.  LONG-TERM  DEBT

Long-term  debt  consisted  of  the  following:

                                                    SEPTEMBER 30,
                                                  2003         2002
                                              ------------  ----------
          Note payable at prime (as
              determined by the Wall Street
              Journal) plus 1%, matures
              December 2004                   * $  331,364  $  364,167
          Notes payable at 9%, matures
              February 2018                   *  2,198,734   2,270,095
          Notes payable at 12%, matures
              March 2026                      *    143,559     144,709
          Note payable at 9%, matures
              March 2006                      *    296,795     300,052
          Note payable at 10%, matures
              August 2010, unsecured               210,260     230,365
          Note payable with imputed interest
              at 7%, matures January 2006,
              unsecured                            602,739     795,301
          Note payable at 11%, matures June
              2005                            *    186,843     278,590
          Other notes payable ranging from
              7% to 10%, maturing
              September 2005                  *     56,041     224,074
                                              ------------  ----------
          Total debt                             4,026,335   4,607,353
          Less current portion                     449,439     459,972
                                              ------------  ----------

          Total long-term debt                  $3,576,896  $4,147,381
                                              ============  ==========

* Collateralized by real estate

                       RICK'S CABARET INTERNATIONAL, INC.

F.   LONG-TERM  DEBT  -  CONTINUED

Future  maturities  of  long-term  debt  consist  of  the  following:

          2004                                $  449,439
          2005                                   460,782
          2006                                   673,533
          2007                                   377,665
          2008                                   148,260
          Thereafter                           1,916,656
                                              ----------

          Total maturities of long-term debt  $4,026,335
                                              ==========


G.   INCOME  TAXES

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

                                            2003       2002
                                          --------  ----------
          Computed expected tax expense
               (benefit)                  $149,020  $(772,201)
          Deferred tax asset valuation
               allowance                  (149,020)   772,201
                                          --------  ----------
          Total income tax expense        $      -  $       -
                                          ========  ==========

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

                                                    2003        2002
                                                 ----------  ----------
          Deferred tax assets (liabilities):
               Goodwill                          $ 501,606   $ 739,130
               Property and equipment               51,179      23,565
               Net operating losses                223,097     158,896
                  Unrealized gain on marketable
                    securities                     (40,800)          -
                  Valuation allowance             (735,082)   (921,591)
                                                 ----------  ----------
                                                 $       -   $       -
                                                 ==========  ==========

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2003 and 2002 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2003, the Company had a net operating loss carryforwards of approximately $656,000, which expire in 2011 through 2018.

                       RICK'S CABARET INTERNATIONAL, INC.

H.   STOCK  OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") (collectively, "the Plans"). The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

Following  is  a  summary  of  options  for  the  years  ended  September  30:

                                               WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE
                                     2003        PRICE      2002      PRICE
                                  -------------------------------------------
Outstanding at beginning of year     643,500   $    2.40  604,500   $    2.39
Granted                               40,000        1.40   64,000        2.56
Expired                             (185,500)       2.33  (25,000)       2.52
Exercised                                  -           -        -           -
                                  -----------             --------
Outstanding at end of year           498,000        2.35  643,500        2.40
                                  ===========             ========
Exercisable at end of year           458,000   $    2.41  582,000   $    2.37
                                  ===========             ========
Weighted-average remaining
     contractual life             1.58 years
                                  ===========

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. See footnote B for related disclosures.

Under APB No. 25, no compensation expense is recorded when the exercise price of the Company's employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the years ended September 30, 2003 and 2002, no amounts were recorded to compensation expense related to stock options issued to employees.

                       RICK'S CABARET INTERNATIONAL, INC.

H.   STOCK  OPTIONS  -  CONTINUED

Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

                                                         2003
                                                      ----------
          Volatility                                        165%
          Weighted-average expected lives             3.0 years
          Expected dividend yield                             -
          Weighted-average risk free rates                  3.0%

The options granted in the year ended September 30, 2002 were granted near year-end, and just after year-end were cancelled. No proforma expense for these options was calculated as the impact was not deemed material.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


I.   COMMITMENT  AND  CONTINGENCIES

LEASES

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $301,000 and $219,000 for the years ended September 30, 2003 and 2002, respectively.

Future minimum annual lease obligations as of September 30, 2003 approximate the following:

          2004                                    $  364,000
          2005                                       348,000
          2006                                       315,000
          2007                                       252,000
          2008                                       170,000
          Thereafter                                 228,000
                                                  ----------

          Total future minimum lease obligations  $1,677,000
                                                  ==========

                       RICK'S CABARET INTERNATIONAL, INC.

I.   COMMITMENT  AND  CONTINGENCIES  -  CONTINUED

EMPLOYMENT  AGREEMENT  -  RELATED  PARTY

The Company has a three-year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through January 1, 2004 and provides for an annual base salary of $260,000. The Langan Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees.


J.   SEGMENT  INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult night clubs and adult entertainment websites ("Internet"). The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Total assets are those assets controlled by each reportable segment.

The following table sets forth certain information about each segment's financial information for the years ended September 30:

                                            2003             2002
                                        ------------     ------------
Business segment sales:
 Night clubs                            $14,006,381      $13,444,479
 Internet                                 1,053,188        2,112,823
                                        ------------     ------------

                                        $15,059,569      $15,557,302
                                        ============     ============

Business segment operating income:
 Night clubs                            $ 1,934,574      $ 2,121,642
 Internet                                    36,421          169,793
 General corporate                       (1,613,048)      (1,667,455)
                                        ------------     ------------

                                        $   357,947      $   623,980
                                        ============     ============

Business segment capital expenditures:
 Night clubs                            $   110,198      $   495,043
 Internet                                    35,310          357,500
 General corporate                           16,712           80,929
                                        ------------     ------------

                                        $   162,220      $   933,472
                                        ============     ============

                       RICK'S CABARET INTERNATIONAL, INC.

J.   SEGMENT INFORMATION - CONTINUED

                                            2003             2002
                                        ------------     ------------
Business segment depreciation:
 Night clubs                            $    420,312     $   385,944
 Internet                                     40,960          35,600
 General corporate                            70,289          68,477
                                        ------------     ------------

                                        $    531,561     $   490,021
                                        ============     ============

Business segment assets:
 Night clubs                            $ 10,452,764     $10,086,465
 Internet                                    143,365         200,456
 General corporate                         1,659,383       2,150,399
                                        ------------     ------------

                                        $ 12,255,512     $12,437,320
                                        ============     ============


K.   RELATED  PARTY  TRANSACTIONS

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $93,000 and $99,000 at September 30, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated balance sheet.


L.   EMPLOYEE  RETIREMENT  PLAN

The Company sponsors a Simple IRA plan (the "Plan"), which covers all of the Company's corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee's salary. Expenses related to this Plan approximated $24,000 and $27,000 for the years ended September 30, 2003 and 2002, respectively.


M.   ACQUISITIONS  AND  DISPOSITIONS

On February 19, 2003, the Company acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport, Houston, Texas and will operate it as part of the Company's popular XTC Cabaret group. The purchase price was $150,000 of which approximately $70,000 was allocated to property and equipment and $80,000 was allocated to goodwill.

                       RICK'S CABARET INTERNATIONAL, INC.

M.   ACQUISITIONS  AND  DISPOSITIONS  -  CONTINUED

On June 12, 2003, the Company entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. ("Taurus"), whereby the Company acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus of the 4,002,008 that the Company owned plus $20,000 in cash. The Company also executed an Indemnification and Transaction Fee Agreement with Taurus for which the Company received $270,000, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on August 15, 2003.
Subsequent to year-end then maturity of the $70,000 was extended to February 17, 2004 at a rate of 18%, and is included in other accounts receivable in the accompanying balance sheets.