Form 10QSB
period 2003-12-31
RICKS CABARET INTERNATIONAL INC
filed 2004-02-17
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934;
     For the quarterly period ended:  December 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On February 6, 2004, there were 3,700,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------

PART I       FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2003 (unaudited)
         and September 30, 2003 (audited). . . . . . . . . . . . . . . . . .   1

         Consolidated Statements of Operations for the three months
         ended December 31, 2003 and 2002 (unaudited). . . . . . . . . . . .   3

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2003 and 2002 (unaudited). . . . . . . . . . . .   4

         Notes to Consolidated Financial Statements. . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .  10



PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   11

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.


               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                12/31/03      9/30/03
                                              (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash                                        $   649,961   $   604,865
  Accounts receivable
     Trade                                         57,066        45,319
      Other, net                                  185,872       213,886
  Marketable securities                           287,500       135,000
  Inventories                                     237,866       230,451
  Other current assets                            194,596       106,332
                                              ------------  ------------
    Total current assets                        1,612,861     1,335,853
                                              ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    9,131,870     9,131,870
  Furniture and equipment                       2,120,266     2,068,648
                                              ------------  ------------
                                               11,252,136    11,200,518

  Accumulated depreciation                     (2,549,117)   (2,423,461)
                                              ------------  ------------
     Total property and equipment, net          8,703,019     8,777,057
                                              ------------  ------------

OTHER ASSETS
  Goodwill                                      1,962,848     1,962,848
  Notes receivable                                176,718       179,754
                                              ------------  ------------
    Total other assets                          2,139,566     2,142,602
                                              ------------  ------------
    Total assets                              $12,455,446   $12,255,512
                                              ============  ============

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            12/31/03      9/30/03
                                                          (UNAUDITED)    (AUDITED)

CURRENT LIABILITIES
  Accounts payable - trade                                $   171,377   $   189,208
  Accrued liabilities                                         532,905       622,216
  Current portion of long-term debt                           449,347       449,439
                                                          ------------  ------------
    Total current liabilities                               1,153,629     1,260,863

LONG TERM DEBT, LESS CURRENT PORTION

  Long-term debt less current portion                       3,501,832     3,576,896
                                                          ------------  ------------
   Total liabilities                                        4,655,461     4,837,759
                                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                             26,505        36,032

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
     authorized; none outstanding                                 ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,608,678 shares issued at December 31,
    2003 and September 30, 2003                                46,087        46,087
  Additional paid-in capital                               11,273,149    11,273,149
  Accumulated other comprehensive income                      272,500       120,000
  Accumulated deficit                                      (2,524,476)   (2,763,735)
  Less: 908,530 shares of stock held in treasury at cost
     at December 31, 2003 and September 30, 2003           (1,293,780)   (1,293,780)
                                                          ------------  ------------
    Total stockholders' equity                              7,773,480     7,381,721
                                                          ------------  ------------

    Total liabilities and stockholders' equity            $12,455,446   $12,255,512
                                                          ============  ============

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                2003          2002
                                             (UNAUDITED)   (UNAUDITED)
Revenues
  Sales of alcoholic beverages               $1,847,921   $ 1,628,807
  Sales of food and non-alcoholic beverages     278,531       282,155
  Service revenues                            1,348,863     1,317,792
  Internet revenues                             200,745       331,488
  Other                                         175,973       169,144
                                             -----------  ------------
                                              3,852,033     3,729,386
                                             -----------  ------------
Operating expenses
  Cost of goods sold                            508,869       565,355
  Salaries and wages                          1,287,987     1,343,469
  Other general and administrative
      Taxes and permits                         532,282       482,212
      Charge card fees                           65,897        61,071
      Rent                                      119,279        55,655
      Legal and professional                    135,856       206,532
      Advertising and marketing                 184,506       178,337
      Depreciation                              125,658       129,677
      Other                                     584,207       520,460
                                             -----------  ------------
                                              3,544,541     3,542,768
                                             -----------  ------------
Income from operations                          307,492       186,618

  Interest income                                 5,755         3,444
  Interest expense                              (86,165)      (97,820)
  Minority interests                              9,526         2,432
  Other                                           2,648           ---
                                             -----------  ------------
Net income                                   $  239,256   $    94,674
                                             ===========  ============
Basic and diluted earnings per share:
  Net income                                 $     0.06   $      0.03
                                             ===========  ============
Weighted average number of common
  shares outstanding                          3,700,148     3,758,515
                                             ===========  ============

Comprehensive income for the three months ended December 31, 2003 and 2002 were $391,756 and $94,674, respectively. This includes the changes in available-for-sale securities and net income.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                           2003          2002
                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $   239,256   $    94,674
     Adjustments to reconcile net income to
     cash provided by operating activities:
          Depreciation                                     125,658       129,677
          Minority interests                                (9,526)       (2,432)
          Changes in operating assets and liabilities     (186,554)       96,419
                                                       ------------  ------------
    Cash provided by operating activities                  168,834       318,338
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                    (51,618)      (62,440)
    Decrease in notes receivable                             3,036         5,843
                                                       ------------  ------------
    Cash used in investing activities                      (48,582)      (56,597)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                ---       (62,540)
    Payments on long-term debt                             (75,156)      (57,367)
                                                       ------------  ------------
    Cash used in financing activities                      (75,156)     (119,907)
                                                       ------------  ------------
NET INCREASE IN CASH                                        45,096       141,834

CASH AT BEGINNING OF PERIOD                                604,865       733,366
                                                       ------------  ------------
CASH AT END OF PERIOD                                  $   649,961   $   875,200
                                                       ============  ============
CASH PAID DURING PERIOD FOR:
    Interest                                           $    86,165   $    97,820
                                                       ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

2.   STOCK  OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation. The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                        2003                2002
                                                    (Unaudited)          (Unaudited)
  Net income, as reported                       $         239,256   $          94,674
  Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                             (11,943)                ---
                                                ------------------  -----------------
  Pro forma net income                          $         227,313   $          94,674
                                                ==================  =================
  Earnings per share:
     Basic and diluted - as reported            $            0.06   $            0.03
                                                ==================  =================
     Basic and diluted - pro forma              $            0.06   $            0.03
                                                ==================  =================

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.   COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and gains on available-for-sale marketable securities.

5.   SEGMENT  INFORMATION

Below  is  the  financial  information  related  to  the  Company's  segments:

                      THREE MONTHS ENDED DECEMBER 31,
                            2003             2002
                        (Unaudited)      (Unaudited)
REVENUES
  Club operations     $    3,651,288   $   3,397,898
  Internet websites          200,745         331,488
                      ---------------  --------------
                      $    3,852,033   $   3,729,386
                      ===============  ==============

NET INCOME
  Club operations     $      577,227   $     528,637
  Internet websites            3,881          25,756
  Corporate expenses        (341,852)       (459,719)
                      ---------------  --------------
                      $      239,256   $      94,674
                      ===============  ==============

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

GENERAL

Our Company presently conducts its business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market and a sports bar called the "Hummers" in Houston. No sexual contact is permitted at any of our locations.

2.   We  have  extensive  internet  activities.

     a) We currently own two adult internet membership websites at www.couplestouch.com and www.xxxpassword.com. We acquire our website
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

For the three months ended December 31, 2003, the Company had consolidated total revenues of $3,852,033 compared to consolidated total revenues of $3,729,386 for the three months ended December 31, 2002, or an increase of $122,647. The increase in total revenues was primarily due to the increase in revenues generated by the Company's club businesses in the amount of $253,390, offset by a decrease of $130,743 by the Company's internet business. Total revenues for same-location-same-period of club operations increased to $3,535,460 for the three months ended December 31, 2003 from $3,397,486 for same period ended
December  31,  2002,  or  by  4.07%.

The cost of goods sold for the three months ended December 31, 2003 was 13.21% of total revenues compared to 15.15% for the three months ended December 31, 2002. The decrease was due primarily to the reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended December 31, 2003 was 13.39% compared to 14.43% for the three months ended December 31, 2002. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended December 31, 2003 was 10.09% compared to 22.73% for the three months ended December 31, 2002. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2003 was 13.51%, compared to 14.43% for the same period ended December 31, 2002.

Payroll and related costs for the three months ended December 31, 2003 were $1,287,987 compared to $1,343,469 for the three months ended December 31, 2002. Payroll for same-location-same-period of club operations decreased to $1,040,408 for the three months ended December 31, 2003 from $1,091,343 for the same period ended December 31, 2002. Management has implemented labor cost reduction and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended December 31, 2003 were $1,747,685 compared to $1,633,944 for the three months ended December 31, 2002. The increase was due primarily to an increase in taxes related to the increase in revenues, direct operating expenses, rents, utilities, marketing and promotional expenses, and insurance from opening new locations.

Interest expense for the three months ended December 31, 2003 was $86,165 compared to $97,820 for the three months ended December 31, 2002.

Net income for the three months ended December 31, 2003 was $239,256 compared to a net income of $94,674 for the three months ended December 31, 2002. The increase in net income was primarily due to the increase in the Company's club business and reductions in corporate overhead. Net income for same-location-same-period of club operations increased to $631,881 for the three months ended December 31, 2003 from $528,637 for same period ended December 31, 2002, or by 19.53%.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, the Company had a working capital of $459,232 compared to a working capital of $74,990 at September 30, 2003. The increase in working capital was primarily due to an increase in cash, marketable securities, and other current assets and a decrease in accounts payable and accrued liabilities. The value of available-for-sale marketable securities increased by $152,500.

Net cash provided by operating activities in the three months ended December 31, 2003 was $168,834 compared to net cash provided of $318,338 for the three months ended December 31, 2002. The decrease in cash provided by operating activities was primarily due to an increase in other current assets and a decrease in accounts payable and accrued liabilities.

The Company used $48,582 and $56,597 of cash in investing activities and $75,156 and $119,907 of cash in financing activities during the three months ended December 31, 2003 and 2002, respectively.

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

Item 3.   Controls and Procedures.

As of the end of the period of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                      RICK'S CABARET INTERNATIONAL, INC.



Date: February 17, 2004               By: /s/ Eric S. Langan
                                          -----------------------
                                      Eric S. Langan
                                      Chief Executive Officer and acting
                                      Chief Financial Officer