Form 10KSB/A
period 2003-09-30
RICKS CABARET INTERNATIONAL INC
filed 2004-05-07
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                           Form 10-KSB/Amendment No. 1


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

     Rick's Cabaret International, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-KSB for the year ended September 30, 2003 that was originally filed with the Securities and Exchange Commission ("SEC") on December 29, 2003 (the "Original 10-KSB") to (i) separately reflect depreciation expense on the face of the statements of operations (ii) clarify our revenue recognition policies disclosure included in the notes to the financial statements and (iii) clarify and provide more detail related to our acquisitions and dispositions footnote included in the notes to our financial statements. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB. This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.


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

                HIGH    LOW

Fiscal 2002
-----------

First Quarter   $3.40  $2.61
Second Quarter  $3.15  $2.70
Third Quarter   $2.99  $2.46
Fourth Quarter  $2.82  $2.01

Fiscal 2003
-----------

First Quarter   $2.35  $2.00
Second Quarter  $2.48  $1.45
Third Quarter   $1.65  $1.11
Fourth Quarter  $1.75  $1.25

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

EQUITY COMPENSATION PLAN INFORMATION

===============================================================================================================================
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                         AND RIGHTS                  WARRANTS AND RIGHTS                 IN COLUMN (a))

      PLAN CATEGORY                         (a)                              (b)                              (c)
===============================================================================================================================
Equity compensation plans
approved by security holders              423,000                           $  2.44                          77,000
===============================================================================================================================
Equity compensation plans not
approved by security holders               75,000                           $  1.87                         225,000
===============================================================================================================================
          TOTAL                           498,000                           $  2.35                         302,000
===============================================================================================================================

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

--------------------------------------------------------------------------------

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

                                                 SUMMARY COMPENSATION TABLE

                                                              Annual Compensation                           Long Term Compensation
                                                                                                  Awards            Payouts

                                                                                    Other             Securities
Nameand                                                                             Annual  Restricted Underlying        All Other
Principal                                                                           Compen-    Stock   Options/   LTIP     Compen-
Position                                        Year       Salary        Bonus     sation(1)   Awards    SARs    Payouts   sation
                                                            ($)           ($)         ($)       ($)       (#)      ($)       ($)

----------------------------------------------------------------------------------------------------------------------------------

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
Mr. Reese is a Director and V.P.-Director of Technology
-------------------------------

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

--------------------------------------------------------------------------------

Eric Langan   5,000 shares (1)          -0-%         $   1.40         9/10/2008

Travis Reese  5,000 shares (1)          -0-%         $   1.40         9/10/2008

----------------------------
(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2003

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
Name               Exercise    Realized       Unexercisable          Unexercisable
                      #            $                #                      $

--------------------------------------------------------------------------------------

Eric Langan          -0- (1)      -0-           200,000 / -0-         $ 1,750 / $-0-

Travis Reese         -0- (1)      -0-            50,000 / -0-         $ 1,750 / $-0-
-------------------------------

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

Name and Address                        Number          Title      Percent
                                        of Shares       of Class   of Class (8)
--------------------------------------------------------------------------------

Eric S. Langan
505 North Belt, Suite 630
Houston, Texas 77060                1,021,200  (1)  Common Stock      27.6%


Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130           35,000  (2)  Common Stock      0 .9%

Steven L. Jenkins
16815 Royal Crest Drive, Suite 160
Houston, Texas 77058                   20,000  (3)  Common Stock       0.5%

Travis Reese
505 North Belt, Suite 630
Houston, Texas 77060                   55,475  (4)  Common Stock       1.5%

Alan Bergstrom
707 Rio Grande, Suite 200
Austin, Texas 78701                    35,000  (2)  Common Stock       0.9%

E. S. Langan. L.P.
505 North Belt, Suite 630
Houston, Texas 77060                  578,632       Common Stock      15.6%

Ralph McElroy
1211 Choquette
Austin, Texas, 78757                  817,147  (5)  Common Stock      22.1%

William Friedrichs
16815 Royal Crest Dr., Suite 260
Houston, Texas 77058                  401,850  (6)  Common Stock      10.9%


All of our Directors and
Officers as a
Group of five persons               1,166,675  (7)  Common Stock      31.5%
----------------------------------

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

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2004.


                       Rick's Cabaret International, Inc.

                       /s/ Eric S. Langan
                       -------------------------------------
                       By:  Eric S. Langan
                       Director, Chief Executive Officer,
                       President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature              Title                                  Date

/s/ Eric S. Langan
---------------------
Eric S. Langan         Director, Chief Executive Officer,     May 4, 2004
                       President and Chief Financial Officer


/s/ Travis Reese
---------------------
Travis Reese           Director and                           May 4, 2004
                       V.P.-Director of Technology


/s/ Robert L. Watters
---------------------
Robert L. Watters      Director                               May 4, 2004


/s/ Alan Bergstrom
---------------------
Alan Bergstrom         Director                               May 4, 2004


/s/ Steven Jenkins
---------------------
Steven Jenkins         Director                               May 4, 2004

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

     Consolidated Statements of Changes in Stockholders' Equity. .  F-5

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


Whitley  Penn
Dallas,  Texas
November  21,  2003

                       RICK'S CABARET INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                         2003          2002
                                                     ============  ============
Assets
Current assets:
  Cash and cash equivalents                          $   604,865   $   733,366
  Accounts receivable:
    Trade                                                 45,319        35,749
    Other, net                                           213,886       190,888
  Marketable securities                                  135,000             -
  Inventories                                            230,451       210,802
  Prepaid expenses                                        83,647        63,897
                                                     ------------  ------------
Total current assets                                   1,313,168     1,234,702

Property and equipment, net                            8,777,057     9,122,253

Other assets:
  Goodwill                                             1,962,848     1,883,007
  Other                                                  202,439       197,358
                                                     ------------  ------------
                                                       2,165,287     2,080,365
                                                     ------------  ------------

Total assets                                         $12,255,512   $12,437,320
                                                     ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                   $   189,208   $   274,659
  Accrued liabilities                                    622,216       533,068
  Current portion of long-term debt                      449,439       459,972
                                                     ------------  ------------
Total current liabilities                              1,260,863     1,267,699

Long-term debt, less current portion                   3,576,896     4,147,381
                                                     ------------  ------------

Total liabilities                                      4,837,759     5,415,080

Commitments and contingencies                                  -             -

Minority interests                                        36,032        80,164

Stockholders' equity:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized, none outstanding                               -             -
  Common stock, $.01 par, 15,000,000 shares
    authorized, 4,608,678 shares issued at
    September 30, 2003 and 2002, respectively             46,087        46,087
  Additional paid-in capital                          11,273,149    11,273,149
  Accumulated other comprehensive income                 120,000             -
  Accumulated deficit                                 (2,763,735)   (3,202,029)
                                                     ------------  ------------
                                                       8,675,501     8,117,207
  Less 908,530 and 851,030 shares of stock held in
    treasury at cost in 2003 and 2002, respectively    1,293,780     1,175,131
                                                     ------------  ------------
Total stockholders' equity                             7,381,721     6,942,076
                                                     ------------  ------------

Total liabilities and stockholders' equity           $12,255,512   $12,437,320
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                           RICK'S CABARET INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended September 30,
                                                             2003           2002
                                                         ============  ===============
Revenues
  Sales of alcoholic beverages                           $ 6,671,498   $    6,380,914
  Sales of food and merchandise                            1,661,358        1,583,433
  Service revenues                                         5,333,889        5,210,950
  Internet revenues                                        1,053,188        2,112,823
  Other                                                      339,636          269,182
                                                         ------------  ---------------
                                                          15,059,569       15,557,302

Operating expenses
  Cost of goods sold                                       2,194,940        2,970,139
  Salaries and wages                                       5,393,708        5,143,549
  Other general and administrative:
    Taxes and permits                                      2,074,067        1,978,360
    Charge card fees                                         254,953          261,952
    Rent                                                     336,592          219,209
    Legal and professional                                   714,250          665,677
    Advertising and marketing                                817,328          653,884
    Impairment of goodwill                                         -          325,776
    Depreciation                                             531,561          490,021
    Other                                                  2,384,223        2,224,755
                                                         ------------  ---------------
                                                          14,701,622       14,933,322
                                                         ------------  ---------------

Income from operations                                       357,947          623,980

Other income (expense)
  Interest income                                             16,875           22,245
  Interest expense                                          (384,221)        (370,401)
  Gain (loss) on sale or disposition of assets               345,820          (14,037)
  Other                                                       67,515              765
                                                         ------------  ---------------

Income before the following items:                           403,936          262,552

Minority interests                                            34,358           (1,348)
Cumulative effect of accounting change                             -       (2,532,384)
                                                         ------------  ---------------

Net income (loss)                                        $   438,294   $   (2,271,180)
                                                         ============  ===============

Basic and diluted earnings (loss) per share:
  Income before cumulative effect of accounting change   $      0.12   $         0.06
                                                         ============  ===============
  Net income (loss)                                      $      0.12   $        (0.54)
                                                         ============  ===============

Weighted average number of common shares outstanding       3,729,167        4,241,483
                                                         ============  ===============

                                               RICK'S CABARET INTERNATIONAL, INC.

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       SEPTEMBER 30, 2003


                               Common Stock                  Accumulated                     Treasury Stock
                            ------------------                 Other                      -----------------------
                                                               Compre-                                                  Total
                             Number               Paid-In      hensive      Accumulated     Number                   Stockholders'
                            of Shares  Amount     Capital       Income        Deficit     of Shares     Amount         Equity
                            ---------  -------  -----------  ------------  -------------  ---------  ------------  ---------------
Balance at September 30,
2001                        4,598,678  $45,987  $11,257,449  $          -  $   (930,849)     30,700  $   (73,619)  $   10,298,968

  Net loss                          -        -            -             -    (2,271,180)          -            -       (2,271,180)
  Shares issued for cash       10,000      100       15,700             -             -           -            -           15,800
  Purchases of treasury
  stock                             -        -            -             -             -     820,330   (1,101,512)      (1,101,512)
                            ---------  -------  -----------  ------------  -------------  ---------  ------------  ---------------

Balance at September 30,
2002                        4,608,678   46,087   11,273,149             -    (3,202,029)    851,030   (1,175,131)       6,942,076

  Net income                        -        -            -             -       438,294           -            -          438,294
  Change in available-for-
  sale securities                   -        -            -       120,000             -           -            -          120,000
  Comprehensive income for
  year                                                                                                                    558,294
  Purchases of treasury
  stock                             -        -            -             -             -      57,500     (118,649)        (118,649)
                            ---------  -------  -----------  ------------  -------------  ---------  ------------  ---------------

Balance at September 30,
2003                        4,608,678  $46,087  $11,273,149  $    120,000  $ (2,763,735)    908,530  $(1,293,780)  $    7,381,721
                            =========  =======  ===========  ============  =============  =========  ============  ===============

                               RICK'S CABARET INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended    September 30,
                                                                       2003           2002
                                                                   ------------  ---------------
Operating Activities
  Net income (loss)                                                $   438,294   $   (2,271,180)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                                       531,561          490,021
    Impairment of goodwill                                                   -          325,776
    Minority interests                                                 (34,358)           1,348
    (Gain) loss on sale of subsidiary                                 (342,251)               -
    (Gain) loss on sale or disposition of property and equipment        (3,569)           6,240
    Change in accounting principle                                           -        2,532,384
    Changes in operating assets and liabilities:
      Accounts receivable                                               37,432          153,015
      Inventories                                                      (19,649)         (14,502)
      Prepaid expenses and other assets                                (24,831)          17,580
      Accounts payable and accrued liabilities                           3,697           44,863
                                                                   ------------  ---------------
Net cash provided by operating activities                              586,326        1,285,545

Investing Activities
  Acquisitions                                                        (150,000)               -
  Proceeds from disposition of subsidiary                              180,000                -
  Purchases of property and equipment                                 (162,220)        (933,472)
  Proceeds from sale of property and equipment                          47,718            7,900
                                                                   ------------  ---------------
Net cash used in operating activities                                  (84,502)        (925,572)

Financing Activities
  Purchases of treasury stock                                         (118,649)        (156,211)
  Proceeds from long-term debt                                               -          150,000
  Payments on long-term debt                                          (511,676)        (325,024)
                                                                   ------------  ---------------
Net cash used in financing activities                                 (630,325)        (331,235)
                                                                   ------------  ---------------

Net increase (decrease) in cash and cash equivalents                  (128,501)          28,738
Cash and cash equivalents at beginning of year                         733,366          704,628
                                                                   ------------  ---------------

Cash and cash equivalents at end of year                           $   604,865   $      733,366
                                                                   ============  ===============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for interest                           $   374,270   $      370,401
                                                                   ============  ===============

  Cash paid during the year for income taxes                       $         -   $            -
                                                                   ============  ===============

Non-cash Transactions

     During the year ended September 30, 2003, the Company transferred a Company vehicle and the related note to an individual.The remaining note payable was $69,342 which approximated the fair value of the vehicle on the date of transfer.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise and services at the point-of-sale upon receipt of cash, check, or credit card charge. This includes daily, annual and lifetime VIP memberships.

Under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, membership revenue should be deferred and recognized over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management's knowledge of its client base and membership usage at the clubs.

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income (loss) recognized would have been a decrease of approximately $19,000 and $31,000 for the years ended September 30, 2003 and 2002, respectively. This would have also resulted in a deferred revenue balance of approximately $60,000 and $40,000 for the years ended September 30, 2003 and 2002, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements.

The Company recognizes Internet revenue from monthly subscriptions to its online entertainment sites when notification of a new subscription is received from the third party hosting company or from the credit card company, usually two to three days after the transaction has occurred. The Company recognizes Internet auction revenue when payment is received from the credit card as revenues are not deemed estimable nor collection deemed probable prior to that point.

ADVERTISING AND MARKETING

Advertising and marketing expenses are primarily composed of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses.

                       RICK'S CABARET INTERNATIONAL, INC.

B.     ACCOUNTING  POLICIES  -  CONTINUED

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

                       RICK'S CABARET INTERNATIONAL, INC.

B.     ACCOUNTING  POLICIES  -  CONTINUED

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

The following presents pro forma net income (loss) and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                              YEAR ENDED SEPTEMBER 30,
                                                 2003         2002
                                              ----------  ------------

Net income (loss), as reported                 $438,294   $(2,271,180)
Less total stock-based employee compensation
     expense determined under the fair value
     based method for all awards                (98,882)     (198,077)
                                               ---------  ------------
Pro forma net income (loss)                    $339,412   $(2,469,257)
                                               =========  ============

Earnings (loss) per share:
     Basic and diluted  - as reported          $   0.12   $     (0.54)
                                               ---------  ------------

     Basic and diluted  - pro forma            $   0.09   $     (0.58)
                                               ---------  ------------

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

                       RICK'S CABARET INTERNATIONAL, INC.

B.     ACCOUNTING  POLICIES  -  CONTINUED

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


C.     MARKETABLE  SECURITIES

The cost and fair value of available-for-sale marketable securities as of September 30, 2003 is as follows:

                                UNREALIZED   UNREALIZED     FAIR
        2003            COST       GAINS       LOSSES      VALUE
=====================  =======  ===========  ===========  ========

Marketable securities  $15,000  $   120,000  $         -  $135,000
=====================  =======  ===========  ===========  ========


D.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following:

                                    SEPTEMBER 30,
                                  2003         2002
                               ===========  ===========

Buildings and land             $ 8,970,743  $ 8,981,741
Leasehold improvements             311,411      153,289
Furniture                          595,743      625,101
Equipment                        1,322,624    1,456,834
Total property and equipment    11,200,521   11,216,965
                               -----------  -----------
Less accumulated depreciation    2,423,464    2,094,712

Property and equipment, net    $ 8,777,057  $ 9,122,253


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


F.     LONG-TERM  DEBT

Long-term  debt  consisted  of  the  following:

                                          SEPTEMBER 30,
                                       2003         2002
                                    ===========  ==========

Note payable at prime (as
    determined by the Wall Street
    Journal) plus 1%, matures
    December 2004                   * $ 331,364  $  364,167
Notes payable at 9%, matures
    February 2018                   * 2,198,734   2,270,095
Notes payable at 12%, matures
    March 2026                      *   143,559     144,709
Note payable at 9%, matures
    March 2006                      *   296,795     300,052
Note payable at 10%, matures
    August 2010, unsecured              210,260     230,365
Note payable with imputed interest
    at 7%, matures January 2006,
    unsecured                           602,739     795,301
Note payable at 11%, matures June
    2005                            *   186,843     278,590
Other notes payable ranging from
    7% to 10%, maturing
    September 2005                  *    56,041     224,074
                                    -----------  ----------
Total debt                            4,026,335   4,607,353
Less current portion                    449,439     459,972
                                    -----------  ----------

Total long-term debt                $ 3,576,896  $4,147,381
                                    ===========  ==========

* Collateralized by real estate

                       RICK'S CABARET INTERNATIONAL, INC.

F.     LONG-TERM  DEBT  -  CONTINUED

Future maturities of long-term debt consist of the following:

2004                                                $449,439
2005                                                 460,782
2006                                                 673,533
2007                                                 377,665
2008                                                 148,260
Thereafter                                         1,916,656
                                                  ----------
Total maturities of long-term debt                $4,026,335
                                                  ==========


G.     INCOME  TAXES

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

                                   2003        2002
                                ==========  ==========

Computed expected tax expense
     (benefit)                  $ 149,020   $(772,201)
Deferred tax asset valuation
     allowance                   (149,020)    772,201
                                ----------  ----------

Total income tax expense        $       -   $       -
                                ==========  ==========

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

                                          2003        2002
                                       ==========  ==========
Deferred tax assets (liabilities):
     Goodwill                          $ 501,606   $ 739,130
     Property and equipment               51,179      23,565
     Net operating losses                223,097     158,896
     Unrealized gain on marketable
       securities                        (40,800)          -
     Valuation allowance                (735,082)   (921,591)
                                       ----------  ----------

                                       $       -   $       -
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

Following  is  a  summary  of  options  for  the  years  ended  September  30:

                                               WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE
                                     2003        PRICE      2002      PRICE
                                  ===========  =========  ========  =========
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

                                     2003
                                  ==========

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

The following table sets forth certain information about each segment's financial information for the years ended September 30:

                                            2003          2002
                                        ============  ============
Business segment sales:
  Night clubs                           $14,006,381   $13,444,479
  Internet                                1,053,188     2,112,823
                                        ------------  ------------

                                        $15,059,569   $15,557,302
                                        ============  ============

Business segment operating income:
  Night clubs                           $ 1,934,574   $ 2,121,642
  Internet                                   36,421       169,793
  General corporate                      (1,613,048)   (1,667,455)
                                        ------------  ------------

                                        $   357,947   $   623,980
                                        ============  ============

Business segment capital expenditures:
  Night clubs                           $   110,198   $   495,043
  Internet                                   35,310       357,500
  General corporate                          16,712        80,929
                                        ------------  ------------

                                        $   162,220   $   933,472
                                        ============  ============

                       RICK'S CABARET INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


J.     SEGMENT INFORMATION - CONTINUED

                                   2003         2002
                                ===========  ===========
Business segment depreciation:
  Night clubs                   $   420,312  $   385,944
  Internet                           40,960       35,600
  General corporate                  70,289       68,477
                                -----------  -----------

                                $   531,561  $   490,021
                                ===========  ===========

Business segment assets:
  Night clubs                   $10,452,764  $10,086,465
  Internet                          143,365      200,456
  General corporate               1,659,383    2,150,399
                                -----------  -----------

                                $12,255,512  $12,437,320
                                ===========  ===========


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

                       RICK'S CABARET INTERNATIONAL, INC.

M.     ACQUISITIONS  AND  DISPOSITIONS  -  CONTINUED

In April 2003, the Company organized RCI Ventures Inc. ("RCI Ventures") to acquire from an unrelated party Nocturnal Concepts, Inc. ("Nocturnal"), which operates as an addition to the Company's XTC Cabaret group. The Company transferred its ownership of Tantric Enterprises, Inc. ("Tantric") to RCI Ventures and as a result of these transactions the Company acquired a 51% interest in RCI Ventures. RCI Ventures is comprised solely of Tantric and Nocturnal. The other 49% owner is an unrelated individual who previously owned 100% of Nocturnal. The unrelated individual brings significant club experience to the entity.

The transaction was accounted for as an exchange of non-monetary assets under APB No. 29, Accounting for Non-monetary Transactions. The exchange was not the culmination of an earnings process, but instead was an agreement under which the two stockholders share profits from the newly formed RCI Ventures on a prospective basis based on respective equity ownership. As a result, no step up in basis was recorded at the acquisition date, and the Company recognized no gain or loss.

On June 12, 2003, the Company entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. ("Taurus"), whereby the Company acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus of the 4,002,008 that the Company owned plus $20,000 in cash from Bluestar Physical Therapy, Inc. ("Bluestar"), the acquirer of the Taurus public shell. As the Company is publicly traded it was determined that the Company had no future use for the Taurus public shell and the Company wanted to eliminate the related costs associated with owning a separate public entity. The Company negotiated to retain 250,000 shares of Taurus to participate in the potential future gains from an investment in Taurus.

The Company also executed an Indemnification and Transaction Fee Agreement (the "Agreement") for which the Company received $270,000, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on August 15, 2003. The remaining outstanding balance of $70,000 is due in the near term. Management has assessed the collectibility of the outstanding balance and believes there is not an issue regarding collection of the note receivable as it is collateralized by three million shares of Taurus stock held in escrow.

In accordance with the Agreement, the Company is to indemnify Taurus for liabilities assumed by the Company, which were included in the closing balance sheet, and liabilities that exist or may arise in the future related to Taurus prior to or as of the closing date of the transaction. An additional significant consideration of this agreement was to compensate the Company for the time and effort expended to assist in the consummation of this transaction. The indemnification was requested by Bluestar, as Bluestar did not have experience with the Company's adult entertainment industry and therefore did not believe they had a basis to determine what, if any, obligations could exist. The operations of Bluestar are focused in the medical industry. The Company previously consolidated Taurus' financial position, in accordance with the consolidation method of accounting, as the Company owned greater than 50% of Taurus' shares prior to consummating this transaction, which resulted in the Company properly including all of Taurus' related liabilities in its financial statements. As of the date of the transaction, the Company determined that it was not probable that there would be any claims to indemnify in the

                       RICK'S CABARET INTERNATIONAL, INC.

future. No claims have arisen subsequent to the completion of the transaction. The gain on the sale of the transaction included $270,000 from the Agreement, and the Company has recognized a $342,000 gain in total related to this transaction for the year ended September 30, 2003.