Form 10QSB
period 2004-03-31
RICKS CABARET INTERNATIONAL INC
filed 2004-05-17
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 6, 2004, there were 3,700,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]     No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------



PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2004 (unaudited)
          and September 30, 2003 (audited) . . . . . . . . . . . . . . . . .   1

          Consolidated Statements of Operations for the three months and
          six months ended March 31, 2004 and 2003 (unaudited) . . . . . . .   3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2004 and 2003 (unaudited). . . . . . . . . . . . .   4

          Notes to Consolidated Financial Statements . . . . . . . . . . . .   5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   8

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  13



PART II        OTHER INFORMATION

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                           3/31/04       9/30/03
                                                         (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                              $   665,717   $   604,865
  Accounts receivable:
     Trade                                                    51,598        45,319
      Other, net                                             188,595       213,886
  Marketable securities                                      171,150       135,000
  Inventories                                                247,797       230,451
  Other current assets                                       507,202       106,332
                                                         ------------  ------------
    Total current assets                                   1,832,059     1,335,853
                                                         ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements               9,361,818     9,131,870
  Furniture and equipment                                  2,231,827     2,068,648
                                                         ------------  ------------
                                                          11,593,645    11,200,518

  Accumulated depreciation                                (2,666,241)   (2,423,461)
                                                         ------------  ------------
     Total property and equipment, net                     8,927,404     8,777,057
                                                         ------------  ------------

OTHER ASSETS
  Goodwill                                                 1,982,848     1,962,848
  Notes receivable                                           172,463       179,754
                                                         ------------  ------------
    Total other assets                                     2,155,311     2,142,602
                                                         ------------  ------------
    Total assets                                         $12,914,774   $12,255,512
                                                         ============  ============

          See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  3/31/04       9/30/03
                                                                (UNAUDITED)    (AUDITED)

CURRENT LIABILITIES
  Accounts payable - trade                                      $   344,047   $   189,208
  Accrued liabilities                                               507,037       622,216
  Deferred revenues                                                  16,633           ---
  Current portion of long-term debt                                 494,351       449,439
                                                                ------------  ------------
    Total current liabilities                                     1,362,068     1,260,863

  Long-term debt, less current portion                            3,500,530     3,576,896
                                                                ------------  ------------
   Total liabilities                                              4,862,598     4,837,759
                                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                                           ---           ---

MINORITY INTERESTS                                                   25,485        36,032

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                        ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,608,678 shares issued at March 31,
    2004 and September 30, 2003                                      46,087        46,087
  Additional paid-in capital                                     11,273,149    11,273,149
  Accumulated other comprehensive income                            157,458       120,000
  Accumulated deficit                                            (2,156,223)   (2,763,735)
  Less: 908,530 shares of stock held in treasury at cost
     at March 31, 2004 and September 30, 2003                    (1,293,780)   (1,293,780)
                                                                ------------  ------------
    Total stockholders' equity                                    8,026,691     7,381,721
                                                                ------------  ------------

    Total liabilities and stockholders' equity                  $12,914,774   $12,255,512
                                                                ============  ============


                See accompanying notes to consolidated financial statements.

                             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                   ENDED MARCH 31,              ENDED MARCH 31,
                                                  2004         2003           2004           2003
Revenues
  Sales of alcoholic beverages                 $1,875,520   $1,516,258   $   3,723,441   $ 3,145,066
  Sales of food and merchandise                   422,070      393,176         812,223       784,980
  Service revenues                              1,521,891    1,268,024       2,870,755     2,585,816
  Internet revenues                               202,678      265,164         403,423       596,652
  Other                                           129,163      101,294         193,515       160,788
                                               -----------  -----------  --------------  ------------
       Total revenues                           4,151,322    3,543,916       8,003,357     7,273,302
                                               -----------  -----------  --------------  ------------

Operating expenses
  Cost of goods sold                              519,657      518,765       1,028,526     1,084,120
  Salaries and wages                            1,353,453    1,293,060       2,641,440     2,636,478
  Other general and administrative
      Taxes and permits                           607,287      515,307       1,139,569       997,519
      Charge card fees                             62,738       65,364         128,634       126,435
      Rent                                        132,891       61,258         252,170       116,914
      Legal and professional                      144,719      200,301         280,575       406,834
      Advertising and marketing                   215,459      199,718         399,965       378,481
      Depreciation                                139,309      131,188         264,964       260,865
      Other                                       546,930      504,240       1,131,141     1,024,324
                                               -----------  -----------  --------------  ------------
       Total operating expenses                 3,722,443    3,489,201       7,266,984     7,031,970
                                               -----------  -----------  --------------  ------------

Income from operations                            428,879       54,715         736,373       241,332
  Interest income                                   9,071        6,017          14,826         9,461
  Interest expense                                (82,423)     (99,036)       (168,588)     (196,856)
  Gain from sale of marketable securities          16,878          ---          16,878           ---
  Minority interests                                1,020       11,207          10,546        13,641
  Other                                            (5,171)      (1,874)         (2,523)       (1,874)
                                               -----------  -----------  --------------  ------------
Net income (loss)                              $  368,254   $  (28,971)  $     607,512   $    65,704
                                               ===========  ===========  ==============  ============

Basic and diluted earnings (loss) per share:
  Net income (loss)                            $     0.10   $    (0.01)           0.16   $      0.02
                                               ===========  ===========  ==============  ============

Weighted average number of common
  shares outstanding                            3,700,148    3,720,048       3,700,148     3,728,931
                                               ===========  ===========  ==============  ============

Comprehensive income for the three months ended March 31, 2004 and 2003 were $253,212 and a loss of
$28,971, and for the six months were $644,970 and $65,704, respectively. This includes the changes in available-for-sale securities and net income.


                    See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                           2004          2003
                                                       (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
     Net income                                        $   607,512   $    65,704
     Adjustments to reconcile net income to
     cash provided by operating activities:
          Depreciation                                     264,964       260,865
          Minority interests                               (10,546)      (13,641)
          Gain on sale of marketable securities            (16,878)          ---
          Changes in operating assets and liabilities     (342,912)       16,317
                                                       ------------  ------------
    Cash provided by operating activities                  502,140       329,245
                                                       ------------  ------------
Cash flows from investing activities:
    Additions to property and equipment                   (170,311)     (328,878)
    Proceeds from sale of marketable securities             18,186           ---
    Acquisition of business                               (265,000)          ---
    Proceeds from notes receivable                           7,291        11,719
                                                       ------------  ------------
    Cash used in investing activities                     (409,834)     (317,159)
                                                       ------------  ------------
Cash flows from financing activities:
    Purchases of treasury stock                                ---       (88,566)
    Proceeds from long-term debt                           300,000           ---
    Payments on long-term debt                            (331,454)     (323,381)
                                                       ------------  ------------
    Cash used in financing activities                      (31,454)     (411,947)
                                                       ------------  ------------
Net increase/(decrease) in cash and cash equivalents        60,852      (399,861)

Cash and cash equivalents at beginning of period           604,865       733,366
                                                       ------------  ------------
Cash and cash equivalents at end of period             $   665,717   $   333,505
                                                       ============  ============

Cash paid during the period for:
    Interest                                           $   168,588   $   196,856
                                                       ============  ============

           See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

2. STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation. The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock based compensation:

                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                          ENDED MARCH 31,       ENDED MARCH 31,
                                          2004       2003       2004      2003

  Net income (loss), as reported        $368,254   $(28,971)  $607,512   $65,704
  Less total stock-based employee
    compensation expense determined
    under the fair value based method
    for all awards                      (163,236)       ---   (175,179)     ---
                                        ---------  ---------  ---------  -------
  Pro forma net income (loss)           $205,018   $(28,971)  $432,333   $65,704
                                        =========  =========  =========  =======
  Earnings (loss) per share:
     Basic and diluted - as reported    $   0.10   $  (0.01)  $   0.16   $  0.02
                                        =========  =========  =========  =======
     Basic and diluted - pro forma      $   0.06   $  (0.01)  $   0.12   $  0.02
                                        =========  =========  =========  =======

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities.

5.  SEGMENT  INFORMATION

Below is the financial information related to the Company's segments:

                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                           ENDED MARCH 31,           ENDED MARCH 31,
                          2004         2003         2004         2003
REVENUES
  Club operations      $3,948,644   $3,278,752   $7,599,934   $6,676,650
  Internet websites       202,678      265,164      403,423      596,652
                       -----------  -----------  -----------  -----------
                       $4,151,322   $3,543,916   $8,003,357   $7,273,302
                       ===========  ===========  ===========  ===========

NET INCOME/(LOSS)
  Club operations      $  749,509   $  398,379   $1,336,261   $  927,016
  Internet websites        22,027       10,674       25,908       36,430
  Corporate expenses     (403,282)    (438,024)    (754,657)    (897,742)
                       -----------  -----------  -----------  -----------
                       $  368,254   $  (28,971)  $  607,512   $   65,704
                       ===========  ===========  ===========  ===========

6.  REVENUE  RECOGNITION

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income (loss) recognized would have been an increase of approximately $17,392 and a decrease of $1,986 for the three months and an increase of $23,749 and a decrease of $18,481 for the six months ended March 31, 2004 and 2003, respectively. This would have also resulted in a deferred revenue balance of approximately $35,801 and $58,822 for the six months ended March 31, 2004 and 2003, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of March 31, 2004 deferred revenues of $16,633 have been recorded related to such memberships.

The Company recognizes Internet revenue from monthly subscriptions to its online entertainment sites when notification of a new subscription is received from the third party hosting company or from the credit card company, usually two to three days after the transaction has occurred. The Company recognizes Internet auction revenue when payment is received from the credit card company as revenues are not deemed estimable nor collection deemed probable prior to that point.

7.  ACQUISITIONS  AND  DISPOSITIONS

On March 3, 2004, the Company acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston and will name it as the Company's fifth XTC Cabaret. As a part of the transaction, the Company entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of approximately $20,000 and property and equipment at $245,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report.

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

GENERAL

Our Company presently conducts its business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate ten adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers'" market and a sports bar called "Hummers" in Houston. No sexual contact is permitted at any of our locations. On March 3, 2004, we acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston and will name it as the Company's fifth XTC Cabaret. As a part of the transaction, we entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of approximately $20,000. Proforma results of operations have not been provided, as the amounts were not deemed material to our consolidated financial statements.

2.   We  have  extensive  internet  activities.

     a) We currently own two adult internet membership websites at www.couplestouch.com, www.otherstouch.com and www.xxxpassword.com. We
     --------------------   -------------------       -------------------
     acquire  our  website  content  from  wholesalers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

For the three months ended March 31, 2004, the Company had consolidated total revenues of $4,151,322 compared to consolidated total revenues of $3,543,916 for the three months ended March 31, 2003, an increase of $607,406 or 17.14%. The increase in total revenues was primarily attributable to the increase in revenues generated by the Company's club businesses in the amount of $669,892, a 20.43% increase from a year ago, offset by a decrease of $62,486 by the Company's internet business. The Company's club operations in Houston benefited from the Super Bowl. Total revenues for same-location-same-period of club operations increased to $3,860,498 for the three months ended March 31, 2004 from $3,263,254 for same period ended March 31, 2003, or by 18.30%.

The cost of goods sold for the three months ended March 31, 2004 was 12.52% of total revenues compared to 14.64% for the three months ended March 31, 2003. The decrease was due primarily to the reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended March 31, 2004 was 12.55% compared to 14.25% for the three months ended March 31, 2003. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended March 31, 2004 was 11.56% compared to 20.22% for the three months ended March 31, 2003. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2004 was 12.55%, compared to 14.25% for the same period ended March 31, 2003.

Payroll and related costs for the three months ended March 31, 2004 were $1,353,453 compared to $1,293,060 for the three months ended March 31, 2003. Payroll for same-location-same-period of club operations increased to $1,078,631 for the three months ended March 31, 2004 from $1,048,542 for the same period ended March 31, 2003. Management has implemented labor cost reduction and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended March 31, 2004 were $1,849,333 compared to $1,677,375 for the three months ended March 31, 2003. The increase was due primarily to an increase in taxes related to the increase in revenues, direct operating expenses, rents, utilities, marketing and promotional expenses, and insurance from opening new locations.

Interest expense for the three months ended March 31, 2004 was $82,423 compared to $99,036 for the three months ended March 31, 2003. The decrease was attributable to the Company's effort to reduce long-term debts. As of March 31, 2004, the balance of long-term debts was $3,994,881 compared to $4,283,972 a year earlier.

Net income for the three months ended March 31, 2004 was $368,254 compared to a net loss of $28,971 for the three months ended March 31, 2003. The increase in net income was primarily due to the increase in the Company's club business and reductions in corporate overhead. Net income for same-location-same-period of club operations increased to $798,437 for the three months ended March 31, 2004 from $401,077 for same period ended March 31, 2003, or by 99.07%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

For the six months ended March 31, 2004, the Company had consolidated total revenues of $8,003,357 compared to consolidated total revenues of $7,273,302 for the six months ended March 31, 2003, or an increase of $730,055. The increase in total revenues was primarily attributable to the increase in revenues generated by the Company's club businesses in the amount of $923,284, an increase of 13.83% from a year ago, offset by a decrease of $193,229 by the Company's internet business. The Company's club operations in Houston benefited from the Super Bowl. Total revenues for same-location-same-period of club operations increased to $7,459,091 for the six months ended March 31, 2004 from $6,660,740 for same period ended March 31, 2003, or by 11.98%. The decrease in internet revenues was due to the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the six months ended March 31, 2004 was 12.85% of total revenues compared to 14.91% for the six months ended March 31, 2003. This decrease is attributable to the reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the six months ended March 31, 2004 was 12.96% and 14.90% for the six months ended March 31, 2003. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the six months ended March 31, 2004 was 10.82% compared to 21.61% for the six months ended March 31, 2003. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2004 was 12.90%, compared to 14.34% for the same period ended March 31, 2003.

Payroll and related costs for the six months ended March 31, 2004 were $2,641,440 compared to $2,636,478 for the six months ended March 31, 2003. This nominal increase was the result of additional personnel added to the Company's new club operations offset by labor cost reduction in the Company's existing club operations. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2004 were $3,597,018 compared to $3,311,372 for the six months ended March 31, 2003. The increase was due primarily to an increase in taxes related to the increase in revenues, direct operating expenses, rents, utilities, marketing and promotional expenses, and insurance from opening new locations.

Interest expense for the six months ended March 31, 2004 was $168,588 compared to $196,856 for the six months ended March 31, 2003. The decrease was attributable to the Company's effort to reduce long-term debts. As of March 31, 2004, the balance of long-term debts was $3,994,881 compared to $4,283,972 a year earlier.

Net income for the six months ended March 31, 2004 was $607,512 compared to $65,704 for the six months ended March 31, 2003. The increase in net income was primarily due to the increase in the Company's club business and reductions in corporate overhead. Net income for same-location-same-period of club operations increased to $1,410,877 for the six months ended March 31, 2004 from $929,714 for same period ended March 31, 2003, or by 51.75%. Management currently believes that the Company is in the position to continue to be profitable in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital of $469,991 compared to a working capital of $74,990 at September 30, 2003. The increase in working capital was primarily due to an increase in cash, marketable securities, and other current assets offset by an increase in accounts payable and accrued liabilities. The value of available-for-sale marketable securities increased by $47,922.

Net cash provided by operating activities in the six months ended March 31, 2004 was $502,140 compared to net cash provided of $329,245 for the six months ended March 31, 2003. The increase in cash provided by operating activities was primarily due to increases in net income and accounts payable offset by increases in other current assets and accrued liabilities.

The Company used $409,834 and $317,159 of cash in investing activities and $31,454 and $411,947 of cash in financing activities during the six months ended March 31, 2004 and 2003, respectively.

The Company's need for capital historically was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. During fiscal 2003, the Company has utilized capital to repurchase its common stock as part of the Company's share repurchase program. On March 15, 2004, the Company secured an additional $300,000 debt from one of the lenders, bearing interest rate of 11% and it has a 3 year term.

On September 16, 2003, the Company was authorized by its board of directors to repurchase up to $500,000 worth of the Company's common stock. No shares have been purchased under this plan.

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

PART II        OTHER INFORMATION

Item 5.   Other Information.

The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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


                                   RICK'S CABARET INTERNATIONAL, INC.



Date: May 17, 2004                 By:  /s/  Eric S. Langan
                                        -----------------------------------
                                        Eric S. Langan
                                        Chief Executive Officer and acting Chief
                                        Financial Officer