Form 10QSB
period 2004-06-30
RICKS CABARET INTERNATIONAL INC
filed 2004-08-13
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2004

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


                        APPLICABLE ONLY TO CORPORATE ISSUERS

On August 12, 2004, there were 3,700,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------



PART  I             FINANCIAL  INFORMATION

Item 1.        Financial  Statements

               Consolidated  Balance  Sheets  as  of  June  30,  2004
               (unaudited) and  September  30,  2003  (audited). . . . . . . . 1

               Consolidated  Statements  of  Operations  for  the  three
               months  and nine  months  ended  June  30,  2004
               and  2003  (unaudited). . . . . . . . . . . . . . . . . . . . . 3

               Consolidated  Statements  of  Cash  Flows  for  the  nine
               months ended  June  30,  2004  and  2003  (unaudited) . . . . . 4

               Notes  to  Consolidated  Financial  Statements. . . . . . . . . 5

Item 2.        Management's  Discussion  and  Analysis  or  Plan
               of  Operations. . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.        Controls  and  Procedures . . . . . . . . . . . . . . . . . . .13


PART II             OTHER  INFORMATION

Item 6.        Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .13

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART  I          FINANCIAL  INFORMATION

Item 1.        Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    6/30/04            9/30/03
                                                  (UNAUDITED)         (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                   $       365,936   $       604,865
  Accounts receivable:
     Trade                                             28,269            45,319
      Other, net                                      203,606           213,886
  Marketable securities                               100,104           135,000
  Inventories                                         282,766           230,451
  Other current assets                                844,076           106,332
                                              ---------------   ---------------
    Total current assets                            1,824,757         1,335,853
                                              ---------------   ---------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements        9,369,448         9,131,870
  Furniture and equipment                           2,348,042         2,068,648
                                              ---------------   ---------------
                                                   11,717,490        11,200,518

  Accumulated depreciation                         (2,797,475)       (2,423,461)
                                              ---------------   ---------------
     Property and equipment, net                    8,920,015         8,777,057
                                              ---------------   ---------------

OTHER ASSETS
  Goodwill                                          1,982,848         1,962,848
  Notes receivable                                    168,925           179,754
                                              ---------------   ---------------
    Total other assets                              2,151,773         2,142,602
                                              ---------------   ---------------
    Total assets                              $    12,896,545   $    12,255,512
                                              ===============   ===============

          See accompanying notes to consolidated financial statements.

                     RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                6/30/04            9/30/03
                                                              (UNAUDITED)         (AUDITED)
CURRENT LIABILITIES
  Accounts payable - trade                                $       328,330   $       189,208
  Accrued liabilities                                             533,582           622,216
  Deferred revenues                                                21,753               ---
  Current portion of long-term debt                               500,894           449,439
                                                          ---------------   ---------------
    Total current liabilities                                   1,384,559         1,260,863

  Long-term debt, less current portion                          3,422,462         3,576,896
                                                          ---------------   ---------------
   Total liabilities                                            4,807,021         4,837,759
                                                          ---------------   ---------------

COMMITMENTS AND CONTINGENCIES                                         ---               ---

MINORITY INTERESTS                                                 42,956            36,032

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                      ---               ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,608,678 shares issued                            46,087            46,087
  Additional paid-in capital                                   11,273,149        11,273,149
  Accumulated other comprehensive income                           86,757           120,000
  Accumulated deficit                                          (2,065,645)       (2,763,735)
  Less: 908,530 shares of stock held in treasury at cost
    at June 30, 2004 and September 30, 2003                    (1,293,780)       (1,293,780)
                                                          ---------------   ---------------
    Total stockholders' equity                                  8,046,568         7,381,721
                                                          ---------------   ---------------

    Total liabilities and stockholders' equity            $    12,896,545   $    12,255,512
                                                          ===============   ===============


          See accompanying notes to consolidated financial statements.

                                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          FOR  THE THREE MONTHS               FOR THE NINE  MONTHS
                                                               ENDED  JUNE  30,                   ENDED  JUNE  30,
                                                          2004             2003             2004             2003
Revenues
  Sales of alcoholic beverages                  $    1,527,029   $    1,702,038   $    5,250,470   $    4,847,104
  Sales of food and merchandise                        428,042          448,671        1,240,266        1,233,650
  Service revenues                                   1,664,234        1,353,834        4,534,864        3,939,650
  Internet revenues                                    200,300          250,029          603,723          846,681
  Other                                                 67,571           67,569          261,209          228,358
                                                --------------   --------------   --------------   --------------
       Total revenues                                3,887,176        3,822,141       11,890,532       11,095,443
                                                --------------   --------------   --------------   --------------
Operating expenses
  Cost of goods sold                                   418,154          568,003        1,446,680        1,652,124
  Salaries and wages                                 1,415,847        1,390,943        4,057,287        4,027,421
  Other general and administrative
      Taxes and permits                                530,257          561,475        1,669,825        1,558,995
      Charge card fees                                  70,347           64,832          198,982          191,267
      Rent                                             142,319          101,448          394,489          218,361
      Legal and professional                           130,336          157,840          410,911          564,674
      Advertising and marketing                        260,445          232,329          660,410          610,809
      Depreciation                                     131,235          133,528          396,199          394,393
      Other                                            601,887          643,755        1,733,028        1,668,079
                                                --------------   --------------   --------------   --------------
       Total operating expenses                      3,700,827        3,854,153       10,967,811       10,886,123
                                                --------------   --------------   --------------   --------------
Income (loss) from operations                          186,349          (32,012)         922,721          209,320
  Interest income                                        6,270            3,643           21,096           13,103
  Interest expense                                     (87,953)         (92,762)        (256,541)        (289,618)
  Gain (loss) on sale of marketable securities           2,929              ---           19,807           (1,874)
  Gain on sale of subsidiary                               ---          327,381              ---          327,381
  Minority interests                                   (17,471)          69,951           (6,925)          83,591
  Other                                                    451              ---           (2,071)             ---
                                                --------------   --------------   --------------   --------------
Net income                                      $       90,575   $      276,201   $      698,087   $      341,903
                                                ==============   ==============   ==============   ==============
Basic and diluted earnings per share:
  Net income                                    $         0.02   $         0.07   $         0.19   $         0.09
                                                ==============   ==============   ==============   ==============
Weighted average number of common
  shares outstanding                                 3,700,148        3,715,048        3,700,148        3,724,304
                                                ==============   ==============   ==============   ==============

Comprehensive income for the three months ended June 30, 2004 and 2003 were $19,874 and $276,201, and for the nine months were $664,844 and $341,903, respectively. This includes the changes in available-for-sale marketable securities and net income.


                    See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                2004            2003
Cash flows from operating activities:
     Net income                                        $     698,087   $     341,903
     Adjustments to reconcile net income to
     cash provided by operating activities:
          Depreciation                                       396,199         394,393
          Minority interests                                   6,925          (1,813)
          Loss (gain) on sale of marketable securities       (19,807)          1,874
          Gain on sale of subsidiary                             ---        (327,381)
          Changes in operating assets and liabilities       (690,485)         68,392
                                                       -------------   --------------
    Cash provided by operating activities                    390,919         477,368
                                                       -------------   --------------
Cash flows from investing activities:
    Additions to property and equipment                     (294,157)       (345,956)
    Proceeds from sale of marketable securities               21,460             ---
    Proceeds from sale of subsidiary                             ---         120,000
    Acquisition of business, net of cash acquired           (265,000)            ---
    Proceeds from notes receivable                            10,828          13,274
                                                       -------------   --------------
    Cash used in investing activities                       (526,869)       (212,682)
                                                       -------------   --------------
Cash flows from financing activities:
    Purchases of treasury stock                                  ---        (111,011)
    Proceeds from long-term debt                             300,000             ---
    Payments on long-term debt                              (402,979)       (393,360)
                                                       -------------   --------------
    Cash used in financing activities                       (102,979)       (504,371)
                                                       -------------   --------------
Net decrease in cash and cash equivalents                   (238,929)       (239,685)
Cash and cash equivalents at beginning of period             604,865         733,366
                                                       -------------   --------------
Cash and cash equivalents at end of period             $     365,936   $    493, 681
                                                       =============   ==============
Cash paid during the period for:
    Interest                                           $     244,431   $     272,038
                                                       =============   ==============
Non-cash transaction:
    Note receivable received for sale of subsidiary              ---   $     130,000


          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.   BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

                                                        FOR  THE  THREE  MONTHS            FOR THE NINE MONTHS
                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                          2004             2003            2004             2003
  Net income, as reported                       $       90,575  $       276,201  $      698,087  $       341,903
  Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                          (11,943)             ---        (187,122)             ---
                                                --------------  ---------------  --------------  ---------------
  Pro forma net income                          $       78,632  $       276,201  $      510,965  $       341,903
                                                ==============  ===============  ==============  ===============
  Earnings per share:
     Basic and diluted - as reported            $         0.02  $          0.07  $         0.19  $          0.09
                                                ==============  ===============  ==============  ===============
     Basic and diluted - pro forma              $         0.02  $          0.07  $         0.14  $          0.09
                                                ==============  ===============  ==============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.   RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.   COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities.

5.   SEGMENT  INFORMATION

Below is the financial information related to the Company's segments:

                               FOR  THE THREE MONTHS                FOR THE NINE MONTHS
                                    ENDED JUNE 30,                   ENDED  JUNE  30,
                                2004             2003             2004              2003
REVENUES
  Club operations     $    3,686,876   $    3,572,112   $   11,286,809   $   10,248,762
  Internet websites          200,300          250,029          603,723          846,681
                      --------------   --------------   --------------   --------------
                      $    3,887,176   $    3,822,141   $   11,890,532   $   11,095,443
                      ==============   ==============   ==============   ==============

NET INCOME
  Club operations     $      473,355   $      358,257   $    1,809,615   $    1,298,912
  Internet websites           36,227           11,757           62,135           48,187
  Corporate expenses        (419,007)         (93,813)      (1,173,663)      (1,005,196)
                      --------------   --------------   --------------   --------------
                      $       90,575   $      276,201   $      698,087   $      341,903
                      ==============   ==============   ==============   ==============

Corporate  expenses  for  the  three  and  nine months ended June 30, 2003, included the
$327,381  gain  on  the  sale  of  a  subsidiary.

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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

membership, however it believes these lives are appropriate and conservative, based on management's knowledge of its client base and membership usage at the clubs.

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income recognized would have been an increase of $13,675 and a decrease of $7,100 for the three months and an increase of $37,424 and a decrease of $25,580 for the nine months ended June 30, 2004 and 2003, respectively. This would have also resulted in a deferred revenue balance of $22,126 and $65,922 for the nine months ended June 30, 2004 and 2003, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of June 30, 2004 deferred revenues of $21,753 has been recorded related to such memberships.

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

7.   ACQUISITIONS  AND  DISPOSITIONS

On March 3, 2004, the Company acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston, which became the Company's fifth XTC Cabaret. As a part of the transaction, the Company entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of $20,000 and property and equipment at $245,000.

Item 2.      Management's Discussion  and  Analysis  or  Plan  of  Operations.

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

GENERAL

We presently conduct business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals that offer live adult entertainment, restaurant and bar operations. We own and operate eight adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota, license a "Rick's Cabaret" in New Orleans, and own and operate "Club Onyx" catering to urban gentlemen. We also own and operate an adult-themed club called "Encounters" that serves the couples or "swingers" market and a sports bar called "Hummers" in Houston. No sexual contact is permitted at any of our locations. On March 3, 2004, we acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston and it became the Company's fifth XTC Cabaret. As a part of the transaction, we entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of $20,000. Proforma results of operations have not been provided, as the amounts were not deemed material to our consolidated financial statements.

2.   We  have  internet  activities:

     a) We currently own three adult internet membership websites at www.couplestouch.com, www.otherstouch.com and www.xxxpassword.com. We
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

For the three months ended June 30, 2004, the Company had consolidated total revenues of $3,887,176 compared to consolidated total revenues of $3,822,141 for the three months ended June 30, 2003, an increase of $65,035 or 1.70%. The increase in total revenues was primarily attributable to the revenues generated by the Company's new club and by the increase in revenues generated by the Company's club businesses in the amount of $114,764, a 3.21 % increase from a year ago, offset by a decrease of $49,729 by the Company's internet business. Total revenues for same-location-same-period of club operations decreased to $3,498,446 for the three months ended June 30, 2004 from $3,550,833 for same period ended June 30, 2003, or by 1.47%. The decrease was primarily attributable to the closing of the Company's Rick's Cabaret nightclub in the Galleria district of Houston for about two weeks during the period to prepare it for reopening as Club Onyx.

The cost of goods sold for the three months ended June 30, 2004 was 10.75% of total revenues compared to 14.86% for the three months ended June 30, 2003. The decrease was due primarily to the reduction in costs of maintaining our internet operations and the additions of XTC clubs, which have lower cost of goods sold. The cost of goods sold for the club operations for the three months ended June 30, 2004 was 10.96% compared to 14.95% for the three months ended June 30, 2003. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended June 30, 2004 was 6.88% compared to 12.43% for the three months ended June 30,

2003. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2004 was 11.37%, compared to 14.96% for the same period ended June 30, 2003.

Payroll and related costs for the three months ended June 30, 2004 were $1,415,847 compared to $1,390,943 for the three months ended June 30, 2003. Payroll for same-location-same-period of club operations decreased to $1,093,068 for the three months ended June 30, 2004 from $1,143,631 for the same period ended June 30, 2003. Management has implemented labor cost reduction and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2004 were $1,866,826 compared to $1,895,207 for the three months ended June 30, 2003. The decrease was due primarily to decreases in taxes and permits, legal and accounting, and others, offset by increases in credit card fees, rent, and advertising.

Interest expense for the three months ended June 30, 2004 was $87,953 compared to $92,762 for the three months ended June 30, 2003. The decrease was attributable to the Company's effort to reduce long-term debts. As of June 30, 2004, the balance of long-term debts was $3,923,356 compared to $4,213,993 a year earlier.

Net income for the three months ended June 30, 2004 was $90,575 compared to $276,201 for the three months ended June 30, 2003. The decrease in net income was primarily due to the gain on sale of subsidiary of $327,381 in the three months ended June 30, 2003, offset by addition of acquisition. The gain was included in corporate expenses. Net income for same-location-same-period of club operations increased to $527,202 for the three months ended June 30, 2004 from $340,374 for same period ended June 30, 2003, or by 54.88%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

For the nine months ended June 30, 2004, the Company had consolidated total revenues of $11,890,532 compared to consolidated total revenues of $11,095,443 for the nine months ended June 30, 2003, or an increase of $795,089. The increase in total revenues was primarily attributable to the revenues generated by the Company's new club and by the increase in revenues generated by the Company's club businesses in the amount of $1,038,047, an increase of 10.13% from a year ago, offset by a decrease of $242,958 by the Company's internet business. Total revenues for same-location-same-period of club operations increased to $11,035,745 for the nine months ended June 30, 2004 from $10,211,573 for same period ended June 30, 2003, or by 8.07%. The increase was primarily attributable to the increase in revenues generated by the Company's club businesses offset by the closing of the Company's Rick's Cabaret nightclub in the Galleria district of Houston for about two weeks during the period to prepare it for reopening as Club Onyx. The decrease in internet revenues was due to the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the nine months ended June 30, 2004 was 12.16% of total revenues compared to 14.89% for the nine months ended June 30, 2003. This decrease is attributable to the reduction in costs of maintaining our internet operations and the additions of XTC clubs, which have lower cost of goods sold. The cost of goods sold for the club operations for the nine months ended June 30, 2004 was 12.27% and 14.53% for the nine months ended June 30, 2003. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the nine months ended June 30, 2004 was 9.51% compared to 18.90% for the nine months ended June 30, 2003. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2004 was 12.50%, compared to 14.55% for the same period ended June 30, 2003.

Payroll and related costs for the nine months ended June 30, 2004 were $4,057,287 compared to $4,027,421 for the nine months ended June 30, 2003. This nominal increase was the result of additional personnel added to the Company's new club operations offset by labor cost reduction in the Company's existing club operations. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2004 were $5,463,844 compared to $5,206,578 for the nine months ended June 30, 2003. The increase was due primarily to an increase in taxes related to the increase in revenues, direct operating expenses, rents, utilities, marketing and promotional expenses, and insurance from opening new locations.

Interest expense for the nine months ended June 30, 2004 was $256,541 compared to $289,618 for the nine months ended June 30, 2003. The decrease was attributable to the Company's effort to reduce long-term debts. As of June 30, 2004, the balance of long-term debts was $3,923,356 compared to $4,213,993 a year earlier.

Net income for the nine months ended June 30, 2004 was $698,087 compared to $341,903 for the nine months ended June 30, 2003. Net income for the nine months ended June 30, 2003, included a gain on sale of subsidiary of $327,381. The gain was included in corporate expenses. The increase in net income was primarily due to the increase in the Company's club business and reductions in corporate overhead. Net income for same-location-same-period of club operations increased to $1,943,611 for the nine months ended June 30, 2004 from $1,267,390 for same period ended June 30, 2003, or by 53.35%. Management currently believes that the Company is in position to continue to be profitable in fiscal 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company had working capital of $440,198 compared to working capital of $74,990 at September 30, 2003. The increase in working capital was primarily due to increases in inventory and other current assets offset by decreases in cash, accounts receivable and marketable securities and by increases in accounts payable and accrued liabilities. The value of available-for-sale marketable securities decreased by $20,021, primarily due to the Company selling some of its marketable securities for proceeds totaling $21,460.

Net cash provided by operating activities in the nine months ended June 30, 2004 was $390,919 compared to net cash provided of $477,368 for the nine months ended June 30, 2003. The decrease in cash provided by operating activities was primarily due to increases in other current assets offset by increases in accounts payable, and net income.

The Company used $526,869 and $212,682 of cash in investing activities and $102,979 and $504,371 of cash in financing activities during the nine months ended June 30, 2004 and 2003, respectively.

The Company's need for capital historically was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. The Company has utilized capital to repurchase its common stock as part of the Company's share repurchase program. On March 15, 2004, the Company secured $300,000 debt financing from an unrelated third party, bearing an interest rate of 11% and a three year term.

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

SEASONALITY

Our nightclub operations are significantly affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during the period from October through March. Our experience to date indicates that there does not appear to be a seasonal fluctuation in our Internet activities.

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

PART  II         OTHER  INFORMATION

Item  6.       Exhibits  and  Reports  on  Form  8-K.

               (a)  Exhibits

                         Exhibit  31.1  -  Certification  of  Chief  Executive
Officer and Acting Chief Financial Officer of Rick's Cabaret International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit  32.1  --  Certification  of  Chief  Executive
Officer and Acting Chief Financial Officer of Rick's Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

               (b)  Reports  on  Form  8-K

                         None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     RICK'S  CABARET  INTERNATIONAL,  INC.



Date: August 12, 2004         By:  /s/  Eric S. Langan
                                   ---------------------------------------------
                              Eric  S.  Langan
                              Chief Executive Officer and Acting Chief Financial
                              Officer