Form 10QSB/A
period 2004-03-31
RICKS CABARET INTERNATIONAL INC
filed 2004-08-30
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                              Amendment Number 1 *
               (AMENDED SOLELY TO REFLECT CORRECTED EXHIBIT 31.1)



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

This Amendment Number 1 to Registrant's Form 10-QSB is made solely to reflect corrected language to Exhibit 31.1. No other revisions or changes have been made to the Form 10-QSB for the period ending March 31, 2004, which was previously filed with the Securities and Exchange Commission on May 17, 2004.




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


                                           RICK'S CABARET INTERNATIONAL, INC.



Date: August 30, 2004                      By: /s/ Eric S. Langan
                                               ---------------------
                                               Eric S. Langan
                                               Chief Executive Officer and
                                               Acting Chief Financial Officer