Form 10QSB/A
period 2004-06-30
RICKS CABARET INTERNATIONAL INC
filed 2004-08-30
CIK 935419

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

Transitional Small Business Disclosure Format (check one):    Yes [_]    No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART II     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 2

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

This Amendment Number 1 to Registrant's Form 10-QSB is made solely to reflect corrected language to Exhibit 31.1. No other revisions or changes have been made to the Form 10-QSB for the period ending June 30, 2004, which was previously filed with the Securities and Exchange Commission on August 13, 2004.




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


                              RICK'S  CABARET  INTERNATIONAL,  INC.



Date: August 30, 2004         By:  /s/  Eric  S.  Langan
                                   ----------------------------------
                                   Eric  S.  Langan
                                   Chief  Executive  Officer  and
                                   Acting  Chief  Financial  Officer