Form 10KSB
period 2004-09-30
RICKS CABARET INTERNATIONAL INC
filed 2005-01-05
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended September 30, 2004
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-26958

                       Rick's Cabaret International, Inc.
                 (Name of Small Business Issuer in Its Charter)

                    Texas                             76-0458229
        (State or Other Jurisdiction of              (IRS Employer
         Incorporation or Organization)            Identification No.)

                                10959 Cutten Road
                              Houston, Texas 77066
                    (Address of Principal Executive Offices)
                    (formerly 505 North Belt Drive Suite 630
                              Houston, Texas 77060)

                                 (281) 397-6730
                           (Issuer's Telephone Number)
                             (formerly 281 820-1181)

         Securities Registered Under Section 12(b) Of The Exchange Act:

                            Title Of Each Class   n/a
                 Name Of Each Exchange On Which Registered   n/a

          Securities Registered Pursuant to 12(g) of the Exchange Act:

                               Title Of Each Class
                          Common Stock, $.01 Par Value

     Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended September 30, 2004 were $15,959,684.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at December 27, 2004, based upon the last reported sales prices on the NASDAQ SmallCap Market, was $10,101,404.

     As of December 27, 2004, there were approximately 3,700,148 shares of Common Stock outstanding (this amount excludes treasury shares).

                                TABLE OF CONTENTS



PART I                                                         Page

Item 1.   Business                                                1

Item 2.   Properties                                              7

Item 3.   Legal Proceedings                                       9

Item 4.   Submission of Matters to a Vote of Security Holders    11

PART II

Item 5.   Market for Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchases
          Of Equity Securities                                   11

Item 6.   Management's Discussion and Analysis or
          Plan of Operation                                      14

Item 7.   Financial Statements                                   19

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 19

Item 8A.  Controls and Procedures                                19


PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          The Exchange Act                                       20

Item 10.  Executive Compensation                                 22

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and
          Related Stockholder Matters                            24

Item 12.  Certain Relationships and Related Transactions         26

Item 13.  Exhibits and Reports on Form 8-K                       26

Item 14.  Principal Accountant Fees and Services                 27

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

     Our name is Rick's Cabaret International, Inc. We currently own and operate seven adult nightclubs under the names "Rick's Cabaret" and "XTC" that offer live adult entertainment, restaurant and bar operations. Our nightclubs are in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. In June 2004, we converted our original Rick's Cabaret nightclub in Houston's Galleria District into Club Onyx, an upscale venue that welcomes all customers but cater especially to urban professionals, businessmen and professional athletes. We also own and operate a sports bar under the name of "Hummers" in Houston and own or operate premiere adult entertainment Internet websites.

     Our online entertainment sites are xxxPassword.com, CouplesTouch.com, M4Mcouples.com, and NaughtyBids.com. The site xxxPassword.com features adult content licensed through Voice Media, Inc. CouplesTouch.com is a personals site for those in the swinging lifestyle. M4Mcouples.com is a personals site for gays, lesbians, and bisexuals. Naughtybids.com is our online adult auction site. It contains consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. There are typically approximately 10,000 active auctions at this site at any given time. We charge the seller a fee for each successful auction. All of our sites use proprietary software platforms written by us to deliver the best experience to the user without being constrained by off-the-shelf software solutions.

     Our website address is www.ricks.com.  We make available free of charge our
                            -------------
Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-KSB.

     References to us in this Form 10-KSB include our 100%-owned and 51%-owned consolidated subsidiaries.

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

     FOOD AND DRINK. We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional waitstaff and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak, and lobster. An extensive selection of quality wines is available.

     CONTROLS. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and operating results.

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

     NIGHTCLUB LOCATIONS. We have two Rick's Cabaret and one Club Onyx locations in Houston, Texas and one Rick's Cabaret in Minneapolis, Minnesota. We also own four nightclubs in San Antonio, Austin, and Houston, Texas that operate under the name XTC. We also own a controlling interest in and operate a sport bar called "Hummers".

     On February 19, 2003, we acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport, Houston, Texas and operate it as part of our popular XTC Cabaret group. Goodwill of $79,842 was recorded during fiscal year 2003 as a result of this acquisition.

     In April 2003, we organized RCI Ventures, Inc. to acquire Nocturnal Concepts, Inc., which operates as an addition to our XTC Cabaret group, called "XTC Galleria". As part of this transaction, we transferred our ownership of Tantric Enterprises, Inc. (our subsidiary that operates Club Encounters) to RCI Ventures, Inc. As a result of these transactions we own a 51% interest in RCI Ventures, Inc. On September 30, 2004, we sold our shares in RCI Ventures, Inc. to unrelated third parties for $15,000 cash and a $235,000 note receivable with an annual interest rate of 6% over five years. As a part of the transaction, the Purchaser entered into a five-year lease for Club Encounters with an option for five additional years.

     In May 2003, we opened a sports bar called "Hummers", which is located next to Wild Horse Cabaret, in Houston, Texas.

     We sold our New Orleans nightclub in March 1999, but it continues to use our name under a licensing agreement. We continually explore expansion opportunities to open or acquire more nightclubs in strategically valuable locations in the United States.

     On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. ("Taurus"), whereby we acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus for which we received $270,000 in cash, with $140,000 payable at closing, $60,000 due on July 15, 2003 and $70,000 due on August 15, 2003. We have received the $60,000 payment and have restructured the remaining balance originally due August 15, 2003, with a note receivable bearing 12% annual interest over a five year term. The monthly payment is $1,557.11 with first payment to begin on October 1, 2004.

     On March 3, 2004, we acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston, which became our fifth XTC Cabaret. As a part of the transaction, we entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of $20,000 and property and equipment at $245,000.

     On September 15, 2004, our wholly-owned subsidiary, RCI Entertainment (New
York), Inc., a New York corporation ("RCI New York"), entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with Peregrine Enterprises, Inc., a New York corporation ("Peregrine") and its shareholders, pursuant to which RCI New York agreed to purchase all of the shares of common stock of Peregrine. Peregrine owns and operates an adult entertainment cabaret located in midtown Manhattan. The cabaret club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square. The Stock Purchase Agreement provides for closing the transaction on or before December 1, 2004, subject to satisfaction of certain conditions, including obtaining adequate financing, transfer of all existing licenses and permits to RCI New York, obtaining consent of the Landlord, execution of a Non-Disturbance Agreement, and other conditions consistent with transactions of this type. The closing date has been extended to January 15, 2005.

     Under the terms of the Stock Purchase Agreement, the purchase price of the transaction is $7,625,000, payable $2,500,000 in cash at closing and $5,125,000 payable in a promissory note bearing simple interest at the rate of 4.0% per annum (the "Promissory Note"). The Promissory Note is payable commencing 120 days after Closing as follows: (a) the payment of $58,333.33 per month for twenty-four (24) consecutive months; (b) the payment of $63,333.33 for twenty-four (24) consecutive months; (c) the payment of $68,333.33 for twelve
(12) consecutive months; and (d) a lump sum payment of the remaining balance to be paid on the sixty-first (61st) month. $2,000,000 of the principal amount of the Promissory Note is convertible into shares of our restricted common stock at prices ranging from $4.00 to $7.50 per share. The parties will also enter a Stock Pledge Agreement and Security Agreement to secure the Promissory Note.

     Upon closing of the transaction, the owners of Peregrine will enter into a five-year covenant not to compete with Peregrine, RCI New York, or the Company. We intend to rename the cabaret club as "Rick's Cabaret" which will occupy 10,000 square feet on three levels, with an additional 4,000 square feet available for office space.

     The terms and conditions of the Stock Purchase Agreement were the result of extensive arm's length negotiations between the parties.

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

     In 1999, we began adult Internet Web site operations. Our xxxPassword.com website features adult content licensed through Voice Media, Inc. We added CouplesTouch.com in year 2002 and M4Mcouples.com in year 2003. CouplesTouch.com caters to those in the swinging lifestyle. It is essentially a dating site for couples. M4Mcouples.com is a similar site catering to the gay, lesbian, and bisexual lifestyles. Our Internet traffic is generated through the purchase of traffic from third-party adult sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines.
In addition, the bulk of our traffic now comes from search engines on which we don't pay for preferential listings. There are numerous adult entertainment sites on the Internet that we compete with.

     In May 2002, we purchased 700,000 shares of our own common stock from Voice Media, Inc. for an aggregate price of $918,700 (or $795,302 adjusted for imputed interest) that equals approximately $1.32 per share. That purchase price was below market value on the date of the purchase. Voice Media, Inc. presently owns none of our shares of common stock. These shares are presently held as treasury shares. We may cancel these shares at a later date. The control person
of Voice Media, Inc. is Ron Levi, who was a Director until June 2002.   The
terms of this transaction were the result of arms-length negotiations between Voice Media, Inc. and us. We believe the transaction was favorable to us in view of the market value of our common stock and the payment terms, although no appraisal or fairness opinion was done. All management contracts previously signed relating to the management of xxxPassword.com will remain in effect. Pursuant to the transaction, the payment schedule is as follows:

     (a)     The amount of $229,675 due on January 10, 2003;
     (b)     The amount of $229,675 due on January 10, 2004;
     (c)     The amount of $229,675 due on January 10, 2005; and
     (d)     A final payment in the amount of $229,675 due on January 10, 2006.

We are current on these payments.

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

COMPETITION

     The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, all of which are in direct competition with our five Houston cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There are two adult nightclubs in Minneapolis in direct competition with us.

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

     In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret. We were a plaintiff in civil litigation against the defendant City of Minneapolis. On September 16, 2003, the suit was settled mainly on the basis that the City of Minneapolis will enact a late hour's operation ordinance and allows qualifying liquor establishments, including us at our current location, to operate until 3:00 a.m. We believe that, in the long run, the restoration of late hours operation on a permanent basis is preferable to going forward with the litigation and in our best interest.

     In San Antonio and Austin we are required to be in compliance with city or county sexually oriented business ordinances.

TRADEMARKS

     Our rights to the trademarks "Rick's" and "Rick's Cabaret" are established under common law, based upon our substantial and continuous use of these trademarks in interstate commerce since at least as early as 1987. We have registered our service mark, "RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the "RICK'S CABARET" service mark. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

     As of September 30, 2004, we had approximately 529 employees of which 47 are in management positions, including corporate and administrative operation and approximately 482 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union and we consider our employee relations to be good. Additionally, we have independent contractor relationships with more than 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.

SHARE REPURCHASES

     As of December 27, 2004 we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. At this time, we do not have any plan to use these shares to acquire any assets.

     On September 16, 2003, our board of directors authorized us to repurchase up to $500,000 worth of our common stock. No shares have been purchased under this program.


ITEM 2.   PROPERTIES

     Our principal executive office is located at 10950 Cutten Road, Houston, Texas 77066 which consists of a 9,000 square feet office/warehouse building. We recently purchased this property for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. We closed this transaction in mid December 2004. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We own two locations of Rick's Cabaret (one in Houston and one in Minneapolis), Club Onyx, and the two locations of XTC (one in Austin and one in San Antonio). We lease the South Houston location, formerly known as the Chesapeake Bay Club. We own the location of Encounters couples club in Houston, which is currently under lease to RCI Ventures, Inc. We lease XTC Wildhorse, Hummers, and XTC North locations.

     Club Onyx located on Bering Drive in Houston has an aggregate 12,300 square feet of space. The balance as of September 30, 2004, that we owed on the mortgage is $296,163 and the interest rate is prime plus 1%. During fiscal year 2004, we paid $4,289 in monthly principal and interest payments. In December 2004, we paid off this mortgage.

     The Rick's Cabaret located on North Belt Drive in Houston has 12,000 square feet of space. On November 17, 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $1,042,000, with an annual interest rate of 10% over a 10 year term. The monthly payment is $10,056. The money received from this new note will be used to finance the acquisition of the New York club.

     The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance as of September 30, 2004, that we owed on the mortgage is $2,120,680 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2018.

     The XTC nightclub in Austin has 8,600 square feet of space, which sits on
1.2 acres of land. The balance of the mortgage that we owe as of September 30, 2004 is $367,072 with an interest rate of 11% and monthly principal and interest payments of $14,586. The last payment is due in February 2007. On November 30, 2004, we obtained an additional mortgage. The principal balance of the new mortgage is $900,000, with an annual interest rate of 11% over a 10 year term. The monthly payment is $9,290. The money received from this new note will be used to finance the acquisition of the New York club.

     We own XTC nightclub in San Antonio, which has 7,800 square feet of space. On November 15, 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $590,000, with an annual interest rate of 10% over a 10 year term. The monthly payment is $5,694. The money received from this new note will be used to finance the acquisition of the New York club.

     Encounters club has 8,000 square feet of space. The balance of the mortgage as of September 30, 2004, that we owed was $27,667 and the interest rate was 7%. During fiscal year 2004, we paid $1,500 in monthly principal and interest payments. In December 2004, we paid off this mortgage. On November 30, 2004, together with property in Austin, this property was used as an additional collateral to secure the $900,000 mortgage above. Beginning November 2004, we began receiving a monthly lease payment from Tantric Enterprises, Inc. in the amount of $4,000 for this space.

     Our subsidiary, Citation Land LLC, owns a 350-acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

     The balance as of September 30, 2004 that we owe on the Brazoria County ranch mortgage is $293,224 and the interest rate is 9%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in March 2006 with a balloon payment of $287,920.

     The balance as of September 30, 2004 that we owe on the Wise County raw land mortgage is $142,263 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026.

     We lease the property in Houston, Texas, where our Rick's Cabaret (South) is located. We acquired the operations of the Chesapeake Bay Club in May 2000. The lease term is for ten years, expiring in May 2010, with an additional ten-year lease option thereafter. The initial lease terms are $12,000 monthly plus 4% of gross revenues that are in excess of $125,000 per month (excluding payments that we make to dancers), with the total monthly rent not to exceed $20,000 per month.

     We lease the property in Houston, Texas, where our XTC Wildhorse is
located.   The lease term is for five years, with an additional five-year lease option thereafter. The initial base rent is $4,845 monthly for the first two years ending July 31, 2004, with an annual increase of $570 thereafter.

     We lease the property in Houston, Texas, where Hummers is located. The lease term is for five years, with an additional five-year lease option thereafter. The initial base rent is $2,763 monthly for the first two years ending April 30, 2005, with an annual increase of $325 thereafter.

     We lease the property in Houston, Texas, where our XTC North is located. The lease term is for five years, beginning March 2004, with an additional five-year lease option thereafter. The initial base rent is $8,000 monthly until August 31, 2006, at which time the monthly base rent increases to $9,000.


ITEM 3.   LEGAL PROCEEDINGS

SEXUALLY ORIENTED BUSINESS ORDINANCE OF HOUSTON, TEXAS

     In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses (the "Ordinance"). The Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that one of our Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of our Business License at that location was denied.

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

     In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed prior to the Ordinance.

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

     There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld by the court which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing these aspects of the Ordinance.

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

     There are other technical issues, which could additionally bear upon the location of the clubs, which were not decided at the trial level during the initial phase of the case. It is anticipated that these technical issues will be joined in the Trial Court. The City has not sought to modify any of the terms of the injunction against enforcement of any location provision of the Ordinance.

     The appeals process as it relates to the Court's rulings in 1998 has been exhausted. The Trial Court has entered a new scheduling order which places trial on the remaining issues for sometime in mid-2006 or later. Under the holding of the First Circuit Court of Appeals, the City of Houston has the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are over 2,000 alternate sites available for relocation. If the City of Houston can meet this initial burden, then the Trial Court will consider the remaining location issues which were not decided during the initial summary phase of the case. In the event the City of Houston can meet its burden and the Trial Court moves forward with the case, an appeal is anticipated. A ruling on the remaining issues in favor of the City of Houston could have an adverse impact on the Rick's locations in Houston,Texas.

     OTHER LEGAL MATTERS

     On May 2, 2003, a lawsuit was filed in the United States District Court for the Western District of Texas, San Antonio division, as a result of the City of San Antonio having adopted a new ordinance, which, among other things, banned nude dancing. This suit asked the Court to declare the ordinance unconstitutional and enjoin the City from enforcing it. It is probable that this suit will proceed to trial if we elect to continue our present entertainment format.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on August 27, 2004. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom and Travis Reese were nominated and elected as Directors with the following vote results at the shareholder meeting:

                      For     Against  Abstain
                   ---------  -------  -------

Eric S. Langan     3,256,793    8,019    6,619
Robert L. Watters  3,256,793    8,019    6,619
Steven L. Jenkins  3,256,793    8,019    6,619
Alan Bergstrom     3,256,793    8,019    6,619
Travis Reese       3,256,793    8,019    6,619

     At the Annual Meeting, the Shareholders ratified Whitley Penn as the Company's Independent Auditors, with the following vote results:

     3,253,446    VOTES FOR RATIFICATION
    -----------
        11,067    VOTES AGAINST RATIFICATION
    -----------
           299    ABSTAIN
    -----------

     At the Annual Meeting, the Shareholders also approved the Amendment to 1999 Stock Option Plan, with the following vote results:

     1,959,745    VOTES FOR RATIFICATION
    -----------
        52,087    VOTES AGAINST RATIFICATION
    -----------
         2,099    ABSTAIN
    -----------

     While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

     3,217,515    VOTES FOR OTHER BUSINESS
    -----------
        35,737    VOTES AGAINST OTHER BUSINESS
    -----------
        11,560    ABSTAIN
    -----------

      The meeting was adjourned when all matters of business had been discussed.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
          PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the NASDAQ SmallCap Market under the symbol "RICK" The following table sets forth the quarterly high and low of sales prices per share for the common stock. Our fiscal year ended September 30, 2004.

COMMON STOCK PRICE RANGE

                HIGH    LOW

Fiscal 2003
-----------

First Quarter   $2.35  $2.00
Second Quarter  $2.48  $1.45
Third Quarter   $1.65  $1.11
Fourth Quarter  $1.75  $1.25


Fiscal 2004
-----------

First Quarter   $1.84  $1.50
Second Quarter  $2.84  $1.74
Third Quarter   $3.30  $2.40
Fourth Quarter  $2.79  $2.21

     On December 27, 2004, the last sales price for the common stock as reported on the NASDAQ SmallCap Market was $2.73. On December 27, 2004, there were approximately 200 stockholders of record of the common stock.

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

     During fiscal year 2003, we purchased 57,500 shares of our common stock at an average price of $2.07 per share, or an aggregate purchase price of $118,649, pursuant to the stock buy-back program approved in June 2001.

     On September 16, 2003, our board of directors authorized us to repurchase
up to $500,000 worth of our common stock.     No shares have been purchased
under this program.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2004:

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

       PLAN CATEGORY                        (a)                              (b)                              (c)
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                          908,000  $                          2.42                            92,000
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                                0                                0                           300,000
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                       908,000  $                          2.42                           392,000
--------------------------------------------------------------------------------------------------------------------------------


DIRECTOR COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses
of our directors in attending board meetings.   In September 2004, we issued
10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $2.54 per share and expire in September 2009.

EMPLOYEE STOCK OPTION PLANS

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted stock option plans (the "Plans") for employees and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

     In 1995 we adopted the 1995 Stock Option Plan (the "1995 Plan"). A total of 300,000 shares could be granted and sold under the 1995 Plan, all of which were not exercised and have expired. We do not plan to issue any additional options under the 1995 Plan.

     In August 1999 we adopted the 1999 Stock Option Plan (the "1999 Plan") with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the "Amendment") which increased the total number of shares authorized to 1,000,000. As of September 30, 2004, 908,000 stock options are presently outstanding under the 1999 Plan, none of which have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended September 30, 2004, we had no sales of unregistered shares of our common stock.


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

GENERAL

     We operate in two businesses in the adult entertainment industry:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, and Minneapolis, Minnesota. We also own and operate a sport bar called the "Hummers" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations.

2.   We have extensive Internet activities.

     a) We currently own three adult Internet membership Web sites at www.couplestouch.com, www.M4Mcouples.com, and www.xxxpassword.com. We
          --------------------  ------------------      -------------------
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

     We performed our annual evaluation on goodwill impairment as of September 30, 2004. No impairment losses were identified as a result of this evaluation.

     Beginning in fiscal 2002 and continuing through fiscal 2004, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

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

Accounts  and  Notes  Receivable

     Accounts receivable trade is comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company's accounts receivable other is comprised of employee advances and other miscellaneous receivables. Notes receivable are included in other assets in the accompanying consolidated balance sheets. We recognize allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. There is no allowance for doubtful accounts or notes receivable as of September 30, 2004 and 2003.

Inventories

     Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis, or market.

Marketable Securities

     Marketable securities at September 30, 2004 and 2003 consist of common stock. As of September 30, 2004 and 2003, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Property  and  Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and seven years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of income of the respective period.

Goodwill

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. We adopted SFAS effective October 1, 2001.

Revenue Recognition

     Except for VIP Memberships, we recognize revenue at the point-of-sale upon receipt of cash, check, or credit card charge. Membership revenue is deferred and recognized over the estimated membership usage period, which is estimated to be 12 and 24 months for annual and lifetime memberships, respectively. We recognize Internet revenue from monthly subscriptions to its online entertainment sites when notification of a new subscription is received from the third party hosting company or from the credit card company, usually two to three days after the transaction has occurred. We recognize Internet auction revenue when payment is received from the credit card as revenues are not deemed estimable nor collection deemed probable prior to that point.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

     For the fiscal year ended September 30, 2004, we had consolidated total revenues of $15,959,684, compared to consolidated total revenues of $15,059,569 for the year ended September 30, 2003. This was an increase of $900,115 or 5.97%. While we had an increase in total revenues in our existing and new nightclub operations of $1,156,950, the decrease in total revenues resulted from our Internet businesses was $256,835. Revenues from nightclub operations for same-location same-period increased by 5.88%, while revenues of Internet businesses for same-sites same-period decreased by 24.38%. The overall increase was primarily due to the increase in revenues of our existing and new club operations.

     Our net income before minority interest for the year ended September 30, 2004 was $780,029 compared to $403,936 for the year ended September 30, 2003. The increase in net income was primarily due to the increase of income from operations. Our net income from operations for nightclub operations was $2,542,482 for the year ended September 30, 2004 compared with $1,934,150 for the year ended September 30, 2003. Our net income from operations for our Internet businesses was $88,958 for the year ended September 30, 2004 compared with $36,421 for the year ended September 30, 2003. Our net income for our nightclub operations for the same-location-same-period increased by 35.48%. Our net income for our Internet operations for the same-web-site-same-period increased by 144.25%.

     Our cost of goods sold for the year ended September 30, 2004 was 12.42% of total revenues compared to 14.58 % of related revenues for the year ended September 30, 2003. The decrease was due primarily to decrease in costs of our Internet activities and an addition of XTC club, which has low cost of goods sold. Our cost of goods sold for the nightclub operations for the year ended September 30, 2004 was 12.55% of our total revenues from club operations compared to 14.40% for the year ended September 30, 2003. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2004 was 8.77% compared to 17.41% of related revenues for the year ended September 30, 2003. We have implemented measures to reduce expenses in our Internet operations.

     Our payroll and related costs for the year ended September 30, 2004 were $5,491,401 compared to $5,393,708 for the year ended September 30, 2003. The increase was primarily due to the increase in payroll in opening new clubs. Our payroll for our nightclub operations for same-location-same-period decreased by 1.14%. Our payroll for same-site-same-period Internet operations increased by 6.53%. We believe that our labor and management staff levels are at appropriate levels.

     Our other general and administrative expenses for the year ended September 30, 2004 were $7,419,507 compared to $7,112,974 for the year ended September 30, 2003. The increase was primarily due to the increase in taxes & permit, rent, insurance, utilities, and advertising & marketing expenses from opening new locations. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations increased by 5.32%, while the same expenses for same-site same-period for Internet operations decreased by 37.27%.

     Our interest expense for the year ended September 30, 2004 was $344,438 compared to $384,221 for the year ended September 30, 2003. The decrease was primarily due to the decrease in debt. We have decreased our long term debt to $3,881,610 as of September 30, 2004 compared to debt of $4,026,335 as of September 30, 2003.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had working capital of $464,218 compared to working capital of $52,305 as of September 30, 2003. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2004, our cash and cash equivalents were $278,185 compared to $604,865 at September 30, 2003. The decrease was due to the money that we set aside in an escrow account in relation to our plan to purchase a club in New York. The total amount in the escrow account is $800,000, $550,000 of which is fully refundable to us in case the transaction is not completed.

     Our net cash provided by operating activities in the year ended September 30, 2004 was $497,941 compared to $586,326 for the year ended September 30, 2003. The decrease in cash provided by operating activities was primarily due to the money that set aside in an escrow account in relation to our plan to purchase a club in New York offset by increases in net income and accounts payable and accrued liabilities. The total amount in the escrow account is $800,000, with $550,000 of which is fully refundable to us in case the transaction is not completed.

     Our depreciation for the year ended September 30, 2004 was $544,137 compared to $531,561 for the year ended September 30, 2003.

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

     On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest are $5,694 and $10,056, respectively. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. The money received from this financing will be used for the acquisition of New York club.

     We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

GROWTH STRATEGY

     We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the planned acquisition of the New York club, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills and/or acquire real estate in connection with club operations, although some clubs may be in leased premises.

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


ITEM 8A.  CONTROLS AND PROCEDURES

     Eric Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of September 30, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Name               Age  Position
-----------------------------------------------------------------------------
Eric S. Langan     36   Director, Chairman, Chief Executive Officer, President and
                        Chief Financial Officer
Travis Reese       35   Director and V.P.-Director of Technology
Robert L. Watters  53   Director
Alan Bergstrom     58   Director
Steven Jenkins     48   Director

     Eric S. Langan has been a Director since 1998 and our President since March 1999. Mr. Langan is also our Chief Financial Officer. He has been involved in the adult entertainment business since 1989. From January 1997 through the present, he has held the position of President of XTC Cabaret, Inc. From November 1992 until January 1997, Mr. Langan was the President of Bathing Beauties, Inc. Since 1989, Mr. Langan has exercised managerial control over more than a dozen adult entertainment businesses. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.

     Robert L. Watters is our founder and has been our Director since 1986. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. Since 1999, Mr. Watters has owned and operated Rick's Cabaret, an adult entertainment club in New Orleans, Louisiana, which licenses our name. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

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

     Travis Reese became our Director and V.P.-Director of Technology in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent's Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associates Degree in Aeronautical Science from Texas State Technical College.

     There is no family relationship between or among any of our directors and executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have no compensation committee. Decisions concerning executive officer compensation for fiscal 2004 were made by the full Board of Directors. Eric S. Langan and Travis Reese are our only directors who are also our officers.

     We have an Audit Committee of independent directors whose members are Robert L. Watters, Alan Bergstrom and Steven Jenkins. Our Board of Directors has adopted a Charter for our Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of our Audit Committee's duties. The purpose of our Audit Committee is to conduct continuing oversight of our financial affairs. Our Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. Our Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. Our Audit Committee is objective, and reviews and assesses the work of our independent registered public accountants.

     All of our Audit Committee members are independent Directors. The Board of Directors elects the Members of our Audit Committee annually. The Members serve until their successors are duly elected and qualified. All Members of the audit Committee are free from any relationship that could conflict with Member's independent judgment. All Members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities. Steven L. Jenkins serves as Chairman of the Audit Committee, having been elected by the Members of our Audit Committee. Steven L. Jenkins also serves as the Audit Committee's Financial Expert, having been elected by a unanimous vote of the Members of our Audit Committee.

     We have a Nominating Committee composed of independent directors Robert L. Watters, Alan Bergstrom and Steven L. Jenkins. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee's Charter can be found on the Company's website at www.ricks.com.
                                            -------------

CERTAIN SECURITIES FILINGS

     Based on a review of the forms submitted to the Company during the fiscal year ended September 30, 2004, we believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

CODE OF ETHICS

     The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers, which was previously filed as Exhibit 14 to our Form 10-KSB for the fiscal year ended September 30, 2003 as filed with the SEC on December 29, 2003.


ITEM 10.   EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2004, 2003 and 2002 of certain executive officers.

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
                       ($)       ($)       ($)          ($)          (#)        ($)        ($)
--------------------------------------------------------------------------------------------------

Eric Langan
              2004  $ 326,038      -0-         -0-          -0-      280,000       -0-         -0-
              2003  $ 260,000      -0-         -0-          -0-        5,000       -0-         -0-
              2002  $ 260,000      -0-         -0-          -0-          -0-       -0-         -0-
Mr. Langan is our Chairman, a Director, Chief Executive Officer, President and
Acting Chief Financial Officer.

Travis Reese
              2004  $ 161,000      -0-         -0-          -0-       55,000       -0-         -0-
              2003  $ 158,855      -0-         -0-          -0-        5,000       -0-         -0-
              2002  $ 137,500      -0-         -0-          -0-          -0-       -0-         -0-
Mr. Reese is a Director and V.P.-Director of Technology

__________________________________
     (1) We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

                  Number of       Percent of Total
                  Securities        Options/SARs
                  Underlying         Granted To
                 Options/SARs       Employees In     Exercise of   Expiration
Name               Granted           Fiscal Year      Base Price      Date
                      #                   %            $/share
-----------------------------------------------------------------------------
Eric Langan    75,000 shares (1)            13.04 %  $       2.20   2/06/2009
                5,000 shares (1)              .86 %  $       2.54   9/14/2009
              200,000 shares (1)            34.78 %  $       2.49   9/14/2009

Travis Reese    5,000 shares (1)              .86 %  $       2.54   9/14/2009
               55,000 shares (1)             9.56 %  $       2.49   9/14/2009

___________________________________
(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2004

                         AGGREGATED OPTION/SAR EXERCISES IN
                    LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                       Number Of Unexercised
                                       Securities Underlying   Value of Unexercised
                                           Options/SARs       In-The-Money Options/
                 Shares                      At FY-End            SARs At FY-End
              Acquired On     Value        Exercisable/            Exercisable/
Name            Exercise    Realized       Unexercisable          Unexercisable
                   #            $                #                      $
------------------------------------------------------------------------------------
Eric Langan        -0- (1)        -0-      190,000 / 205,000  $      16,100  /  $-0-

Travis Reese       -0- (1)        -0-        40,000 / 55,000  $       6,350  /  $-0-

___________________________________
(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2004


DIRECTOR COMPENSATION

     We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In September 2004, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $2.54 per share and expire in September 2009.

EMPLOYMENT AGREEMENTS

     We have a one-year employment agreement with Mr. Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through April 1, 2005 and provides for an annual base salary of $325,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision. We have not established long-term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 75,000 shares at an exercise price of $2.20 per share, which vested immediately. We intend to enter into a new Employment Agreement with Mr. Langan at the end of the current term.

     We also have a three-year employment agreement with Mr. Travis Reese (the "Reese Agreement"). The Reese Agreement extends through February 1, 2007 and provides for an annual base salary of $175,000. The Reese Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Reese Agreement contains a confidentiality provision. We have not established long-term incentive plans or defined benefit or actuarial plans. We intend to enter into a new Employment Agreement with Mr. Reese at the end of the current term.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information at December 27, 2004, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares
shown.   As of December 27, 2004, there were 3,700,148 share of common stock outstanding.

--------------------------------------------------------------------------------------
NAME/ADDRESS                      NUMBER OF SHARES   TITLE OF CLASS  PERCENT OF CLASS
                                                                            (8)
--------------------------------------------------------------------------------------
Eric S. Langan                        1,011,200 (1)  Common stock                25.9%
505 North Belt, Suite 630
Houston, Texas 77060
--------------------------------------------------------------------------------------
Robert L. Watters                        35,000 (2)  Common stock                 0.9%
315 Bourbon Street
New Orleans, Louisiana 70130
--------------------------------------------------------------------------------------
Steven L. Jenkins                        30,000 (3)  Common stock                 0.8%
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058
--------------------------------------------------------------------------------------
Travis Reese                             46,745 (4)  Common stock                 1.2%
505 North Belt, Suite 630
Houston, Texas 77060
--------------------------------------------------------------------------------------
Alan Bergstrom                           35,000 (2)  Common stock                 0.9%
904 West Avenue, Suite 100
Austin, Texas 78701
--------------------------------------------------------------------------------------
E. S. Langan. L.P.                      578,632      Common stock                15.6%
505 North Belt, Suite 630
Houston, Texas 77060
--------------------------------------------------------------------------------------
Ralph McElroy                            817,147(5)  Common stock                21.4%
1211 Choquette
Austin, Texas, 78757
--------------------------------------------------------------------------------------
William Friedrichs                       382,550(6)  Common stock                10.3%
16815 Royal Crest Dr., Suite 260
Houston, Texas 77058
--------------------------------------------------------------------------------------
All of our Directors and              1,157,945 (7)  Common stock                28.9%
Officers as a
Group of five persons
--------------------------------------------------------------------------------------

_____________________________

(1) Mr. Langan has sole voting and investment power for 242,568 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 190,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 25,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 40,000 shares of common stock that are presently exercisable.

(5) Includes 66,545 shares of common stock that would be issuable upon conversion of a convertible debenture held by Mr. McElroy. Also includes 52,135 shares of common stock that would be issuable upon conversion of a convertible promissory note held by Mr. McElroy.

(6) Includes 170,000 shares owned by WMF Investments, Inc. Mr. Friedrichs is a control person of WMF Investments, Inc.

(7) Includes options to purchase up to 300,000 shares of common stock that are presently exercisable.

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

     In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $85,955 at September 30, 2004 and is included in other assets in our balance sheet.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     Exhibit 14 - Code of Ethics - Previously filed as an exhibit to our Form 10-KSB for the fiscal year ended September 30, 2003 as filed with the SEC on December 29, 2003.

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

(b)     Reports on Form 8-K.

          The Company filed Form 8-K relating to Item 1.01 and 9.01 related to the Stock Purchase Agreement with Peregrine Enterprises, Inc. on September 17, 2004.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn for the audit of our annual financial statements for fiscal year 2004 and fiscal year 2003 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn for fiscal year 2004 and fiscal year 2003.

                     2004    2003
                    ------  ------
Audit fees          77,613  30,891
Audit-related fees       -       -
Tax fees                 -       -
All other fees           -       -
                    ------  ------

Total               77,613  30,891
                    ------  ------


     The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

     The category of "Audit-related fees" includes employee benefit plan audits, internal control reviews and accounting consultation.

     The category of "Tax fees" includes consultation related to corporate development activities.

     All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Whitley Penn was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2004.


                                   Rick's Cabaret International, Inc.

                                   /s/ Eric S. Langan
                                   ---------------------------------
                                   By:  Eric S. Langan
                                   Director, Chief Executive Officer,
                                   President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                              Title                        Date

/s/ Eric S. Langan
---------------------
Eric S. Langan         Director, Chief Executive Officer,     December 30, 2004
                       President and Chief Financial Officer


/s/ Travis Reese
---------------------
Travis Reese           Director and                           December 30, 2004
                       V.P.-Director of Technology


/s/ Robert L. Watters
---------------------
Robert L. Watters      Director                               January 4, 2005


/s/ Alan Bergstrom
---------------------
Alan Bergstrom         Director                               December 30, 2004


/s/ Steven Jenkins
---------------------
Steven Jenkins         Director                               January 3, 2005

                       RICK'S CABARET INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm . . . . . . . . .  F-2

Audited Consolidated Financial Statements:

          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  F-3

          Consolidated Statements of Income . . . . . . . . . . . . . . .  F-4

          Consolidated Statements of Changes in Stockholders' Equity. . .  F-5

          Consolidated Statements of Cash Flows . . . . . . . . . . . . .  F-6

          Notes to Consolidated Financial Statements. . . . . . . . . . .  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc., a Texas Corporation, and subsidiaries, as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Whitley Penn
Dallas, Texas
November 19, 2004

                             RICK'S CABARET INTERNATIONAL, INC.

                                CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,
                                                                     2004          2003
                                                                 ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   278,185   $   604,865
  Accounts receivable:
    Trade                                                             72,909        45,319
    Other                                                            203,343       213,886
  Marketable securities                                              122,350       135,000
  Inventories                                                        261,486       230,451
  Prepaid expenses and other current assets                        1,010,416        83,647
                                                                 ------------  ------------
Total current assets                                               1,948,689     1,313,168

Property and equipment, net                                        8,833,018     8,777,057

Other assets:
  Goodwill, net                                                    1,982,848     1,962,848
  Other                                                              435,204       202,439
                                                                 ------------  ------------
Total other assets                                                 2,418,052     2,165,287
                                                                 ------------  ------------

Total assets                                                     $13,199,759   $12,255,512
                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   317,278   $   189,208
  Accrued liabilities                                                650,348       622,216
  Current portion of long-term debt                                  516,845       449,439
                                                                 ------------  ------------
Total current liabilities                                          1,484,471     1,260,863

Deferred gain on sale of a subsidiary                                163,739             -
Long-term debt                                                     3,364,765     3,576,896
                                                                 ------------  ------------

Total liabilities                                                  5,012,975     4,837,759

Commitments and contingencies                                              -             -

Minority interests                                                    40,808        36,032

Stockholders' equity:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized, none outstanding                                           -             -
  Common stock, $.01 par, 15,000,000 shares
    authorized, 4,608,678 shares issued                               46,087        46,087
  Additional paid-in capital                                      11,273,149    11,273,149
  Accumulated other comprehensive income                             109,002       120,000
  Accumulated deficit                                             (1,988,482)   (2,763,735)
                                                                 ------------  ------------
                                                                   9,439,756     8,675,501
  Less 908,530 shares of common stock held in treasury, at cost    1,293,780     1,293,780
                                                                 ------------  ------------
Total stockholders' equity                                         8,145,976     7,381,721
                                                                 ------------  ------------

Total liabilities and stockholders' equity                       $13,199,759   $12,255,512
                                                                 ============  ============


See accompanying notes to consolidated financial statements.

                         RICK'S CABARET INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF INCOME


                                                          YEAR ENDED SEPTEMBER 30,
                                                           2004            2003
                                                      --------------  --------------
Revenues:
  Sales of alcoholic beverages                        $   6,839,948   $   6,671,498
  Sales of food and merchandise                           1,712,225       1,661,358
  Service revenues                                        6,290,698       5,333,889
  Internet revenues                                         796,353       1,053,188
  Other                                                     320,460         339,636
                                                      --------------  --------------
                                                         15,959,684      15,059,569

Operating expenses:
  Cost of goods sold                                      1,983,207       2,194,940
  Salaries and wages                                      5,491,401       5,393,708
  Other general and administrative:
    Taxes and permits                                     2,215,377       2,074,067
    Charge card fees                                        267,609         254,953
    Rent                                                    536,067         336,592
    Legal and professional                                  554,155         714,250
    Advertising and marketing                               861,280         817,328
    Depreciation                                            544,137         531,561
    Other                                                 2,440,882       2,384,223
                                                      --------------  --------------
                                                         14,894,115      14,701,622
                                                      --------------  --------------

Income from operations                                    1,065,569         357,947

Other income (expense):
  Interest income                                            28,898          16,875
  Interest expense                                         (344,438)       (384,221)
  Gain on sale or disposition of assets                           -         345,820
  Other                                                      30,000          67,515
                                                      --------------  --------------

Income before minority interests                            780,029         403,936

Minority interests                                           (4,776)         34,358
                                                      --------------  --------------

Net income                                            $     775,253   $     438,294
                                                      ==============  ==============

Basic and diluted earnings per share                  $        0.21   $        0.12
                                                      ==============  ==============

Weighted average number of common shares outstanding      3,700,148       3,729,167
                                                      ==============  ==============


See accompanying notes to consolidated financial statements.


                                           RICK'S CABARET INTERNATIONAL, INC.

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                COMMON STOCK                    ACCUMULATED                   TREASURY STOCK
                                             ------------------  ADDITIONAL        OTHER                      --------------
                                              NUMBER               PAID-IN     COMPREHENSIVE    ACCUMULATED       NUMBER
                                             OF SHARES  AMOUNT     CAPITAL        INCOME          DEFICIT        OF SHARES
                                             ---------  -------  -----------  ---------------  -------------  --------------
Balance at September 30, 2002                4,608,678  $46,087  $11,273,149  $            -   $ (3,202,029)         851,030

    Net income                                       -        -            -               -        438,294                -
    Change in available-for-sale securities          -        -            -         120,000              -                -

    Comprehensive income

    Purchases of treasury stock                      -        -            -               -              -           57,500
                                             ---------  -------  -----------  ---------------  -------------  ---------------

Balance at September 30, 2003                4,608,678   46,087   11,273,149         120,000     (2,763,735)         908,530

    Net income                                       -        -            -               -        775,253                -
    Reclassification from unrealized to
       realized gain                                 -        -            -         (13,222)             -                -
    Change in available-for-sale securities          -        -            -           2,224              -                -

    Comprehensive income
                                             ---------  -------  -----------  ---------------  -------------  --------------

Balance at September 30, 2004                4,608,678  $46,087  $11,273,149  $      109,002   $ (1,988,482)         908,530
                                             =========  =======  ===========  ===============  =============  ==============



                                             TREASURY STOCK
                                             --------------       TOTAL
                                                              STOCKHOLDERS'
                                                 AMOUNT          EQUITY
                                             --------------  ---------------
Balance at September 30, 2002                $  (1,175,131)  $    6,942,076

    Net income                                           -          438,294
    Change in available-for-sale securities              -          120,000
                                                             ---------------
    Comprehensive income                                            558,294
                                                             ---------------
    Purchases of treasury stock                   (118,649)        (118,649)
                                             --------------  ---------------

Balance at September 30, 2003                   (1,293,780)       7,381,721

    Net income                                           -          775,253
    Reclassification from unrealized to
       realized gain                                     -          (13,222)
    Change in available-for-sale securities              -            2,224
                                                             ---------------
    Comprehensive income                                            764,255
                                             --------------  ---------------

Balance at September 30, 2004                  $(1,293,780)  $    8,145,976
                                             ==============  ===============


See accompanying notes to consolidated financial statements.

                             RICK'S CABARET INTERNATIONAL, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED SEPTEMBER 30,
                                                                   2004            2003
                                                              --------------  --------------
OPERATING ACTIVITIES
  Net income                                                  $     775,253   $     438,294
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                  544,137         531,561
      Minority interests                                              4,776         (34,358)
      Gain on sale of subsidiary                                          -        (342,251)
      Gain on sales of marketable securities                        (19,807)              -
      Gain on sales or disposition of property and equipment              -          (3,569)
      Changes in operating assets and liabilities:
        Accounts receivable                                         (18,307)         37,432
        Inventories                                                 (42,942)        (19,649)
        Prepaid expenses and other current assets                  (931,907)        (24,831)
        Accounts payable and accrued liabilities                    186,738           3,697
                                                              --------------  --------------
Net cash provided by operating activities                           497,941         586,326

INVESTING ACTIVITIES
  Acquisitions                                                     (265,000)       (150,000)
  Proceeds from sale of subsidiary                                    6,811         180,000
  Proceeds from sales of marketable securities                       21,459               -
  Purchases of property and equipment                              (423,964)       (162,220)
  Proceeds from sales of property and equipment                      12,033          47,718
                                                              --------------  --------------
Net cash used in investing activities                              (648,661)        (84,502)

FINANCING ACTIVITIES
  Purchases of treasury stock                                             -        (118,649)
  Proceeds from long-term debt                                      300,000               -
  Payments on long-term debt                                       (475,960)       (511,676)
                                                              --------------  --------------
Net cash used in financing activities                              (175,960)       (630,325)
                                                              --------------  --------------

Net decrease in cash and cash equivalents                          (326,680)       (128,501)
Cash and cash equivalents at beginning of year                      604,865         733,366
                                                              --------------  --------------

Cash and cash equivalents at end of year                      $     278,185   $     604,865
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest                      $     351,791   $     374,270
                                                              ==============  ==============

NON-CASH TRANSACTIONS
     During the year ended September 30, 2003, the Company transferred a Company vehicle and the related note to an individual. The remaining note payable was $69,342 which approximated the fair value of the vehicle on the date of transfer.

     During the year ended September 30, 2004, the Company financed the purchase of a vehicle with a note payable in the amount of $31,235.

     During the year ended September 30, 2004, the Company divested of a business, see Note K. As a result of the divestiture, the Company received a note receivable in the amount of $235,000, recorded a deferred gain of $163,739, and removed $78,072 of net assets from its books.

See accompanying notes to consolidated financial statements.

                       RICK'S CABARET INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


A.  NATURE OF BUSINESS

Rick's Cabaret International, Inc. (the "Company") is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin and San Antonio, Texas, as well as Minneapolis, Minnesota. The Company also owns and operates several adult entertainment Internet websites. The Company's corporate offices are located in Houston, Texas.


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2004 and 2003, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003, the uninsured portion of these deposits approximated $95,000. There were no uninsured deposits at September 30, 2004.
The Company has not incurred any losses related to its cash on deposit with financial institutions.

                       RICK'S CABARET INTERNATIONAL, INC.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable trade is comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company's accounts receivable other is comprised of employee advances and other miscellaneous receivables. Notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. There is no allowance for doubtful accounts or notes receivable as of September 30, 2004 and 2003.

MARKETABLE SECURITIES

Marketable securities at September 30, 2004 and 2003 consist of common stock. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2004 and 2003, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. The Company had realized gains of approximately $20,000 related to marketable securities for the year ended September 30, 2004. Marketable securities held at September 30, 2004 and 2003 have a cost basis of approximately $13,000 and $15,000, respectively.

INVENTORIES

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and seven years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of income of the respective period.

                       RICK'S CABARET INTERNATIONAL, INC.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS effective October 1, 2001. The Company's annual evaluation was performed as of September 30, 2004. No impairment losses were identified as a result of this evaluation.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise and services at the point-of-sale upon receipt of cash, check, or credit card charge. This includes daily and annual VIP memberships.

Under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, membership revenue should be deferred and recognized over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management's knowledge of its client base and membership usage at the clubs. The Company began deferring such revenue in the quarter ended March 31, 2004, and this amount is recorded in accrued liabilities.

If the Company had deferred membership revenue and recognized it based on the lives above prior to January 1, 2004, the impact on revenue and net income recognized would have been an increase of approximately $47,000 and a decrease of approximately $19,000 for the years ended September 30, 2004 and 2003, respectively. This would have also resulted in an increase in the deferred revenue balance of approximately $12,000 and $59,000 as of September 30, 2004 and 2003, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements.

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

ADVERTISING AND MARKETING

Advertising and marketing expenses are primarily composed of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

                       RICK'S CABARET INTERNATIONAL, INC.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of dilutive stock options does not change earnings per share, therefore basic and diluted earnings per share are the same.

Stock options of approximately 733,000 and 498,000 for the years ended September 30, 2004 and 2003, respectively, have been excluded from earnings per share due to the stock options being anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

                       RICK'S CABARET INTERNATIONAL, INC.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK OPTIONS

At September 30, 2004, the Company has stock options outstanding, which are described more fully in Note F. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board
("APB")  Opinion  No.  25, Accounting for Stock Issued to Employees, and related
Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                 YEAR ENDED SEPTEMBER 30,
                                                   2004            2003
                                              --------------  --------------

Net income, as reported                       $     775,253   $     438,294
Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                      (216,616)        (98,882)
                                              --------------  --------------
Pro forma net income                          $     558,637   $     339,412
                                              ==============  ==============

Earnings per share:
  Basic and diluted  - as reported            $        0.21   $        0.12
                                              ==============  ==============

  Basic and diluted  - pro forma              $        0.15   $        0.09
                                              ==============  ==============

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation 46R ("FIN 46R"), a revision to interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company does not believe the adoption of the recognition and

                       RICK'S CABARET INTERNATIONAL, INC.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

measurement guidance in EITF Issue 03-1 will have a material impact on the Company's consolidated financial statements.


C.  PROPERTY AND EQUIPMENT

Property  and  equipment  consisted  of  the  following:

                                     SEPTEMBER 30,
                                  2004         2003
                               -----------  -----------

Buildings and land             $ 9,002,412  $ 8,970,743
Leasehold improvements             581,532      311,411
Furniture                          598,924      595,743
Equipment                        1,448,305    1,322,624
                               -----------  -----------
Total property and equipment    11,631,173   11,200,521
Less accumulated depreciation    2,798,155    2,423,464
                               -----------  -----------

Property and equipment, net    $ 8,833,018  $ 8,777,057
                               ===========  ===========

D.  LONG-TERM DEBT

Long-term  debt  consisted  of  the  following:

                                              SEPTEMBER 30,
                                            2004        2003
                                         ----------  ----------
Note payable at prime (as
  determined by the Wall Street
  Journal) plus 1%, matures
  December 2004                       *  $  296,163  $  331,364
Notes payable at 9%, matures
  February 2018                       *   2,120,680   2,198,734
Notes payable at 12%, matures
  March 2026                          *     142,263     143,559
Note payable at 9%, matures
  March 2006                          *     293,224     296,795
Note payable at 10%, matures
  August 2010, unsecured                    188,051     210,260
Note payable with imputed interest
  at 7%, matures January 2006,
  unsecured                                 415,255     602,739
Note payable at 11%, matures
  February 2007                       *     367,072     186,843
Note payable at 7%, matures
  December 2004                       *      27,667      56,041
Note payable at 8.99%, matures
  October 2007, collateralized by
  a vehicle                                  31,235           -
                                         ----------  ----------
Total debt                                3,881,610   4,026,335
Less current portion                        516,845     449,439
                                         ----------  ----------

Total long-term debt                     $3,364,765  $3,576,896
                                         ==========  ==========

* Collateralized by real estate

Future  maturities  of  long-term  debt  consist  of  the  following:

2005                                $  516,845
2006                                   842,997
2007                                   275,432
2008                                   191,210
2009                                   207,322
Thereafter                           1,847,804
                                    ----------

Total maturities of long-term debt  $3,881,610
                                    ==========

                       RICK'S CABARET INTERNATIONAL, INC.

E.  INCOME TAXES

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

                                  2004        2003
                               ----------  ----------
Computed expected tax expense  $ 263,586   $ 149,020
State income taxes                23,257           -
Deferred tax asset valuation
  allowance                     (286,843)   (149,020)
                               ----------  ----------

Total income tax expense       $       -   $       -
                               ==========  ==========

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:


                                       2004        2003
                                    ----------  ----------
Deferred tax assets (liabilities):
  Goodwill                          $ 295,712   $ 501,606
  Property and equipment               96,339      51,179
  Net operating losses                153,636     223,097
  Unrealized gain on marketable
      securities                      (40,331)    (40,800)
  Other                                16,646           -
  Valuation allowance                (522,002)   (735,082)
                                    ----------  ----------

                                    $       -   $       -
                                    ==========  ==========

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2004 and 2003 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2004, the Company had net oerating loss carryforwards of approximately $415,000, which expire in 2011 through 2018.


F.  STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan") (collectively, "the Plans"). The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least

                       RICK'S CABARET INTERNATIONAL, INC.

F.  STOCK OPTIONS - CONTINUED

85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

Following  is  a  summary  of  options  for  the  years  ended  September  30:

                                               WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE
                                               EXERCISE                EXERCISE
                                     2004        PRICE       2003        PRICE
                                  ----------------------------------------------
Outstanding at beginning of year     498,000   $    2.35     643,500   $    2.40
Granted                              575,000        2.46      40,000        1.40
Expired                             (165,000)       2.29    (185,500)       2.33
Exercised                                  -           -           -           -
                                  -----------             -----------
Outstanding at end of year           908,000        2.42     498,000        2.35
                                  ===========             ===========
Exercisable at end of year           408,000   $    2.32     458,000   $    2.41
                                  ===========             ===========
Weighted-average remaining
  contractual life                3.12 years              1.58 years
                                  ===========             ===========

As of September 30, 2004, the range of exercise prices for outstanding options was $1.40 - $2.56.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. See footnote B for related disclosures.

Under APB No. 25, no compensation expense is recorded when the exercise price of the Company's employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the years ended September 30, 2004 and 2003, no amounts were recorded to compensation expense related to stock options issued to employees.

Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

                       RICK'S CABARET INTERNATIONAL, INC.

F.  STOCK OPTIONS - CONTINUED

                            2004        2003
                         ----------------------

Volatility                     137%        165%
Expected lives           3.3 years   3.0 years
Expected dividend yield          -           -
Risk free rates               3.45%       3.00%

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


G.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain equipment and facilities under operating leases, of which rent expense was $536,000 and $301,000 for the years ended September 30, 2004 and 2003, respectively.

Future minimum annual lease obligations as of September 30, 2004 approximate the following:

2005                                    $  378,000
2006                                       405,000
2007                                       419,000
2008                                       330,000
2009                                       247,000
Thereafter                                 126,000
                                        ----------

Total future minimum lease obligations  $1,905,000
                                        ==========


H.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult night clubs and adult entertainment websites ("Internet"). The Company has identified such segments

                       RICK'S CABARET INTERNATIONAL, INC.

H.  SEGMENT INFORMATION -CONTINUED

based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment.

The following table sets forth certain information about each segment's financial information for the year ended September 30:

                                            2004          2003
                                        ------------  ------------

Business segment sales:
          Night clubs                   $15,163,331   $14,006,381
          Internet                          796,353     1,053,188
                                        ------------  ------------

                                        $15,959,684   $15,059,569
                                        ============  ============

Business segment operating income:
          Night clubs                   $ 2,542,482   $ 1,934,150
          Internet                           88,958        36,421
          General corporate              (1,565,871)   (1,612,624)
                                        ------------  ------------

                                        $ 1,065,569   $   357,947
                                        ============  ============

Business segment capital expenditures:
   Night clubs                          $   659,073   $   110,198
   Internet                                   5,580        35,310
   General corporate                         35,546        16,712
                                        ------------  ------------

                                        $   700,199   $   162,220
                                        ============  ============

Business segment depreciation:
          Night clubs                   $   385,425   $   420,312
          Internet                           43,308        40,960
          General corporate                 115,404        70,289
                                        ------------  ------------

                                        $   544,137   $   531,561
                                        ============  ============

Business segment assets:
          Night clubs                   $ 6,640,888   $ 6,719,389
          Internet                          108,595       169,444
          General corporate               6,450,276     5,366,679
                                        ------------  ------------

                                        $13,199,759   $12,255,512
                                        ==========================

                       RICK'S CABARET INTERNATIONAL, INC.

I.  RELATED PARTY TRANSACTIONS

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $86,000 and $93,000 at September 30, 2004 and 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets.


J.  EMPLOYEE RETIREMENT PLAN

The Company sponsors a Simple IRA plan (the "Plan"), which covers all of the Company's corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee's salary. Expenses related to matching contributions to the Plan approximated $23,000 and $24,000 for the years ended September 30, 2004 and 2003, respectively.


K.  ACQUISITIONS AND DISPOSITIONS

On February 19, 2003, the Company acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport, Houston, Texas and will operate it as part of the Company's popular XTC Cabaret group. The purchase price was $150,000 of which approximately $70,000 was allocated to property and equipment and $80,000 was allocated to goodwill.

In April 2003, the Company organized RCI Ventures Inc. ("RCI Ventures") to acquire from an unrelated party Nocturnal Concepts, Inc. ("Nocturnal"), which operates as an addition to the Company's XTC Cabaret group. The Company transferred its ownership of Tantric Enterprises, Inc. ("Tantric") to RCI Ventures and as a result of these transactions the Company obtained a 51% interest in RCI Ventures. RCI Ventures is comprised solely of Tantric and Nocturnal. The other 49% owner is an unrelated individual who previously owned 100% of Nocturnal. The unrelated individual brings significant club experience to RCI Ventures.

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

On June 12, 2003, the Company entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. ("Taurus"), whereby the Company acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus of the 4,002,008 that the Company owned plus $20,000 in cash from Bluestar Physical Therapy, Inc. ("Bluestar"), the acquirer of the Taurus public shell. As the Company is publicly traded it was determined that the Company had no future use for the Taurus public shell and the Company wanted to eliminate the

                       RICK'S CABARET INTERNATIONAL, INC.

K.  ACQUISITIONS AND DISPOSITIONS - CONTINUED

related costs associated with owning a separate public entity. The Company negotiated to retain 250,000 shares of Taurus to participate in the potential future gains from an investment in Taurus.

The Company also executed an Indemnification and Transaction Fee Agreement (the "Agreement") totaling $340,000 for which the Company received $270,000, payable $140,000 at closing, with $60,000 due on July 15, 2003, and $70,000 due on
August 15, 2003. The remaining outstanding balance of $70,000 is due in the near term. Management has assessed the collectibility of the outstanding balance and believes it is fully collectible as it is collateralized by three million shares of Taurus stock held in escrow.

In accordance with the Agreement, the Company is to indemnify Taurus for liabilities assumed by the Company, which were included in the closing balance sheet, and liabilities that exist or may arise in the future related to Taurus prior to or as of the closing date of the transaction. An additional significant consideration of this agreement was to compensate the Company for the time and effort expended to assist in the consummation of this transaction. The indemnification was requested by Bluestar, as Bluestar did not have experience with the Company's adult entertainment industry and therefore did not believe they had a basis to determine what, if any, obligations could exist. The operations of Bluestar are focused in the medical industry. The

Company previously consolidated Taurus' financial position, in accordance with the consolidation method of accounting, as the Company owned greater than 50% of Taurus' shares prior to consummating this transaction, which resulted in the Company properly including all of Taurus' related liabilities in its consolidated financial statements. As of the date of the transaction, the Company determined that it was not probable that there would be any claims to indemnify in the future. No claims have arisen subsequent to the completion of the transaction. The gain on the sale of the transaction included $270,000 from the Agreement, and the Company has recognized a $342,000 gain in total related to this transaction for the year ended September 30, 2003.

On March 3, 2004, the Company acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston and it became the Company's fifth XTC Cabaret. As a part of the transaction, the Company entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of $20,000. Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On September 30, 2004, the Company entered into a Stock Purchase Agreement with an unrelated third party, whereby the Company sold all of its 510 shares of common stock of RCI Ventures, Inc. for $15,000 cash and a $235,000 note receivable bearing interest at a rate of 6% over a five year period. As a part of the transaction, Trumps, a wholly-owned subsidiary of the Company, and Tantric, a wholly-owned subsidiary of RCI Ventures entered into a five year lease agreement for the property located at 5718 Fairdale, Houston, Texas. The Company has

                       RICK'S CABARET INTERNATIONAL, INC.

K.  ACQUISITIONS AND DISPOSITIONS - CONTINUED

recorded a $163,739 deferred gain related to this transaction for the year ended September 30, 2004. The gain will be recognized upon collection of the note receivable.


N.  SUBSEQUENT EVENTS (UNAUDITED)

OFFICE  BUILDING

On August 12, 2004, the Company entered into a purchase commitment to buy a 9,000 square foot office building for $512,739, payable with $86,279 cash at closing and the remainder with a fifteen year promissory note bearing interest at 7%. The Company closed this transaction in mid December 2004.

ACQUISITION  OF  NEW  YORK  CLUB

On September 15, 2004, the Company's wholly-owned subsidiary, RCI Entertainment New York, Inc., a New York corporation ("RCI New York"), entered into a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with
Peregrine Enterprises, Inc., a New York corporation ("Peregrine") and its shareholders, pursuant to which RCI New York agreed to purchase all of the shares of common stock of Peregrine. Peregrine owns and operates an adult entertainment cabaret located in midtown Manhattan. The cabaret club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square. The Stock Purchase Agreement provides for closing the transaction on or before December 1, 2004, subject to satisfaction of certain conditions, including obtaining adequate financing, the transfer of all existing licenses and permits to RCI New York, obtaining consent of the Landlord, execution of a Non-Disturbance Agreement, and other conditions consistent with transactions of this type. The closing has been extended to January 15, 2005.

Under the terms of the Stock Purchase Agreement, the purchase price of the transaction is $7,625,000, payable $2,500,000 in cash at closing and $5,125,000 payable in a promissory note bearing simple interest at the rate of 4.0% per annum (the "Promissory Note"). The Promissory Note is payable commencing 120 days after Closing as follows: (a) the payment of $58,333.33 per month for twenty-four (24) consecutive months; (b) the payment of $63,333.33 for twenty-four (24) consecutive months; (c) the payment of $68,333.33 for twelve
(12) consecutive months; and (d) a lump sum payment of the remaining balance to be paid on the sixty-first (61st) month. $2,000,000 of the principal amount of the Promissory Note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. The parties will also enter a Stock Pledge Agreement and Security Agreement to secure the Promissory Note.

Upon closing of the transaction, the owners of Peregrine will enter a five-year covenant not to compete with Peregrine, RCI New York or the Company. The Company intends to rename the cabaret club as "Rick's Cabaret" which will occupy 10,000 square feet on three levels, with an additional 4,000 square feet available for office space.

                       RICK'S CABARET INTERNATIONAL, INC.

N.  SUBSEQUENT EVENTS (UNAUDITED) - CONTINUED

The terms and conditions of the Stock Purchase Agreement were the result of extensive arm's length negotiations between the parties.

The Company has secured the financing for the retirement, acquisition and renovation of certain properties in three separate promissory notes pledging various real properties as collateral. The notes obtained are as follows:

     On November 15, 2004, the Company borrowed $590,000 at annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $5,694.

     On November 17, 2004, the Company borrowed $1,042,000 at 10% annual interest rate over a 10 year term. The monthly payment of principal and interest is $10,056.

     On November 30, 2004, the Company borrowed $900,000 at 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290.