Form 10QSB
period 2004-12-31
RICKS CABARET INTERNATIONAL INC
filed 2005-02-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2004

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-26958

                       RICK'S CABARET INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                  76-0458229
     (State or other jurisdiction                     IRS Employer
   of incorporation or organization)               Identification No.)

                                10959 Cutten Road
                              Houston, Texas 77066
          (Address of principal executive offices, including zip code)

                                 (281) 397-6730
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On February 4, 2004, there were 3,700,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART I      FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2004 (unaudited)
         and September 30, 2004 (audited) . . . . . . . . . . . . . . .    1

         Consolidated Statements of Operations for the three months
         ended December 31, 2004 and 2003 (unaudited) . . . . . . . . .    3

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2004 and 2003 (unaudited) . . . . . . . . .    4

         Notes to Consolidated Financial Statements . . . . . . . . . .    5

Item 2.  Management's Discussion and Analysis or Plan of                   8
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .   12



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   12

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I    FINANCIAL  INFORMATION

Item 1. Financial Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                12/31/04      9/30/04
                                              (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                   $ 3,438,214   $   278,185
  Accounts receivable
    Trade                                          71,641        72,909
      Other, net                                  200,471       203,343
  Marketable securities                            77,859       122,350
  Inventories                                     249,453       261,486
  Prepaid expenses and other current assets     1,029,146     1,010,416
                                              ------------  ------------
    Total current assets                        5,066,784     1,948,689
                                              ------------  ------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements    9,942,236     9,421,119
  Furniture and equipment                       2,254,818     2,210,054
                                              ------------  ------------
                                               12,197,054    11,631,173

  Accumulated depreciation                     (2,935,786)   (2,798,155)
                                              ------------  ------------
    Total property and equipment, net           9,261,268     8,833,018
                                              ------------  ------------

OTHER ASSETS
  Goodwill                                      1,982,848     1,982,848
  Other                                           448,401       435,204
                                              ------------  ------------
    Total other assets                          2,431,249     2,418,052
                                              ------------  ------------
    Total assets                              $16,759,301   $13,199,759
                                              ============  ============

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           12/31/04      9/30/04
                                                         (UNAUDITED)    (AUDITED)

CURRENT LIABILITIES
  Accounts payable - trade                               $   232,793   $   317,278
  Accrued liabilities                                        505,562       650,348
  Current portion of long-term debt                          571,841       516,845
                                                         ------------  ------------
    Total current liabilities                              1,310,196     1,484,471

Deferred gain on sale of subsidiary                          163,739       163,739
Long-term debt less current portion                        7,150,020     3,364,765
                                                         ------------  ------------
    Total liabilities                                      8,623,955     5,012,975
                                                         ------------  ------------

COMMITMENTS AND CONTINGENCIES                                    ---           ---

MINORITY INTERESTS                                            40,345        40,808

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                 ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,608,678 shares issued                       46,087        46,087
  Additional paid-in capital                              11,273,149    11,273,149
  Accumulated other comprehensive income                      64,512       109,002
  Accumulated deficit                                     (1,994,967)   (1,988,482)
  Less 908,530 shares of common stock held in treasury,
    at cost                                               (1,293,780)   (1,293,780)
                                                         ------------  ------------
    Total stockholders' equity                             8,095,001     8,145,976
                                                         ------------  ------------

    Total liabilities and stockholders' equity           $16,759,301   $13,199,759
                                                         ============  ============

                            RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                           2004            2003
                                                                        (UNAUDITED)    (UNAUDITED)
Revenues
  Sales of alcoholic beverages                                       $  1,443,453   $   1,847,921
  Sales of food and merchandise                                           405,173         390,153
  Service revenues                                                      1,574,591       1,348,863
  Internet revenues                                                       187,231         200,745
  Other                                                                    58,409          64,351
                                                                     -------------  --------------
                                                                        3,668,857       3,852,033
                                                                     -------------  --------------
Operating expenses
  Cost of goods sold                                                      471,692         508,869
  Salaries and wages                                                    1,343,538       1,287,987
  Other general and administrative
    Taxes and permits                                                     511,858         532,282
    Charge card fees                                                       64,558          65,897
    Rent                                                                  115,749         119,279
    Legal and professional                                                167,326         135,856
    Advertising and marketing                                             149,715         184,506
    Depreciation                                                          137,631         125,658
    Other                                                                 628,379         584,207
                                                                     -------------  --------------
                                                                        3,590,446       3,544,541
                                                                     -------------  --------------
Income from operations                                                     78,411         307,492

  Interest income                                                           9,188           5,755
  Interest expense                                                        (93,767)        (86,165)
  Minority interests                                                          463           9,526
  Other                                                                      (780)          2,648
                                                                     -------------  --------------
Net income (loss)                                                    $     (6,485)  $     239,256
                                                                     =============  ==============
Basic and diluted earnings per share:
  Net income (loss)                                                  $       0.00   $        0.06
                                                                     =============  ==============
Weighted average number of common shares outstanding                    3,700,148       3,700,148
                                                                     =============  ==============

Comprehensive income for the three months ended December 31, 2004 and 2003 was ($50,975) and $391,756, respectively. This includes the changes in available-for-sale securities and net income (loss).

                    RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    THREE MONTHS ENDED DECEMBER 31,
                                                           2004            2003
                                                        (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $     (6,485)  $     239,256
  Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
    Depreciation                                          137,631        125,658
    Minority interests                                       (463)         (9,526)
    Changes in operating assets and liabilities          (325,562)       (186,554)
                                                     -------------  --------------
  Cash provided by (used in) operating activities        (194,879)        168,834
                                                     -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (139,421)        (51,618)
  Decrease in notes receivable                             80,538           3,036
                                                     -------------  --------------
  Cash used in investing activities                       (58,883)        (48,582)
                                                     -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                          3,802,000             ---
  Payments on long-term debt                             (388,209)        (75,156)
                                                     -------------  --------------
  Cash provided by (used in) financing activities       3,413,791         (75,156)
                                                     -------------  --------------
NET INCREASE IN CASH                                    3,160,029          45,096

CASH AT BEGINNING OF PERIOD                               278,185         604,865
                                                     -------------  --------------
CASH AT END OF PERIOD                                $  3,438,214   $     649,961
                                                     =============  ==============

CASH PAID DURING PERIOD FOR:
  Interest                                           $     86,500   $      86,165
                                                     =============  ==============

Non-cash transaction:

During the quarter ended December 31, 2004, the Company purchased a 9,000 square feet office building for $516,499, payable with $90,039 cash at closing and a fifteen year promissory note, bearing interest rate at 7%, in the amount of $426,460.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

2.  STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation. The following presents pro forma net income (loss) and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                      2004            2003
                                                   (Unaudited)    (Unaudited)
  Net income (loss), as reported                 $     (6,485)  $     239,256
  Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                        (128,393)        (11,943)
                                                 -------------  --------------
  Pro forma net income (loss)                    $   (134,878)  $     227,313
                                                 =============  ==============
  Earnings per share:
    Basic and diluted - as reported              $       0.00   $        0.06
                                                 =============  ==============
    Basic and diluted - pro forma                $      (0.04)  $        0.06
                                                 =============  ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.  SEGMENT  INFORMATION

Below is the financial information related to the Company's segments:

                      THREE MONTHS ENDED DECEMBER 31,
                          2004             2003
                        (Unaudited)    (Unaudited)
REVENUES
  Club operations      $  3,481,626   $   3,651,288
  Internet websites         187,231         200,745
                       -------------  --------------
                       $  3,668,857   $   3,852,033
                       =============  ==============

NET INCOME (LOSS)
  Club operations      $    549,688   $     577,227
  Internet websites          31,186           3,881
  Corporate expenses       (587,359)       (341,852)
                       -------------  --------------
                       $     (6,485)  $     239,256
                       -------------  --------------


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

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

membership, however it believes these lives are appropriate and conservative, based on management's knowledge of its client base and membership usage at the clubs.

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income recognized would have been an increase of $6,002 and $6,357 for the three months ended December 31, 2004 and 2003, respectively. This would have also resulted in a deferred revenue balance of $6,309 and $53,193 for the three months ended December 31, 2004 and 2003, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of December 31, 2004 deferred revenues of $23,298 has been recorded related to such memberships.

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

7.  LONG-TERM  DEBT

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest are $5,694 and $10,056, respectively. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The money received from this financing will be used for the acquisition and renovation of the New York club.

8.  SUBSEQUENT  EVENTS

On January 18, 2005, the Company completed the acquisition of Peregrine Enterprises, Inc., which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). The Company provided a total consideration of $7.625 million for the assets and stock of the former Paradise Club, which had operated on the site for more than a decade. The transaction consisted of $2.5 million in cash and $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum, part of which is convertible to restricted shares of Rick's Cabaret common stock at prices ranging from $4.00 to $7.50 per share.

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

GENERAL

We presently conduct our business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San
     Antonio, Texas, and Minneapolis, Minnesota. We also own and operate a sports bar called "Hummers" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations.

2.   We  have  extensive  internet  activities.

     a) We currently own three adult Internet membership Web sites at www.couplestouch.com, www.M4Mcouples.com, and www.xxxpassword.com. We
          --------------------   ------------------      --------------------
          acquire  www.xxxpassword.com  site  content  from  wholesalers.
                   -------------------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

For the three months ended December 31, 2004, the Company had consolidated total revenues of $3,668,857 compared to consolidated total revenues of $3,852,033 for the three months ended December 31, 2003, a decrease of $183,176. The decrease in total revenues was primarily due to the sale of our subsidiary in the amount of $136,162, decrease in overall revenues generated by the Company's club businesses in the amount of $33,500, and a decrease of $13,514 by the Company's internet business. The decrease in overall revenues of the Company's club businesses was due to the impact of a presidential election month in November, which resulted in a 13.74% decrease in total revenues for the month, and a new competitive club opening and severe weather in Minneapolis. Total revenues for same-location-same-period of club operations decreased to $3,329,426 for the three months ended December 31, 2004 from $3,512,125 for same period ended
December 31, 2003, or by 5.20%. Management has developed and implemented a strategy to regain the market share in the Minneapolis location.

The cost of goods sold for the three months ended December 31, 2004 was 12.85% of total revenues compared to 13.21% for the three months ended December 31, 2003. The decrease was due primarily to the reduction in costs of maintaining our internet operations and an addition of XTC club, which has low cost of goods sold. The cost of goods sold for the club operations for the three months ended December 31, 2004 was 13.33% of total revenues compared to 13.39% for the three months ended December 31, 2003. We continue our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended December 31, 2004 was 4.16% compared to 10.09% for the three months ended December 31, 2003. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2004 was 13.85%, compared to 13.30% for the same period ended December 31, 2003.

Payroll and related costs for the three months ended December 31, 2004 were $1,343,538 compared to $1,287,987 for the three months ended December 31, 2003. The increase was primarily due to the increase in payroll in opening a new club and corporate activities. Payroll for same-location-same-period of club operations decreased to $995,549 for the three months ended December 31, 2004 from $1,055,377 for the same period ended December 31, 2003. Management has implemented labor cost reduction methods and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended December 31, 2004 were $1,775,216 compared to $1,747,685 for the three months ended December 31, 2003. The increase was due primarily to an increase in direct operating expenses, utilities, accounting, and depreciation from opening new locations and legal, financing, and traveling costs due to the acquisition of New York club. The total cost related to the acquisition of the New York club is estimated to be $90,000.

Interest expense for the three months ended December 31, 2004 was $93,767 compared to $86,165 for the three months ended December 31, 2003. The increase was primarily due to the increase in the Company's long-term debts as a result of acquiring the New York club. As of December 31, 2004, the balance of long term debt was $7,721,861 compared to $3,951,179 a year earlier.

Net income for the three months ended December 31, 2004 was a deficit of $6,485 compared to a net income of $239,256 for the three months ended December 31, 2003. The decrease in net income was primarily due to the decrease in the Company's club business and an increase of certain expenses related to the acquisition of the New York club. Net income for same-location-same-period of club operations decreased to $534,595 for the three months ended December 31, 2004 from $597,963 for same period ended December 31, 2003, or by 10.60%.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, the Company had a working capital of $3,756,588 compared to a working capital of $464,218 at September 30, 2004. The increase in working capital was primarily due to an increase in cash from new long-term debts, and other current assets offset by decreases in accounts payable, accrued liabilities and marketable securities. The value of available-for-sale marketable securities decreased by $44,491, primarily due to market price fluctuation.

Net cash used by operating activities in the three months ended December 31, 2004 was $194,879 compared to net cash provided of $168,834 for the three months ended December 31, 2003. The decrease in cash provided by operating activities was primarily due to a decrease in net income, accounts payable, and accrued expenses and an increase in other current assets.

The Company used $58,883 and $48,582 of cash in investing activities and provided $3,413,791 and used $75,156 of cash in financing activities during the three months ended December 31, 2004 and 2003, respectively.

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

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest are $5,694 and $10,056, respectively. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The money received from this financing is used for the acquisition and renovation of New York club.

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

GROWTH  STRATEGY

The Company believes that its club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York club, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be in leased premises.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.

Item 3.  Controls  and  Procedures.

As of the end of the period of this report, the Company's principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                              RICK'S CABARET INTERNATIONAL, INC.



Date: February 14, 2005                       By: /s/ Eric S. Langan
                                                 -------------------------------
                                                 Eric S. Langan
                                                 Chief Executive Officer and
                                                 Chief Financial Officer