Form 10QSB
period 2005-03-31
RICKS CABARET INTERNATIONAL INC
filed 2005-05-20
CIK 935419

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 4, 2005, there were 3,907,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]     No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005 (unaudited)
         and September 30, 2004 (audited) . . . . . . . . . . . . . . . .  1

         Consolidated Statements of Operations for the three months and six months ended March 31, 2005 and 2004 (unaudited) . . . . . .  3

         Consolidated Statements of Cash Flows for the six months
         ended March 31, 2005 and 2004 (unaudited)  . . . . . . . . . . .  4

         Notes to Consolidated Financial Statements . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis or Plan of Operations . . .  9

Item 3.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 15


PART II  OTHER INFORMATION

Item 2.  Unregistered sales of equity securities and use of proceeds  . . 15

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                  03/31/05          9/30/04
                                                (UNAUDITED)        (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                   $     1,611,907   $       275,243
  Accounts receivable
    Trade                                              97,539            72,909
    Other, net                                        304,927           204,093
  Marketable securities                                44,491           122,350
  Inventories                                         191,742           232,746
  Prepaid expenses and other current assets           296,625           976,577
  Net assets of discontinued operations                   ---            27,674
                                              ---------------   ---------------
    Total current assets                            2,547,231         1,911,592
                                              ---------------   ---------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements       10,681,587         9,394,619
  Furniture and equipment                           2,074,701         1,946,583
                                              ---------------   ---------------
                                                   12,756,288        11,341,202

  Accumulated depreciation                         (2,914,310)       (2,659,762)
                                              ---------------   ---------------
    Total property and equipment, net               9,841,978         8,681,440
                                              ---------------   ---------------

OTHER ASSETS
  Goodwill, net                                     1,898,926         1,898,926
  Other intangible assets, net                      7,842,798               ---
  Other                                               523,249           432,658
                                              ---------------   ---------------
    Total other assets                             10,264,973         2,331,584
                                              ---------------   ---------------
    Total assets                              $    22,654,182   $    12,924,616
                                              ===============   ===============

                    RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             03/31/05           9/30/04
                                                           (UNAUDITED)         (AUDITED)
CURRENT LIABILITIES
  Accounts payable - trade                               $       432,821   $       291,650
  Accrued liabilities                                            826,871           588,883
  Current portion of long-term debt                            1,034,192           492,310
                                                         ---------------   ---------------
    Total current liabilities                                  2,293,884         1,372,843

Deferred gain on sale of subsidiary                              163,739           163,739
Long-term debt less current portion                           11,523,855         3,201,250
                                                         ---------------   ---------------
    Total liabilities                                         13,981,478         4,737,832
                                                         ---------------   ---------------

COMMITMENTS AND CONTINGENCIES                                        ---               ---

MINORITY INTERESTS                                                47,223            40,808

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                     ---               ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,815,678 and 4,608,678 shares issued             48,157            46,087
  Additional paid-in capital                                  11,772,849        11,273,149
  Accumulated other comprehensive income                          31,143           109,002
  Accumulated deficit                                         (1,932,888)       (1,988,482)
  Less 908,530 shares of common stock held in treasury,
    at cost                                                   (1,293,780)       (1,293,780)
                                                         ---------------   ---------------
  Total stockholders' equity                                   8,625,481         8,145,976
                                                         ---------------   ---------------

  Total liabilities and stockholders' equity             $    22,654,182   $    12,924,616
                                                         ===============   ===============

                               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                       ENDED MARCH 31,                   ENDED MARCH 31,
                                                    2005             2004             2005             2004
                                                                  (UNAUDITED)                       (UNAUDITED)
Continuing Operations:
Revenues
  Sales of alcoholic beverages                 $    1,192,768   $    1,539,493   $    2,403,044   $    3,059,438
  Sales of food and merchandise                       413,996          395,605          791,098          759,324
  Service revenues                                  1,586,890        1,437,044        3,092,841        2,719,850
  Internet revenues                                   180,729          202,678          367,960          403,422
  Other                                                69,007          124,235          120,657          183,806
                                               --------------   --------------   --------------   ---------------
       Total revenues                               3,443,390        3,699,055        6,775,600        7,125,840
                                               --------------   --------------   --------------   ---------------
Operating expenses
  Cost of goods sold                                  448,165          441,026          845,935          874,784
  Salaries and wages                                1,203,595        1,227,837        2,411,544        2,384,172
  Other general and administrative
      Taxes and permits                               477,037          523,556          921,627          978,604
      Charge card fees                                 55,609           57,399          115,296          118,876
      Rent                                            105,875           84,431          177,823          158,802
      Legal and professional                          178,753          140,052          346,079          275,908
      Advertising and marketing                       215,796          200,575          357,602          370,619
      Depreciation and amortization                   140,453          130,493          267,242          247,352
      Other                                           618,081          479,884        1,177,199          999,687
                                               --------------   --------------   --------------   --------------
       Total operating expenses                     3,443,364        3,285,253        6,620,347        6,408,804
                                               --------------   --------------   --------------   --------------
Income (loss) from continuing operations                   26          413,802         (155,253)         717,036

Other income (expense):
  Interest income                                      11,556            9,060           20,745           14,815
  Interest expense                                   (167,835)         (78,371)        (256,949)        (159,323)
  Gain from sale of marketable securities                   -           16,878                -           16,878
  Minority interests                                   (6,877)           1,020           (6,414)          10,546
  Other                                                    46           (5,171)            (734)          (2,523)
                                               --------------   --------------   --------------   --------------
Net income (loss) from continuing
  operations                                         (163,084)         357,218          (88,099)         597,429

Discontinued operations:
  Income (loss) from discontinued operations          (66,825)          11,036         (148,294)          10,083
  Gain on sale of discontinued operations             291,987                -          291,987                -
                                               --------------   --------------   --------------   --------------
Net income                                     $       62,078   $      368,254   $       55,594   $      607,512
                                               ==============   ==============   ==============   ==============
Basic and diluted earnings per share:
 Income (loss) from continuing operations      $        (0.04)  $         0.10   $        (0.02)  $         0.16
 Income from discontinued operations                     0.06             0.00             0.04             0.00
                                               --------------   --------------   --------------   --------------
 Net income, basic                             $         0.02   $         0.10   $         0.02   $         0.16
                                               ==============   ==============   ==============   ==============
 Net income, diluted                           $         0.02   $         0.10   $         0.01   $         0.16
                                               ==============   ==============   ==============   ==============
Weighted average number of common
  shares outstanding:
    Basic                                           3,782,481        3,700,148        3,741,315        3,700,148
                                               ==============   ==============   ==============   ==============
    Diluted                                         3,964,987        3,700,148        3,923,821        3,700,148
                                               ==============   ==============   ==============   ==============

Comprehensive income for the six months ended March 31, 2005 and 2004 were ($22,265) and $644,970, respectively.
This includes the changes in available-for-sale securities and net income.

                   RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                2005            2004
                                                            (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                      $      55,594   $     607,512
        (Income) loss from discontinued operations               148,294         (10,083)
        Gain on sale of discontinued operations                 (291,987)            ---
                                                           -------------   -------------
    Income (loss) from continuing operations                     (88,099)        597,429
    Adjustments to reconcile income (loss) from
    continuing operations to cash provided by operating
    activities:
        Depreciation and amortization                            267,242         247,351
        Minority interests                                         6,414         (10,547)
        Gain on sale of marketable securities                        ---         (16,878)
        Stocks issued for professional services                   27,120             ---
        Changes in operating assets and liabilities              434,948        (326,462)
                                                           -------------   -------------
    Cash provided by operating activities                        647,625         490,893
                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                         (988,626)       (167,744)
    Proceeds from sale of discontinued operations                550,000          18,186
    Payments for notes receivable                                (10,012)            ---
    Acquisition of business, net of cash acquired             (2,650,000)       (265,000)
                                                           -------------   -------------
    Cash used in investing activities                         (3,098,638)       (414,558)
                                                           -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                  474,650             ---
    Proceeds from long-term debt                               3,802,000         300,000
    Payments on long-term debt                                  (488,973)       (320,624)
                                                           -------------   -------------
    Cash provided by (used in) financing activities            3,787,677         (20,624)
                                                           -------------   -------------
NET INCREASE IN CASH                                           1,336,664          55,711

CASH AT BEGINNING OF PERIOD                                      275,243         563,559
                                                           -------------   -------------
CASH AT END OF PERIOD                                      $   1,611,907   $     619,270
                                                           =============   =============
CASH PAID DURING PERIOD FOR:

    Interest                                               $     242,151   $     158,298
                                                           =============   =============

Non-cash transaction:

During the quarter ended December 31, 2004, the Company purchased a 9,000 square foot office building for $516,499, payable with $90,039 cash at closing and a fifteen-year promissory note, bearing interest rate at 7%, in the amount of $426,460.

On January 18, 2005, the Company purchased a club in New York for $7,775,000, payable with $2,500,000 cash at closing and a five-year secured convertible promissory note, bearing interest rate at 4%, in the amount of $5,125,000, and transaction costs of $150,000.

On March 31, 2005, 12,000 shares of restricted common stocks were issued as compensation pursuant to a consulting agreement for a total value of $27,120, and were issued as part of the transaction costs related to the club in New York.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

                                                       FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                          ENDED MARCH 31,                  ENDED MARCH 31,
                                                      2005             2004             2005             2004
Net income, as reported                          $       62,078   $      368,254   $       55,594   $      607,512
Less total stock-based employee compensation
expense determined under the fair value
based method for all awards                            (128,393)        (163,236)        (256,786)        (175,179)
                                                 --------------   --------------   --------------   --------------
Pro forma net income (loss)                      $      (66,315)  $      205,018   $     (201,192)  $      432,333
                                                 ==============   ==============   ==============   ==============
Earnings (loss) per share:
  Basic - as reported                            $         0.02   $         0.10   $         0.02   $         0.16
                                                 ==============   ==============   ==============   ==============
  Diluted - as reported                          $         0.02   $         0.10   $         0.01   $         0.16
                                                 ==============   ==============   ==============   ==============
  Basic and diluted - proforma                   $        (0.02)  $         0.06   $        (0.05)  $         0.12
                                                 ==============   ==============   ==============   ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.  COMMON STOCK

In January 2005 , 20,000 shares of stock option were exercised by the Company's employees and directors for $39,625.

In March 2005, we issued 150,000 shares of common stock to an unrelated investor and received proceeds of $375,000 and 12,000 shares of restricted common stock at a value of $2.26 per share pursuant to a consulting agreement 25,000 shares of stock option were exercised by the Company's employees for $60,025.

6.   SEGMENT INFORMATION

Below is the financial information related to the Company's segments:

                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                    ENDED MARCH 31,                   ENDED MARCH 31,
                                 2005             2004             2005             2004
REVENUES
  Club operations           $    3,262,661   $    3,496,377   $    6,407,640   $    6,722,418
  Internet websites                180,729          202,678          367,960          403,422
                            --------------   --------------   --------------   --------------
                            $    3,443,390   $    3,699,055   $    6,775,600   $    7,125,840
                            ==============   ==============   ==============   ==============
NET INCOME (LOSS)
  Club operations           $      317,999   $      738,471   $      947,568   $    1,326,180
  Internet websites                 27,226           22,027           58,412           25,908
  Corporate expenses              (508,309)        (403,280)      (1,094,079)        (754,659)
  Discontinued operations          225,162           11,036          143,693           10,083
                            --------------   --------------   --------------   --------------
                            $       62,078   $      368,254   $       55,594   $      607,512
                            ==============   ==============   ==============   ==============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

7.  REVENUE RECOGNITION

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income (loss) recognized would have been an increase of approximately $4,243 and $17,392 for the three months and an increase of $3,936 and $23,749 for the six months ended March 31, 2005 and 2004, respectively. This would have also resulted in a deferred revenue balance of approximately $2,066 and $35,801 for the six months ended March 31, 2005 and 2004, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of March 31, 2005 deferred revenues of $22,270 have been recorded related to such memberships.

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

8.  LONG-TERM DEBT

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694 and $10,056, respectively. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The money received from this financing will be used for the acquisition and renovation of the New York club.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

9.  ACQUISITIONS AND DISPOSITIONS

On January 18, 2005, the Company completed the acquisition of Peregrine Enterprises, Inc., which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). The total consideration was for $7.775 million for the assets and stock of the former Paradise Club, which had operated on the site for more than a decade. The transaction consisted of $2.5 million in cash and $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at end of five years, part of which is convertible to restricted shares of Rick's Cabaret common stock at prices ranging from $4.00 to $7.50 per share, and transaction costs of $150,000. The results of operations of the club are included in our consolidated statement of operations from January 18, 2005.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

     Current assets               $     150,000
     Discounted lease                   446,486
     Non-compete agreement              100,000
     License                          7,307,514
     Current liabilities assumed       (229,000)
                                  -------------
     Net assets acquired          $   7,775,000

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                        ENDED MARCH 31,         ENDED MARCH 31,
                                      2005         2004        2005        2004
Revenues                            3,443,390    4,269,769   7,261,600   8,295,041
Net Income (loss) from continuing
    Operations                       (163,084)     123,981    (368,099)    213,984
Net income (loss)                      62,078      135,017    (224,406)    224,067

Net income (loss) per share -
    basic and diluted                    0.02         0.04       (0.06)       0.06

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

On February 13, 2005, the Company entered into an option agreement to acquire a 30,000 square foot nightclub in Charlotte, North Carolina. The Company has begun operating the club previously known as 'The Manhattan Club' (5300 Old Pineville Road) under a management and licensing agreement. The venue has been renamed Rick's Cabaret. The option agreement, which will expire on June 1, 2005, calls for Rick's Cabaret to acquire Top Shelf LLC, for $1,000,000 through the issuance of 180,000 shares of restricted common stock and a seven-year promissory note. The acquisition is expected to be completed within twelve weeks, after approval of licenses and authorizations required to run the business and other conditions consistent with transactions of this type. The results of operations of the club are included in the Company's consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club's operation under our management.

On March 31, 2005, the Company completed the sale of one of its clubs known as 'Rick's South' to MBG Acquisition LLC for $550,000 cash. In connection with the sale, the Company recorded a gain of $291,987. The club's business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club's results of operations and cash flows have been removed from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet.

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

GENERAL

We presently conduct our business in two different areas of operation:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas; Minneapolis, Minnesota; and New York, New York. We also own and operate a sports bar called "Hummers" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations. On January 18, 2005, we completed the acquisition of Peregrine Enterprises, Inc., which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street) and will name it 'Rick's Cabaret'. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results of operations have been provided. The club is currently undergoing renovation with anticipated grand-opening in early summer. On February 15, 2005, we entered into an option agreement to acquire a 30,000 square foot nightclub in Charlotte, NC. We have begun operating the club previously known as 'The Manhattan Club' (5300 Old Pineville Road) under a management and licensing agreement as Rick's Cabaret. The results of operations of the club are included in our consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club's operations under our management. On March 31, 2005, we sold one of our clubs known as Rick's South.

2.   We  have  extensive  internet  activities.

     a) We currently own three adult Internet membership Web sites at www.couplestouch.com, www.M4Mcouples.com, and www.xxxpassword.com. We
          --------------------   ------------------  -----------------------
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

For the three months ended March 31, 2005, the Company had consolidated total revenues of $3,443,390 compared to consolidated total revenues of $3,699,055 for the three months ended March 31, 2004, a decrease of $255,665 or 6.91%. The decrease in total revenues was primarily attributable to the decrease in revenues generated by the Company's club businesses in the amount of $233,716, a 6.68% decrease from a year ago, plus a decrease of $21,949 by the Company's internet business. The Company's club operations in Houston benefited from the Super Bowl in the previous year. Total revenues for same-location-same-period of club operations decreased to $2,953,105 for the three months ended March 31, 2005 from $3,311,334 for same period ended March 31, 2004, or by 10.82%.

The cost of goods sold for the three months ended March 31, 2005 was 13.02% of total revenues compared to 11.92% for the three months ended March 31, 2004. The increase was due primarily to the overall increase in alcoholic beverages prices offset by reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended March 31, 2005 was 13.45% compared to 11.94% for the three months ended March 31, 2004. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended March 31, 2005 was 5.21% compared to 11.56% for the three months ended March 31, 2004. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2005 was 13.12%, compared to 12.00% for the same period ended March 31, 2004.

Payroll and related costs for the three months ended March 31, 2005 were $1,203,595 compared to $1,227,837 for the three months ended March 31, 2004. Payroll for same-location-same-period of club operations decreased to $851,017 for the three months ended March 31, 2005 from $927,196 for the same period ended March 31, 2004. Management has implemented labor cost reduction and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended March 31, 2005 were $1,791,604 compared to $1,616,390 for the three months ended March 31, 2004. The increase was due primarily to an increase in legal and accounting, rent, advertising and marketing, indirect operating expenses, travel and lodging, and utilities from adding two new locations in New York, New York and Charlotte, North Carolina. The total cost related to the addition of New York club for the three months ended March 31, 2005 is estimated to be $44,300.

Interest expense for the three months ended March 31, 2005 was $167,835 compared to $78,371 for the three months ended March 31, 2004. The increase was attributable to the Company's obtaining new debts to finance the purchase of a club in New York. The total interest expense related to the addition of New York club for the three months ended March 31, 2005 is estimated to be $96,100. As of March 31, 2005, the balance of long-term debts was $12,558,047 compared to $3,994,881 a year earlier.

Net income for the three months ended March 31, 2005 was $62,078 compared to a net income of $368,254 for the three months ended March 31, 2004. The decrease in net income was primarily due to the decrease in revenues in the Company's club business, increase in operating expenses due to managing two new locations in New York and North Carolina, increase in interest expenses related to the acquisition of a Club in New York, and loss due to discontinued operations, offset by a gain on the sale of discontinued operations. Net income for same-location-same-period of club operations was $525,873 for the three months ended March 31, 2005 compared with net income of $759,013 for same period ended March 31, 2004, a decrease of 30.72%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

For the six months ended March 31, 2005, the Company had consolidated total revenues of $6,775,600 compared to consolidated total revenues of $7,125,840 for the six months ended March 31, 2004, a decrease of $350,240 or 4.92%. The decrease in total revenues was primarily attributable to the decrease in overall revenues generated by the Company's club businesses in the amount of $314,777, a decrease of 4.68%, plus a decrease of $35,462 by the Company's internet business. The Company's club operations in Houston benefited from the Super Bowl in the previous year. Total revenues for same-location-same-period of club operations decreased to $5,945,885 for the six months ended March 31, 2005 from $6,398,211 for same period ended March 31, 2004, or by 7.07%. The decrease in internet revenues was due to the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the six months ended March 31, 2005 was 12.48% of total revenues compared to 12.27% for the six months ended March 31, 2004. This increase is attributable to the increase in alcoholic beverages prices, offset by reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the six months ended March 31, 2005 was 12.93% and 12.36% for the six months ended March 31, 2004. Management continued its efforts to achieve reductions in cost of goods sold through improved inventory management. The Company continues a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the six months ended March 31, 2005 was 4.68% compared to 10.82% for the six months ended March 31, 2004. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2005 was 13.03%, compared to 12.33% for the same period ended March 31, 2004.

Payroll and related costs for the six months ended March 31, 2005 were $2,411,544 compared to $2,384,172 for the six months ended March 31, 2004. This increase was the result of additional personnel required to manage the Company's new locations, offset by labor cost reduction in the Company's existing club operations. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2005 were $3,362,868 compared to $3,149,848 for the six months ended March 31, 2004. The increase was due primarily to an increase in legal and accounting, rent, advertising and marketing, indirect operating expenses, travel and lodging, and utilities from adding two new locations in New York, New York and Charlotte,

North Carolina. The total cost related to the addition of New York club for the six months ended March 31, 2005 is estimated to be $130,000.

Interest expense for the six months ended March 31, 2005 was $256,949 compared to $159,323 for the six months ended March 31, 2004. The increase was attributable to the Company obtaining additional debt to finance the purchase of a club in New York. The total interest expense related to the addition of New York club for the six months ended March 31, 2005 is estimated to be $96,100. As of March 31, 2005, the balance of long-term debts was $12,558,047 compared to $3,994,881 a year earlier.

Net income for the six months ended March 31, 2005 was $55,594 compared to net income of $607,512 for the six months ended March 31, 2004. The decrease in net income was primarily due to the decrease in revenues in the Company's club business, increase in operating expenses due to managing two new locations in New York and North Carolina, increase in interest expenses related to the acquisition of a Club in New York, and loss due to discontinued operations, offset by a gain on the sale of discontinued operations. Net income for same-location-same-period of club operations decreased to $1,136,087 for the six months ended March 31, 2005 from $1,355,681 for same period ended March 31, 2004, or by 16.20%. Management currently believes that the Company is in the position to become profitable by the end of fiscal 2005, but there are no guarantees with the uncertainties of our new clubs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had working capital of $253,347 compared to working capital of $538,749 at September 30, 2004. The decrease in working capital was primarily due to increases in accounts payable, current portion of new long-term debts, and accrued liabilities, decreases in inventory, prepaid expenses and other current assets, and marketable securities, offset by increases in cash and accounts receivable - other. The value of available-for-sale marketable securities decreased by $77,859, primarily due to market price fluctuation.

Net cash provided by operating activities in the six months ended March 31, 2005 was $647,625 compared to net cash provided of $490,893 for the six months ended March 31, 2004. The increase in cash provided by operating activities was primarily due to an increase in accounts payable, and accrued liabilities and a decrease in accounts receivable - other.

The Company used $3,098,638 and $414,558 of cash in investing activities and provided $3,787,677 and used $20,624 of cash in financing activities during the six months ended March 31, 2005 and 2004, respectively.

The Company's need for capital historically was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. The Company also has historically utilized capital to repurchase its common stock as part of the Company's share repurchase program.

On September 16, 2003, the Company was authorized by its board of directors to repurchase up to $500,000 worth of the Company's common stock. No shares have been purchased under this plan.

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest are $5,694 and $10,056, respectively. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The money received from this financing will be used for the acquisition and renovation of New York club.

The Company also entered into a promissory note on January 18, 2005, for $5,125,000 bearing simple interest at the rate of 4.0% per annum with a balloon payment at end of five years, part of which is convertible to restricted shares of Rick's Cabaret common stock at prices ranging from $4.00 to $7.50 per share.

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

GROWTH STRATEGY

The Company believes that its club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York club, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be on leased premises.

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

PART II   OTHER INFORMATION

Item 2.   Unregistered sales of equity securities and use of proceeds

During our quarter ended March 31, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1. In March 2005, we issued 150,000 shares of common stock to one investor and received proceeds of $375,000.

2. In March 2005, 12,000 shares of restricted common stock were issued at a value of $2.26 per share pursuant to a consulting agreement.

Item 6.   Exhibits.

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


                                        RICK'S CABARET INTERNATIONAL, INC.


Date:  May 19, 2005                By:  /s/ Eric S. Langan
                                        --------------------------
                                        Eric S. Langan
                                        Chief Executive Officer and acting Chief
                                        Financial Officer