Form 10QSB
period 2005-06-30
RICKS CABARET INTERNATIONAL INC
filed 2005-08-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On August 9, 2005, there were 4,087,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                       RICK'S CABARET INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005 (unaudited)
         and September 30, 2004 (audited). . . . . . . . . . . . . . . . . 1

         Consolidated Statements of Operations for the three months and nine months ended June 30, 2005 and 2004 (unaudited). . . . . . . 3

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2005 and 2004 (unaudited). . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements. . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis or Plan of Operations. . . .10

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .16



PART II  OTHER INFORMATION

Item 2.  Unregistered sales of equity securities and use of proceeds . . .17

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .17

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .18

PART I          FINANCIAL  INFORMATION

Item 1.   Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------

                                                      06/30/05           9/30/04
                                                   (UNAUDITED)         (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                   $       477,729   $       275,243
  Accounts receivable
    Trade                                              89,625            72,909
    Other, net                                        166,016           204,093
  Marketable securities                                31,143           122,350
  Inventories                                         227,407           232,746
  Prepaid expenses and other current assets           315,231           976,577
  Net assets of discontinued operations                   ---            27,674
                                              ----------------  ----------------
    Total current assets                            1,307,151         1,911,592
                                              ----------------  ----------------

PROPERTY AND EQUIPMENT
  Buildings, land and leasehold improvements       12,534,604         9,394,619
  Furniture and equipment                           2,342,859         1,946,583
                                              ----------------  ----------------
                                                   14,877,463        11,341,202

Accumulated depreciation                           (3,046,133)       (2,659,762)
                                              ----------------  ----------------
    Total property and equipment, net              11,831,330         8,681,440
                                              ----------------  ----------------

OTHER ASSETS
  Goodwill, net                                     2,326,031         1,898,926
  Other intangible assets, net                      7,831,597               ---
  Other                                               491,934           432,658
                                              ----------------  ----------------
    Total other assets                             10,649,562         2,331,584
                                              ----------------  ----------------
    Total assets                              $    23,788,043   $    12,924,616
                                              ================  ================

          See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                06/30/05            9/30/04
                                                             (UNAUDITED)          (AUDITED)

CURRENT LIABILITIES
  Accounts payable - trade                               $       403,740   $       291,650
  Accrued liabilities                                          1,057,094           588,883
  Current portion of long-term debt                            1,041,826           492,310
                                                         ----------------  ----------------
    Total current liabilities                                  2,502,660         1,372,843

Deferred gain on sale of subsidiary                              163,739           163,739
Long-term debt less current portion                           11,798,023         3,201,250
                                                         ----------------  ----------------
    Total liabilities                                         14,464,422         4,737,832
                                                         ----------------  ----------------

COMMITMENTS AND CONTINGENCIES                                        ---               ---

MINORITY INTERESTS                                                47,169            40,808

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                     ---               ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 4,995,678 and 4,608,678 shares issued             49,957            46,087
  Additional paid-in capital                                  12,446,049        11,273,149
  Accumulated other comprehensive income                          17,796           109,002
  Accumulated deficit                                         (1,943,570)       (1,988,482)
  Less 908,530 shares of common stock held in treasury,
    at cost                                                   (1,293,780)       (1,293,780)
                                                         ----------------  ----------------
    Total stockholders' equity                                 9,276,452         8,145,976
                                                         ----------------  ----------------

    Total liabilities and stockholders' equity           $    23,788,043   $    12,924,616
                                                         ================  ================

          See accompanying notes to consolidated financial statements.

                              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                                          2005              2004             2005              2004
                                                                     (UNAUDITED)                        (UNAUDITED)
Continuing Operations:
Revenues:
  Sales of alcoholic beverages                 $     1,363,425   $     1,269,908   $    3,766,469   $    4,329,346
  Sales of food and merchandise                        414,348           394,785        1,205,446        1,154,109
  Service revenues                                   1,673,269         1,594,664        4,766,110        4,314,514
  Internet revenues                                    200,876           200,300          568,836          603,723
  Other                                                 77,093            61,961          197,751          245,767
                                               ----------------  ----------------  ---------------  ---------------
    Total revenues                                   3,729,011         3,521,618       10,504,612       10,647,459
                                               ----------------  ----------------  ---------------  ---------------
Operating expenses:
  Cost of goods sold                                   438,444           353,359        1,284,378        1,228,144
  Salaries and wages                                 1,315,625         1,292,352        3,727,169        3,676,524
  Other general and administrative:
    Taxes and permits                                  484,244           459,866        1,405,870        1,438,470
    Charge card fees                                    52,353            64,423          167,649          183,299
    Rent                                               128,874            97,800          306,697          256,602
    Legal and professional                             156,750           130,336          502,829          406,244
    Advertising and marketing                          185,963           246,246          543,566          616,865
    Depreciation and amortization                      141,532           122,315          408,773          369,666
    Other                                              661,623           538,591        1,838,823        1,538,278
                                               ----------------  ----------------  ---------------  ---------------
     Total operating expenses                        3,565,408         3,305,288       10,185,754        9,714,092
                                               ----------------  ----------------  ---------------  ---------------

Income from continuing operations                      163,603           216,330          318,858          933,367

Other income (expense):
  Interest income                                        6,868             6,270           27,611           21,085
  Interest expense                                    (181,348)          (83,014)        (438,298)        (242,337)
  Gain from sale of marketable securities                    -             2,929                -           19,807
  Minority interests                                        53           (17,471)          (6,360)          (6,925)
  Other                                                    143               451             (591)          (2,071)
                                               ----------------  ----------------  ---------------  ---------------
Net income (loss) from continuing
  operations                                           (10,681)          125,495          (98,780)         722,926

Discontinued operations:
  Income (loss) from discontinued operations                 -           (34,920)        (148,294)         (24,839)
  Gain on sale of discontinued operations                    -                 -          291,987                -
                                               ----------------  ----------------  ---------------  ---------------
Net income (loss)                              $       (10,681)  $        90,575   $       44,913   $      698,087
                                               ================  ================  ===============  ===============
Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations     $          0.00   $          0.03   $        (0.03)  $         0.20
  Income (loss) from discontinued operations              0.00             (0.01)            0.04            (0.01)
                                               ----------------  ----------------  ---------------  ---------------
Net income (loss), basic                       $          0.00   $          0.02   $         0.01   $         0.19
                                               ================  ================  ===============  ===============
Net income (loss), diluted                     $          0.00   $          0.02   $         0.01   $         0.19
                                               ================  ================  ===============  ===============
Weighted average number of common
  shares outstanding:
    Basic                                            3,967,148         3,700,148        3,816,592        3,700,148
                                               ================  ================  ===============  ===============
    Diluted                                          3,967,148         3,700,148        3,938,960        3,700,148
                                               ================  ================  ===============  ===============

Comprehensive income for the three months ended June 30, 2005 and 2004 were ($24,029) and $19,874, and for the nine months were ($46,294) and $664,844, respectively. This includes the changes in available-for-sale securities and net income (loss).

          See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                 2005            2004
                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $      44,913   $     698,087
    Loss from discontinued operations                        148,294          24,839
    Gain on sale of discontinued operations                 (291,987)            ---
                                                       --------------  --------------
  Income (loss) from continuing operations                   (98,780)        722,926
  Adjustments to reconcile income (loss) from
  continuing operations to cash provided by operating
  activities:
    Depreciation and amortization                            408,773         369,666
    Minority interests                                         6,360           6,925
    Gain on sale of marketable securities                        ---         (19,807)
    Common Stock issued for professional services             27,120             ---
    Changes in operating assets and liabilities              600,686        (666,995)
                                                       --------------  --------------
  Cash provided by operating activities                      944,159         412,715
                                                       --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (2,469,609)       (288,625)
  Proceeds from sale of marketable securities                    ---          21,460
  Proceeds from sale of discontinued operations              550,000             ---
  Payments for notes receivable                               21,303           3,023
  Acquisitions of businesses, net of cash acquired        (2,587,846)       (265,000)
                                                       --------------  --------------
  Cash used in investing activities                       (4,486,152)       (529,142)
                                                       --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                         474,650             ---
  Proceeds from long-term debt                             4,062,000         300,000
  Payments on long-term debt                                (792,171)       (386,530)
                                                       --------------  --------------
  Cash provided by (used in) financing activities          3,744,479         (86,530)
                                                       --------------  --------------
NET INCREASE (DECREASE) IN CASH                              202,486        (202,957)

CASH AT BEGINNING OF PERIOD                                  275,243         563,559
                                                       --------------  --------------
CASH AT END OF PERIOD                                  $     477,729   $     360,602
                                                       ==============  ==============
CASH PAID DURING PERIOD FOR:
  Interest                                             $     435,999   $     244,431
                                                       ==============  ==============

Non-cash transactions:

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

     On March 31, 2005, 12,000 shares of restricted common stock were issued as compensation pursuant to a consulting agreement for a total value of $27,120, and were issued as part of the transaction costs related to the club in New York.

     On June 10, 2005, the Company purchased a club in Charlotte, North Carolina for $1,000,000, payable with a seven-year promissory note bearing interest at a rate of 7%, in the amount of $325,000 and 180,000 shares of common stock valued at $675,000.

          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

                                               FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                               ENDED JUNE 30,                    ENDED JUNE 30,

                                                          2005            2004              2005             2004
Net income (loss), as reported                 $      (10,681)  $       90,575   $       44,913   $      698,087
Less total stock-based employee compensation
expense determined under the fair value
based method for all awards                          (128,393)         (11,943)        (385,179)        (187,122)
                                               ---------------  ---------------  ---------------  ---------------
Pro forma net income (loss)                    $     (139,074)  $       78,632   $     (340,266)  $      510,965
                                               ===============  ===============  ===============  ===============
Earnings (loss) per share:
  Basic - as reported                          $         0.00   $         0.02   $         0.01   $         0.19
                                               ===============  ===============  ===============  ===============
  Diluted - as reported                        $         0.00   $         0.02   $         0.01   $         0.19
                                               ===============  ===============  ===============  ===============

  Basic and diluted - pro forma                $        (0.04)  $         0.02   $        (0.09)  $         0.14
                                               ===============  ===============  ===============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

3.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.   COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.   COMMON STOCK

In January 2005, 20,000 stock options were exercised by the Company's employees and directors for $39,625. In March 2005, the Company issued 150,000 shares of common stock to an unrelated investor and received proceeds of $375,000, 12,000 shares of restricted common stock were issued at a value of $2.26 per share pursuant to a consulting agreement, and 25,000 stock options were exercised by the Company's employees for $60,025. On June 10, 2005, the Company issued 180,000 shares of common stock pursuant to the purchase of a club in Charlotte, North Carolina. See Note 9.

6.   SEGMENT INFORMATION

Below is the financial information related to the Company's segments:

                                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                       2005             2004             2005             2004
REVENUES
  Club operations           $    3,528,135   $    3,321,318   $    9,935,776   $   10,043,736
  Internet websites                200,876          200,300          568,836          603,723
                            ---------------  ---------------  ---------------  ---------------
                            $    3,729,011   $    3,521,618   $   10,504,612   $   10,647,459
                            ===============  ===============  ===============  ===============
NET INCOME (LOSS)
  Club operations           $      466,967   $      508,275   $    1,414,536   $    1,834,454
  Internet websites                 39,893           36,227           98,304           62,135
  Corporate expenses              (517,541)        (419,007)      (1,611,620)      (1,173,663)
  Discontinued operations              ---          (34,920)         143,693          (24,839)
                            ---------------  ---------------  ---------------  ---------------
                            $      (10,681)  $       90,575   $       44,913   $      698,087
                            ===============  ===============  ===============  ===============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

7.   REVENUE RECOGNITION

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, and services at the point-of-sale upon receipt of cash, check, or credit card charge. This includes daily, annual and lifetime VIP memberships.

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income (loss) recognized would have been an increase of approximately $1,721 and $13,675 for the three months and an increase of $3,591 and $37,424 for the nine months ended June 30, 2005 and 2004, respectively. This would have also resulted in a deferred revenue balance of approximately $345 and $22,126 as of June 30, 2005 and 2004, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of June 30, 2005 deferred revenues of $21,994 have been recorded related to such memberships.

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

8.   LONG-TERM DEBT

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694 and $10,056, respectively. The note is secured by the Company's properties located at 2023 Sable Lane, San Antonio and at 410 N. Sam Houston PKWY E., Houston, Texas. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. The note is secured by the Company's properties located in 3501 Andtree, Austin and at 5718 Fairdale, Houston, Texas. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The note is secured by the Company's property located at 3113 Bering Drive, Houston, Texas.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

8.   LONG-TERM DEBT (continued)

The money received from this financing was used for the acquisition and renovation of the New York club.

On June 17, 2005, the Company borrowed $160,000 from a shareholder and $100,000 from an unrelated individual at an annual interest rate of 12% and 11% over 3 and 10 year term, respectively.

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

     Current assets               $     150,000
     Discounted lease                   446,486
     Non-compete agreement              100,000
     License                          7,307,514
     Current liabilities assumed       (229,000)
                                  --------------
     Net assets acquired          $   7,775,000

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

9.   ACQUISITIONS AND DISPOSITIONS (continued)

                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                              2005            2004            2005           2004
Revenues                            $   3,729,011   $   4,183,244   $  10,990,612   $  12,478,285
Net income (loss) from continuing
  operations                              (10,681)        138,309        (378,780)        352,293
Net income (loss)                   $     (10,681)  $     100,868   $    (235,087)  $     324,935

Net income (loss) per share -
  basic and diluted                 $        0.00   $        0.03   $       (0.06)  $        0.09

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

On June 10, 2005, the Company completed the acquisition of a 30,000 square foot nightclub in Charlotte, North Carolina, which was previously known as 'The Manhattan Club' (5300 Old Pineville Road). The venue has been renamed Rick's Cabaret. The purchase price was $1,000,000 through the issuance of 180,000 shares of restricted common stock valued at $675,000 and a seven-year promissory note of $325,000, bearing interest at a rate of 7%. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc. The results of operations of the club are included in the Company's consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club's operation under our management.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

9.   ACQUISITIONS AND DISPOSITIONS (continued)

     Current assets                          $     104,595
     Property & equipment, net depreciation        640,192
     Goodwill                                      427,105
     Other assets                                    1,510
     Current liabilities assumed                  (173,402)
                                             --------------
     Net assets acquired                     $   1,000,000

10. SUBSEQUENT EVENTS

On July 12, 2005, the Company organized RCI Dating Services, Inc. ("RCI Dating"), which operates as an addition to the Company's internet operations, to acquire CouplesClick.net from ClickMatch LLC ("ClickMatch"). The Company transferred its ownership in CouplesTouch.com to RCI Dating and as a result of the transaction the Company obtained an 85% interest in RCI Dating with the other 15% owned by ClickMatch.

On July 20, 2005, the Company issued 40,000 stock options to its Board of Directors.

On July 22, 2005, the Company entered into a secured convertible debenture with one of its shareholders for a principal sum of $660,000, which includes the loan on June 17, 2005, in the amount of $160,000. The term is for three years and interest rate is at 12% per annum. The debenture matures on August 1, 2008. The Company also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by Company's ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries.

In July 2005, the Company received additional borrowing in the amount of $100,000 from the same unrelated individual who advanced $100,000 in June 2005, and with whom the Company had two existing notes. The term is for 10 years and the interest rate is 11% per annum. On August 15, 2005, the notes were amended and the amounts from June and July were included in one of the notes, for a combined total of $1,341,520.34 payable to this individual.

On July 27, 2005, the Company issued subscription agreements for 200,000 shares valued at $400,000.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
          -----------------------------------------------------------

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

GENERAL

We presently conduct our business in two different areas of operation:

     1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate eight adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas; Minneapolis, Minnesota; Charlotte,
          North Carolina, and New York, New York. We also own and operate a sports bar called "Hummers" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations. On January 18, 2005, we completed the acquisition of Peregrine Enterprises, Inc., which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results of operations have been provided. The club is currently undergoing renovation with an anticipated grand-opening in September as 'Rick's Cabaret'. On March 31, 2005, we sold one of our clubs known as Rick's South. On June 10, 2005, we completed the acquisition of a 30,000 square foot nightclub in Charlotte, North Carolina. We have changed the name of the club from 'The Manhattan Club' (5300 Old Pineville Road) to 'Rick's Cabaret'. The results of operations of the club are included in our consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club's operations under our management.

     2.   We  have  extensive  internet  activities.


          a) We currently own three adult Internet membership Web sites at www.couplestouch.com, www.M4Mcouples.com, and
               --------------------   ------------------
               www.xxxpassword.com.  We acquire www.xxxpassword.com site content
               -------------------              -------------------
               from  wholesalers.

          b)   We  operate an online auction site www.naughtybids.com. This site
                                                  -------------------
               provides our customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging fees for each transaction conducted on the automated site.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking, and other products and services. Our internet revenues are derived from subscriptions to adult content internet websites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities. Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

For the three months ended June 30, 2005, the Company had consolidated total revenues of $3,729,011 compared to consolidated total revenues of $3,521,618 for the three months ended June 30, 2004, an increase of $207,393 or 5.89%. The increase in total revenues was primarily attributable to the revenues generated by the Company's new club in Charlotte, North Carolina, and by the increase in revenues generated by the Company's existing club businesses in the amount of $206,817, a 6.23% increase from a year ago. Total revenues for same-location-same-period of club operations increased to $3,262,362 for the three months ended June 30, 2005 from $3,179,315 for same period ended June 30, 2004, or by 2.61%. The increase was primarily attributable to the increase in revenues in the Company's club operations.

The cost of goods sold for the three months ended June 30, 2005 was 11.76% of total revenues compared to 10.03% for the three months ended June 30, 2004. The increase was due primarily to the addition of Rick's clubs, which have a higher cost of goods sold, offset by a reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended June 30, 2005 was 12.19% compared to 10.22% for the three months ended June 30, 2004. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended June 30, 2005 was 4.22% compared to 6.88% for the three months ended June 30, 2004. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2005 was 12.10%, compared to 10.23% for the same period ended June 30, 2004.

Payroll and related costs for the three months ended June 30, 2005 were $1,315,625 compared to $1,292,352 for the three months ended June 30, 2004. Payroll for same-location-same-period of club operations decreased to $914,238 for the three months ended June 30, 2005 from $988,127 for the same period ended June 30, 2004. Management has implemented labor cost reduction initiative and currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2005 were $1,811,339 compared to $1,659,577 for the three months ended June 30, 2004. The increase was due primarily to increase in legal and professional, rent, indirect operating expenses, travel and lodging, and utilities from adding two new locations in New York, New York and Charlotte, North Carolina.

Interest expense for the three months ended June 30, 2005 was $181,348 compared to $83,014 for the three months ended June 30, 2004. The increase was attributable to the Company's obtaining new debt to finance the purchase of a club in New York. As of June 30, 2005, the balance of long-term debt was $12,839,849 compared to $3,923,356 a year earlier.

Net loss for the three months ended June 30, 2005 was ($10,681) compared to net income of $90,575 for the three months ended June 30, 2004. The decrease in net income was primarily due to increase in operating expenses due to managing two new locations in New York and North Carolina and increase in interest expenses related to the acquisition of a club in New York. Net income for same-location-same-period of club operations increased to $783,755 for the three months ended June 30, 2005 from $548,881 for same period ended June 30, 2004, or by 42.79%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004

For the nine months ended June 30, 2005, the Company had consolidated total revenues of $10,504,612 compared to consolidated total revenues of $10,647,459 for the nine months ended June 30, 2004, or a decrease of $142,847. The decrease in total revenues was primarily attributable to the decrease in overall revenues generated by the Company's club business in previous quarters plus a decrease of $34,887 by the Company's internet business. The Company's club operations in Houston benefited from the Super Bowl in the previous year. Total revenues for same-location-same-period of club operations decreased to $9,539,247 for the nine months ended June 30, 2005 from $9,610,536 for same period ended June 30, 2004, or by 0.74%. The decrease in internet revenues was due to the Company's transition from programs which generate high revenues with very low margins to programs which will produce higher margins from lower revenues.

The cost of goods sold for the nine months ended June 30, 2005 was 12.23% of total revenues compared to 11.53% for the nine months ended June 30, 2004. This increase is attributable to the addition of Rick's club, which have higher cost of goods sold, offset by reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the nine months ended June 30, 2005 was 12.69% and 11.66% for the nine months ended June 30, 2004. The cost of goods sold from our internet operations for the nine months ended June 30, 2005 was 4.52% compared to 9.52% for the nine months ended June 30, 2004. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2005 was 12.35%, compared to 11.61% for the same period ended June 30, 2004.

Payroll and related costs for the nine months ended June 30, 2005 were $3,727,169 compared to $3,676,524 for the nine months ended June 30, 2004. This increase was the result of additional personnel added to the Company's new club operations offset by labor cost reduction in the Company's existing club operations. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2005 were $5,174,207 compared to $4,809,424 for the nine months ended June 30, 2004. The increase was due primarily to an increase in legal and professional, rent, indirect operating expenses, travel and lodging, and utilities from opening new locations in New York, New York and Charlotte, North Carolina.

Interest expense for the nine months ended June 30, 2005 was $438,298 compared to $242,337 for the nine months ended June 30, 2004. The increase was attributable to the Company obtaining new debt to finance the purchase of a club in New York. As of June 30, 2005, the balance of long-term debt was $12,839,849 compared to $3,923,356 a year earlier.

Net income for the nine months ended June 30, 2005 was $44,913 compared to $698,087 for the nine months ended June 30, 2004. The decrease in net income was primarily due to the increase in operating expenses due to managing two new locations in New York and North Carolina and increase in interest expense related to the acquisitions of a club in New York. Net income for same-location-same-period of club operations increased to $1,973,572 for the nine months ended June 30, 2005 from $1,899,491 for same period ended June 30, 2004, or by 3.90%. Management currently believes that the Company is in position to continue to be profitable in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of ($1,195,509) compared to working capital of $538,749 at September 30, 2004. The decrease in working capital was primarily due to increases in accrued liabilities and current portion of long term debt, and a decrease in prepaid expenses and other current assets. The value of available-for-sale marketable securities decreased by $91,207, primarily due to market price fluctuation.

Net cash provided by operating activities in the nine months ended June 30, 2005 was $944,159 compared to net cash provided of $412,715 for the nine months ended June 30, 2004. The increase in cash provided by operating activities was primarily due to decreases in other current assets and increases in accounts payable and accrued expenses.

The Company used $4,486,152 and $529,142 of cash in investing activities during the nine months ended June 30, 2005 and 2004, respectively. $3,744,479 of cash was provided and $86,530 of cash was used in financing activities during the nine months ended June 30, 2005 and 2004, respectively.

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

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694 and $10,056, respectively. The note is secured by the Company's properties located at 2023 Sable Lane, San Antonio and at 410 N. Sam Houston PKWY E., Houston, Texas. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. The note is secured by the Company's properties located in 3501 Andtree, Austin and at 5718 Fairdale, Houston, Texas. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The note is secured by the Company's property located at 3113 Bering Drive, Houston, Texas. The money received from this financing was used for the acquisition and renovation of the New York club.

The Company entered into a promissory note on January 18, 2005, for $5,125,000 bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years, part of which is convertible to restricted shares of Rick's Cabaret common stock at prices ranging from $4.00 to $7.50 per share.

On June 10, 2005, the Company entered into a promissory note for $325,000 bearing interest at a rate of 7% per annum for a seven year term. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc.

On June 17, 2005, the Company borrowed $160,000 from a shareholder and $100,000 from an unrelated individual at an annual interest rate of 12% and 11% over 3 and 10 year term, respectively.

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

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. Our experience to date indicates that there does not appear to be a seasonal fluctuation in our Internet activities.

GROWTH STRATEGY

The Company believes that its club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York and North Carolina clubs, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be on leased premises.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.

Item 3.   CONTROLS  AND  PROCEDURES.
          --------------------------

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

PART II          OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

During the quarter ended June 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

On  June  10,  2005,  as  a  part  of the purchase of a club in Charlotte, North
Carolina, we issued 180,000 shares of common stock to the Seller.   These shares
were  valued  at  $675,000.

Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          ------------------------------------------------------------

     We held our Annual Meeting of Shareholders on June 27, 2005. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom and Travis Reese were nominated and elected as Directors with the following vote results at the shareholder meeting:

                                   For     Withheld
                                ---------  --------
             Eric S. Langan     3,016,606    15,493
             Robert L. Watters  2,970,456    61,643
             Steven L. Jenkins  2,970,506    55,593
             Alan Bergstrom     2,970,456    55,643
             Travis Reese       2,970,656    61,443

     At the Annual Meeting, the Shareholders ratified Whitley Penn as the Company's Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2005, with the following vote results:

     3,016,624  VOTES FOR RATIFICATION
     ---------
        12,000  VOTES AGAINST RATIFICATION
     ---------
         3,500  ABSTAIN
     ---------

     While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

     2,935,172  VOTES FOR OTHER BUSINESS
     ---------
        85,872  VOTES AGAINST OTHER BUSINESS
     ---------
        11,080  ABSTAIN
     ---------

             The meeting was adjourned when all matters of business had been discussed.

Item 6.   EXHIBITS.
          ---------

                    Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer of Rick's Cabaret International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Rick's Cabaret International, Inc. pursuant to
Section  906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             RICK'S CABARET INTERNATIONAL, INC.



Date:  August 15, 2005       By:     /s/ Eric S. Langan
                                     ---------------------
                             Eric S. Langan
                             Chief Executive Officer and Chief Financial Officer