Form 10KSB
period 2005-09-30
RICKS CABARET INTERNATIONAL INC
filed 2006-01-05
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended September 30, 2005
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (281) 397-6730
                          (Issuer's Telephone Number)

         Securities Registered Under Section 12(b) Of The Exchange Act:

                           Title Of Each Class     n/a
                Name Of Each Exchange On Which Registered     n/a

          Securities Registered Pursuant to 12(g) of the Exchange Act:

                              Title Of Each Class
                          Common Stock, $.01 Par Value

     Check  whether  the  issuer:  (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended September 30, 2005 were $14,824,407.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at December 23, 2005, based upon the last reported sales prices on the NASDAQ SmallCap Market, was $8,753,979.

     As of December 23, 2005, there were approximately 4,322,148 shares of Common Stock outstanding (this amount excludes treasury shares).

                                TABLE OF CONTENTS

PART I                                                         Page
Item 1.   Business                                               1

Item 2.   Properties                                             9

Item 3.   Legal Proceedings                                     11

Item 4.   Submission of Matters to a Vote of Security Holders   13


PART II

Item 5.   Market for Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchases
          Of Equity Securities                                  13

Item 6.   Management's Discussion and Analysis or
          Plan of Operation                                     15

Item 7.   Financial Statements                                  28

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                28

Item 8A.  Controls and Procedures                               28

Item 8B.  Other Information                                     28

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          The Exchange Act                                      29

Item 10.  Executive Compensation                                31

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and
          Related Stockholder Matters                           34

Item 12.  Certain Relationships and Related Transactions        35

Item 13.  Exhibits                                              36

Item 14.  Principal Accountant Fees and Services                37

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

Our name is Rick's Cabaret International, Inc. We currently own and operate a total of nine adult nightclubs that offer live adult entertainment, restaurant and bar operations. Four of our clubs operate under the name "Rick's Cabaret" and four of the clubs operate under the name "XTC". Our nightclubs are in Houston, Austin and San Antonio, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; and New York, New York. In June 2004, we converted our original Rick's Cabaret nightclub in Houston's Galleria District into "Club Onyx", an upscale venue that welcomes all customers but cater especially to urban professionals, businessmen and professional athletes. We also own and operate a sports bar under the name of "Hummers" in Houston and own or operate premiere adult entertainment Internet websites.

Our online entertainment sites are xxxPassword.com, CouplesTouch.com, and NaughtyBids.com. The site xxxPassword.com features adult content licensed through Voice Media, Inc. CouplesTouch.com is a personals site for those in the swinging lifestyle. Naughtybids.com is our online adult auction site. It contains consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. There are typically approximately 10,000 active auctions at this site at any given time. We charge the seller a fee for each successful auction. All of our sites use proprietary software platforms written by us to deliver the best experience to the user without being constrained by off-the-shelf software solutions.

Our  website  address  is  www.Ricks.com.  We  make available free of charge our
                           -------------
Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this prospectus.

Reference to us includes our 100%-owned, 85%-owned and 51%-owned consolidated subsidiaries.

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

     Female  Entertainment.  Our  policy  is to maintain high standards for both
     ---------------------
     personal appearance and personality for the topless entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to talk with customers. We prefer that the performers we hire be experienced dancers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

     Management.  We  often  recruit  staff from inside the topless industry, as
     ----------
     well as from large restaurant and club chains, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers. Management with experience is able to train new recruits from outside the industry.

     Compliance  Policies/Employees.  We  have  a  policy  of  ensuring that our
     ------------------------------
     business is carried on in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

     Compliance  Policies/Credit  Cards.  We review all credit card charges made
     ----------------------------------
     by our customers. We have in place a formal policy requiring that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is trained to review credit card charges to ensure that the only charges approved for payment are for food, drink and entertainment.

     Food  and Drink.  We believe that a key to the success of our branded adult
     ---------------
     nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional waitstaff and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. Our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak, and lobster. An extensive selection of quality wines is available.

     Controls.  Operational  and  accounting  controls  are  essential  to  the
     --------
     successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls designed to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and operating results.

     Atmosphere.  We  maintain  a  high  design  standard  in our facilities and
     ----------
     decor. The furniture and furnishings in the nightclubs are designed to create the feeling of an upscale restaurant. The sound system is designed to provide quality sound at levels where conversations can still take place. The environment is carefully monitored for music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

     VIP  Room.  In  keeping  with  our emphasis on serving the upper-end of the
     ---------
     businessmen's market, some of our nightclubs include a VIP room, which is open to individuals who purchase memberships. A VIP room provides a higher level of service and luxury.

     Advertising  and Promotion.  Our consumer marketing strategy is to position
     --------------------------
     Rick's Cabarets as premiere entertainment facilities that provide exceptional topless entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers: hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

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

NIGHTCLUB  LOCATIONS

We currently operate clubs under the name "Rick's Cabaret" in Houston, Texas, Minneapolis, Minnesota; Charlotte, North Carolina, and New York, New York. We also operate a nightclub in Houston's Galleria District as "Club Onyx", an upscale venue that welcomes all customers but caters especially to urban professionals, businessmen and professional athletes. Additionally, we own four nightclubs in San Antonio, Austin, and Houston, Texas that operate under the name XTC. We also own a controlling interest in and operate a sports bar called "Hummers". We sold our New Orleans nightclub in March 1999, but it continues to use the name "Rick's Cabaret" under a licensing agreement. In early 2003, we acquired 51% control of the Wild Horse Cabaret adult nightclub near Hobby Airport, Houston, Texas and operate it as part of our popular XTC Cabaret group. In May 2003, we opened a sports bar called "Hummers", which is located next to Wild Horse Cabaret, in Houston, Texas.

RECENT  NIGHTCLUB  TRANSACTIONS

1. On March 3, 2004, we acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston, which became our fourth XTC Cabaret. As a part of the transaction, we entered into a new five-year lease with an option for five additional years. The $265,000 all-cash purchase transaction generated goodwill of $20,000 and property and equipment at

     $245,000.

     The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition.


2.   In  April  2003,  we  organized  RCI  Ventures,  Inc.  to acquire Nocturnal
     Concepts, Inc., which operates as an addition to our XTC Cabaret group, called "XTC Galleria". As part of this transaction, we transferred our ownership of Tantric Enterprises, Inc. (our subsidiary that operates Club Encounters) to RCI Ventures, Inc. As a result of these transactions we owned a 51% interest in RCI Ventures, Inc. On September 30, 2004, we sold our shares in RCI Ventures, Inc. to unrelated third parties for $15,000 cash and a $235,000 note receivable with an annual interest rate of 6% over five years. As a part of the transaction, the Purchaser entered into a five-year lease for Club Encounters with an option for five additional years. We recorded a $163,739 deferred gain related to this transaction for the year ended September 30, 2004. The gain will be recognized upon collection of the note receivable.

     The club's business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club's results of operations and cash flows have been removed from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document.


3.   On  September 15, 2004, our wholly-owned subsidiary, RCI Entertainment (New
     York), Inc., a New York corporation, entered into a definitive Stock Purchase Agreement with Peregrine Enterprises, Inc., a New York corporation and its shareholders, pursuant to which RCI New York agreed to purchase all of the shares of common stock of Peregrine. Peregrine owned and operated an adult entertainment cabaret located in midtown Manhattan. The cabaret club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square. We completed this transaction on January 18, 2005.

     Under the terms of the Stock Purchase Agreement, the purchase price of the transaction was $7,625,000, payable $2,500,000 in cash at closing and $5,125,000 payable in a promissory note bearing simple interest at the rate of 4.0% per annum. The Promissory Note is payable commencing 120 days after Closing as follows: (a) the payment of $58,333.33 per month for twenty-four
     (24) consecutive months; (b) the payment of $63,333.33 for twenty-four (24) consecutive months; (c) the payment of $68,333.33 for twelve (12) consecutive months; and (d) a lump sum payment of the remaining balance to be paid on the sixty-first (61st) month. $2,000,000 of the principal amount of the Promissory Note is convertible into shares of our restricted common stock at prices ranging from $4.00 to $7.50 per share. The parties also entered a Stock Pledge Agreement and Security Agreement to secure the Promissory Note.

     Upon closing of the transaction, the owners of Peregrine entered into a five-year covenant not to compete with Peregrine, RCI New York or the Company. After an extensive renovation, we opened the club in September 2005 as "Rick's Cabaret", which occupies 10,000 square feet on three levels, with an additional 4,000 square feet available for office space.

     The results of operations of the club are included in our consolidated statement of operations from January 18, 2005.

4. On March 31, 2005, we entered an Stock Purchase Agreement with MBG Acquisition, LLC, a Delaware limited liability company to sell all of the issued and outstanding shares of RCI Entertainment (Houston), Inc., our wholly owned subsidiary, which owned and operated an adult entertainment cabaret known as Rick's Cabaret - South located at 15301 Gulf Freeway, Houston, Texas. The Agreement provided for a sales price of $550,000, which was paid in cash upon closing. We recorded a gain of $291,987.

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


5. On June 10, 2005, our wholly owned subsidiary, RCI Entertainment (North Carolina), Inc., a North Carolina corporation entered a Purchase Agreement with Top Shelf, LLC, a North Carolina limited liability company and Tony Hege, the holder of Top Shelf's membership interests, to purchase all of the issued and outstanding membership interests of Top Shelf which owns a nightclub known as "The Manhattan Club" located in Charlotte, North Carolina. RCI North Carolina has been managing the Club under the name "Rick's Cabaret" since February 2005.

     The Purchase Agreement provides for a purchase price of $1,000,000 which is payable with 180,000 shares of our common stock (the "Shares") valued at $3.75 per share (the "Value of the Shares") and a seven year promissory note (the "Note") in the amount of $325,000 bearing interest at the rate of 7% per annum. The Note is payable with an initial payment due November 1, 2005, of interest only for the period of time from the date of Closing until October 31, 2005, plus a principal reduction payment in the amount of $3,009.29. Thereafter, RCI North Carolina will make eighty-three (83) successive equal monthly payments commencing December 1, 2005, of principal and interest in the amount of $4,905.12 until paid in full. The Note is secured by the assets of RCI North Carolina.

     Pursuant to the terms of the Note, on or after November 1, 2005, Hege shall have the right, but not the obligation to have Rick's purchase from Hege 4,285 Shares per month (the "Monthly Shares"), calculated at a price per share equal to $3.75 until Hege has received a total of $1,000,000 from the sale of the Shares less the amount of the Note. At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from Hege, then Hege shall sell the Monthly Shares in the open market. Any deficiency between the amount which Hege receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by us within three (3) days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from Hege shall terminate and cease at such time as Hege has received a total of $1,000,000 from the sale of the Shares, less the amount of the Note.

     The results of operations of the club are included in our consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club's operations under a management agreement.

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

In 1999, we began adult Internet Web site operations. Our xxxPassword.com website features adult content licensed through Voice Media, Inc. We added CouplesTouch.com in 2002 as a dating site catering to those in the swinging lifestyle. We recently purchased CouplesClick.net, a competing site of our CouplesTouch.com site, in order to broaden our membership throughout the United States. As part of this transaction, we organized RCI Dating Services, Inc., which operates as an addition to our internet operations, to acquire CouplesClick.net from ClickMatch, LLC. We transferred our ownership in CouplesTouch.com to RCI Dating and, as a result of the transaction, we obtained an 85% interest in RCI Dating, with the remaining 15% owned by ClickMatch.

Our Internet traffic is generated through the purchase of traffic from third-party adult sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines. In addition, the bulk of our traffic now comes from search engines on which we don't pay for preferential listings. There are numerous adult entertainment sites on the Internet that compete with our sites.

BUSINESS ACTIVITIES--INTERNET ADULT AUCTION WEB SITES

Our adult auction site features erotica and other adult materials that are purchased in a bid-ask method. We charge the seller a fee for each successful auction. Where previously we operated six individual auctions sites, now we have combined these into one main site, NaughtyBids.com, to maximize our brand name recognition of this site. The site contains new and used adult oriented consumer initiated auctions for items such as adult videos, apparel, photo sets and adult paraphernalia. NaughtyBids has approximately 10,000 items for sale at any given time. NaughtyBids.com offers third party webmasters an opportunity to create residual income from web surfers through the NaughtyBids Affiliate Program, which pays third party webmasters a percentage of every closing auction sale in which the buyer originally came from the affiliate webmaster's site. There are numerous auction sites on the Internet that offer adult products and erotica.

TRANSACTION  WITH  VOICE  MEDIA

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

We  are  current  on  these  payments.

TRANSACTION  WITH  TAURUS  ENTERTAINMENT

On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc., whereby we acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus out of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus for which we received $270,000 in cash, with $140,000 payable at closing, $60,000 due on July 15, 2003 and $70,000 due on August 15, 2003. We have received the $60,000 payment and have restructured the remaining balance originally due August 15, 2003, with a note receivable bearing 12% annual interest over a five year term. Taurus is not current in its payment obligation and we have initiated steps to collect the amount owing.

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, all of which are in direct competition with our Houston cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There are two adult nightclubs in Minneapolis in direct competition with us. In Charlotte, there are 5 main competitors. We are centrally located with easy access to our location from the airport and the sports stadiums. There are approx 16 adult clubs in Manhattan of which 7 compete with Rick's. Only one of those competitors' is located in Mid-town. Rick's location is one block from the Empire State Building and one block from Madison Square Garden. All the local trains have station stops with one block of Rick's location and we are located just 9 blocks from Times Square.

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

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission, which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit. These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota, North Carolina, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, the location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. (See "Legal Proceedings" herein.)

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

In San Antonio and Austin, Texas, we are required to be in compliance with city or county sexually oriented business ordinances. In New York, we will be required to be in compliance with all state and local laws governing the sale of liquor and zoning for adult oriented businesses. We feel we are in compliance with these laws at this time. In Charlotte we are required to be in compliance with city or county sexually oriented business ordinances.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2005, we had approximately 443 employees, of which 64 are in management positions, including corporate and administrative operation and approximately 379 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union and we consider our employee relations to be good. Additionally, we have independent contractor relationships with more than 600 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.

SHARE REPURCHASES

As of December 5, 2005 we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. At this time, we do not have any plan to use these shares to acquire any assets.

On September 16, 2003, our board of directors authorized us to repurchase up to $500,000 worth of our common stock. No shares have been purchased under this program.


ITEM 2.  PROPERTIES

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066 which consists of a 9,000 square feet office/warehouse building. We purchased this property in mid December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2005, the balance of the mortgage was $414,057. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own two locations of Rick's Cabaret (one in Houston and one in Minneapolis), Club Onyx, and the two locations of XTC (one in Austin and one in San Antonio). We own the location of Encounters club in Houston, which is currently under lease to RCI Ventures, Inc. We lease XTC Wildhorse, Hummers, XTC North, Rick's New York, and Rick's Charlotte locations.

Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with initial balance of $1,270,000 and interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2005, the balance of the mortgage was $1,256,224. During fiscal year 2005, we paid $12,256 in monthly principal and interest payments. The last mortgage payment is due in 2015.

The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November, 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2005, the balance of the mortgage was $1,029,231. The monthly payment of principal and interest is $10,056. The last mortgage payment is due in 2014.

The Rick's Cabaret, located in Minneapolis, has 15,400 square feet of space. The balance, as of September 30, 2005, that we owed on the mortgage is $2,035,303 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2008 with a balloon payment of $1,794,432.

The XTC nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the mortgage that we owed as of September 30, 2005 is $248,957 with an interest rate of 11% and monthly principal and interest payments of $3,445. In November 2004, we obtained an additional mortgage. The principal balance of the new mortgage is $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000. In August 2005 we combined the additional funds into the $900,000 mortgage. The money received from this new note was used to finance the acquisition and renovation of the New York club. The monthly principal and interest payment is $15,034. The last payments for both mortgages are due in 2015.

We own XTC nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2005, the balance of this mortgage was $582,770. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

The property where Encounters is located has 8,000 square feet of space. In December 2004, we paid off the mortgage we previously had. In November 2004, together with property in Austin, this property was used as an additional collateral to secure the $900,000 mortgage above. Beginning November 2004, we began receiving a monthly lease payment from Tantric Enterprises, Inc. in the amount of $4,000 for this space.

Our subsidiary, Citation Land LLC, owns a 350-acre ranch in Brazoria County, Texas, and approximately 50 acres of raw land in Wise County, Texas.

The balance as of September 30, 2005 that we owe on the Brazoria County ranch mortgage is $289,308 and the interest rate is 9%. We pay $2,573 in monthly principal and interest payments. The last mortgage payment is due in March 2006 with a balloon payment of $287,920.

The balance as of September 30, 2005 that we owe on the Wise County raw land mortgage is $140,802 and the interest rate is 12%. We pay $1,537 in monthly principal and interest payments. The last mortgage payment is due in March 2026.

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

We lease the property in Houston, Texas, where our XTC North is located. The lease term is for five years, beginning March 2004, with an additional five-year lease option thereafter. The monthly rent is $8,000 until August 31, 2006, at which time the monthly base rent increases to $9,000.

We lease the property in New York City, New York, where our Rick's Cabaret NYC is located. We assumed the existing lease which will terminate in April 2023. The monthly rent is $40,261 until May 2006, at which time the monthly base rent increases to $41,469. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

We lease the property in Charlotte, North Carolina, where our Rick's Cabaret Charlotte is located. We assumed the existing lease which will terminate in June 2009, with an additional five-year lease option thereafter. The monthly rent is $22,000 monthly until July 2007, at which time the monthly base rent will increase to $23,000.

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

The appeals process as it relates to the Court's rulings in 1998 has been exhausted. The Trial Court has entered a new scheduling order which places trial on the remaining issues for June 2006. Under the holding of the Fifth Circuit Court of Appeals, the City of Houston has the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are over 2,000 alternate sites available for relocation. If the City of Houston can meet this initial burden, then the Trial Court will consider the remaining location issues which were not decided during the initial summary phase of the case. In the event the City of Houston can meet its burden and the Trial Court moves forward with the case, an appeal is anticipated. A ruling on the remaining issues in favor of the City of Houston could have an adverse impact on the Rick's locations in Houston, Texas.

OTHER LEGAL MATTERS

On May 2, 2003, a lawsuit was filed in the United States District Court for the Western District of Texas, San Antonio division, on behalf of XTC Cabaret, and others, as a result of the City of San Antonio having adopted a new ordinance, which, among other things, banned nude dancing. This suit asked the Court to declare the ordinance unconstitutional and enjoin the City from enforcing it. Prior to a resolution of this litigation, XTC Cabaret withdrew as a party to the lawsuit. Although a settlement was reached with the remaining parties in June 2005, it did not include nude dancing. XTC has elected to address the constitutionality of the ordinance by appealing any conviction obtained by the City through the state courts.

On April 7, 2004, a lawsuit was filed in the 80th Judicial District Court of Harris County, Texas, styled Cause No. 2004-18510, Charity Renee Stevens, et al. vs. Lazaro Ernesto Alfonso, et al. This is a wrongful death and personal injury action against two individuals based on negligence theories and five entertainment establishments including Rick's based on alleged "dram shop" violations arising from a two-car collision. Plaintiffs have also sued Ford Motor Company under a theory of products liability. Plaintiffs include the children of the decedents, a minor passenger and the mothers of the decedents. Plaintiffs are seeking unspecified damages including physical pain and suffering, mental anguish, pecuniary loss, past and future loss of companionship and consortium, loss of mental and intellectual function, past and future physical impairment, reduction in earning capacity, increased education costs and expenses including funeral and medical costs.

Management believes that we are not liable for any of the damages and that we are covered by the safe harbor provisions of the Dram Shop Act, which render certain compliant establishments not liable for the acts of their patrons. We are not aware of any insurance coverage for this claim. We deny that we have any liability for the accident and are vigorously defending the matter.

Discovery is ongoing and we have filed a Motion for Summary Judgment on behalf of Rick's which is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 27, 2005. The results of the meeting have been disclosed in our quarterly report Form 10-QSB for the period ending June 30, 2005.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ SmallCap Market under the symbol "RICK" The following table sets forth the quarterly high and low of sales prices per share for the common stock. Our fiscal year ended September 30, 2005.

COMMON STOCK PRICE RANGE

                HIGH    LOW
Fiscal 2004
--------------

First Quarter.  $1.84  $1.50
Second Quarter  $2.84  $1.74
Third Quarter.  $3.30  $2.40
Fourth Quarter  $2.79  $2.21

Fiscal 2005
--------------

First Quarter.  $3.03  $2.20
Second Quarter  $4.61  $2.85
Third Quarter.  $3.19  $2.65
Fourth Quarter  $3.55  $2.70

On December 23, 2005, the last sales price for the common stock as reported on the NASDAQ SmallCap Market was $3.74. On December 23, 2005, there were approximately 1,300 stockholders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2005:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                         AND RIGHTS                  WARRANTS AND RIGHTS                 IN COLUMN (A))
PLAN CATEGORY                               (A)                              (B)                              (C)
-----------------------------  ------------------------------  -------------------------------  -------------------------------
Equity compensation plans
approved by security holders              878,000              $            2.47                            52,000
-----------------------------  ------------------------------  -------------------------------  -------------------------------
Equity compensation plans not
approved by security holders                 0                                0                            300,000
-----------------------------  ------------------------------  -------------------------------  -------------------------------
TOTAL                                     878,000              $            2.47                           352,000
-------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In September 2005, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $2.80 per share and expire in July 2010.

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

In August 1999 we adopted the 1999 Stock Option Plan (the "1999 Plan") with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the "Amendment") which increased the total number of shares authorized to 1,000,000. As of September 30, 2005, 878,000 stock options are presently outstanding under the 1999 Plan, with 70,000 of which have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1. On July 22, 2005, we entered into a secured convertible debenture with one of our shareholders for a principal sum of $660,000 which bears interest at the rate of 12% per annum. The term is for three years. The debenture matures on August 1, 2008. The principal amount of the debenture is convertible into shares of our common stock at a rate of $3.00 per share. We also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by our ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries.

2. In July 2005, we sold 200,000 shares of our common stock in a private transaction to 13 persons at $2.00 per share for a total consideration of $400,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this Form 10-KSB.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this prospectus are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere in this prospectus, the following are important factors that in our view could cause material adverse affects on our financial condition and results of operations: the risks and uncertainties related to our future operational and financial results, the risks and uncertainties relating to our Internet operations, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

Our Business Operations are Subject to Regulatory Uncertainties Which May Affect Our Ability to Continue Operations of Existing Nightclubs, Acquire Additional Nightclubs or Be Profitable

Adult entertainment nightclubs are subject to local, state and federal regulations. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal time place and manner restrictions. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future.

We May Need Additional Financing or Our Business Expansion Plans May Be Significantly Limited

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders, and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing will have material adverse consequences on our business operations.

There is Substantial Competition in the Nightclub Entertainment Industry Which May Affect Our Ability to Operate Profitably or Acquire Additional Clubs

Our nightclubs face competition. Some of these competitors may have greater financial and management resources than us. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to remain profitable in this competitive industry.

Risk  of  Adult  Nightclubs  Operations

Historically, the adult entertainment, restaurant and bar industry has been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, entertainment industry revenues increase, and when economic conditions are unfavorable, entertainment industry revenues decline. Coupled with this economic sensitivity are the trendy personal preferences of the customers who frequent adult cabarets. We continuously monitor trends in our customers' tastes and entertainment preferences so that, if necessary, we can make appropriate changes which will allow us to remain one of the premiere adult cabarets. However, any significant decline in general corporate conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we have historically catered to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code of 1954, as amended, could adversely affect sales to customers dependent upon corporate expense accounts.

Permits  Relating  to  the  Sale  of  Alcohol

We derive a significant portion of our revenues from the sale of alcoholic beverages. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (the "TABC"), which has the authority, in its discretion, to issue the appropriate permits. Rick's presently holds a Mixed Beverage Permit and a Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by a member of the general public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. While we have never been subject to a protest hearing against the renewal of our Permits, there can be no assurance that such a protest could not be made in the future, nor can there be any assurance that the Permits would be granted in the event such a protest was made. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of either of the Permits or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company.

We Must Continue to Meet The Nasdaq Small Cap Market Continued Listing Requirements or We Risk Delisting

Our securities are currently listed for trading on the Nasdaq Small Cap Market. We must continue to satisfy Nasdaq's continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever de-listed from the Nasdaq, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders' ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There is no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements.

In The Future, We Will Incur Significant Increased Costs as a Result of Operating as a Public Company, and Our Management Will Be Required to Devote Substantial Time to New Compliance Initiatives

In the future, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Uninsured  Risks

We maintain insurance in amounts we considers adequate for personal injury and property damage to which the business of the Company may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where we operate or expand. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who overserves if (i) the employer requires its employees to attend a seller training program approved by the TABC;
(ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code. There can be no assurance, however, that uninsured liabilities may not arise which could have a material adverse effect on the Company.

Limitations  on  Protection  of  Service  Marks

Our rights to the tradenames "Rick's" and "Rick's Cabaret" are established under the common law based upon our substantial and continuous use of these trademarks in interstate commerce since at least as early as 1987. "RICK'S AND STARS DESIGN" and "RICK'S CABARET" logos are registered through service mark registrations issued by the United States Patent and Trademark Office ("PTO"). There can be no assurance that these steps taken by the Company to protect its Service Marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

Anti-takeover  Effects  of  Issuance  of  Preferred  Stock

The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of Preferred Stock by the Board of Directors could adversely affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to Common Stock. The Board's authority to issue Preferred Stock could discourage potential takeover attempts and could delay or prevent a change in control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. There are no issued and outstanding shares of Preferred Stock; there are no agreements or understandings for the issuance of Preferred Stock, and the Board of Directors has no present intention to issue Preferred Stock.

We Do Not Anticipate Paying Dividends on Common Shares in the Foreseeable Future

Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. We expect that future earnings, if any, will be used for working capital and to finance growth.

Future  Sales  of  Our  Common  Stock  May  Depress  Our  Stock  Price

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

Our  Stock  Price  Has  Been  Volatile  and  May  Fluctuate  in  the  Future

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

     -    our  performance  and  prospects;
     -    the  depth  and  liquidity  of  the  market  for  our  securities;
     - sales by selling shareholders of shares issued or issuable in connection with the Debenture and/or Convertible Note;
     -    investor  perception  of  us  and  the  industry  in which we operate;
     -    changes in earnings estimates or buy/sell recommendations by analysts;

     -    general  financial  and  other  market  conditions;  and
     -    domestic  economic  conditions.

Public stock markets have experienced, and may experience, extreme price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities.

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 23, 2005, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 29% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We  are  Dependent  on  Key  Personnel

Our future success is dependent, in a large part, on retaining the services of Mr. Eric Langan, our President and Chief Executive Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance with respect to Mr. Langan. Although Mr. Langan is under an employment agreement (as described herein), there can be no assurance that Mr. Langan will continue to be employed by us. The loss of Mr. Langan could have a negative effect on our operating, marketing, and financing performance.

Cumulative  Voting  is  Not  Available  To  Stockholders

Cumulative voting in the election of Directors is expressly denied in our Articles of Incorporation. Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our Directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

Our Directors and Officers Have Limited Liability and Have Rights To Indemnification

Our Articles of Incorporation and Bylaws provide, as permitted by governing Texas law, that our Directors and officers shall not be personally liable to us or any of our stockholders for monetary damages for breach of fiduciary duty as a Director or officer, with certain exceptions. The Articles further provide that we will indemnify our Directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil litigation or criminal action brought against them on account of their being or having been its Directors or officers unless, in such action, they are adjudged to have acted with gross negligence or willful misconduct.

The inclusion of these provisions in the Articles may have the effect of reducing the likelihood of derivative litigation against Directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against Directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders. The Articles provide for the indemnification of our officers and Directors, and the advancement to them of expenses in connection with any proceedings and claims, to the fullest extent permitted by Texas law. The Articles include related provisions meant to facilitate the indemnitee's receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

GENERAL

We  operate  in  two  businesses  in  the  adult  entertainment  industry:

1. We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, Charlotte, North Carolina, Minneapolis, Minnesota, and New York, New York. We also own and operate a sports bar called "Hummers" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations.

2.   We  have  extensive  Internet  activities.

     a) We currently own two adult Internet membership Web sites at www.CoupleTouch.com and www.xxxpassword.com. We acquire xxxpassword.com site content from wholesalers.

     b) We operate an online auction site www.NaughtyBids.com. This site provides our customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging fees for each transaction conducted on the automated site.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services. Our Internet revenues are derived from subscriptions to adult content Internet websites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities. Our fiscal year end is September 30.

Beginning in fiscal 2002 and continuing through fiscal 2005, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

We performed our annual evaluation on goodwill impairment as of September 30, 2005. No impairment losses were identified as a result of this evaluation.

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

Accounts  and  Notes  Receivable

Accounts receivable trade is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made.
The Company's accounts receivable other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management's evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. There is no allowance for doubtful accounts or notes receivable as of September 30, 2005 and 2004.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis, or market.

Marketable Securities

Marketable securities at September 30, 2005 and 2004 consist of common stock. As of September 30, 2005 and 2004, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Property  and  Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of income of the respective period.

Goodwill  and  Intangible  Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS effective October 1, 2001. The Company's annual evaluation was performed as of September 30, 2005. No impairment losses were identified as a result of this evaluation. All of the Company's goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written off against accumulated amortization.

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

Advertising and Marketing

Advertising and marketing expenses is primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses.

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

Stock  Options

At September 30, 2005, the Company has stock options outstanding. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                           YEAR ENDED SEPTEMBER 30,
                                                             2005          2004
                                                         ------------  ------------
          Net income (loss), as reported                 $  (215,148)  $   775,253
          Less total stock-based employee compensation
            expense determined under the fair value
            based method for all awards                     (549,165)     (216,616)
                                                         ------------  ------------
          Pro forma net income (loss)                    $  (764,313)  $   558,637
                                                         ============  ============

          Earnings (loss) per share:
            Basic and diluted  - as reported             $    ( 0.05)  $      0.21
                                                         ============  ============

            Basic and diluted  - pro forma               $     (0.19)  $      0.15
                                                         ============  ============

Common Stock

In January 2005, 20,000 stock options were exercised by the Company's employees and directors for $39,625. In March 2005, the Company issued 150,000 shares of common stock to an unrelated investor and received proceeds of $375,000, 12,000 shares of restricted common stock were issued at a value of $2.26 per share pursuant to a consulting agreement, and 25,000 stock options were exercised by the Company's employees for $60,025. On June 10, 2005, the Company issued 180,000 shares of common stock pursuant to the purchase of a club in Charlotte, North Carolina. See Note N. In July 2005, we sold 200,000 shares of our common stock in a private transaction to 13 persons at $2.00 per share for a total consideration of $400,000. In August and September 2005, 25,000 stock options were exercised by the Company's employees and directors for $54,113.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation 46R ("FIN 46R"), a revision to interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective beginning October 1, 2006.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

For the fiscal year ended September 30, 2005, we had consolidated total revenues of $14,824,407, compared to consolidated total revenues of $13,858,434 for the year ended September 30, 2004. The consolidated total revenues for period ending September 30, 2004 did not include revenues from discontinued operations in the amount of $2,101,250. This was an increase of $965,973 or 6.97%. The increase in total revenues was primarily due to revenues from our new nightclub operations. Revenues from nightclub operations for same-location same-period decreased by 0.74% and for Internet businesses by 0.98%.

Our loss before minority interest for the year ended September 30, 2005 was $368,313 compared to income of $1,129,079 for the year ended September 30, 2004. The decrease in net income was primarily due to the loss incurred in new club operations which amounts to $982,500. Our net income from operations for nightclub operations was $1,723,491 for the year ended September 30, 2005 compared with $2,684,552 for the year ended September 30, 2004. Our net income from operations for our Internet businesses was $114,500 for the year ended September 30, 2005 compared with $88,958 for the year ended September 30, 2004. Our income for our nightclub operations for the same-location-same-period increased by 3.78%. Our net income for our Internet operations for the same-web-site-same-period increased by 28.71%.

Our cost of goods sold for the year ended September 30, 2005 was 12.58% of total revenues compared to 11.72 % of related revenues for the year ended September 30, 2004. The increase was due primarily to the addition of Rick's clubs, which have higher cost of goods sold. Our cost of goods sold for the nightclub operations for the year ended September 30, 2005 was 12.88% of our total revenues from club operations compared to 11.86% for the year ended September 30, 2004. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2005 was 7.55% compared to 8.77% of related revenues for the year ended September 30, 2004. We have implemented measures to reduce expenses in our Internet operations.

Our payroll and related costs for the year ended September 30, 2005 were $5,200,976 compared to $4,803,515 for the year ended September 30, 2004. The increase was primarily due to the increase in payroll in opening new clubs. Our payroll for our nightclub operations for same-location-same-period decreased by 4.86%. Our payroll for same-site-same-period Internet operations decreased by 1.67%. We believe that our labor and management staff levels are at appropriate levels.

Our other general and administrative expenses for the year ended September 30, 2005 were $7,458,721 compared to $6,036,401 for the year ended September 30, 2004. The increase was primarily due to the increase in taxes & permit, rent, legal & professional, utilities, and advertising & marketing expenses from opening new locations. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations decreased by 13.69%, while the same expenses for same-site same-period for Internet operations increased by 2.01%.

Our interest expense for the year ended September 30, 2005 was $699,678 compared to $324,411 for the year ended September 30, 2004. The increase was primarily due to the increase in debt in relation to the purchase and renovation of New York club. We have increased our long term debt to $13,246,836 as of September 30, 2005 compared to debt of $3,693,560 as of September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a deficit in working capital of $2,047,725 compared to working capital of $558,797 as of September 30, 2004. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2005, our cash and cash equivalents were $480,330 compared to $275,243 at September 30, 2004. The increase was primarily due to the additional debt.

Our depreciation for the year ended September 30, 2005 was $573,706 compared to $479,791 for the year ended September 30, 2004. Our amortization for the year ended September 30, 2005 was $16,760 compared to no amortization for the period ended September 30, 2004.

Net cash provided by operating activities in the year ended September 30, 2005 was $2,090,030 compared to $736,308 for the year ended September 30, 2004. The increase in cash provided by operating activities was primarily due to the increase in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets.

We used $6,307,508 of cash in investing activities for the year ended September 30, 2005 compared to $867,206 for the year ended September 30, 2004. $4,801,197 of cash was provided in financing activities for the year ended in September 30, 2005 compared to $153,749 used for the year ended September 30, 2004.

Historically, our need for capital was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. Historically, we have also utilized capital to repurchase its common stock as part of our share repurchase program.

On September 16, 2003, the Company was authorized by its board of directors to repurchase up to an additional $500,000 worth of our common stock. No shares have been purchased under this plan.

On November 15 and 17, 2004, we borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694 and $10,056, respectively. The note is secured by our properties located at 2023 Sable Lane, San Antonio and at 410 N. Sam Houston Pkwy. E., Houston, Texas. On November 30, 2004, we borrowed $900,000 from an unrelated individual at the rate of 11% per annum for a 10 year term. The monthly payment of principal and interest is $9,290. The note is secured by our properties located at 3501 Andtree, Austin and at 5718 Fairdale, Houston, Texas. On December 30, 2004, we borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The note is secured by our property located at 3113 Bering Drive, Houston, Texas. The money received from this financing was used for the acquisition and renovation of the New York club.

We entered into a promissory note on January 18, 2005, for $5,125,000 bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years, part of which is convertible to restricted shares of our common stock at prices ranging from $4.00 to $7.50 per share.

On June 10, 2005, we entered into a promissory note for $325,000 bearing interest at a rate of 7% per annum for a seven year term. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc.

On June 17, 2005, we borrowed $160,000 from a shareholder and $100,000 from an unrelated individual at an annual interest rate of 12% and 11% over 3 and 10 year terms, respectively.

On July 22, 2005, we entered into a secured convertible debenture with one of our shareholders for a principal sum of $660,000, which includes the loan on June 17, 2005, in the amount of $160,000. The term is for three years and the interest rate is 12% per annum. The debenture matures on August 1, 2008. We also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by our ownership in Citation Land, LLC and RCI Holdings, Inc., both of which are wholly owned subsidiaries.

In July 2005, we received additional borrowing in the amount of $100,000 from the same unrelated individual who advanced $100,000 in June 2005, and with whom we had two existing notes. The term is for 10 years and the interest rate is 11% per annum. On
August 15, 2005, the notes were amended and the amounts from June and July ($200,000) were included in one of the notes, for a combined total of $1,341,520.34 payable to this individual.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York club and the North Carolina club, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills and/or acquire real estate in connection with club operations, although some clubs may be in leased premises.

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


ITEM 8A.  CONTROLS  AND  PROCEDURES

Eric Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of September 30, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 8B.  OTHER  INFORMATION

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of five persons. The following table sets forth our Directors and executive officers:

Name               Age       Position
---------------------------------------------------------------------------------------
Eric S. Langan      37       Director, Chairman, Chief Executive Officer, President and
                             Chief Financial Officer
Travis Reese        36       Director and V.P.-Director of Technology
Robert L. Watters   54       Director
Alan Bergstrom      60       Director
Steven Jenkins      48       Director

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

Robert L. Watters is our founder and has been our Director since 1986. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. Since 1999, Mr. Watters has owned and operated Rick's Cabaret, and adult entertainment club in New Orleans, Louisiana, which licenses our name. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

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

COMMITTEES OF THE BOARD OF DIRECTORS

We have no compensation committee. Decisions concerning executive officer compensation for fiscal 2005 were made by the full Board of Directors. Eric S. Langan and Travis Reese are our only directors who are also our officers.

We have an Audit Committee of independent directors whose members are Robert L. Watters, Alan Bergstrom and Steven Jenkins. In May 2000, our Board of Directors adopted a Charter for the Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of our Audit Committee's duties. The purpose of our Audit Committee is to conduct continuing oversight of our financial affairs. Our Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. Our Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. Our Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm.

All of our Audit Committee members are independent Directors. The Board of Directors elects the Members of our Audit Committee annually. The Members serve until their successors are duly elected and qualified. All Members of the audit Committee are free from any relationship that could conflict with Member's independent judgment. All Members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities. Steven L. Jenkins serves as Chairman of the Audit Committee, having been elected by the Members of our Audit Committee. Steven L. Jenkins serves as the Audit Committee's Financial Expert, having been elected by a unanimous vote of the Members of our Audit Committee. The Audit Committee Charter was previously filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on June 3, 2005, and can be found on our website at www.ricks.com.
             -------------

We have a Nominating Committee composed of independent directors Robert L. Watters, Alan Bergstrom and Steven L. Jenkins. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. The Nominating Committee Charter can be found on our website at www.ricks.com.
                  -------------

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

CODE OF ETHICS

We have adopted a code of ethics for its Principal Executive and Senior Financial Officers, which was previously filed as Exhibit 14 to our Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the SEC on December 29, 2003.


ITEM 10.  EXECUTIVE  COMPENSATION

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2005, 2004 and 2003 of certain executive officers. No other executive officer of ours received compensation that exceeded $100,000 during fiscal 2005. Mr. Langan is Chairman of the Board, a Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Reese is Director and V.P.-Director of Technology.

SUMMARY  COMPENSATION  TABLE

                               Annual Compensation                         Long Term Compensation
                                                                      Awards           Payouts

                                                   Other                   Securities
Name and                                           Annual      Restricted  Underlying             All Other
Principal                                          Compen-     Stock       Options/    LTIP       Compen-
Position           Year       Salary        Bonus  sation (1)  Awards      SARs        Payouts    sation
                                ($)          ($)     ($)          ($)         (#)        ($)        ($)
-------------------------------------------------------------------------------------------------------------
Eric Langan
                    2005  $   344,100        -0-     -0-          -0-        5,000       -0         -0-
                    2004  $   326,038        -0-     -0-          -0-      280,000       -0-        -0-
                    2003  $   260,000        -0-     -0-          -0-        5,000       -0-        -0-
Mr. Langan is our Chairman, a Director, Chief Executive Officer, President and Chief Financial Officer.

Travis Reese
                    2005  $   165,531        -0-     -0-          -0-        5,000       -0-        -0-
                    2004  $   161,000        -0-     -0-          -0-       55,000       -0-        -0-
                    2003  $   158,855        -0-     -0-          -0-        5,000       -0-        -0-

Mr. Reese is a Director and V.P.-Director of Technology

-----------------------------------------
     (1)  We provide certain executive officers certain personal benefits. Since the  value  of  such benefits does not exceed the lesser of $50,000 or
          10%  of  annual  compensation,  the  amounts  are  omitted.


            OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

              Number of          Percent of Total
              Securities         Options/SARs
              Underlying         Granted To
              Options/SARs       Employees In       Exercise of        Expiration
Name          Granted            Fiscal Year        Base Price         Date
              #                  %                  $/share
---------------------------------------------------------------------------------------
Eric Langan    5,000 shares (1)             5.56 %  $            2.80         7/20/2010

Travis Reese   5,000 shares (1)             5.56 %  $            2.80         7/20/2010

-----------------------------------------
     (1)  These options were granted to Messrs. Langan and Reese for serving in their capacity as Directors.  There were 27,500 shares of options exercised by Messrs. Langan and Reese during the fiscal year ended September 30, 2005.


                       AGGREGATED OPTION/SAR EXERCISES IN
                  LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                       Number Of Unexercised
                                       Securities Underlying  Value of Unexercised
                                       Options/SARs           In-The-Money Options/
              Shares                   At FY-End              SARs At FY-End
              Acquired On   Value      Exercisable/           Exercisable/
Name          Exercise      Realized   Unexercisable          Unexercisable
              #             $          #                      $
------------------------------------------------------------------------------------

Eric Langan.     5,000 (1)  $   6,363      290,000 / 105,000  $  178,350 / $55,150

Travis Reese    22,500 (1)  $  25,131       47,500 /  30,500  $   29,975 / $14,650

-----------------------------------------
(1) There were 27,500 shares of options exercised by these persons during the fiscal year ended September 30, 2005

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In July 2005, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $2.80 per share and expire in July 2010.

EMPLOYMENT AGREEMENTS

We have a one-year employment agreement with Mr. Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through April 1, 2006 and provides for an annual base salary of $340,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement. We have not established long-term incentive plans or defined benefit or actuarial plans. Under a prior employment agreement, Mr. Langan received options to purchase 75,000 shares at an exercise price of $2.20 per share, which vested immediately. We intend to enter into a new Employment Agreement with Mr. Langan at the end of the current term.

We also have a three-year employment agreement with Mr. Travis Reese (the "Reese Agreement"). The Reese Agreement extends through February 1, 2007 and provides for an annual base salary of $175,000. The Reese Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Reese Agreement contains a confidentiality provision and an agreement by Mr. Reese not to compete with us upon the expiration of the Reese Agreement. We have not established long-term incentive plans or defined benefit or actuarial plans. We intend to enter into a new Employment Agreement with Mr. Reese at the end of the current term.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at December 23, 2005, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 23, 2005, there were 4,322,148 share of common stock outstanding.

NAME/ADDRESS                          NUMBER OF SHARES   TITLE OF CLASS  PERCENT OF CLASS (8)
------------------------------------  -----------------  --------------  --------------------
Eric S. Langan                            1,133,010 (1)  Common stock                   26.2%
505 North Belt, Suite 630
Houston, Texas 77060
------------------------------------  -----------------  --------------  --------------------
Robert L. Watters                            45,000 (2)  Common stock                    0.8%
315 Bourbon Street
New Orleans, Louisiana 70130
------------------------------------  -----------------  --------------  --------------------
Steven L. Jenkins                            20,000 (3)  Common stock                    0.2%
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058
------------------------------------  -----------------  --------------  --------------------
Travis Reese                                 87,275 (4)  Common stock                    1.3%
505 North Belt, Suite 630
Houston, Texas 77060
------------------------------------  -----------------  --------------  --------------------
Alan Bergstrom                               30,000 (5)  Common stock                    0.5%
904 West Avenue, Suite 100
Austin, Texas 78701
------------------------------------  -----------------  --------------  --------------------
All of our Directors and Officers as      1,255,285 (6)  Common stock                   29.0%
a Group of five persons
------------------------------------  -----------------  --------------  --------------------

------------------------------------  -----------------  --------------  --------------------
E. S. Langan. L.P.                             578,632   Common stock                   13.4%
505 North Belt, Suite 630
Houston, Texas 77060
------------------------------------  -----------------  --------------  --------------------
Ralph McElroy                                748,467(7)  Common stock                   17.3%
1211 Choquette
Austin, Texas, 78757
------------------------------------  -----------------  --------------  --------------------
William Friedrichs                           400,260(8)  Common stock                    9.3%
16815 Royal Crest Dr., Suite 260
Houston, Texas 77058
------------------------------------  -----------------  --------------  --------------------

-----------------------------------------

(1) Mr. Langan has sole voting and investment power for 264,378 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 290,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 35,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 15,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 47,500 shares of common stock that are presently exercisable.

(5) Includes options to purchase up to 25,000 shares of common stock that are presently exercisable.

(6) Includes options to purchase up to 412,500 shares of common stock that are presently exercisable.

(7) Includes 698,467 shares of common stock held directly and 50,000 shares of common stock that would be issuable upon the exercise of warrants at an exercise price of $3.00 per share. This number specifically excludes 220,000 shares of common stock that would be issuable upon conversion of a convertible debenture held by Mr. McElroy. The Debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the Holder upon conversion of the Debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock.

(8) Includes 170,000 shares owned by WMF Investments, Inc. Mr. Friedrichs is a control person of WMF Investments, Inc.

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

In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $78,512 at September 30, 2005 and is included in other assets in our balance sheet.

On July 22, 2005, we issued a Secured Convertible Debenture to Ralph McElroy, a greater than 10% shareholder of the Company, for the principal sum of $660,000 bearing interest at the rate of 12% per annum, with a maturity date of August 1, 2008. Under the terms of the Debenture, we are required to make monthly interest payments beginning September 1, 2005. We have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right to require the Debenture to be repaid in thirty (30) equal monthly installments commencing February 2006. The Holder has the option to convert all or any portion of the principal amount of the Debenture into shares of our common stock at a rate of $3.00 per share, subject to adjustment under certain conditions. The Debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the Holder upon conversion of the Debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The Debenture is secured by certain of our assets. Additionally, we issued Mr. McElroy a Warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share until July 22, 2008. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants have piggyback registration rights.


ITEM 13.  EXHIBITS

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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn for the audit of our annual financial statements for fiscal year 2005 and fiscal year 2004 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn for fiscal year 2005 and fiscal year 2004.

                          2005     2004
                         -------  ------
     Audit fees          137,529  77,613
     Audit-related fees    8,106       -
     Tax fees             12,550       -
     All other fees            -       -
                         -------  ------

     Total               158,185  77,613
                         -------  ------

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

SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2006.


                              Rick's Cabaret International, Inc.

                              /s/ Eric S. Langan
                              --------------------------------------
                              By:  Eric S. Langan
                              Director, Chief Executive Officer,
                              President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                      Title                                  Date

/s/ Eric S. Langan
-----------------------------
Eric S. Langan                 Director, Chief Executive Officer,     January 5, 2006
                               President and Chief Financial Officer

/s/ Travis Reese
-----------------------------
Travis Reese                   Director and                           January 5, 2006
                               V.P.-Director of Technology

/s/ Robert L. Watters
-----------------------------
Robert L. Watters              Director                               January 5, 2006

/s/ Alan Bergstrom
-----------------------------
Alan Bergstrom                 Director                               January 5, 2006

/s/ Steven Jenkins
-----------------------------
Steven Jenkins                 Director                               January 5, 2006

                       RICK'S CABARET INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm. . . . . . . .  F-2

Audited Consolidated Financial Statements:

        Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statements of Operations. . . . . . . . . . . . .  F-4

        Consolidated Statements of Changes in Stockholders' Equity . .  F-5

        Consolidated Statements of Cash Flows. . . . . . . . . . . . .  F-6

        Notes to Consolidated Financial Statements . . . . . . . . . .  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Rick's Cabaret International, Inc.


We have audited the accompanying consolidated balance sheets of Rick's Cabaret International, Inc. and subsidiaries, as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick's Cabaret International, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Whitley Penn
Dallas, Texas
December 2, 2005

                               RICK'S CABARET INTERNATIONAL, INC.

                                  CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,
                                                                         2005          2004
                                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   480,330   $   275,243
  Accounts receivable:
    Trade                                                                310,692        72,909
    Other                                                                118,872       204,093
  Marketable securities                                                   28,919       122,350
  Inventories                                                            257,626       232,746
  Net assets of discontinued operations                                        -        27,674
  Prepaid expenses and other current assets                               87,991       976,577
                                                                     ------------  ------------
Total current assets                                                   1,284,430     1,911,592

Property and equipment, net                                           13,416,755     8,681,440

Other assets:
  Goodwill and indefinite lived intangibles                            9,836,560     1,898,926
  Definite lived intangibles, net                                        126,262             -
  Other                                                                  365,011       268,919
                                                                     ------------  ------------
Total other assets                                                    10,327,833     2,167,845
                                                                     ------------  ------------

Total assets                                                         $25,029,018   $12,760,877
                                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,034,508   $   291,650
  Accrued liabilities                                                    852,865       568,835
  Current portion of long-term debt                                    1,349,894       492,310
  Line-of-credit                                                          94,888             -
                                                                     ------------  ------------
Total current liabilities                                              3,332,155     1,352,795

Other long-term liabilities                                              193,648        20,048
Long-term debt                                                        11,896,942     3,201,250
                                                                     ------------  ------------

Total liabilities                                                     15,422,745     4,574,093

Commitments and contingencies                                                  -             -

Minority interest                                                         31,337        40,808

Stockholders' equity:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized, none outstanding                                               -             -
  Common stock, $.01 par, 15,000,000 shares
    authorized, 5,220,678 and 4,608,678 shares issued, respectively       52,207        46,087
  Additional paid-in capital                                          13,004,567    11,273,149
  Accumulated other comprehensive income                                  15,572       109,002
  Accumulated deficit                                                 (2,203,630)   (1,988,482)
                                                                     ------------  ------------
                                                                      10,868,716     9,439,756
  Less 908,530 shares of common stock held in treasury, at cost        1,293,780     1,293,780
                                                                     ------------  ------------
Total stockholders' equity                                             9,574,936     8,145,976
                                                                     ------------  ------------

Total liabilities and stockholders' equity                           $25,029,018   $12,760,877
                                                                     ============  ============

See accompanying notes to consolidated financial statements.

                                RICK'S CABARET INTERNATIONAL, INC.

                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                         2005            2004
                                                                    --------------  --------------
Revenues:
  Sales of alcoholic beverages                                      $   5,431,049   $   5,343,858
  Sales of food and merchandise                                         1,688,043       1,581,851
  Service revenues                                                      6,632,201       5,839,759
  Internet revenues                                                       787,617         796,353
  Other                                                                   285,497         296,613
                                                                    --------------  --------------
                                                                       14,824,407      13,858,434

Operating expenses:
  Cost of goods sold                                                    1,865,630       1,623,915
  Salaries and wages                                                    5,200,976       4,803,515
  Other general and administrative:
    Taxes and permits                                                   1,985,989       1,815,883
    Charge card fees                                                      229,397         236,894
    Rent                                                                  558,435         248,074
    Legal and professional                                                685,291         543,550
    Advertising and marketing                                             752,866         756,586
    Depreciation and amortization                                         590,466         479,791
    Other                                                               2,656,277       1,955,623
                                                                    --------------  --------------
                                                                       14,525,327      12,463,831
                                                                    --------------  --------------

Income from continuing operations                                         299,080       1,394,603

Other income (expense):
  Interest income                                                          33,434          28,887
  Interest expense                                                       (699,678)       (324,411)
  Gain on sale of marketable securities                                         -          19,807
  Other                                                                    (1,149)         10,193
                                                                    --------------  --------------

Income (loss) from continuing operations before minority interest        (368,313)      1,129,079

Minority interest                                                           9,472          (4,777)
                                                                    --------------  --------------

Income (loss) from continuing operations                                 (358,841)      1,124,302

Discontinued operations:
  Loss from discontinued operations                                      (148,294)       (349,049)
  Gain on sale of a subsidiary                                            291,987               -
                                                                    --------------  --------------
  Income (loss) from discontinued operations                              143,693        (349,049)
                                                                    --------------  --------------

Net income (loss)                                                   $    (215,148)  $     775,253
                                                                    ==============  ==============

Basic and diluted earnings (loss) per share:
  Continuing operations                                             $       (0.09)  $        0.30
  Discontinued operations                                                    0.04           (0.09)
                                                                    --------------  --------------
  Net income (loss)                                                 $       (0.05)  $        0.21
                                                                    ==============  ==============

Weighted average number of common shares outstanding                    3,937,565       3,700,148
                                                                    ==============  ==============

See accompanying notes to consolidated financial statements.

                                                RICK'S CABARET INTERNATIONAL, INC.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                           COMMON STOCK                     ACCUMULATED                       TREASURY STOCK
                                       --------------------  ADDITIONAL        OTHER                      -----------------------
                                         NUMBER                PAID-IN     COMPREHENSIVE    ACCUMULATED    NUMBER
                                       OF SHARES   AMOUNT      CAPITAL        INCOME          DEFICIT     OF SHARES     AMOUNT
                                       ---------  ---------  -----------  ---------------  -------------  ---------  ------------
Balance at September 30, 2003          4,608,678  $  46,087  $11,273,149  $      120,000   $ (2,763,735)    908,530  $(1,293,780)

  Net income                                   -          -            -               -        775,253           -            -
  Reclassification from unrealized to
    realized gain                              -          -            -         (13,222)             -           -            -
  Change in available-for-sale
    securities                                 -          -            -           2,224              -           -            -

  Comprehensive income                         -          -            -               -              -           -            -
                                       ---------  ---------  -----------  ---------------  -------------  ---------  ------------


Balance at September 30, 2004          4,608,678     46,087   11,273,149         109,002     (1,988,482)    908,530   (1,293,780)

  Shares issued                          612,000      6,120    1,624,762               -              -           -            -
  Stock warrants issued                        -          -      106,656               -              -           -            -
  Net loss                                     -          -            -               -       (215,148)          -            -
  Change in available-for-sale
    securities                                 -          -            -         (93,430)             -           -            -
  Comprehensive loss                           -          -            -               -              -           -            -
                                       ---------  ---------  -----------  ---------------  -------------  ---------  ------------

Balance at September 30, 2005          5,220,678  $  52,207  $13,004,567  $       15,572   $ (2,203,630)    908,530  $(1,293,780)
                                       =========  =========  ===========  ===============  =============  =========  ============


                                            TOTAL
                                        STOCKHOLDERS'
                                           EQUITY
                                       ---------------
Balance at September 30, 2003          $    7,381,721

  Net income                                  775,253
  Reclassification from unrealized to
    realized gain                             (13,222)
  Change in available-for-sale
    securities                                  2,224
                                       ---------------
  Comprehensive income                        764,255
                                       ---------------

Balance at September 30, 2004               8,145,976

  Shares issued                             1,630,882
  Stock warrants issued                       106,656
  Net loss                                   (215,148)
  Change in available-for-sale
    securities                                (93,430)
                                       ---------------
  Comprehensive loss                         (308,578)
                                       ---------------

Balance at September 30, 2005          $    9,574,936
                                       ===============

See accompanying notes to consolidated financial statements.

                             RICK'S CABARET INTERNATIONAL, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                   2005            2004
                                                              --------------  --------------
OPERATING ACTIVITIES
  Income (loss) from continuing operations                    $    (358,841)  $   1,124,302
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operating activities:
    Depreciation                                                    573,706         479,791
    Amortization                                                     16,760               -
    Bad debts                                                        75,995               -
    Issuance of warrants                                              5,925               -
    Minority interests                                               (9,472)          4,777
    Stock issued for professinal services                            27,120               -
    Gain on sales of marketable securities                                -         (19,807)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (179,583)        (19,465)
      Inventories                                                   (24,880)        (40,435)
      Prepaid expenses and other current assets                     975,432        (967,975)
      Accounts payable and accrued liabilities                      987,868         175,120
                                                              --------------  --------------
Net cash provided by operating activities                         2,090,030         736,308

INVESTING ACTIVITIES
  Acquisitions                                                   (2,650,000)       (265,000)
  Proceeds from sale of subsidiary                                  550,000               -
  Proceeds from sales of marketable securities                            -          21,459
  Purchases of property and equipment                            (4,242,368)       (630,988)
  Note receivable payments                                           34,860           7,323
                                                              --------------  --------------
Net cash used in investing activities                            (6,307,508)       (867,206)

FINANCING ACTIVITIES
  Proceeds from sale of stock                                       928,762               -
  Proceeds from long-term debt                                    4,762,000         300,000
  Payments on long-term debt                                       (889,565)       (453,749)
                                                              --------------  --------------
Net cash provided by (used in) financing activities               4,801,197        (153,749)

Net cash provided by (used in) discontinued operations             (378,632)         56,666
                                                              --------------  --------------

Net increase (decrease) in cash and cash equivalents                205,087        (227,981)
Cash and cash equivalents at beginning of year                      275,243         503,224
                                                              --------------  --------------

Cash and cash equivalents at end of year                      $     480,330   $     275,243
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest                      $     695,962   $     331,765
                                                              ==============  ==============

See accompanying notes to consolidated financial statements.

                       RICK'S CABARET INTERNATIONAL, INC.

NON-CASH TRANSACTIONS

     During the year ended September 30, 2004, the Company financed the purchase of a vehicle with a note payable in the amount of $31,235.

     During the year ended September 30, 2004, the Company divested a business, see Note M. As a result of the divestiture, the Company received a note receivable in the amount of $235,000, recorded a deferred gain of $163,739, and removed $78,072 of net assets.

     During the year ended September 30, 2005, the Company purchased a 9,000 square foot office building for $512,739, payable with a $86,279 cash at closing and a $426,460 fifteen-year promissory note, bearing interest rate at 7%.

     During the year ended September 30, 2005, the Company purchased a club in New York for $7,775,000, payable with $2,500,000 cash at closing and a five-year secured convertible promissory note, bearing interest at 4%, in the amount of $5,125,000, and transaction costs of $150,000.

     During the year ended September 30, 2005, 12,000 shares of restricted common stocks were issued as compensation pursuant to a consulting agreement for a total value of $27,120, and were issued as part of the transaction costs related to the club in New York.

     During the year ended September 30, 2005, the Company purchased a club in Charlotte for $1,0000,000, payable with a $325,000 seven-year secured promissory note, bearing interest at 7%, and 180,000 shares of stock valued at $675,000.

See accompanying notes to consolidated financial statements.

                       RICK'S CABARET INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004


A.   NATURE OF BUSINESS

Rick's Cabaret International, Inc. (the "Company") is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin and San Antonio, Texas, as well as Minneapolis, Minnesota, Charlotte, North Carolina, and New York, New York. The Company also owns and operates several adult entertainment Internet websites. The Company's corporate offices are located in Houston, Texas.


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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2005 and 2004, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2005, the uninsured portion of these deposits approximated $27,000. There were no uninsured deposits at September 30, 2004.
The Company has not incurred any losses related to its cash on deposit with financial institutions.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable trade is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made.
The Company's accounts receivable other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management's evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. There is no allowance for doubtful accounts or notes receivable as of September 30, 2005 and 2004.

MARKETABLE SECURITIES

Marketable securities at September 30, 2005 and 2004 consist of common stock. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2005 and 2004, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There has been no realized gains related to marketable securities for the year ended September 30, 2005. Marketable securities held at September 30, 2005 and 2004 have a cost basis of approximately $13,000.

INVENTORIES

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out ("FIFO") basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of operations of the respective period.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS effective October 1, 2001. The Company's annual evaluation was performed as of September 30, 2005. No impairment losses were identified as a result of this evaluation. All of the Company's goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written off against accumulated amortization.

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

If the Company had deferred membership revenue and recognized it based on the lives above prior to January 1, 2004, the impact on revenue and net income recognized would have been increases of approximately $3,600 and $47,000 for the years ended September 30, 2005 and 2004, respectively. This would have also resulted in an increase in the deferred revenue balance of approximately $0 and $12,000 as of September 30, 2005 and 2004, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements.

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

                       RICK'S CABARET INTERNATIONAL, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ADVERTISING AND MARKETING

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

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

Stock options of approximately 733,000 for the year ended September 30, 2004, have been excluded from earnings per share due to the stock options being anti-dilutive. All options were excluded for the year ended September 30, 2005 due to the Company's net loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which

                       RICK'S CABARET INTERNATIONAL, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

STOCK OPTIONS

At September 30, 2005, the Company has stock options outstanding, which are described more fully in Note G. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board
("APB")  Opinion  No.  25, Accounting for Stock Issued to Employees, and related
Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

                                                       YEAR ENDED SEPTEMBER 30,
                                                         2005            2004
                                                    --------------  --------------
     Net income (loss), as reported                 $    (215,148)  $     775,253
     Less total stock-based employee compensation
       expense determined under the fair value
       based method for all awards                       (549,165)       (216,616)
                                                    --------------  --------------
     Pro forma net income (loss)                    $    (764,313)  $     558,637
                                                    ==============  ==============

     Earnings (loss) per share:
       Basic and diluted  - as reported             $       (0.05)  $        0.21
                                                    ==============  ==============

       Basic and diluted  - pro forma               $       (0.19)  $        0.15
                                                    ==============  ==============


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation 46R ("FIN 46R"), a revision to interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial statements.

                       RICK'S CABARET INTERNATIONAL, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective beginning October 1, 2006.


C.   PROPERTY AND EQUIPMENT

Property  and  equipment  consisted  of  the  following:

                                               SEPTEMBER 30,
                                            2005         2004
                                         -----------  -----------
          Buildings and land             $ 9,531,112  $ 8,967,481
          Leasehold improvements           4,099,666      565,385
          Furniture                          939,550      547,574
          Equipment                        2,079,895    1,260,763
                                         -----------  -----------
          Total property and equipment    16,650,223   11,341,203
          Less accumulated depreciation    3,233,468    2,659,763
                                         -----------  -----------

          Property and equipment, net    $13,416,755  $ 8,681,440
                                         ===========  ===========


For the years ended September 30, 2005 and 2004, the Company capitalized approximately $128,000 and $0, respectively, of interest to property and equipment in leasehold improvements.

                       RICK'S CABARET INTERNATIONAL, INC.

D.   GOODWILL AND INTANGIBLE ASSETS

Goodwill  and  intangible  assets  consisted  of  the  following:

                                                              SEPTEMBER 30,
                                                            2005         2004
                                                         -----------  ----------
     Indefinite useful lives:
       Goodwill                                          $1,898,926   $1,898,926
       Licenses                                           7,937,634            -

                                           Amortization
                                              Period
                                           ------------
     Definite useful lives:
       Discounted lease                      18 years        43,022            -
       Non-compete agreement                  5 years       100,000            -
       Less accumulated amortization                        (16,760)           -
                                                         -----------  ----------

     Total goodwill and intangible assets                $9,962,822   $1,898,926
                                                         ===========  ==========

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2005 for each of the years in the five-year period ending September 30, 2010 and thereafter is 2006 - $22,347, 2007 - $22,347, 2008 - $22,347, 2009 - $22,347, 2010 - 7,347, and thereafter - $29,527.

                       RICK'S CABARET INTERNATIONAL, INC.

E.   LONG-TERM DEBT

Long-term  debt  consisted  of  the  following:

                                                            SEPTEMBER 30,
                                                          2005         2004
                                                       -----------  ----------
     Note payable at prime (as determined by
       the Wall Street  Journal) plus 1%,
       matures December 2004                        *  $         -  $  296,163
     Notes payable at 9%, mature February 2008      *    2,035,303   2,120,680
     Notes payable at 12%, mature March 2026        *      140,802     142,263
     Note payable at 9%, matures March 2006         *      289,308     293,224
     Note payable with imputed interest at 7%,
       matures January 2006, unsecured                     214,649     415,255
     Notes payable at 11%, mature August 2015       *    1,335,338     367,072
     Notes payable at 10%, mature December 2014
       and January 2015                             *    2,868,224           -
     Note payable at 7%, matures October 2012,
       collateralized by assets of RCI
       Entertainment North Carolina, Inc.                  325,000           -
     Note payable at 7%, matures December 2004      *            -      27,667
     Convertible note payable at 12%, matures
       August 2008                                         559,270           -
     Convertible note payable at 4%, matures
       May 2010, collateralized by assets of RCI
       Entertainment New York, Inc.                      5,042,362           -
     Note payable at 7%, matures December 2019      *      414,057           -
     Note payable at 8.99%, matures
       October 2007, collateralized by a vehicle            22,523      31,236
                                                       -----------  ----------
     Total debt                                         13,246,836   3,693,560

     Less current portion                                1,349,894     492,310
                                                       -----------  ----------

     Total long-term debt                              $11,896,942  $3,201,250
                                                       ===========  ==========

     * Collateralized by real estate

The Company had an unsecured note payable at 10% in the amount of $188,051 at September 30, 2004, which was part of discontinued operations.

In June, July and November 2004, the Company borrowed $100,000, $100,000, and $900,000, respectively, from an unrelated individual at the rate of 11% per annum for a 10 year term. These borrowings were an addition to a previous note. During fiscal year 2005, the monthly payment of principal and interest of the new borrowing is $15,034, and $3,445 for the old note. The notes are secured by our properties located at 3501 Andtree, Austin and at 5718 Fairdale,

                       RICK'S CABARET INTERNATIONAL, INC.

E.   LONG-TERM DEBT - CONTINUED

Houston, Texas. The money received from this new financing was used for the acquisition and renovation of the New York club.

On November 15, November 17, and December 30, 2004, the Company borrowed $590,000, $1,042,000, and $1,270,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694, $10,056, and $12,256, respectively. The notes are secured by our properties located at 2023 Sable Lane, San Antonio, 410
N. Sam Houston Pkwy. E., and 3113 Bering Drive, Houston, Texas. The money received from this financing was used for the acquisition and renovation of the New York club.

As a part of the purchase the North Carolina club, the Company issued 180,000 shares of the Company's common stock valued at $3.75 per share and entered into a seven year promissory note in the amount of $325,000 bearing interest at the rate of 7% per annum. The note is payable with an initial payment due November 1, 2005, of interest only for the period of time from the date of Closing until October 31, 2005, plus a principal reduction payment in the amount of $3,009. Thereafter, RCI Entertainment North Carolina, Inc., the Company's subsidiary, will make eighty-three (83) successive equal monthly payments commencing December 1, 2005, of principal and interest in the amount of $4,905 until paid in full. The note is secured by the assets of RCI Entertainment North Carolina, Inc. Pursuant to the terms of the note, on or after November 1, 2005, the holder shall have the right, but not the obligation to have the Company purchase from the holder 4,285 shares per month, calculated at a price per share equal to $3.75 until the holder has received a total of $1,000,000 from the sale of the shares less the amount of the note. At the Company's election during any given month, the Company may either buy the monthly shares or, if the Company elects not to buy the monthly shares from the holder, then the holder shall sell the monthly shares in the open market. Any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of the shares shall be paid by the Company within three (3) days of the date of sale of the monthly shares during that particular month. The Company's obligation to purchase the monthly shares from the holder shall terminate and cease at such time as the holder has received a total of $1,000,000 from the sale of the shares, less the amount of the note.

On July 22, 2005, the Company entered into a secured convertible debenture with one of its shareholders for a principal sum of $660,000. The debenture is convertible into 220,000 shares of the Company's common stock at a conversion price of $3.00 per share at the option of the holder. The term is for three years and interest rate is at 12% per annum. The debenture matures on August 1, 2008. The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The value of the discount on notes payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model. For the year ending September 30, 2005, the Company recorded $5,925 interest expense. The debenture is secured by Company's ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries.

As a part of the purchase the New York club, the Company obtained a $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at end of five years. Two million dollars of the principal amount of the Promissory Note is

                       RICK'S CABARET INTERNATIONAL, INC.

E.   LONG-TERM DEBT - CONTINUED

convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share.

In December 2004, as a part of the purchase of a 9,000 square-foot office building, the Company obtained a fifteen year promissory note in the amount of $426,460 with interest at 7%.

Future  maturities  of  long-term  debt  consist  of  the  following:

     2006                                $ 1,349,894
     2007                                    835,062
     2008                                  3,312,223
     2009                                    909,149
     2010                                  2,894,275
     Thereafter                            3,946,233
                                         -----------
     Total maturities of long-term debt  $13,246,836
                                         ===========


F.   INCOME TAXES

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

                                                2005        2004
                                              ---------  ----------
     Computed expected tax expense (benefit)  $(73,151)  $ 263,586
     State income taxes                         (6,454)     23,257
     Deferred tax asset valuation
       Allowance                                79,605    (286,843)
                                              ---------  ----------
     Total income tax expense                 $      -   $       -
                                              =========  ==========


The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

                                                    2005         2004
                                                 -----------  ----------
     Deferred tax assets (liabilities):
       Goodwill                                  $ (138,150)  $ 284,018
       Property and equipment                      (254,788)   (161,881)
       Net operating losses                       1,165,143     654,405
       Unrealized gain on marketable securities      (5,762)    (40,331)
       Other                                         72,975      16,646
       Valuation allowance                         (839,418)   (752,857)
                                                 -----------  ----------
                                                 $        -   $       -
                                                 ===========  ==========

                       RICK'S CABARET INTERNATIONAL, INC.

F.   INCOME TAXES - CONTINUED

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2005 and 2004 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2005, the Company had net operating loss carryforwards of approximately $3,149,000, which expire in 2017 through 2020.


G.   STOCK OPTIONS

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

Following  is  a  summary  of  options  for  the  years  ended  September  30:

                                               WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE
                                               EXERCISE                EXERCISE
                                     2005        PRICE       2004        PRICE
                                  ----------------------------------------------
Outstanding at beginning of year     908,000   $    2.39     498,000   $    2.35
Granted                               90,000        2.80     575,000        2.46
Expired                              (50,000)       2.49    (165,000)       2.29
Exercised                            (70,000)       2.21           -           -
                                  -----------             -----------
Outstanding at end of year           878,000        2.47     908,000        2.42
                                  ===========             ===========
Exercisable at end of year           583,000   $    2.40     408,000   $    2.32
                                  ===========             ===========
Weighted-average remaining
  contractual life                2.84 years              3.12 years
                                  ===========             ===========


As of September 30, 2005, the range of exercise prices for outstanding options was $1.40 -$2.80.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. See footnote B for related disclosures.

                       RICK'S CABARET INTERNATIONAL, INC.

G.   STOCK OPTIONS - CONTINUED

Under APB No. 25, no compensation expense is recorded when the exercise price of the Company's employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the years ended September 30, 2005 and 2004, no amounts were recorded to compensation expense related to stock options issued to employees.

Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

                             2005       2004
                           --------------------
  Volatility                   137%        137%
  Expected lives           3 years   3.3 years
  Expected dividend yield        -           -
  Risk free rates             4.31%       3.45%


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


H.   COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $558,000 and $536,000 for the years ended September 30, 2005 and 2004, respectively.

Rent expense for the Company's operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liability in the consolidated balance sheets.

                       RICK'S CABARET INTERNATIONAL, INC.

H.   COMMITMENTS AND CONTINGENCIES - CONTINUED

Future  minimum annual lease obligations as of September 30, 2005 are as follow:

           2006                                    $   964,307
           2007                                        984,472
           2008                                        929,076
           2009                                        788,114
           2010                                        552,882
           Thereafter                                8,517,755
                                                   -----------

           Total future minimum lease obligations  $12,736,606
                                                   ===========


LEGAL MATTERS

Sexually Oriented Business Ordinance Of Houston, Texas

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually
Oriented Businesses (the "Ordinance"). The Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that one of the Company's Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of the Company's Business License at that location was denied.

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

The Company filed a request with the City of Houston requesting an extension of time during which operations at the Company's north Houston facility could continue under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period that has since been reached. The Company has the right to appeal any decision of the Hearing official to the district court in the State of Texas.

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S.

                       RICK'S CABARET INTERNATIONAL, INC.

H.   COMMITMENTS AND CONTINGENCIES - CONTINUED

District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented business, leaving intact the provision of the 750 foot distance as it existed prior to the Ordinance.

The City of Houston has appealed the District Court's rulings with the Fifth Circuit Court of Appeals. In the event that the City of Houston is successful in the appeal, the Company could be out of compliance and such an outcome could have an adverse impact on the Company's future. The permits for the Company's north Houston location and Bering Drive location have expired.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld by the court which may be detrimental to the Company's business. The Company, in concert with other sexually oriented businesses, is appealing these aspects of the Ordinance.

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

The appeals process as it relates to the Court's rulings in 1998 has been exhausted. The Trial Court has entered a new scheduling order which places trial on the remaining issues for June 2006. Under the holding of the Fifth Circuit Court of Appeals, the City of Houston has the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are over 2,000 alternate sites available for relocation. If the City of Houston can meet this initial burden, then the Trial Court will consider the remaining location issues which were not decided during the initial summary phase of the case. In the event the City of Houston can meet its burden and the Trial Court moves forward with the case, an appeal is anticipated. A ruling on the remaining issues in favor of the City of Houston could have an adverse impact on the Rick's locations in Houston, Texas.

                       RICK'S CABARET INTERNATIONAL, INC.

H.   COMMITMENTS AND CONTINGENCIES - CONTINUED

OTHER LEGAL MATTERS

On May 2, 2003, a lawsuit was filed in the United States District Court for the Western District of Texas, San Antonio division, on behalf of XTC Cabaret, and others, as a result of the City of San Antonio having adopted a new ordinance, which, among other things, banned nude dancing. This suit asked the Court to declare the ordinance unconstitutional and enjoin the City from enforcing it. Prior to a resolution of this litigation, XTC Cabaret withdrew as a party to the lawsuit. Although a settlement was reached with the remaining parties in June 2005, it did not include nude dancing. XTC has elected to address the constitutionality of the ordinance by appealing any conviction obtained by the City through the state courts.

On April 7, 2004, a lawsuit was filed in the 80th Judicial District Court of Harris County, Texas, styled Cause No. 2004-18510, Charity Renee Stevens, et al. vs. Lazaro Ernesto Alfonso, et al. This is a wrongful death and personal injury action against two individuals based on negligence theories and five entertainment establishments including Rick's based on alleged "dram shop" violations arising from a two-car collision. Plaintiffs have also sued Ford Motor Company under a theory of products liability. Plaintiffs include the children of the decedents, a minor passenger and the mothers of the decedents. Plaintiffs are seeking unspecified damages including physical pain and suffering, mental anguish, pecuniary loss, past and future loss of companionship and consortium, loss of mental and intellectual function, past and future physical impairment, reduction in earning capacity, increased education costs and expenses including funeral and medical costs.

Management believes that the Company is not liable for any of the damages and that the Company is covered by the safe harbor provisions of the Dram Shop Act, which render certain compliant establishments not liable for the acts of their patrons. The Company is not aware of any insurance coverage for this claim. The Company denies that the Company has any liability for the accident and is vigorously defending the matter.

Discovery is ongoing and the Company has filed a Motion for Summary Judgment on behalf of Rick's which is currently pending.

For all the above legal matters, no contingent reserves as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable.

I.   LINE-OF-CREDIT

The Company has available a $100,000 unsecured line-of-credit with a bank. Interest is payable monthly on the outstanding balance at a floating rate of prime plus 1.5% (8.25% at September 30, 2005). This arrangement is subject to renewal in June 2006. The amount outstanding under this agreement at September 30, 2005 was $94,888, with the remainder available for future borrowing.

                       RICK'S CABARET INTERNATIONAL, INC.

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

The following table sets forth certain information about each segment's financial information for the year ended September 30:

                                                     2005          2004
                                                 ------------  ------------
Business segment sales:
    Night clubs                                  $14,708,159   $15,163,331
    Internet                                         788,513       796,353
    Discontinued operations                         (672,265)   (2,101,250)
                                                 ------------  ------------
                                                 $14,824,407   $13,858,434

Business segment operating income:
    Night clubs                                  $ 2,283,535   $ 2,542,482
    Internet                                         114,500        88,958
    General corporate                             (2,098,955)   (1,565,871)
    Discontinued operations                                -       329,034
                                                 ------------  ------------
                                                 $   299,080   $ 1,394,603

Business segment capital expenditures:
    Night clubs                                  $ 4,763,060   $   659,073
    Internet                                          58,153         5,580
    General corporate                                516,500        35,546
    Discontinued operations                          (28,693)      (55,634)
                                                 ------------  ------------
                                                 $ 5,309,020   $   644,565

Business segment depreciation and amortization:
    Night clubs                                  $   455,690   $   385,425
    Internet                                          34,231        43,308
    General corporate                                122,277       115,404
    Discontinued operations                          (21,732)      (64,346)
                                                 ------------  ------------
                                                 $   590,466   $   479,791

Business segment assets:
    Night clubs                                  $19,037,102   $ 6,640,888
    Internet                                          99,148       108,595
    General corporate                              5,892,768     6,450,276
    Discontinued operations                                -      (438,882)
                                                 ------------  ------------
                                                 $25,029,018   $12,760,877

                       RICK'S CABARET INTERNATIONAL, INC.

K.   COMMON STOCK

In January 2005, 20,000 stock options were exercised by the Company's employees and directors for $39,625. In March 2005, the Company issued 150,000 shares of common stock to an unrelated investor and received proceeds of $375,000, 12,000 shares of restricted common stock were issued at a value of $2.26 per share pursuant to a consulting agreement, and 25,000 stock options were exercised by the Company's employees for $60,025. On June 10, 2005, the Company issued 180,000 shares of common stock pursuant to the purchase of a club in Charlotte, North Carolina. See Note N. In July 2005, we sold 200,000 shares of our common stock in a private transaction to 13 persons at $2.00 per share for a total consideration of $400,000. In August and September 2005, 25,000 stock options were exercised by the Company's employees and directors for $54,113.


L.   RELATED PARTY TRANSACTIONS

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $79,000 and $86,000 at September 30, 2005 and 2004, respectively, and is included in other assets in the accompanying consolidated balance sheets.


M.   EMPLOYEE RETIREMENT PLAN

The Company sponsors a Simple IRA plan (the "Plan"), which covers all of the Company's corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee's salary. Expenses related to matching contributions to the Plan approximated $28,000 and $23,000 for the years ended September 30, 2005 and 2004, respectively.


N.   ACQUISITIONS AND DISPOSITIONS

On March 3, 2004, the Company acquired the assets and business of a 7,000 square foot gentlemen's club in North Houston and it became the Company's fifth XTC Cabaret. As a part of the transaction, the Company entered into a new five-year lease with an option for five additional years. The results of operations of this new venue are included in the accompanying consolidated financial statements from the date of acquisition. The $265,000 all-cash purchase transaction generated goodwill of $20,000. Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company's growth strategy.

On September 30, 2004, the Company entered into a Stock Purchase Agreement with an unrelated third party, whereby the Company sold all of its 510 shares of common stock of RCI Ventures, Inc. for $15,000 cash and a $235,000 note receivable bearing interest at a rate of 6%

                       RICK'S CABARET INTERNATIONAL, INC.

N.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

over a five year period. As a part of the transaction, Trumps, a wholly-owned subsidiary of the Company, and Tantric, a wholly-owned subsidiary of RCI Ventures., entered into a five year lease agreement for the property located at 5718 Fairdale, Houston, Texas. The Company has recorded a $163,739 deferred gain related to this transaction for the year ended September 30, 2004. The gain will be recognized upon collection of the note receivable. The club's business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club's results of operations and cash flows have been removed from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet. The deferred gain is netted against the note receivable, included in other assets in the accompanying balance sheet.

On January 18, 2005, the Company's wholly-owned subsidiary, RCI Entertainment New York, Inc., a New York corporation ("RCI New York") completed the acquisition of Peregrine Enterprises, Inc. ("Peregrine"), which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). Peregrine owns and operates an adult entertainment cabaret located in midtown Manhattan. The cabaret club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square. The total consideration was for $7.775 million for the assets and stock of the former Paradise Club, which had operated on the site for more than a decade. The transaction consisted of $2.5 million in cash and $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at end of five years and transaction costs of $150,000. The Promissory Note is payable commencing 151 days after Closing as follows: (a) the payment of $58,333.33 per month for twenty-four (24) consecutive months; (b) the payment of $63,333.33 for twenty-four (24) consecutive months; (c) the payment of $68,333.33 for twelve
(12) consecutive months; and (d) a lump sum payment of the remaining balance to be paid on the sixty-first (61st) month. $2,000,000 of the principal amount of the Promissory Note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. The parties also entered into a Stock Pledge Agreement and Security Agreement to secure the Promissory Note. The results of operations of the club are included in the Company's consolidated statement of operations from January 18, 2005.

The following information summarizes the final determination of the purchase price allocation.

          Current assets         $  150,000
          Discounted lease           43,022
          Non-compete agreement     100,000
          License                 7,481,978
                                 ----------

          Net assets acquired    $7,775,000


The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. Peregrine's operations are for the calendar year 2004. The pro forma information is not necessarily

                       RICK'S CABARET INTERNATIONAL, INC.

N.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

                                                        2005         2004
                                                    ------------  -----------
  Revenues                                          $15,310,407   $16,206,998
  Net income (loss) from continuing operations         (638,841)      425,320
  Net income (loss)                                    (495,148)       87,370

  Net income (loss) per share - basic and diluted   $     (0.13)  $      0.02


On March 31, 2005, the Company completed the sale of one of its clubs known as 'Rick's South' to MBG Acquisition LLC for cash $550,000. In connection with the sale, the Company recorded a gain of $291,987. The club's business was accounted for as a discontinued operation under accounting principles generally accepted in the United States of America, and therefore, the club's results of operations and cash flows have been removed from the Company's consolidated results of continuing operations and cash flows for all periods presented and such assets and liabilities as of September 30, 2004 have been included under "Net assets of discontinued operation" in the accompanying balance sheet. Goodwill in the amount of $83,923 was eliminated as the result of this transaction.

On June 10, 2005, the Company's wholly-owned subsidiary, RCI Entertainment North Carolina, Inc., a North Carolina corporation ("RCI North Carolina") completed the acquisition of a 30,000 square foot nightclub in Charlotte, North Carolina. The name of the club had been changed from 'The Manhattan Club' (5300 Old Pineville Road) to 'Rick's Cabaret'. The purchase price of the transaction was $1,000,000 through the issuance of 180,000 shares of restricted common stock valued at $675,000 and a seven-year promissory note of $325,000, bearing interest at a rate of 7% per annum. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc. The results of operations of the club are included in our consolidated statement of operations from February 1, 2005, when the Company assumed risk of loss for the club's operations under a management agreement.

Pursuant to the terms of the note, on or after November 1, 2005, the holder shall have the right, but not the obligation to have the Company purchase from the holder 4,285 shares per month, calculated at a price per share equal to $3.75 until the holder has received a total of $1,000,000 from the sale of the shares less the amount of the note. At the Company's election during any given month, the Company may either buy the monthly shares or, if the Company elects not to buy the monthly shares from the holder, then the holder shall sell the monthly shares in the open market. Any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of the shares shall be paid by the Company within three (3) days of the date of sale of the monthly shares during that particular month. The Company's obligation to purchase the monthly shares from the holder shall terminate and cease at such time as the

                       RICK'S CABARET INTERNATIONAL, INC.

N.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

holder has received a total of $1,000,000 from the sale of the shares, less the amount of the note. Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company's growth strategy.

The following information summarizes the final determination of the purchase price allocation.

     Current assets                          $  111,752
     Property & equipment, net depreciation     640,192
     Licenses                                   455,656
     Other assets                                 5,020
     Current liabilities assumed               (212,620)
                                             -----------
     Net assets acquired                     $1,000,000


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