Form 10KSB/A
period 2005-09-30
RICKS CABARET INTERNATIONAL INC
filed 2006-01-27
CIK 935419

Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-KSB/A
                                Amendment No. 1

                  (Filed solely to clarify the existence of the
                        Issuer's Compensation Committee)

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

Rick's Cabaret International, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-KSB for the year ended September 30, 2005, that was originally filed with the Securities and Exchange Commission ("SEC") on January 5, 2006 (the "Original 10-KSB") solely to clarify the existence of the Issuer' s Compensation Committee. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB. This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained therein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

All of our Audit Committee members are independent Directors. The Board of Directors elects the Members of our Audit Committee annually. The Members serve until their successors are duly elected and qualified. All Members of the audit Committee are free from any relationship that could conflict with Member's independent judgment. All Members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities. Steven L. Jenkins serves as Chairman of the Audit Committee, having been elected by the Members of our Audit Committee. Steven L. Jenkins serves as the Audit Committee's Financial Expert, having been elected by a unanimous vote of the Members of our Audit Committee. The Audit Committee Charter was previously filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on June 3, 2005, and can be found on our website at www.ricks.com.
             -------------

We have a Nominating Committee composed of independent directors Robert L. Watters, Alan Bergstrom and Steven L. Jenkins. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. The Nominating Committee Charter can be found on our website at www.ricks.com.
                  -------------

We have a Compensation Committee whose members are Robert Watters, Alan Bergstrom and Steven L. Jenkins. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2005, were made by the Compensation Committee. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

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

SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2006.


                              Rick's Cabaret International, Inc.

                              /s/ Eric S. Langan
                              --------------------------------------
                              By:  Eric S. Langan
                              Director, Chief Executive Officer,
                              President and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                      Title                                  Date

/s/ Eric S. Langan
-----------------------------
Eric S. Langan                 Director, Chief Executive Officer,     January 24, 2006
                               President and Chief Financial Officer

/s/ Travis Reese
-----------------------------
Travis Reese                   Director and                           January 24, 2006
                               V.P.-Director of Technology

/s/ Robert L. Watters
-----------------------------
Robert L. Watters              Director                               January 26, 2006

/s/ Alan Bergstrom
-----------------------------
Alan Bergstrom                 Director                               January 24, 2006

/s/ Steven Jenkins
-----------------------------
Steven Jenkins                 Director                               January 25, 2006

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