Form 10QSB
period 2005-12-31
RICKS CABARET INTERNATIONAL INC
filed 2006-02-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2005

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12-b-2 of the Exchange Act).  Yes [ ]    No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On February 8, 2006, there were 4,376,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                       RICK'S CABARET INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                -----------------


PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of December 31, 2005 (unaudited)
          and September 30, 2005 (audited). . . . . . . . . . . . . . . .   1

          Consolidated Statements of Operations for the three months
          ended December 31, 2005 and 2004 (unaudited). . . . . . . . . .   3

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2005 and 2004 (unaudited). . . . . . . . . .   4

          Notes to Consolidated Financial Statements. . . . . . . . . . .   5

Item 2.   Management's Discussion and Analysis or Plan of Operations. . .   9

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  14


PART II   OTHER INFORMATION

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART  I         FINANCIAL  INFORMATION

Item  1.   Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                 12/31/05       9/30/05
                                              (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                   $   561,421   $   480,330
  Accounts receivable
    Trade                                         185,690       310,692
    Other, net                                    130,261       118,872
  Marketable securities                            28,919        28,919
  Inventories                                     244,508       257,626
  Prepaid expenses and other current assets        97,243        87,991
                                              ------------  ------------
    Total current assets                        1,248,042     1,284,430

PROPERTY AND EQUIPMENT:
  Buildings, land and leasehold improvements   13,477,408    13,454,990
  Furniture and equipment                       3,315,850     3,195,233
                                              ------------  ------------
                                               16,793,258    16,650,223

  Accumulated depreciation                     (3,460,362)   (3,233,468)
                                              ------------  ------------
    Total property and equipment, net          13,332,896    13,416,755

OTHER ASSETS:
  Goodwill and indefinite lived intangibles     9,836,560     9,836,560
  Definite lived intangibles, net                 120,675       126,262
  Other                                           345,026       365,011
                                              ------------  ------------
    Total other assets                         10,302,261    10,327,833
                                              ------------  ------------
    Total assets                              $24,883,199   $25,029,018
                                              ============  ============

          See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            12/31/05       9/30/05
                                                         (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES:
  Accounts payable - trade                               $   574,623   $ 1,034,508
  Accrued liabilities                                        824,927       852,865
  Current portion of long-term debt                        1,358,270     1,349,894
  Line of credit                                              85,233        94,888
                                                         ------------  ------------
    Total current liabilities                              2,843,053     3,332,155

Other long-term liabilities                                  226,161       193,648
Long-term debt less current portion                       11,662,403    11,896,942
                                                         ------------  ------------
    Total liabilities                                     14,731,617    15,422,745

COMMITMENTS AND CONTINGENCIES                                    ---           ---

MINORITY INTERESTS                                            29,950        31,337

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none outstanding                                 ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 5,230,678 and 5,220,678 shares issued         52,307        52,207
  Additional paid-in capital                              13,025,767    13,004,567
  Accumulated other comprehensive income                      15,572        15,572
  Accumulated deficit                                     (1,678,234)   (2,203,630)
  Less 908,530 shares of common stock held in treasury,
    at cost                                               (1,293,780)   (1,293,780)
                                                         ------------  ------------
    Total stockholders' equity                            10,121,632     9,574,936
                                                         ------------  ------------

    Total liabilities and stockholders' equity           $24,883,199   $25,029,018
                                                         ============  ============

          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                           2005               2004
                                                    (UNAUDITED)        (UNAUDITED)
Continuing Operations:
Revenues:
  Sales of alcoholic beverages                      $ 2,169,995        $ 1,210,276
  Sales of food and merchandise                         638,724            377,102
  Service revenues                                    2,594,801          1,505,952
  Internet revenues                                     209,157            187,231
  Other                                                 167,058             51,650
                                                    ------------       ------------
    Total revenues                                    5,779,735          3,332,211

Operating expenses:
  Cost of goods sold                                    709,237            397,770
  Salaries and wages                                  1,669,711          1,207,948
  Other general and administrative:
    Taxes and permits                                   695,316            444,591
    Charge card fees                                    102,236             59,687
    Rent                                                296,846             71,949
    Legal and professional                              150,657            167,326
    Advertising and marketing                           290,668            141,807
    Depreciation and amortization                       232,482            126,789
    Other                                               848,472            559,117
                                                    ------------       ------------
    Total operating expenses                          4,995,625          3,176,984
                                                    ------------       ------------
Income from continuing operations                       784,110            155,227

Other income (expense):
  Interest income                                         6,436              9,188
  Interest expense                                     (263,052)           (89,115)
  Minority interests                                      1,387                463
  Other                                                  (3,485)              (780)
                                                    ------------       ------------
Net income from continuing
  operations                                            525,396             74,983

Discontinued operations:
  Loss from discontinued operations                          --            (81,468)
                                                    ------------       ------------
Net income (loss)                                   $   525,396        $    (6,485)
                                                    ============       ============
Basic and diluted earnings (loss) per share:
  Income from continuing operations                 $      0.12        $      0.02
  Loss from discontinued operations                        0.00              (0.02)
                                                    ------------       ------------
  Net income (loss), basic                          $      0.12        $      0.00
                                                    ============       ============
  Net income (loss), diluted                        $      0.11        $      0.00
                                                    ============       ============
Weighted average number of common
  shares outstanding:
    Basic                                             4,321,061          3,700,148
                                                    ============       ============
    Diluted                                           4,599,779          3,700,148
                                                    ============       ============

Comprehensive income for the three months ended December 31, 2005 and 2004 was $525,396 and ($50,975), respectively. This includes the changes in available-for-sale securities and net income (loss).

          See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                              2005                2004
                                                       (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations             $   525,396        $     74,983
  Adjustments to reconcile income (loss) from
  continuing operations to cash provided by operating
  activities:
    Depreciation and amortization                          232,481             126,789
    Issuance of warrants                                     8,889                 ---
    Minority interests                                      (1,387)               (463)
    Changes in operating assets and liabilities           (337,831)           (240,332)
                                                       ------------       -------------
  Cash provided by (used in) operating activities          427,548             (39,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (143,035)           (112,087)
  Payments for notes receivable                             19,985               4,495
                                                       ------------       -------------
  Cash used in investing activities                       (123,050)           (107,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                        21,300                 ---
  Proceeds from long-term debt                                 ---           3,802,000
  Payments on long-term debt                              (244,707)           (382,302)
                                                       ------------       -------------
  Cash provided by (used in) financing activities         (223,407)          3,419,698

Net cash used in discontinued operations                       ---            (116,369)
                                                       ------------       -------------

NET INCREASE IN CASH                                        81,091           3,156,714


CASH AT BEGINNING OF PERIOD                                480,330             275,243
                                                       ------------       -------------
CASH AT END OF PERIOD                                  $   561,421        $  3,431,957
                                                       ============       =============
CASH PAID DURING PERIOD FOR:
  Interest                                             $   271,826        $     81,848
                                                       ============       =============

Non-cash  transactions:
     During the quarter ended December 31, 2004, the Company purchased a 9,000 square foot office building for $516,499, payable with $90,039 cash at closing and a fifteen-year promissory note, bearing interest rate at 7%, in the amount of $426,460.

          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                          2005             2004
Net income (loss), as reported                      $  525,396        $  (6,485)
Less total stock-based employee compensation
expense determined under the fair value
based method for all awards                           (135,630)        (128,393)
                                                    -----------       ----------
Pro forma net income (loss)                         $  389,766        $(134,878)
                                                    ===========       ==========
Earnings (loss) per share:
  Basic - as reported                               $     0.12        $    0.00
                                                    ===========       ==========
  Diluted - as reported                             $     0.11        $    0.00
                                                    ===========       ==========

  Basic - pro forma                                 $     0.09        $   (0.04)
                                                    ===========       ==========
  Diluted - pro forma                               $     0.08        $   (0.04)
                                                    ===========       ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.  COMMON  STOCK

On October 11, 2005, 10,000 stock options were exercised by one of the Company's directors for proceeds of $21,300.

6.  SEGMENT  INFORMATION

Below is the financial information related to the Company's segments:

                          FOR THE THREE MONTHS ENDED DECEMBER 31,
                                        2005                2004
REVENUES
  Club operations                $ 5,568,716        $  3,144,980
  Internet websites                  211,019             187,231
  Discontinued operations                ---             336,646
                                 ------------       -------------
                                 $ 5,779,735        $  3,668,857
                                 ============       =============

NET INCOME (LOSS)
  Club operations                $ 1,022,448        $    631,156
  Internet websites                   48,849              31,186
  Corporate expenses                (545,901)           (587,359)
  Discontinued operations                ---             (81,468)
                                 ------------       -------------
                                 $   525,396        $     (6,485)
                                 ============       =============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income (loss) recognized would have been an increase of approximately $0 and $6,000 for the three months ended December 31, 2005 and 2004, respectively. This would have also resulted in a deferred revenue balance of approximately $0 and $6,300 as of December 31, 2005 and 2004, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of December 31, 2005 deferred revenues of approximately $14,800 have been recorded related to such memberships.

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

8.  LONG-TERM  DEBT

On November 15 and 17, 2004, the Company borrowed $590,000 and $1,042,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694 and $10,056, respectively. The note is secured by the Company's properties located at 2023 Sable Lane, San Antonio and at 410 N. Sam Houston PKWY E., Houston, Texas. On November 30, 2004, the Company borrowed $900,000 from an unrelated individual at an 11% annual interest rate over a 10 year term. The monthly payment of principal and interest is $9,290. The note is secured by the Company's properties located in 3501 Andtree, Austin and at 5718 Fairdale, Houston, Texas. On December 30, 2004, the Company borrowed $1,270,000 from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payment of principal and interest is $12,256. The note is secured by the Company's property located at 3113 Bering Drive, Houston, Texas. The money received from this financing was used for the acquisition

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

8.  LONG-TERM  DEBT  (CONTINUED)

and renovation of the New York club. On June 17, 2005, the Company borrowed $160,000 from a shareholder and $100,000 from an unrelated individual at an annual interest rate of 12% and 11% over 3 and 10 year term, respectively. On July 22, 2005, the Company entered into a secured convertible debenture with one of its shareholders for a principal sum of $660,000, which includes the loan on June 17, 2005 in the amount of $160,000. The term is for three years and interest rate is at 12% per annum. The debenture matures on August 1, 2008. The Company also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by Company's ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries. In July 2005, the Company received additional borrowing in the amount of $100,000 from the same unrelated individual who advanced $100,000 in June 2005, and with whom the Company had two existing notes. The term is for 10 years and the interest rate is 11% per annum. On August 15, 2005, the notes were amended and the amounts from June and July were included in one of the notes, for a combined total of $1,341,520 payable to this individual.

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

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. The pro forma information is not

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

9.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

                                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   2005             2004
Revenues                                     $5,779,735       $3,818,211
Net income (loss) from continuing
  operations                                 $  525,396       $ (171,017)
Net income (loss)                            $  525,396       $ (252,485)

Net income (loss) per share - basic          $     0.12       $    (0.05)
Net income (loss) per share - diluted        $     0.11       $    (0.05)

10.  SUBSEQUENT  EVENTS

On January 18, 2006, 54,000 stock options were exercised by the Company's employees with a total proceeds of $138,240.

On  February  6,  2005,  the  Company  issued  a  Convertible  Debenture  (the
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company is required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company has the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share.


Item  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.
           ------------------------------------------------------------------

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

     2.   We have extensive internet activities.

          a) We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire
               --------------------       -------------------
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

For the three months ended December 31, 2005, we had consolidated total revenues of $5,779,735 compared to consolidated total revenues of $3,332,211 for the three months ended December 31, 2004, an increase of $2,447,524 or 73.45%. The increase in total revenues was primarily attributable to the revenues generated by our new clubs in Charlotte, North Carolina, and New York, New York, in the amount of $1,625,499; by the increase in revenues generated by our existing club businesses in the amount of $798,237, a 25.39% increase; and by the increase in internet operations in the amount of $23,788, a 12.70% increase, from a year ago. Total revenues for same-location-same-period of club operations increased to $3,943,217 for the three months ended December 31, 2005 from $3,143,147 for same period ended December 31, 2004. The increase was primarily attributable to the increase in revenues in our club operations.

The cost of goods sold for the three months ended December 31, 2005 was 12.27% of total revenues compared to 11.94% for the three months ended December 31, 2004. The increase was due primarily to the addition of Rick's clubs, which have a higher cost of goods sold, offset by a reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended December 31, 2005 was 12.58% compared to 12.40% for the three months ended December 31, 2004. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended December 31, 2005 was 4.24% compared to 4.16% for the three months ended December 31, 2004. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2005 was 13.42%, compared to 12.41% for the same period ended December 31, 2004.

Payroll and related costs for the three months ended December 31, 2005 were $1,669,711 compared to $1,207,948 for the three months ended December 31, 2004. Payroll for same-location-same-period of club operations increased to $1,000,411 for the three months ended December 31, 2005 from $913,759 for the same period ended December 31, 2004. The increase was primarily due to an increase in entertainers payroll in our club in Minnesota. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended December 31, 2005 were $2,616,677 compared to $1,571,266 for the three months ended December 31, 2004. The increase was due primarily to increase in rent, indirect operating expenses, travel and lodging, and utilities from adding new locations in New York, New York and Charlotte, North Carolina.

Interest expense for the three months ended December 31, 2005 was $263,052 compared to $89,115 for the three months ended December 31, 2004. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the club in New York. As of December 31, 2005, the balance of long-term debt was $13,105,906 compared to $7,721,861 a year earlier.

Net income for the three months ended December 31, 2005 was $525,396 compared to net loss of $6,485 for the three months ended December 31, 2004. The increase in net income was primarily due to increase in overall revenues in our existing clubs. Net income for same-location-same- period of club operations increased to $1,011,689 for the three months ended December 31, 2005 from $541,441 for same period ended December 31, 2004, or by 86.85%.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2005, we had a working capital deficit of $1,595,011 compared to a deficit of $2,047,725 at September 30, 2005. The increase in working capital was primarily due to decreases in accounts payable, accrued liabilities, and line of credit as a result of increased cash flow from operations. The value of available-for-sale marketable securities remained the same.

Net cash provided by operating activities in the three months ended December 31, 2005 was $427,548 compared to net cash used of $39,023 for the nine months ended December 31, 2004. The increase in cash provided by operating activities was primarily due to increase in net income and depreciation and amortization and a decrease in changes in operating assets and liabilities.

We used $123,050 of cash in investing activities during the three months ended December 31, 2005 compared to $107,592 during the three months ended December 31, 2004. $223,407 of cash was used in financing activities during the three months ended December 31, 2005 compared to $3,419,698 provided during the three months ended December 31, 2004.

Historically, our need for capital was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. Historically, we have also utilized capital to repurchase our common stock as part of our share repurchase program.

On September 16, 2003, we were authorized by our board of directors to repurchase up to an additional $500,000 worth of our common stock. No shares have been purchased under this plan.

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

On July 22, 2005, we entered into a secured convertible debenture with one of its shareholders for a principal sum of $660,000, which includes the loan on June 17, 2005, in the amount of $160,000. The term is for three years and the interest rate is 12% per annum. The debenture matures on August 1, 2008. We also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by our ownership in Citation Land, LLC and RCI Holdings, Inc., both of which are wholly owned subsidiaries.

In July 2005, we received additional borrowings in the amount of $100,000 from the same unrelated individual who advanced $100,000 in June 2005, and with whom we had two existing notes. The term is for 10 years and the interest rate is 11% per annum. On August 15, 2005, the notes were amended and the amounts from June and July ($200,000) were included in one of the notes, for a combined total of $1,341,520 payable to this individual.

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

We have available a $100,000 unsecured line-of-credit with a bank other than our existing debt. Interest is payable monthly on the outstanding balance at a floating rate of prime plus 1.5%. This arrangement is subject to renewal in June 2006. The amount outstanding under this agreement at December 31, 2005 was $85,233, with the remainder available for future borrowing. However, there can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although management believes that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain its high level of name recognition and prestige within the marketplace.

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. Our experience to date indicates that there does not appear to be a seasonal fluctuation in our Internet activities.

GROWTH  STRATEGY

We believe that our club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York and North Carolina clubs, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be on leased premises.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.


Item  3.   CONTROLS  AND  PROCEDURES.
           --------------------------

As of the end of the period of this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out its evaluation.


PART  II        OTHER  INFORMATION

Item  5.   OTHER  INFORMATION.
           -------------------

Subsequent  Event.   On February 6, 2005, we issued a Convertible Debenture (the
-----------------
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, we are required to make three quarterly interest payments beginning May 1, 2006. Thereafter, we are required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of the Debenture, we have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the holder, the holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share.

The proceeds of the Debenture will be used to payoff certain debt and increase our working capital.


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

                                        RICK'S CABARET INTERNATIONAL, INC.


Date:  February 13, 2006                By:  /s/  Eric S. Langan
                                             -----------------------------------
                                        Eric S. Langan
                                        Chief Executive Officer and Chief
                                        Financial Officer