Form 10QSB
period 2006-03-31
RICKS CABARET INTERNATIONAL INC
filed 2006-05-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 5, 2006, there were 4,901,148 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       RICK'S CABARET INTERNATIONAL, INC.


                                TABLE OF CONTENTS
                                -----------------


PART  I          FINANCIAL  INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 2006 (unaudited)
             and September 30, 2005 (audited)                                  1

             Consolidated Statements of Operations for the three months and
             six months ended March 31, 2006 and 2005 (unaudited)              3

             Consolidated Statements of Cash Flows for the six months
             ended March 31, 2006 and 2005 (unaudited)                         4

             Notes to Consolidated Financial Statements                        5

Item 2.      Management's Discussion and Analysis or Plan of Operations        9

Item 3.      Controls and Procedures                                          15


PART II      OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities                          16

Item 6.      Exhibits                                                         16

             Signatures                                                       17

                          PART I FINANCIAL INFORMATION

Item  1.          Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                   3/31/06       9/30/05
                                               (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,473,186   $   480,330
  Accounts receivable
    Trade                                         231,152       310,692
    Other, net                                    140,009       118,872
  Marketable securities                            51,164        28,919
  Inventories                                     226,254       257,626
  Prepaid expenses and other current assets       257,802        87,991
                                              ------------  ------------
    Total current assets                        2,379,567     1,284,430

PROPERTY AND EQUIPMENT:
  Buildings, land and leasehold improvements   13,663,451    13,630,778
  Furniture and equipment                       3,276,540     3,019,445
                                              ------------  ------------
                                               16,939,991    16,650,223

  Accumulated depreciation                     (3,690,565)   (3,233,468)
                                              ------------  ------------
    Total property and equipment, net          13,249,426    13,416,755

OTHER ASSETS:
  Goodwill and indefinite lived intangibles     9,836,560     9,836,560
  Definite lived intangibles, net                 115,089       126,262
  Other                                           350,936       365,011
                                              ------------  ------------
    Total other assets                         10,302,585    10,327,833
                                              ------------  ------------
    Total assets                              $25,931,578   $25,029,018
                                              ============  ============

          See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            3/31/06        9/30/05
                                                         (UNAUDITED)      (AUDITED)

CURRENT LIABILITIES:
  Accounts payable - trade                               $   510,442   $ 1,034,508
  Accrued liabilities                                        702,328       852,865
  Current portion of long-term debt                          948,898     1,349,894
  Line of credit                                                 ---        94,888
                                                         ------------  ------------
    Total current liabilities                              2,161,668     3,332,155

Other long-term liabilities                                  258,674       193,648
Long-term debt less current portion                       11,650,845    11,896,942
                                                         ------------  ------------
    Total liabilities                                     14,071,187    15,422,745

COMMITMENTS AND CONTINGENCIES                                    ---           ---

MINORITY INTERESTS                                            32,681        31,337

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none issued and outstanding                      ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 5,499,678 and 5,220,678 shares issued         54,997        52,207
  Additional paid-in capital                              14,000,780    13,004,567
  Accumulated other comprehensive income                      37,817        15,572
  Accumulated deficit                                       (972,104)   (2,203,630)
  Less 908,530 shares of common stock held in treasury,
    at cost                                               (1,293,780)   (1,293,780)
                                                         ------------  ------------
    Total stockholders' equity                            11,827,710     9,574,936
                                                         ------------  ------------

    Total liabilities and stockholders' equity           $25,931,578   $25,029,018
                                                         ============  ============

          See accompanying notes to consolidated financial statements.

                       RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED MARCH 31,            ENDED MARCH 31,
                                                     2006         2005          2006         2005
                                                        (UNAUDITED)                (UNAUDITED)

Continuing Operations:
Revenues:
Sales of alcoholic beverages                  $2,215,489   $1,192,768    $4,385,484   $2,403,044
  Sales of food and merchandise                  677,275      413,996     1,315,999      791,098
  Service revenues                             2,841,119    1,586,890     5,435,920    3,092,841
  Internet revenues                              203,751      180,729       412,909      367,960
  Other                                          181,882       69,007       348,941      120,657
                                              -----------  -----------  ------------  -----------
        Total revenues                         6,119,516    3,443,390    11,899,253    6,775,600

Operating expenses:
  Cost of goods sold                             745,295      448,165     1,454,533      845,935
  Salaries and wages                           1,678,813    1,203,595     3,348,524    2,411,544
  Other general and administrative:
    Taxes and permits                            779,450      477,037     1,474,765      921,627
    Charge card fees                             104,074       55,609       206,310      115,296
    Rent                                         296,732      105,875       593,578      177,823
    Legal and professional                       185,288      178,753       335,946      346,079
    Advertising and marketing                    315,882      215,796       606,550      357,602
    Depreciation and amortization                235,788      140,453       468,269      267,242
    Other                                        814,713      618,081     1,663,127    1,177,199
                                              -----------  -----------  ------------  -----------
      Total operating expenses                 5,156,035    3,443,364    10,151,602    6,620,347
                                              -----------  -----------  ------------  -----------

Income from continuing operations                963,481           26     1,747,651      155,253

Other income (expense):
  Interest income                                  8,950       11,556        15,386       20,745
  Interest expense                              (271,469)    (167,835)     (534,521)    (256,949)
  Minority interests                              (2,731)      (6,877)       (1,344)      (6,414)
  Other                                            7,839           46         4,354         (734)
                                              -----------  -----------  ------------  -----------
Net income (loss) from continuing
  operations                                     706,070     (163,084)    1,231,526      (88,099)

Discontinued operations:
  Loss from discontinued operations                  ---      (66,825)          ---     (148,294)
  Gain on sale of subsidiary                         ---      291,987           ---      291,987
                                              -----------  -----------  ------------  -----------
    Net income                                $  706,070   $   62,078   $ 1,231,526   $   55,594
                                              ===========  ===========  ============  ===========
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations      $     0.16   $    (0.04)  $      0.28   $    (0.02)
Income from discontinued operations                  ---         0.06           ---         0.04
                                              -----------  -----------  ------------  -----------
Net income, basic                             $     0.16   $     0.02   $      0.28   $     0.02
                                              ===========  ===========  ============  ===========
Net income, diluted                           $     0.14   $     0.02   $      0.26   $     0.01
                                              ===========  ===========  ============  ===========
Weighted average number of common
  shares outstanding:
      Basic                                    4,408,237    3,782,481     4,364,649    3,741,315
                                              ===========  ===========  ============  ===========
      Diluted                                  5,347,386    3,964,987     4,973,583    3,923,821
                                              ===========  ===========  ============  ===========

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 were $728,315 and $28,710, and for the six months were $1,253,771 and ($22,265), respectively. This includes the changes in available-for-sale securities and net income (loss).

          See accompanying notes to consolidated financial statements.

                RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED MARCH 31,
                                                                2006          2005
                                                          (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations             $ 1,231,526   $   (88,099)
    Adjustments to reconcile income (loss) from
    continuing operations to cash provided by operating
    activities:
      Depreciation and amortization                          468,269       267,242
      Issuance of warrants                                    17,777           ---
      Minority interests                                       1,344         6,414
        Stocks issued for professional services                  ---        27,120
        Changes in operating assets and liabilities         (697,031)      813,580
                                                         ------------  ------------
    Cash provided by operating activities                  1,021,885     1,026,257

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                     (289,768)     (988,626)
    Proceeds from sale of discontinued operations                ---       550,000
    Acquisition of business, net of cash acquired                ---    (2,650,000)
    Payments for notes receivable                             21,493       (10,012)
                                                         ------------  ------------
    Cash used in investing activities                       (268,275)   (3,098,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                        75,000       474,650
    Proceeds from stock options exercised                    249,003           ---
    Proceeds from long-term debt                           1,035,425     3,802,000
    Payments on line-of-credit                               (94,888)          ---
    Payments on long-term debt                            (1,025,294)     (488,973)
                                                         ------------  ------------
    Cash provided by financing activities                    239,246     3,787,677

CASH FLOW FROM DISCONTINUED OPERATIONS:
    Cash provided by operating activities                        ---       200,042
    Cash used in investing activities                            ---      (402,585)
    Cash used in financing activities                            ---      (176,089)
                                                         ------------  ------------
    Cash used in discontinued operations                         ---      (378,632)

NET INCREASE IN CASH                                         992,856     1,336,664

CASH AT BEGINNING OF PERIOD                                  480,330       275,243
                                                         ------------  ------------
CASH AT END OF PERIOD                                    $ 1,473,186   $ 1,611,907
                                                         ============  ============
CASH PAID DURING PERIOD FOR:
    Interest                                             $   552,227   $   242,151
                                                         ============  ============


Non-cash transactions:
     During the quarter ended December 31, 2004, the Company purchased a 9,000 square foot office building for $516,499, payable with $90,039 cash at closing and a fifteen-year promissory note, bearing interest rate at 7%, in the amount of $426,460.

     In March 2006, the seller of the New York club converted $675,000 of principal from the related promissory note into 150,000 shares of restricted common stock.

          See accompanying notes to consolidated financial statements.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB, as amended and filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                       ENDED MARCH 31,          ENDED MARCH 31,
                                                      2006        2005        2006         2005
  Net income, as reported                        $ 706,070   $  62,078   $1,231,526   $  55,594
  Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                     (135,630)   (128,393)    (271,260)   (256,786)
                                                 ----------  ----------  -----------  ----------
  Pro forma net income (loss)                    $ 570,440   $ (66,315)  $  960,266   $(201,192)
                                                 ==========  ==========  ===========  ==========

  Earnings (loss) per share:
    Basic - as reported                          $    0.16   $    0.02   $     0.28   $    0.02
                                                 ==========  ==========  ===========  ==========
    Diluted - as reported                        $    0.14   $    0.02   $     0.26   $    0.01
                                                 ==========  ==========  ===========  ==========

    Basic - pro forma                            $    0.13   $   (0.02)  $     0.22   $   (0.05)
                                                 ==========  ==========  ===========  ==========
    Diluted - pro forma                          $    0.11   $   (0.02)  $     0.19   $   (0.05)
                                                 ==========  ==========  ===========  ==========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.  COMMON STOCK

On October 11, 2005, 10,000 stock options were exercised by one of the Company's directors for proceeds of $21,300. In January 2006, 54,000 stock options were exercised by the Company's employees for proceeds of $138,240 and in February 2006, 10,000 stock options by one of the Company's directors for $25,400. Also, 30,000 shares of the Company's common stock was sold to a non-employee for $75,000 in January 2006. In March 2006, a non-employee exercised 25,000 stock options for $64,063 and the seller of the New York club converted $675,000 of principal from the related promissory note into 150,000 shares of restricted common stock.

6.  SEGMENT INFORMATION

Below is the financial information related to the Company's segments:

                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                   ENDED MARCH 31,             ENDED MARCH 31,
                                 2006         2005          2006          2005
REVENUES
  Club operations          $5,915,580   $3,262,661   $11,484,298   $ 6,407,640
  Internet websites           203,936      180,729       414,955       367,960
                           -----------  -----------  ------------  ------------
                           $6,119,516   $3,443,390   $11,899,253   $ 6,775,600
                           ===========  ===========  ============  ============
NET INCOME
  Club operations          $1,317,697   $  317,999   $ 2,340,205   $   947,568
  Internet websites            30,447       27,226        79,296        58,412
  Corporate expenses         (642,074)    (508,309)   (1,187,975)   (1,094,079)
  Discontinued operations         ---      225,162           ---       143,693
                           -----------  -----------  ------------  ------------
                           $  706,070   $   62,078   $ 1,231,526   $    55,594
                           ===========  ===========  ============  ============

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income recognized would have been an increase of approximately $0 and $4,243 for the three months and an increase of $0 and $3,936 for the six months ended March 31, 2006 and 2005, respectively. This would have also resulted in a deferred revenue balance of approximately $0 and $2,066 as of March 31, 2006 and 2005, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of March 31, 2006 deferred revenues of approximately $19,200 have been recorded related to such memberships.

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

8.  LONG-TERM DEBT

On  February  6,  2006,  the  Company  issued  a  Convertible  Debenture  (the
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company is required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company has the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share, which approximates the closing price of the Company's stock on February 6, 2006. The proceeds of the Debenture was used to

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

8.  LONG-TERM DEBT (CONTINUED)

payoff  certain  debt  and  increase  our  working  capital.

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

                                                  FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                       ENDED MARCH 31,      ENDED MARCH 31,
                                                                  2005                 2005
Revenues                                          $          3,443,390   $       7,261,600
Net income (loss) from continuing
  operations                                      $           (163,084)  $        (368,099)
Net income (loss)                                 $             62,078   $        (224,406)

Net income (loss) per share - basic and diluted   $               0.02   $           (0.06)

On March 31, 2005, the Company completed the sale of one of its clubs known as 'Rick's South' to MBG Acquisition LLC for $550,000 cash. In connection with the sale, the Company recorded a gain of $291,987. The club's business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club's results of operations and such assets and liabilities as of March 31, 2005 have been removed from the Company's consolidated results of continuing operations and balance sheet for all periods presented in this document and the cash flows for the six months ended March 31, 2005 have been provided in the consolidated statement of cash flows.

              RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

10.  SUBSEQUENT EVENTS

On April 17, May 1, and May 3, 2006, the seller of the New York club converted a total of $900,000 of principal from the related promissory note into 150,000 shares of restricted stock.

On April 5, 2006, the Company's wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Rick's Sports Bar (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the Agreement, the Company paid a total sales price of $1,300,000 which consisted of $500,000 in cash and 160,000 shares of the Company's restricted common stock. As part of the transaction, the Company has agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing. Additionally, nine months after the filing of the Registration Statement, the Seller shall have the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller shall have the option to sell such shares in the open market upon the effectiveness of the Registration Statement. The transaction was the result of arms-length negotiations between the parties.

On May 9, 2006, the Company purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price was for $840,000 paid in cash. The club, located in Houston suburbs, has been converted to an XTC Cabaret.

On April 28, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debenture into shares of the Company's common stock at a rate of $6.55 per share. The debenture provides, absent shareholder approval, that the number of shares of the Company's common stock that may be issued by the Company or acquired by the holders upon conversion of the debenture shall not exceed 19.99% of the total number of issued and outstanding shares of the Company's common stock.

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

GENERAL

We  presently  conduct  our  business  in  two  different  areas  of  operation:

We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate seven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas; Minneapolis, Minnesota; Charlotte, North Carolina, and New York, New York. We also own and operate a sports bar called "Rick's Sports Cabaret" and an upscale venue that caters especially to urban professionals, businessmen and professional athletes called "Club Onyx" in Houston. No sexual contact is permitted at any of our locations. On May 9, 2006, the Company purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at (802 Houston Blvd.) for $840,000 cash. The club has been converted to an XTC Cabaret.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2006, we had consolidated total revenues of $6,119,516 compared to consolidated total revenues of $3,443,390 for the three months ended March 31, 2005, an increase of $2,676,126 or 77.72%. The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Charlotte, North Carolina, and New York, New York, in the amount of $1,639,367; by the increase in revenues generated by our existing clubs in the amount of $1,013,552, a 32.23% increase; and by the increase in internet operations in the amount of $23,207, a 12.84% increase, from a year ago. Our club operations in Houston benefited from the NBA All-Star weekend. Total revenues for same-location-same-period of club operations increased to $4,537,345 for the three months ended March 31, 2006 from $2,953,105 for same period ended March 31, 2005, a 53.65% increase. The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended March 31, 2006 was 12.18% of total revenues compared to 13.02% for the three months ended March 31, 2005. The decrease was due primarily to the reduction of cost of goods sold in alcoholic beverages and food at Rick's clubs and by reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended March 31, 2006 was 12.45% compared to 13.45% for the three months ended March 31, 2005. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended March 31, 2006 was 4.40% compared to 5.21% for the three months ended March 31, 2005. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2006 was 13.02%, compared to 13.12% for the same period ended March 31, 2005.

Payroll and related costs for the three months ended March 31, 2006 were $1,678,813 compared to $1,203,595 for the three months ended March 31, 2005. Payroll for same-location-same-period of club operations increased to $1,086,447 for the three months ended March 31, 2006 from $851,017 for the same period ended March 31, 2005. The increase was primarily due to an increase in entertainers payroll in our club in Minnesota and addition of the new clubs. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended March 31, 2006 were $2,731,927 compared to $1,791,604 for the three months ended March 31, 2005. The increase was due primarily to increase in taxes and permits, credit card fees, rent, advertising and marketing, indirect operating expenses, insurance, and utilities from adding new locations in New York, New York and Charlotte, North Carolina.

Interest expense for the three months ended March 31, 2006 was $271,469 compared to $167,835 for the three months ended March 31, 2005. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the club in New York. As of March 31, 2006, the balance of long-term debt was $12,599,743 compared to $12,558,047 a year earlier.

Net income for the three months ended March 31, 2006 was $706,070 compared to $62,078 for the three months ended March 31, 2005. The increase in net income was primarily due to increase in overall revenues in our existing clubs. Net income for same-location-same- period of club operations increased to $1,195,011 for the three months ended March 31, 2006 from $525,873 for same period ended March 31, 2005, or by 127.24%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

For the six months ended March 31, 2006, we had consolidated total revenues of $11,899,253 compared to consolidated total revenues of $6,775,600 for the six months ended March 31, 2005, an increase of $5,123,653 or 75.62%. The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Charlotte, North Carolina, and New York, New York, in the amount of $3,264,866; by the increase in revenues generated by our existing clubs in the amount of $1,811,791, a 28.81% increase; and by the increase in internet operations in the amount of $46,996, a 12.77% increase from a year ago. Our club operations in Houston benefited from the NBA All-Star weekend. Total revenues for same-location-same-period of club operations increased to $8,788,016 for the six months ended March 31, 2006 from $5,945,885 for same period ended March 31, 2005. The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the six months ended March 31, 2006 was 12.22% of total revenues compared to 12.48% for the six months ended March 31, 2005. The decrease was due primarily to the reduction of cost of goods sold in alcoholic beverages and food at Rick's clubs and reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the six months ended March 31, 2006 was 12.51% compared to 12.93% for the three months ended March 31, 2005. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the six months ended March 31, 2006 was 4.32% compared to 4.68% for the six months ended March 31, 2005. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2006 was 13.39%, compared to 13.03% for the same period ended March 31, 2005.

Payroll and related costs for the six months ended March 31, 2006 were $3,348,524 compared to $2,411,544 for the six months ended March 31, 2005. Payroll for same-location-same-period of club operations increased to $2,185,588 for the six months ended March 31, 2006 from $1,710,976 for the same period ended March 31, 2005. The increase was primarily due to an increase in entertainers payroll in our club in Minnesota and the addition of new clubs. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2006 were $5,348,545 compared to $3,362,868 for the six months ended March 31, 2005. The increase was due primarily to increase in taxes and permits, credit card fees, rent, advertising and marketing, indirect operating expenses, insurance, and utilities from adding new locations in New York, New York and Charlotte, North Carolina.

Interest expense for the six months ended March 31, 2006 was $534,521 compared to $256,949 for the six months ended March 31, 2005. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the club in New York. As of March 31, 2006, the balance of long-term debt was $12,599,743 compared to $12,558,047 a year earlier.

Net income for the six months ended March 31, 2006 was $1,231,526 compared to $55,594 for the six months ended March 31, 2005. The increase in net income was primarily due to increase in overall revenues in our existing clubs. Net income for same-location-same-period of club operations increased to $2,132,747 for the six months ended March 31, 2006 from $1,136,087 for same period ended March 31, 2005, or by 87.73%. Management currently believes that the Company is in the position to continue to be profitable by the end of fiscal 2006, but there are no guarantees with the uncertainties of our new clubs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a working capital of $217,899 compared to a deficit of $2,047,725 at September 30, 2005. The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses, other current assets, and by decreases in accounts payable, accrued liabilities, current portion of long term debt, and line of credit as a result of increased cash flow from operations. The value of available-for-sale marketable securities increased by $22,245.

Including cash provided by discontinued operations, net cash provided by operating activities in the six months ended March 31, 2006 was $1,021,885 compared to $1,226,299 for the six months ended March 31, 2005. The decrease in cash provided by operating activities was primarily due to the disposition of discontinued operations.

Including cash used by discontinued operations, we used $268,275 of cash in investing activities during the six months ended March 31, 2006 compared to $3,501,223 during the six months ended March 31, 2005. Including cash used by discontinued operations, cash of $239,246 was provided by financing activities during the six months ended March 31, 2006 compared to $3,611,588 during the six months ended March 31, 2005.

Historically, our need for capital was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. Historically, we have also utilized capital to repurchase our common stock as part of our share repurchase program.

On  February  6,  2006,  we  issued  an  unsecured  Convertible  Debenture  (the
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, we are required to make three quarterly interest payments beginning May 1, 2006. Thereafter, we are required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, we have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share, which approximates the closing price of the Company's stock on February 6, 2006. The proceeds of the Debenture was used to payoff certain debt and increase our working capital.

On April 28, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debenture into shares of our common stock at a rate of $6.55 per share. The debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds were partially used to fund the purchase of Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price was for $840,000 paid in cash. The club, located in the Houston suburbs, has been converted to an XTC Cabaret.

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

We have available a $100,000 unsecured line-of-credit with a bank other than our existing debt. Interest is payable monthly on the outstanding balance at a floating rate of prime plus 1.5%. This arrangement is subject to renewal in June 2006. There was no outstanding balance under this agreement at March 31, 2006. However, there can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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
             ------------------------

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

                          PART II     OTHER INFORMATION

Item  2.     Unregistered  Sales  of  Equity  Securities

During our quarter ended March 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

     In January 2006, we sold 30,000 shares of our restricted common stock to a non-employee for $75,000.

     In March 2006, the seller of the New York club converted $675,000 of principal from the related promissory note into 150,000 shares of restricted common stock.


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

                                     RICK'S CABARET INTERNATIONAL, INC.



Date: May 12, 2006               By: /s/ Eric S. Langan
                                     ------------------
                                     Eric S. Langan
                                     Chief Executive Officer and
                                     Chief Financial Officer