Form 10QSB
period 2006-06-30
RICKS CABARET INTERNATIONAL INC
filed 2006-08-11
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On August 8, 2006, there were 4,997,477 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                         RICK'S CABARET INTERNATIONAL, INC.

                                  TABLE OF CONTENTS
                                  -----------------


PART I          FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2006 (unaudited)
          and September 30, 2005 (audited). . . . . . . . . . . . . . . . . .   1

          Consolidated Statements of Operations for the three months and
          nine months ended June 30, 2006 and 2005 (unaudited). . . . . . . .   3

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2006 and 2005 (unaudited). . . . . . . . . . . . . .   4

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis or Plan of Operations. . . . .  13

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .  19


PART II   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds . . . .  20

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . .  20

Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                        PART I     FINANCIAL INFORMATION

Item  1.          Financial  Statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                   6/30/06       9/30/05
                                               (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,154,125   $   480,330
  Accounts receivable
    Trade                                         307,861       310,692
    Other, net                                    152,542       118,872
  Marketable securities                            28,919        28,919
  Inventories                                     263,117       257,626
  Prepaid expenses and other current assets       287,005        87,991
                                              ------------  ------------
    Total current assets                        2,193,569     1,284,430

PROPERTY AND EQUIPMENT:
  Buildings, land and leasehold improvements   15,420,517    13,630,778
  Furniture and equipment                       3,549,021     3,019,445
                                              ------------  ------------
                                               18,969,538    16,650,223

  Accumulated depreciation                     (3,937,766)   (3,233,468)
                                              ------------  ------------
    Total property and equipment, net          15,031,772    13,416,755

OTHER ASSETS:
  Goodwill and indefinite lived intangibles    10,085,292     9,836,560
  Definite lived intangibles, net                 297,428       126,262
  Other                                           451,861       365,011
                                              ------------  ------------
    Total other assets                         10,834,581    10,327,833
                                              ------------  ------------
    Total assets                              $28,059,922   $25,029,018
                                              ============  ============

          See accompanying notes to consolidated financial statements.

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               6/30/06       9/30/05
                                                           (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES:
  Accounts payable - trade                                $   485,893   $ 1,034,508
  Accrued liabilities                                         728,835       852,865
  Current portion of long-term debt                         1,103,889     1,349,894
  Line of credit                                                  ---        94,888
                                                          ------------  ------------
    Total current liabilities                               2,318,617     3,332,155

Other long-term liabilities                                   270,679       193,648
Long-term debt less current portion                        11,212,255    11,896,942
                                                          ------------  ------------
    Total liabilities                                      13,801,551    15,422,745

COMMITMENTS AND CONTINGENCIES                                     ---           ---

MINORITY INTERESTS                                             30,131        31,337

TEMPORARY EQUITY - Common stock, subject to
  put rights (160,000 and 0 shares, respectively)             800,000           ---

PERMANENT STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par, 1,000,000 shares
    authorized; none issued and outstanding                       ---           ---
  Common stock, $.01 par, 15,000,000 shares
    authorized; 5,682,007 and 5,220,678 shares issued          56,820        52,207
  Additional paid-in capital                               14,985,876    13,004,567
  Accumulated other comprehensive income                       15,572        15,572
  Accumulated deficit                                        (336,248)   (2,203,630)
  Less 908,530 shares of common stock held in treasury,
    at cost                                                (1,293,780)   (1,293,780)
                                                          ------------  ------------
    Total permanent stockholders' equity                   13,428,240     9,574,936
                                                          ------------  ------------

    Total liabilities and stockholders' equity            $28,059,922   $25,029,018
                                                          ============  ============

          See accompanying notes to consolidated financial statements.

                             RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                      2006              2005          2006              2005
                                                          (UNAUDITED)                     (UNAUDITED)

Continuing Operations:
Revenues:
  Sales of alcoholic beverages                 $ 2,214,651   $     1,363,425   $ 6,600,135   $     3,766,469
  Sales of food and merchandise                    679,049           414,348     1,995,048         1,205,446
  Service revenues                               2,931,801         1,673,269     8,367,721         4,766,110
  Internet revenues                                196,948           200,876       609,857           568,836
  Other                                            228,732            77,093       577,673           197,751
                                               ------------  ----------------  ------------  ----------------
    Total revenues                               6,251,181         3,729,011    18,150,434        10,504,612

Operating expenses:
  Cost of goods sold                               715,949           438,444     2,170,481         1,284,378
  Salaries and wages                             1,776,181         1,315,625     5,124,704         3,727,169
  Other general and administrative:
    Taxes and permits                              763,337           484,244     2,238,103         1,405,870
    Charge card fees                               140,115            52,353       346,425           167,649
    Rent                                           261,863           128,874       855,440           306,697
    Legal and professional                         256,938           156,750       592,885           502,829
    Advertising and marketing                      285,171           185,963       891,721           543,566
    Depreciation and amortization                  258,409           141,532       726,679           408,773
    Other                                          898,168           661,623     2,561,295         1,838,823
                                               ------------  ----------------  ------------  ----------------
      Total operating expenses                   5,356,131         3,565,408    15,507,733        10,185,754
                                               ------------  ----------------  ------------  ----------------

Income from continuing operations                  895,050           163,603     2,642,701           318,858

Other income (expense):
  Interest income                                    5,316             6,868        20,702            27,611
  Interest expense                                (267,059)         (181,348)     (801,581)         (438,298)
  Minority interests                                 2,550                53         1,206            (6,360)
  Other                                                ---               143         4,354              (591)
                                               ------------  ----------------  ------------  ----------------
Net income (loss) from continuing
  operations                                       635,857           (10,681)    1,867,382           (98,780)

Discontinued operations:
  Loss from discontinued operations                    ---               ---           ---          (148,294)
  Gain on sale of subsidiary                           ---               ---           ---           291,987
                                               ------------  ----------------  ------------  ----------------
    Net income (loss)                          $   635,857   $       (10,681)  $ 1,867,382   $        44,913
                                               ============  ================  ============  ================

Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations     $      0.13   $          0.00   $      0.41   $         (0.03)
  Income from discontinued operations                  ---               ---           ---              0.04
                                               ------------  ----------------  ------------  ----------------
  Net income, basic                            $      0.13   $          0.00   $      0.41   $          0.01
                                               ============  ================  ============  ================

  Net income, diluted                          $      0.12   $          0.00   $      0.38   $          0.01
                                               ============  ================  ============  ================

Weighted average number of common
  shares outstanding:
    Basic                                        4,835,502         3,967,148     4,521,600         3,816,592
                                               ============  ================  ============  ================
    Diluted                                      5,752,084         3,967,148     5,211,700         3,938,960
                                               ============  ================  ============  ================

Comprehensive income (loss) for the three months ended June 30, 2006 and 2005 were $613,612 and ($24,029), and for the nine months were $1,867,382 and ($46,294), respectively. This includes the changes in available-for-sale securities and net income (loss).

          See accompanying notes to consolidated financial statements.

                   RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED JUNE 30,
                                                                  2006              2005
                                                           (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations             $    1,867,382   $       (98,780)
  Adjustments to reconcile income (loss) from
  continuing operations to cash provided by operating
  activities:
    Depreciation and amortization                             726,679           408,773
    Issuance of warrants                                       26,664               ---
    Minority interests                                         (1,206)            6,360
    Stock issued for professional services                        ---            27,120
    Stock issued for interest payment                          22,938               ---
    Changes in operating assets and liabilities              (895,350)          956,818
                                                       ---------------  ----------------
  Cash provided by operating activities                     1,747,107         1,300,291

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (1,129,314)       (2,469,609)
  Proceeds from sale of discontinued operations                   ---           550,000
  Acquisition of business, net of cash acquired              (840,000)       (2,565,346)
  Issuance of notes receivable                               (230,000)              ---
  Payments for notes receivable                               215,262            21,303
                                                       ---------------  ----------------
  Cash used in investing activities                        (1,984,052)       (4,463,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                           75,000           474,650
  Proceeds from stock options exercised                       312,984               ---
  Payments on line-of-credit                                  (94,888)              ---
  Proceeds from long-term debt                              1,860,425         4,062,000
  Payments on long-term debt                               (1,242,781)         (792,171)
                                                       ---------------  ----------------
  Cash provided by financing activities                       910,740         3,744,479

CASH FLOW FROM DISCONTINUED OPERATIONS:
  Cash provided by operating activities                           ---           200,042
  Cash used in investing activities                               ---          (402,585)
  Cash used in financing activities                               ---          (176,089)
                                                       ---------------  ----------------
  Cash used in discontinued operations                            ---          (378,632)

NET INCREASE IN CASH                                          673,795           202,486

CASH AT BEGINNING OF PERIOD                                   480,330           275,243
                                                       ---------------  ----------------
CASH AT END OF PERIOD                                  $    1,154,125   $       477,729
                                                       ===============  ================
CASH PAID DURING PERIOD FOR:
  Interest                                             $      781,205   $       435,999
                                                       ===============  ================

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

                 RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions: (continued)

     As of June 30, 2006, the seller of the New York club converted $1,575,000 of principal from the related promissory note into 300,000 shares of restricted common stock.

     In April 2006, the Company purchased a property located at 9009 Airport Blvd., Houston for $1,300,000, payable with $500,000 cash at closing and 160,000 shares of restricted common stock.

     In June 2006, the holder of a convertible debenture converted $22,938 of interest owed into 4,829 shares of restricted common stock.

          See accompanying notes to consolidated financial statements.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB, as amended and filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

                                                 FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                      2006          2005          2006          2005
Net income (loss), as reported                 $   635,857   $   (10,681)  $ 1,867,382   $    44,913
Less total stock-based employee compensation
expense determined under the fair value
based method for all awards                       (152,852)     (128,393)     (424,112)     (385,179)
                                               ------------  ------------  ------------  ------------
Pro forma net income (loss)                    $   483,005   $  (139,074)  $ 1,443,270   $  (340,266)
                                               ============  ============  ============  ============

Earnings (loss) per share:
  Basic - as reported                          $      0.13   $      0.00   $      0.41   $      0.01
                                               ============  ============  ============  ============
  Diluted - as reported                        $      0.12   $      0.00   $      0.38   $      0.01
                                               ============  ============  ============  ============

  Basic - pro forma                            $      0.10   $     (0.04)  $      0.32   $     (0.09)
                                               ============  ============  ============  ============
  Diluted - pro forma                          $      0.08   $     (0.04)  $      0.28   $     (0.09)
                                               ============  ============  ============  ============

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

3.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and gains (losses) on available-for-sale marketable securities.

5.  COMMON STOCK

On October 11, 2005, 10,000 stock options were exercised by one of the Company's directors for proceeds of $21,300. In January 2006, 54,000 stock options were exercised by the Company's employees for proceeds of $138,240 and in February 2006, 10,000 stock options were exercised by one of the Company's directors for $25,400. Also, 30,000 shares of the Company's common stock were sold to a non-employee for $75,000 in January 2006. In March 2006, a non-employee exercised 25,000 stock options for $64,063 and the seller of the New York club converted $675,000 of principal from the related promissory note into 150,000 shares of restricted common stock. In April 2006, the Company issued 160,000 shares of common stock pursuant to the purchase of a building located at 9009 Airport Blvd., Houston, Texas. The seller of the New York club converted $900,000 of principal from the related promissory note into 150,000 shares of restricted common stock in April and May 2006. During the months of May and June 2006, 27,500 stock options were exercised by the Company's employees and directors for proceeds of $63,981. On June 8, 2006, the Company issued 4,829 shares of common stock for $22,938 interest owed.

6.  SEGMENT INFORMATION

Below is the financial information related to the Company's segments:

                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                          ENDED JUNE 30,            ENDED JUNE 30,
                            2006         2005         2006         2005
REVENUES
  Club operations    $ 6,054,175  $ 3,528,135  $17,538,473  $ 9,935,776
  Internet websites      197,006      200,876      611,961      568,836
                     -----------  -----------  -----------  -----------
                     $ 6,251,181  $ 3,729,011  $18,150,434  $10,504,612
                     ===========  ===========  ===========  ===========

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

6.  SEGMENT INFORMATION (CONTINUED)


                               FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                  ENDED JUNE 30,               ENDED JUNE 30,
                                   2006          2005          2006          2005
NET INCOME (LOSS)
  Club operations           $ 1,303,160   $   466,967   $ 3,643,364   $ 1,414,536
  Internet websites              25,641        39,893       104,937        98,304
  Corporate expenses           (692,944)     (517,541)   (1,880,919)   (1,611,620)
  Discontinued operations           ---           ---           ---       143,693
                            ------------  ------------  ------------  ------------
                            $   635,857   $   (10,681)  $ 1,867,382   $    44,913
                            ============  ============  ============  ============

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

If the Company had deferred membership revenue and recognized it based on the lives above, the impact on revenue and net income recognized would have been an increase of approximately $0 and $1,721 for the three months and an increase of $0 and $3,591 for the nine months ended June 30, 2006 and 2005, respectively. This would have also resulted in a deferred revenue balance of approximately $0 and $345 as of June 30, 2006 and 2005, respectively. Management does not believe the impact of this difference in accounting treatment is material to the Company's annual and quarterly financial statements. However, the Company began to record revenues in such manner effective January 1, 2004, and hence as of June 30, 2006 deferred revenues of approximately $17,600 have been recorded related to such memberships.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

7.  REVENUE RECOGNITION (CONTINUED)

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

8.  LONG-TERM  DEBT

On  February  6,  2006,  the  Company  issued  a  Convertible  Debenture  (the
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company is required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company has the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of the Company's common stock at a rate of $4.75 per share, which approximates the closing price of the Company's stock on February 6, 2006. The proceeds of the Debenture was used to payoff certain debt and increase working capital. As of June 30, 2006, the Holder had elected to convert $22,938 of interest into 4,829 shares of restricted common stock.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debenture into shares of the Company's common stock at a rate of $6.55 per share, which approximates the closing price of the Company's stock on April 28, 2006. The debenture provides, absent shareholder approval, that the number of shares of the Company's common stock that may be issued by the Company or acquired by the holders upon conversion of the debenture shall not exceed 19.99% of the total number of issued and outstanding shares of the Company's common stock. The proceeds of the debentures were used to purchase Joint Ventures, Inc.

9.  EARNINGS  PER  SHARE  (EPS)

Basic and diluted EPS are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted EPS is calculated by dividing adjusted net earnings by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

9.  EARNINGS  PER  SHARE  (EPS)  (CONTINUED)

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the "treasury stock method") and from outstanding convertible debentures (the number of which is computed using the "if converted method"). Diluted EPS considers the potential dilution that could occur if the Company's outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted - average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

                                                                     FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                                          2006         2005           2006          2005
Basic earnings (loss) per share:
  Net earnings (loss) applicable to common stockholders           $    635,857  $   (10,681)  $  1,867,382  $     44,913
  Average number of common shares outstanding                        4,835,502    3,967,148      4,521,600     3,816,592
                                                                  ------------  ------------  ------------  ------------
Basic earnings (loss) per share                                   $       0.13  $      0.00   $       0.41  $       0.01
                                                                  ============  ============  ============  ============

Diluted earnings per share:
  Net earnings (loss) applicable to common stockholders           $    635,857  $   (10,681)  $  1,867,382  $     44,913
  Adj. to net earnings from assumed conversion of debentures (1)        44,824          ---         99,021           ---
                                                                  ------------  ------------  ------------  ------------
  Adj. net earnings for diluted EPS computation                   $    680,681  $   (10,681)  $  1,966,403  $     44,913
                                                                  ============  ============  ============  ============

Average number of common shares outstanding:
  Common shares outstanding                                          4,835,502    3,967,148      4,521,600     3,816,592
  Potential dilutive shares resulting from
    exercise of warrants (2)                                           485,856          ---        373,228       122,368
  Potential dilutive shares resulting from
    conversion of debentures (3)                                       430,726          ---        316,872           ---
                                                                  ------------  ------------  ------------  ------------
Total average number of common shares outstanding
    used for dilution                                                5,752,084    3,967,148      5,211,700     3,938,960
                                                                  ============  ============  ============  ============
Diluted earnings per share                                        $       0.12  $      0.00   $       0.38  $       0.01
                                                                  ============  ============  ============  ============

(1) Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2006 and 2005 totaling $1,660,950 and $0, respectively, were convertible into common stock at a price of $3.00 and $4.75 per share in 2006 and resulted in additional common shares (based on average balances outstanding).

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

10.  ACQUISITIONS  AND  DISPOSITIONS

On January 18, 2005, the Company completed the acquisition of Peregrine Enterprises, Inc., which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). The total consideration was for $7.8 million for the stock of the former Paradise Club, which had operated on the site for more than a decade. The transaction consisted of $2.5 million in cash and $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at end of five years, part of which is convertible to restricted shares of Rick's Cabaret common stock at prices ranging from $4.00 to $7.50 per share, and transaction costs of $150,000. As of June 30, 2006, the noteholder had converted $1,575,000 of the principal amount into 300,000 shares of the Company's restricted common stock. The results of operations of the club are included in the Company's consolidated statement of operations from January 18, 2005.

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

                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                          2005                   2005
Revenues                                $           3,729,011   $         10,990,612

Net loss from continuing operations     $             (10,681)  $           (378,780)
Net loss                                $             (10,681)  $           (235,087)

Net loss per share - basic and diluted  $                0.00   $              (0.06)

On March 31, 2005, the Company completed the sale of one of its clubs known as 'Rick's South' to MBG Acquisition LLC for $550,000 cash. In connection with the sale, the Company recorded a gain of $291,987. The club's business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club's results of operations and such assets and liabilities as of June 30, 2005 have been removed from the Company's consolidated results of continuing operations and balance sheet for all periods presented in this document and the cash flows for the nine months ended June 30, 2005 have been provided in the consolidated statement of cash flows.

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

10.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

On April 5, 2006, the Company's wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Rick's Sports Cabaret (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, the Company paid a total sales price of $1,300,000 which consisted of $500,000 in cash and 160,000 shares of the Company's restricted common stock. As part of the transaction, the Company agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing. The registration statement became effective on June 23, 2006. Additionally, nine months after the filing of the registration statement, the Seller has the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller has the option to sell such shares in the open market. The Company reflects its maximum possible cash obligation related to securities as temporary equity to the extent conditions could exist whereby the holder of these securities could demand dash. The transaction was the result of arms-length negotiations between the parties.

On May 9, 2006, the Company purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price of $840,000 was paid in cash. The club, located in a Houston suburb, has been converted to an XTC Cabaret.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

     Current assets         $  7,720
     Property & equipment    390,000
     Discounted lease        103,548
     Non-compete agreement    90,000
     License                 248,732
                            --------
     Net assets acquired    $840,000

               RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

11.  SUBSEQUENT EVENTS

In July 2006, the seller of the New York club converted a total of $350,000 of principal from the related promissory note into 50,000 shares of restricted stock.

On July 7, 2006, the Company entered into a stock purchase agreement to acquire Texas S&I, Inc., a Texas corporation, for $125,000, consisting of $55,000 paid in cash at closing and $70,000 in a five year note payable bearing interest at a rate of 4% per annum. Texas S&I, Inc. owned and operated Club Exotica in San Antonio. The Company has converted this club into "Club Onyx--San Antonio" and plans to open it in mid-August 2006.

On July 10, 2006, 4,000 stock options were exercised by an employee with a total proceed of $10,250. On July 28, 2006, 10,000 stock options were exercised by one of the directors for $28,000. On August 9, 2006, 25,000 stock options were exercised by an employee for $62,250.

On August 4, 2006, the Company's subsidiary, RCI Debit Services, Inc., entered a Purchase Agreement under which it will acquire 99% of the ownership interest in an adult entertainment cabaret known as "Centerfolds" located at 5418 Brewster Street, San Antonio, Texas. Additionally, under the terms of the transaction, the Company's subsidiary, RCI Holdings, Inc. will acquire 100% of the interest in the improved real property upon which Centerfolds is located. The total purchase price for the business and real property will be $2,900,000. Under terms of the agreement, the Company will pay the owners of the club and property $600,000 in cash at the time of closing and will sign promissory notes for the remaining balance. Pursuant to the Amended Purchase Agreement executed by the parties on August 9, 2006, the Company anticipates closing the transaction on or before August 25, 2006, contingent upon normal due diligence and closing activities including obtaining the transfer of all existing licenses and permits to the Company, and other conditions consistent with transactions of this type. Upon closing of the transaction, certain members of the current ownership structure will enter a five-year covenant not to compete with the Company.


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

On May 9, 2006, we purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as "Dreamers Cabaret & Sports Bar" located at (802 Houston Blvd.) for $840,000 cash. The club was converted to an XTC Cabaret. On July 7, 2006, we purchased Texas S&I, Inc., the operator of Club Exotica in San Antonio, Texas, for $125,000, of which $55,000 was paid in cash at closing and $70,000 was given under a five year note. This location has been converted to become "Club Onyx--San Antonio."

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

For the three months ended June 30, 2006, we had consolidated total revenues of $6,251,181 compared to consolidated total revenues of $3,729,011 for the three months ended June 30, 2005, an increase of $2,522,170 or 67.64%. The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Charlotte, North Carolina, New York, New York, and Houston, Texas in the amount of $1,844,013; by the increase in revenues generated by our existing clubs in the amount of $682,027, a 20.90% increase; offset by the decrease in internet operations in the amount of $3,870, a 1.93% decrease, from a year ago. Our club operations in Houston benefited from the pre-festival activities during the few days prior to Festival weekend, which was held from July 1 to July 3, 2006, in Reliant Park, Houston, Texas. Total revenues for same-location-same-period of club operations increased to $4,317,945 for the three months ended June 30, 2006 from $3,526,551 for same period ended June 30, 2005, a 22.44% increase. The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended June 30, 2006 was 11.45% of total revenues compared to 11.76% for the three months ended June 30, 2005. The decrease was due primarily to the reduction of cost of goods sold in alcoholic beverages and food at Rick's clubs and by reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended June 30, 2006 was 11.73% compared to 12.19% for the three months ended June 30, 2005. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the three months ended June 30, 2006 was 2.82% compared to 4.22% for the three months ended June 30, 2005. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2006 was 13.36%, compared to 12.19% for the same period ended June 30, 2005.

Payroll and related costs for the three months ended June 30, 2006 were $1,776,181 compared to $1,315,625 for the three months ended June 30, 2005. Payroll for same-location-same-period of club operations increased to $1,136,535 for the three months ended June 30, 2006 from $1,031,248 for the same period ended June 30, 2005. The increase was primarily due to an increase in entertainers payroll in our club in Minnesota and addition of the new clubs. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2006 were $2,864,001 compared to $1,811,339 for the three months ended June 30, 2005. The increase was due primarily to increases in taxes and permits, charge card fees, rent, advertising and marketing, indirect operating expenses, insurance, and utilities from adding new locations in New York, New York, Charlotte, North Carolina, and Houston, Texas.

Interest expense for the three months ended June 30, 2006 was $267,059 compared to $181,348 for the three months ended June 30, 2005. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the club in New York. As of June 30, 2006, the balance of long-term debt was $12,316,144 compared to $12,839,849 a year earlier.

Net income for the three months ended June 30, 2006 was $635,857 compared to a loss of ($10,681) for the three months ended June 30, 2005. The increase in net income was primarily due to increase in overall revenues in our existing clubs. Net income for same-location-same- period of club operations increased to $934,722 for the three months ended June 30, 2006 from $619,925 for same period ended June 30, 2005, or by 50.78%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005

For the nine months ended June 30, 2006, we had consolidated total revenues of $18,150,434 compared to consolidated total revenues of $10,504,612 for the nine months ended June 30, 2005, an increase of $7,645,822 or 72.79%. The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Charlotte, North Carolina, New York, New York, and Houston, Texas, in the amount of $5,108,879; by the increase in revenues generated by our existing clubs in the amount of $2,493,818, a 26.11% increase; and by the increase in internet operations in the amount of $43,125, a 7.58% increase from a year ago. Our club operations in Houston benefited from NBA All-Star weekend, which was held from February 17 to February 19, at Toyota Center, Houston, Texas, and from the pre-festival activities during the few days prior to the Essence Music Festival weekend, which was held from July 1 to July 3, 2006, in
Reliant Park, Houston, Texas. Total revenues for same-location-same-period of club operations increased to $13,105,962 for the nine months ended June 30, 2006 from $9,921,476 for same period ended June 30, 2005. The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the nine months ended June 30, 2006 was 11.96% of total revenues compared to 12.23% for the nine months ended June 30, 2005. The decrease was due primarily to the reduction of cost of goods sold in alcoholic beverages and food at Rick's clubs and reduction in costs of maintaining our internet operations. The cost of goods sold for the club operations for the nine months ended June 30, 2006 was 12.24% compared to 12.67% for the nine months ended June 30, 2005. We continue a program to improve margins from liquor and food sales and food service efficiency. The cost of goods sold from our internet operations for the nine months ended June 30, 2006 was 3.84% compared to 4.52% for the nine months ended June 30, 2005. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2006 was 13.34%, compared to 12.69% for the same period ended June 30, 2005.

Payroll and related costs for the nine months ended June 30, 2006 were $5,124,704 compared to $3,727,169 for the nine months ended June 30, 2005. Payroll for same-location-same-period of club operations increased to $3,322,122 for the nine months ended June 30, 2006 from $2,878,579 for the same period ended June 30, 2005. The increase was primarily due to an increase in entertainers payroll in our club in Minnesota and the addition of new clubs. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2006 were $8,212,548 compared to $5,174,207 for the nine months ended June 30, 2005. The increase was due primarily to increases in taxes and permits, charge card fees, rent, advertising and marketing, indirect operating expenses, insurance, and utilities from adding new locations in New York, New York, Charlotte, North Carolina, and Houston, Texas.

Interest expense for the nine months ended June 30, 2006 was $801,581 compared to $438,298 for the nine months ended June 30, 2005. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the club in New York. As of June 30, 2006, the balance of long-term debt was $12,316,144 compared to $12,839,849 a year earlier.

Net income for the nine months ended June 30, 2006 was $1,867,382 compared to $44,913 for the nine months ended June 30, 2005. The increase in net income was primarily due to an increase in overall revenues in our existing clubs. Net income for same-location-same-period of club operations increased to $3,067,470 for the nine months ended June 30, 2006 from $1,695,323 for the same period ended June 30, 2005, or by 80.94%. Management currently believes that the Company is in the position to continue to be profitable through the end of fiscal 2006, but there are no guarantees with the uncertainties of our new clubs.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2006, we had a working capital deficit of $125,048 compared to a deficit of $2,047,725 at September 30, 2005. The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses, other current assets, and by decreases in accounts payable, accrued liabilities, current portion of long term debt, and line of credit as a result of increased cash flow from operations. There has been no change in the value of available-for-sale marketable securities.

Net cash provided by operating activities in the nine months ended June 30, 2006 was $1,747,107 compared to $1,500,333 including cash provided by discontinued operations, for the nine months ended June 30, 2005. The increase in cash provided by operating activities was primarily due to the increase in net income.

We used $1,984,052 of cash in investing activities during the nine months ended June 30, 2006 compared to $4,866,237 including cash used by discontinued operations during the nine months ended June 30, 2005. Cash of $910,740 was provided by financing activities during the nine months ended June 30, 2006 compared to $3,568,390 including cash used by discontinued operations during the nine months ended June 30, 2005.

Historically, our need for capital was a result of construction or acquisition of new clubs, renovation of older clubs, and investments in technology. Historically, we have also utilized capital to repurchase our common stock as part of our share repurchase program.

On  February  6,  2006,  we  issued  an  unsecured  Convertible  Debenture  (the
"Debenture") to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, we are required to make three quarterly interest payments beginning May 1, 2006. Thereafter, we are required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, we have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share, which approximates the closing price of the Company's stock on February 6, 2006. The proceeds of the Debenture were used to payoff certain debt and increase our working capital.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debenture into shares of our common stock at a rate of $6.55 per share. The debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds were partially used to fund the purchase of Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price was for $840,000 paid in cash. The club, located in a Houston suburb, has been converted to an XTC Cabaret.

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

GROWTH  STRATEGY

We believe that our club operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Upon careful market research, we may open new clubs. As is the case with the acquisition of the New York, North Carolina and Texas clubs, we may acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed. We may form joint ventures or partnerships to reduce start-up and operating costs, with our Company contributing assets in the form of our brand name and management expertise. We may also develop new club concepts that are consistent with our management and marketing skills. We may also acquire real estate in connection with club operations, although some clubs may be on leased premises.

Subsequent  Event

On August 4, 2006, our subsidiary, RCI Debit Services, Inc., entered a Purchase Agreement under which it will acquire 99% of the ownership interest in an adult entertainment cabaret known as "Centerfolds" located at 5418 Brewster Street, San Antonio, Texas. Additionally, under the terms of the transaction, our subsidiary, RCI Holdings, Inc. will acquire 100% of the interest in the improved real property upon which Centerfolds is located. The total purchase price for the business and real property will be $2,900,000. Under terms of the agreement, we will pay the owners of the club and property $600,000 in cash at the time of closing and will sign promissory notes for the remaining balance. Pursuant to the Amended Purchase Agreement executed by the parties on August 9, 2006, we anticipate closing the transaction on or before August 25, 2006, contingent upon normal due diligence and closing activities including obtaining the transfer of all existing licenses and permits to us, and other conditions consistent with transactions of this type. Upon closing of the transaction, certain members of the current ownership structure will enter a five-year covenant not to compete with us.

We also expect to continue to grow our Internet profit centers and plan to focus in the future on high-margin activities that leverage our marketing skills while requiring a low level of start-up expense and ongoing operating costs.


Item  3.     CONTROLS  AND  PROCEDURES.
             --------------------------

Eric S. Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of June 30, 2006. There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


                          PART II     OTHER INFORMATION

Item  2.     UNREGISTERED  SALES  OF  EQUITY SECURITIES AND USE OF PROCEEDS
             --------------------------------------------------------------

During our quarter ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

     In April and May 2006, the seller of the New York club converted $900,000 of principal from the related promissory note into 150,000 shares of restricted common stock.

     In April 2006, as a part of the purchase of a building located at 9009 Airport Blvd., Houston, Texas, we issued 160,000 shares of restricted common stock to the seller. These shares were valued at $800,000.

     In June 2006, a holder of a convertible debenture converted $22,938 of interest owed into 4,829 shares of restricted common stock.


Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
              ------------------------------------------------------------

     We held our Annual Meeting of Shareholders on May 22, 2006. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom and Travis Reese were nominated and elected as Directors with the following vote results at the shareholder meeting:

                                     For     Withheld
                                  ---------  --------
               Eric S. Langan     3,874,263    10,003
               Robert L. Watters  3,866,626    17,640
               Steven L. Jenkins  3,869,886    14,380
               Alan Bergstrom     3,870,651    13,615
               Travis Reese       3,869,713    14,553


     At the Annual Meeting, the Shareholders ratified Whitley Penn LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2006, with the following vote results:

        3,874,171   VOTES FOR RATIFICATION
   --------------
            9,595   VOTES AGAINST RATIFICATION
   --------------
              500   ABSTAIN
   --------------

     While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

        3,812,834   VOTES FOR OTHER BUSINESS
   --------------
           28,210   VOTES AGAINST OTHER BUSINESS
   --------------
           43,222   ABSTAIN
   --------------

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


                                       RICK'S CABARET INTERNATIONAL, INC.




Date: August 11, 2006                  By: /s/ Eric S. Langan
                                           ------------------
                                       Eric S. Langan
                                       Chief Executive Officer and
                                       Chief Financial Officer