Form 10KSB
period 2006-09-30
RICKS CABARET INTERNATIONAL INC
filed 2006-12-27
CIK 935419

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2006
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Texas	76-0458229
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10959 Cutten Road, Houston, Texas 77066
(Address of Principal Executive Offices)

(281) 397-6730
(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) Of The Exchange Act:

Title Of Each Class       n/a
Name Of Each Exchange On Which Registered       n/a

Securities Registered Pursuant to 12(g) of the Exchange Act:

Title Of Each Class
Common Stock, $.01 Par Value

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for the year ended September 30, 2006 were $24,487,215.

The aggregate market value of Common Stock held by non-affiliates of the registrant at December 15, 2006, based upon the last reported sales prices on the NASDAQ SmallCap Market, was $13,139,638.

As of December 15, 2006, there were approximately 5,334,515 shares of Common Stock outstanding (this amount excludes treasury shares).

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Our name is Rick's Cabaret International, Inc. We currently own and/or operate a total of thirteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Six of our clubs operate under the name "Rick's Cabaret"; three operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; and four of the clubs operate under the name "XTC". Our nightclubs are in Houston, Austin and San Antonio, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; and New York, New York. In May 2006, we combined our sports bar under the name of “Hummers” and XTC at same location and converted them into “Rick’s Sports Cabaret”. We also own and operate premiere adult entertainment Internet websites.

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

Our website address is www.ricks.com. We make available free of charge our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-KSB.

References to “us” or “the Company” include our 100%-owned, 85%-owned and 51%-owned consolidated subsidiaries.

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

Management. We often recruit staff from inside the topless industry, as well as from large restaurant and club chains, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers. Management with experience is able to train new recruits from outside the industry.

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

Atmosphere. We maintain a high design standard in our facilities and decor. The furniture and furnishings in the nightclubs create the feeling of an upscale restaurant. The sound system provides quality sound at levels at which conversations can still take place. The environment is carefully monitored for music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

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

Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for Pay-Per-View features as well. Business stories about Rick's Cabaret have appeared in The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other regional publications.

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio, and Austin, Texas, Minneapolis, Minnesota, and New York, New York. We also operate nightclubs in Houston’s Galleria District and San Antonio, Texas, and Charlotte, North Carolina, as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own four nightclubs in San Antonio, Austin, and Houston, Texas that operate under the name XTC. We also own a controlling interest in and operate a sports cabaret called “Rick’s Sports Cabaret”. We sold our New Orleans nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT NIGHTCLUB TRANSACTIONS

1.
On January 18, 2005, our wholly-owned subsidiary, RCI Entertainment (New York), Inc. (“RCI New York”), a New York corporation, completed the acquisition of Peregrine Enterprises, Inc. (“Peregrine”), a New York corporation, pursuant to which RCI New York agreed to purchase all of the shares of common stock of Peregrine. Peregrine owned and operated an adult entertainment cabaret located in midtown Manhattan. The club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square.

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

Upon closing of the transaction, the owners of Peregrine entered into a five-year covenant not to compete with Peregrine, RCI New York or the Company. After an extensive renovation, we opened the club in September 2005 as "Rick's Cabaret". It occupies 10,000 square feet on three levels, with an additional 4,000 square feet available for office space.

The results of operations of the club are included in our consolidated statement of operations from January 18, 2005.

Through October 4, 2006, the holder of the promissory note converted $2,000,000 of principal from the related promissory note into 360,000 shares of the Company’s common stock.

2.
On March 31, 2005, we entered an Stock Purchase Agreement with MBG Acquisition, LLC, a Delaware limited liability company to sell all of the issued and outstanding shares of RCI Entertainment (Houston), Inc., our wholly owned subsidiary, which owned and operated an adult entertainment cabaret known as Rick’s Cabaret - South located at 15301 Gulf Freeway, Houston, Texas. The Agreement provided for a sales price of $550,000, which was paid in cash upon closing. We recorded a gain of $291,987.

The club’s business was accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the club’s results of operations and cash flows have been removed from the Company’s consolidated results of continuing operations and cash flows for all periods presented in this document.

3.
On June 10, 2005, our wholly owned subsidiary, RCI Entertainment (North Carolina), Inc. (“RCI North Carolina”), a North Carolina corporation entered into a Purchase Agreement with Top Shelf Entertainment LLC (“Top Shelf”), a North Carolina limited liability company and Tony Hege (“Hege”), the holder of Top Shelf’s membership interests, to purchase all of the issued and outstanding membership interests of Top Shelf which owned a nightclub known as “The Manhattan Club” located in Charlotte, North Carolina. RCI North Carolina managed the Club under the name “Rick’s Cabaret” since February 2005.

The Purchase Agreement provides for a purchase price of $1,000,000 which is payable with 180,000 shares of our common stock (the “Shares”) valued at $3.75 per share (the “Value of the Shares”) and a seven year promissory note (the “Note”) in the amount of $325,000 bearing interest at the rate of 7% per annum. The Note is payable with an initial payment due November 1, 2005, of interest only for the period of time from the date of Closing until October 31, 2005, plus a principal reduction payment in the amount of $3,009.29. Thereafter, RCI North Carolina will make eighty-three (83) successive equal monthly payments commencing December 1, 2005, of principal and interest in the amount of $4,905.12 until paid in full. The Note is secured by the assets of RCI North Carolina.

Pursuant to the terms of the Note, on or after November 1, 2005, Hege shall have the right, but not the obligation to have Rick’s purchase from Hege 4,285 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $3.75 until Hege has received a total of $1,000,000 from the sale of the Shares less the amount of the Note. At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from Hege, then Hege shall sell the Monthly Shares in the open market. Any deficiency between the amount which Hege receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by us within three (3) days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from Hege shall terminate and cease at such time as Hege has received a total of $1,000,000 from the sale of the Shares, less the amount of the Note. This obligation was satisfied on May 11, 2006 when all shares had been sold for more than $675,000.

The results of operations of the club are included in our consolidated statement of operations from February 1, 2005, when we assumed risk of loss for the club’s operations under a management agreement.

Subsequent to fiscal year end, on December 14, 2006, we converted this club into “Club Onyx Charlotte”.

4.
On May 9, 2006, we purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price of $840,000 was paid in cash. The club, located in a Houston suburb, has been converted to an XTC Cabaret.

5.
On July 7, 2006, we entered into a stock purchase agreement to acquire Texas S&I, Inc., a Texas corporation, for $125,000, consisting of $55,000 paid in cash at closing and $70,000 in a five year note payable bearing interest at a rate of 4% per annum. The note was paid off in full. Texas S&I, Inc. owned and operated Club Exotica in San Antonio. We have converted this club into “Club Onyx San Antonio”.

6.
On August 24, 2006, our subsidiary, RCI Debit Services, Inc., acquired 99% of the ownership interest in an adult entertainment cabaret known as “Centerfolds” located at 5418 Brewster Street, San Antonio, Texas. Additionally, under the terms of the transaction, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which Centerfolds is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, we paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. In addition, certain members of the current ownership structure entered a five-year covenant not to compete with us.

7.
Subsequent to our fiscal year end, on November 10, 2006, we purchased a 51% ownership interest of Playmate’s Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas. The club is located at 8110 Springdale Street, Austin, Texas. The purchase price of $1,500,000 was paid $500,000 cash at closing and 125,000 shares of our restricted common stock. The club has been converted to a “Rick’s Austin”. As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have us buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market. The transaction was the result of arms-length negotiations between the parties.

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

Our Internet traffic is generated through the purchase of traffic from third-party adult sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from Internet search engines. In addition, the bulk of our traffic now comes from search engines on which we don’t pay for preferential listings. There are numerous adult entertainment sites on the Internet that compete with our sites.

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

TRANSACTION WITH VOICE MEDIA

In May 2002, we purchased 700,000 shares of our own common stock from Voice Media, Inc. for an aggregate price of $918,700 (or $795,302 adjusted for imputed interest) that equals approximately $1.32 per share. That purchase price was below market value on the date of the purchase. Voice Media, Inc. presently owns none of our shares of common stock. These shares are presently held as treasury shares. We may cancel these shares at a later date. The control person of Voice Media, Inc. is Ron Levi, who was a Director until June 2002. The terms of this transaction were the result of arms-length negotiations between Voice Media, Inc. and us. We believe the transaction was favorable to us in view of the market value of our common stock and the payment terms, although no appraisal or fairness opinion was done. All management contracts previously signed relating to the management of xxxPassword.com will remain in effect. Pursuant to the transaction, the purchase price was to be paid in four annual installments. We paid off this note in full during fiscal year 2006.

TRANSACTION WITH TAURUS ENTERTAINMENT

On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. (“Taurus”), whereby we acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus out of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus for which we received $270,000 in cash, with $140,000 payable at closing, $60,000 due on July 15, 2003 and $70,000 due on August 15, 2003. We have received the $60,000 payment and have restructured the remaining balance originally due August 15, 2003, with a note receivable bearing 12% annual interest over a five year term. The note was collateralized by 3,000,000 shares of Taurus, now known as Bluestar Health, Inc. (“Bluestar”). Taurus is not current in its payment obligation and we have initiated steps to collect the amount owing. We foreclosed on the collateralized shares in August 2006. As such, we presently own the shares and can sell them in the open market. The value of the shares currently totals approximately $150,000, based on market price at September 30, 2006. We intend to achieve collectibility either through repurchase of the shares by Bluestar or by selling the shares in the open market or in a private transaction. Legal counsel for us has been in discussions with legal counsel for Bluestar regarding the existing obligation of Bluestar to us and the possible resolution of this obligation by the acquisition of the shares by Bluestar or by another third party. Further, legal counsel has been in discussions with a third party regarding the private sale of the shares. These discussions are ongoing. We believe that further discussions with these separate parties may result in the private sale of the shares in an amount to recover the outstanding amount due under the note receivable.

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, all of which are in direct competition with our Houston cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There are two adult nightclubs in Minneapolis in direct competition with us. In Charlotte, there are 2 main competitors. We are centrally located with easy access to our location from the airport and the sports stadium. There are approximately 16 adult clubs in Manhattan of which 7 compete with Rick’s. Only one of those competitors’ is located in Midtown. Rick’s location is one block from the Empire State Building and one block from Madison Square Garden. Amtrak and local commuter trains have station stops within one block of Rick’s location at Penn Station and we are located just 9 blocks from Times Square. There are 7 adult clubs in Austin and 9 in San Antonio that are in direct competition with our clubs. Our Rick’s Austin is located at Springdale in between Highway 290 and the new I-130 (Austin By-pass). We anticipate a significant increase in traffic when the construction on I-130 is completed. Our Rick’s San Antonio is located at I-35 in the northern part of the city.

The names "Rick's" and "Rick's Cabaret", "XTC Cabaret" and “Club Onyx” are proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit. These Permits are subject to annual renewal, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota, North Carolina, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, the location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. (See “Legal Proceedings" herein.)

In Minneapolis, we are required to be in compliance with state and city liquor licensing laws. Our location in Minneapolis is presently zoned to enable the operation of a topless cabaret. We were a plaintiff in civil litigation against the defendant City of Minneapolis. On September 16, 2003, the suit was settled mainly on the basis that the City of Minneapolis will enact a late hour’s operation ordinance and allows qualifying liquor establishments, including us at our current location, to operate until 3:00 a.m. We believe that, in the long run, the restoration of late hours operation on a permanent basis is preferable to going forward with the litigation and in our best interest.

In San Antonio and Austin, Texas, we are required to be in compliance with city or county sexually oriented business ordinances. In New York, we are required to be in compliance with all state and local laws governing the sale of liquor and zoning for adult oriented businesses. We feel we are in compliance with these laws at this time. In Charlotte we are required to be in compliance with city or county sexually oriented business ordinances.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2006, we had approximately 560 employees, of which 94 are in management positions, including corporate and administrative and Internet operations and approximately 466 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2006, we had independent contractor relationships with more than 800 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.

SHARE REPURCHASES

As of September 30, 2006 we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. At this time, we do not have any plan to use these shares to acquire any assets.

On September 16, 2003, our board of directors authorized us to repurchase up to $500,000 worth of our common stock. No shares have been purchased under this program.

ITEM 2.	PROPERTIES

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066 which consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2006, the balance of the mortgage was $396,477. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own four locations of Rick's Cabaret (two in Houston, one in San Antonio, and one in Minneapolis), Club Onyx Houston, and the two locations of XTC (one in Austin and one in San Antonio). We own the property where Encounters club in Houston is located, which is currently under lease to Tantric Enterprises, Inc. We lease XTC South, XTC North, Club Onyx San Antonio, Rick’s New York, Rick’s Charlotte, and Rick’s Austin locations.

CLUB PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with initial balance of $1,270,000 and interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2006, the balance of the mortgage was $1,233,766. During fiscal year 2006, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2006, the balance of the mortgage was $1,010,651. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret, located in Minneapolis, has 15,400 square feet of space. The balance, as of September 30, 2006, that we owed on the mortgage is $1,941,917 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2008 with a balloon payment of $1,794,432.

4.
The XTC nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the mortgage that we owed as of September 30, 2006 is $234,274 with an interest rate of 11% and monthly principal and interest payments of $3,445. In November 2004, we obtained an additional mortgage. The principal balance of the new mortgage is $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000. In August 2005 we combined the additional funds into the $900,000 mortgage. The money received from this new note was used to finance the acquisition and renovation of the New York club. The monthly principal and interest payment is $15,034. As of September 30, 2006, the balance of the mortgage was $1,022,306. The last payments for both mortgages are due in 2015.

5.
We own XTC nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage is $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2006, the balance of this mortgage was $572,250. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
The property where Encounters is located has 8,000 square feet of space. In December 2004, we paid off the mortgage we previously had. In November 2004, together with property in Austin, this property was used as additional collateral to secure the $900,000 mortgage above. Beginning November 2004, we began receiving a monthly lease payment from Tantric Enterprises, Inc. in the amount of $4,000 for this space.

7.
Our subsidiary, Citation Land LLC, owns a 350-acre ranch in Brazoria County, Texas. The balance as of September 30, 2005 that we owed on the Brazoria County ranch mortgage was $289,308 and the interest rate was 9%. During fiscal year 2006, we paid $2,573 in monthly principal and interest payments. A balloon payment of $287,920 was paid in March 2006.

8.
Our subsidiary, Citation Land LLC, owned approximately 50 acres of raw land in Wise County, Texas. The balance as of September 30, 2006 that we owed on the Wise County raw land mortgage was $139,157 with an interest rate of 12%. We paid $1,537 in monthly principal and interest payments. Subsequent to fiscal year end, on October 11, 2006, we sold these properties for $165,000, which was the amount we had recorded for such properties at September 30, 2006, after recording a $68,134 impairment charge at September 2006. The proceeds were used to pay off the mortgage.

9.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we currently operate Rick’s Sports Cabaret (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000 which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.

10.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s San Antonio is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance.

CLUB PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term is for five years, beginning March 2004, with an additional five-year lease option thereafter. The monthly rent is $8,000 until August 31, 2006, at which time the monthly base rent increases to $9,000.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease which will terminate in April 2023. The monthly rent is $41,469 until May 2007, at which time the monthly base rent increases to $42,713. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

3.
We lease the property in Charlotte, North Carolina, where our Rick’s Cabaret Charlotte is located. Subsequent to fiscal year end, on December 14, 2006, we converted this club into Club Onyx Charlotte. We assumed the existing lease, which will terminate in June 2009, with an additional five-year lease option thereafter. The monthly rent is $22,000 until July 2007, at which time the monthly base rent will increase to $23,000.

4.
We lease the property in South Houston, Texas, where our XTC South is located. The lease term is for seventy-nine months, beginning May 1, 2006. The monthly rent is $3,000 for the first forty-three months and $3,500 thereafter.

5.	We lease the property in San Antonio, Texas, where our Club Onyx is located. The lease term is for five years, beginning July 1, 2006, with monthly rent of $5,000.

6.
Subsequent to our fiscal year end, we leased the property in Austin, Texas, where our Rick’s Austin is located. The lease term is for 10 years, beginning November 10, 2006, with monthly payments of $29,000. We also have the option to renew for another ten years.

ITEM 3.	LEGAL PROCEEDINGS

SEXUALLY ORIENTED BUSINESS ORDINANCE OF HOUSTON, TEXAS

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses (the “Ordinance”). The Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, we were informed that one of our Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly our renewal of our Business License at the location was denied.

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

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

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented businesses, leaving intact the provision of the 750 foot distance as it existed prior to the Ordinance.

The City of Houston has appealed the District Court’s rulings with the Fifth Circuit Court of Appeals. In the event that the City of Houston is successful in the appeal, we could be out of compliance and such an outcome could have an adverse impact on our future at such locations. Our nightclub in our south Houston location has a valid permit/license that expired in December 2006. The permits for our north Houston location and our Bering Drive location have expired.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld by the court which may be detrimental to our business. We, in concert with other sexually oriented businesses, are appealing those aspects of the Ordinance.

In November 2003, a three judge panel from the Fifth Circuit Court of Appeals published their Opinion which affirmed the Trial Court’s ruling regarding lighting levels, customer and dancer separation distances and licensing of dancers and staff. The Court of Appeals, however, did not follow the Trial Court’s ruling regarding the distance from which a club may be located from a church or school. The Court of Appeals held that a distance measurement of 1,500 feet would be upheld upon a showing by the City of Houston that its claims that there were alternative sites available for relocating clubs could be substantiated. The case was remanded for trial on the issues of the alternative sites.

There are other technical issues, which could additionally bear upon the location of the clubs, which were not decided at the trial level during the initial phase of the case. It is anticipated that these technical issues will be joined in the Trial Court. The City has not sought to modify any of the terms of the injunction against enforcement of any location provision of the Ordinance.

The appeals process as it relates to the Court’s rulings in 1998 has been exhausted. Under the holding of the Fifth Circuit Court of Appeals, the City of Houston has the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are alternate sites available for relocation. The trial commenced on December 4, 2006. A decision from the Trial Court is not anticipated until some time in 2007. In the event the City of Houston can meet its burden and prevails at trial, we would appeal that ruling. The effect of any potential adverse ruling on our operations in Houston is unknown. An adverse ruling would affect all sexually oriented businesses in Houston. In that event, we would change our method of operations to require our entertainers to wear latex and bikini bottoms. While management believes this potential change will not have a meaningful effect on our operations, as the effect would be to all similarly situated businesses, the effect is unknown. It is possible an adverse ruling may allow for additional competition in the Houston market.

OTHER LEGAL MATTERS

On October 6, 2006, a lawsuit was filed in the 224th Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-15656 and styled Edward Jimenez, et al v. Rick’s Cabaret International, Inc., et al. This is a wrongful death and personal injury cause of action against two individuals, based upon negligence theories, and against us and our co-defendants, all of which are now our subsidiaries, based upon alleged “dram shop” violations, arising out of a two-vehicle collision on August 1, 2006. The collision occurred prior to our acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates our Rick’s San Antonio. Plaintiffs include the parents - one of whom was driving - of the two juvenile decedents, one of the decedent’s minor siblings and another minor child, both of whom were also passengers in the car that was struck by the allegedly intoxicated defendant driver. Plaintiffs are seeking unspecified damages for past and future physical pain and suffering, mental anguish, physical impairment, loss of companionship and consortium, funeral and medical expenses, property damages, and exemplary damages.

Management believes that we are not liable for any of the damages and that they are covered by the “safe harbor” provision set forth in Section 106.14 of the Texas Alcoholic Beverage Code, which provides that certain compliant establishments are not liable for the acts of their patrons. There does exist insurance coverage for this claim, although this insurance does not cover any exemplary damages awarded, nor those amounts beyond its limits. Management has denied any liability for this accident and is vigorously defending the lawsuit, which is presently in the beginning stages of the discovery process with a preliminary motion to dismiss two of our subsidiaries having been denied.

On June 2, 2006, a lawsuit was filed in the 131st Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-08592 and styled Richard P. Branson v. Spiros Partner,Ltd. dba The Penthouse Club. This action occurred prior to our acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates our Rick’s San Antonio. This was a fraud, assault, abuse of process, invasion of privacy and slander action based upon the plaintiff’s allegation that the Club intentionally took advantage of and assaulted him while he was there on July 3, 2004, then subsequently was responsible for his malicious prosecution by the Bexar County District Attorney. Plaintiff sought unspecified damages for past and future physical pain and suffering, mental anguish, physical disability, financial injury and exemplary damages.

Management does not believe it is liable for any of the damages. There was no insurance coverage for the acts complained of by the plaintiff. Management denied any liability for these allegations and vigorously defended the lawsuit. On December 13, 2006, our motion for summary judgment (based upon the plaintiff having no evidence to support any of his contentions) was granted in full. The plaintiff has 30 days to appeal.

On April 7, 2004, a lawsuit was filed in the 80th Judicial District Court of Harris County, Texas, styled Cause No. 2004-18510, Charity Renee Stevens, et al. vs. Lazaro Ernesto Alfonso, et al. This is a wrongful death and personal injury action against two individuals based on negligence theories and five entertainment establishments including us based on alleged “dram shop” violations arising from a two-car collision. Plaintiffs have also sued Ford Motor Company under a theory of products liability. Plaintiffs include the children of the decedents, a minor passenger and the mothers of the decedents. Plaintiffs are seeking unspecified damages including physical pain and suffering, mental anguish, pecuniary loss, past and future loss of companionship and consortium, loss of mental and intellectual function, past and future physical impairment, reduction in earning capacity, increased education costs and expenses including funeral and medical costs. Subsequent to fiscal year end, the case was settled on December 11, 2006 (subject to court’s approval), which we recorded as accrued liabilities and other expense in September 2006.

One of our locations is currently being investigated by the Equal Employment Opportunity Commission (“EEOC”) as the result of two (2) complaints which were filed with the EEOC by former employees. The complaints are that male employees were used to replace female employees in certain positions at the particular club location. We have provided the EEOC with the materials and information requested. We have fully cooperated with the investigation. A finding by the EEOC is not anticipated until 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 22, 2006. The results of the meeting have been disclosed in our quarterly report Form 10-QSB for the period ending June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ SmallCap Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal 2006

First Quarter	$3.86	$2.93
Second Quarter	$6.20	$3.76
Third Quarter	$7.40	$5.30
Fourth Quarter	$7.97	$6.08

Fiscal 2005

First Quarter	$3.03	$2.20
Second Quarter	$4.61	$2.85
Third Quarter	$3.19	$2.65
Fourth Quarter	$3.55	$2.70

On December 15, 2006, the last sales price for the common stock as reported on the NASDAQ SmallCap Market was $5.27. On December 15, 2006, there were approximately 1,480 stockholders of record of the common stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	727,500	$2.70	8,000

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In May 2006, we issued 10,000 stock options to each Director who is a member of our Audit Committee and 5,000 options to our other Directors. These options have a strike price of $6.75 per share and expire in May 2011.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted stock option plans (the “Plans”) for employees and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

In August 1999 we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1,000,000. As of September 30, 2006, 727,500 stock options are presently outstanding under the 1999 Plan, with 194,500 of which have been exercised during the fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

1.	In July 2006, the seller of the New York club converted $350,000 of principal from the related promissory note into 50,000 shares of restricted common stock.

2.	In August 2006, a holder of a convertible debenture converted $25,023 of interest owed into 5,269 shares of restricted common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As discussed in the section entitled “Legal Proceedings” herein, we are subject to litigation regarding our Sexually Oriented Business licenses in Houston, Texas. The trial commenced on December 4, 2006. A decision from the Trial Court is not anticipated until some time in 2007. In the event the City of Houston can meet its burden and prevails at trial, we would appeal that ruling. The effect of any potential adverse ruling on our operations in Houston is unknown. An adverse ruling would affect all sexually oriented businesses in Houston. In that event, we would change our method of operations to require our entertainers to wear latex and bikini bottoms. While management believes this potential change will not have a meaningful effect on our operations, as the effect would be to all similarly situated businesses, the effect is unknown. It is possible an adverse ruling may allow for additional competition in the Houston market.

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

There is Substantial Competition in the Nightclub Entertainment Industry, Which May Affect Our Ability to Operate Profitably or Acquire Additional Clubs

Our nightclubs face competition. Some of these competitors may have greater financial and management resources than we do. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to remain profitable in this competitive industry.

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

We Must Continue to Meet The NASDAQ Small Cap Market Continued Listing Requirements or We Risk Delisting

Our securities are currently listed for trading on the NASDAQ Small Cap Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever de-listed from the NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There is no assurance that we will be able to maintain compliance with the NASDAQ continued listing requirements.

In The Future, We Will Incur Significant Increased Costs as a Result of Operating as a Public Company, and Our Management Will Be Required to Devote Substantial Time to New Compliance Initiatives

In the future, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Subsequently in fiscal 2009, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Uninsured Risks

We maintain insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where we operate or expand. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code. There can be no assurance, however, that uninsured liabilities may not arise which could have a material adverse effect on the Company.

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

Our Stock Price Has Been Volatile and May Fluctuate in the Future

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

•	our performance and prospects;
•	the depth and liquidity of the market for our securities;
•	sales by selling shareholders of shares issued or issuable in connection with the Debenture and/or Convertible Note;
•	investor perception of us and the industry in which we operate;
•	changes in earnings estimates or buy/sell recommendations by analysts;
•	general financial and other market conditions; and
•	domestic economic conditions.

Public stock markets have experienced, and may experience, extreme price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities.

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 15, 2006, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 25.1% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We are Dependent on Key Personnel

Our future success is dependent, in a large part, on retaining the services of Mr. Eric Langan, our President, Chief Executive Officer and Chief Financial Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance with respect to Mr. Langan. Although Mr. Langan is under an employment agreement (as described herein), there can be no assurance that Mr. Langan will continue to be employed by us. The loss of Mr. Langan could have a negative effect on our operating, marketing, and financing performance.

Cumulative Voting is Not Available To Stockholders

Cumulative voting in the election of Directors is expressly denied in our Articles of Incorporation. Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our Directors. Management’s large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

GENERAL INFORMATION

We operate in two businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate nine adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas, Minneapolis, Minnesota, and New York, New York. We also own and operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston and San Antonio, Texas, and Charlotte, North Carolina,. We also own and operate “Rick’s Sports Cabaret”. No sexual contact is permitted at any of our locations.

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

Beginning in fiscal 2002 and continuing through fiscal 2006, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

We performed our annual evaluation on goodwill impairment as of September 30, 2006. We determined that the goodwill related to the acquisition of Bobby’s Novelty, Inc. was impaired and charged $79,841 against operating expenses.

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

Accounts and Notes Receivable

Accounts receivable trade is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company’s accounts receivable other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. The $70,000 due from Taurus Entertainment as of September 30, 2006 and 2005 was collateralized by 3,000,000 shares of Taurus Entertainment (now known as "Bluestar Health, Inc."). The Company foreclosed on the collateralized shares in August 2006. As such, the Company presently owns the shares and has the ability to sell them in the open market. As of September 30, 2006, the value of the shares totals approximately $150,000. As the amount due has been fully collateralized since the note receivable agreement was entered and the Company believes such collateral will fully satisfy such amount due, no allowance has been provided nor is deemed necessary as of September 30, 2006 and 2005. The Company intends to achieve collectibility either through repurchase of the shares by Bluestar Health, Inc. or by selling the shares in the open market or in a private transaction.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.

Marketable Securities

Marketable securities at September 30, 2006 and 2005 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2006 and 2005, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the year ended September 30, 2006. Marketable securities held at September 30, 2006 and 2005 have a cost basis of approximately $13,000.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of operations of the respective period.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2006, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that the goodwill related to the acquisition of Bobby’s Novelty, Inc. was impaired and charged $79,841 against operating expenses. All of the Company’s goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise and services at the point-of-sale upon receipt of cash, check, or credit card charge.

The Company recognizes revenue for VIP memberships in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, by deferring membership revenue and recognizing over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management’s knowledge of its client base and membership usage at the clubs.

The Company recognizes Internet revenue from monthly subscriptions to its online entertainment sites when notification of a new or existing subscription and its related fee are received from the third party hosting company or from the credit card company, usually two to three days after the transaction has occurred. The monthly fee is not refundable. The Company recognizes Internet auction revenue when payment is received from the credit card as revenues are not deemed estimable nor collection deemed probable prior to that point.

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

Stock Options

At September 30, 2006, the Company has stock options outstanding, which are described more fully in Note H of the consolidated financial statements. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

	Year Ended September 30,
	2006	2005

Net income (loss), as reported	$1,752,714	$(215,148)
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(611,408)	(549,165)
Pro forma net income (loss)	$1,141,306	$(764,313)

Earnings (loss) per share:
Basic - as reported	$0.38	$(0.05)
Diluted - as reported	$0.35	$(0.05)

Basic - pro forma	$0.25	$(0.19)
Diluted - pro forma	$0.23	$(0.19)

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation 46R (“FIN 46R”), a revision to interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective beginning October 1, 2006.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

For the fiscal year ended September 30, 2006, we had consolidated total revenues of $24,487,215, compared to consolidated total revenues of $14,824,407 for the year ended September 30, 2005. The consolidated total revenues for the period ending September 30, 2005 did not include revenues from discontinued operations in the amount of $672,265. This was an increase of $9,662,808 or 65.18%. The increase in total revenues was primarily due to revenues generated in our new clubs, increases in revenues from our existing clubs, and an increase in revenues from our New York location as it has a full twelve months of operations in fiscal 2006 compared to only less than one month in fiscal 2005. Revenues from nightclub operations for same-location same-period increased by 25.12% and for Internet businesses by 1.91%.

Our income from continuing operations before minority interest for the year ended September 30, 2006 was $1,721,377 compared to a loss of $368,313 for the year ended September 30, 2005. The increase in income from continuing operations was primarily due to the increase in revenues from our existing clubs and from our New York location as it has a full twelve months of operations in fiscal 2006 compared to only less than one month in fiscal 2005, offset by a loss of approximately $330,000 from our newly acquired clubs. Our net income from continuing operations for nightclub operations was $4,268,436 for the year ended September 30, 2006 compared with $1,721,264 for the year ended September 30, 2005. Our net income from operations for our Internet businesses was $138,351 for the year ended September 30, 2006 compared with $114,501 for the year ended September 30, 2005. Our income from continuing operations for our nightclub operations for the same-location-same-period increased by 51.26%. Our net income for our Internet operations for the same-web-site-same-period increased by 20.83%.

Our cost of goods sold for the year ended September 30, 2006 was 11.91% of total revenues compared to 12.59% of related revenues for the year ended September 30, 2005. The decrease was due primarily to the overall reduction in cost of goods sold in our club and internet operations. Our cost of goods sold for the nightclub operations for the year ended September 30, 2006 was 12.17% of our total revenues from club operations compared to 12.87% for the year ended September 30, 2005. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2006 was 4.10% compared to 7.55% of related revenues for the year ended September 30, 2005. We have implemented measures to reduce expenses in our Internet operations.

Our payroll and related costs for the year ended September 30, 2006 were $7,081,660 compared to $5,200,976 for the year ended September 30, 2005. The increase was primarily due to the increase in payroll in our New York club as it has a full twelve months of operations in fiscal 2006 compared to only less than one month in fiscal 2005 and in opening new clubs. Our payroll for our nightclub operations for same-location-same-period increased by 14.26%. The increase was primarily due to increases in payroll in our Minnesota, Sports Cabaret, and Onyx Houston clubs due to increases in revenues. Our payroll for Internet operations increased by 15.33%. We believe that our labor and management staff levels are at appropriate levels.

Our other general and administrative expenses for the year ended September 30, 2006 were $11,498,862 compared to $7,458,721 for the year ended September 30, 2005. The increase was primarily due to the increase in taxes & permits, rent, legal & professional, utilities, insurance, and advertising & marketing expenses from opening new locations, from our existing clubs, and from our New York location as it has a full twelve months of operations in fiscal 2006 compared to only less than one month in fiscal 2005. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations increased by 18.70%. The increase was primarily due to the increase in taxes & permits, rent, legal & professional, utilities, insurance, and advertising & marketing expenses. Other selling, general and administrative expenses for Internet operations decreased by 4.84%.

Our interest expense for the year ended September 30, 2006 was $1,057,020 compared to $699,678 for the year ended September 30, 2005. The increase was primarily due to the increase in debt in relation to the purchase and renovation of New York club. We have increased our long term debt to $13,920,733 as of September 30, 2006 compared to debt of $13,246,836 as of September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a deficit in working capital of $2,264,101 compared to $2,047,725 as of September 30, 2005. Because of the large volume of cash we handle, stringent cash controls have been implemented. The decrease was primarily due to increases in current portion of long term debt and accrued expenses, offset by a decrease in accounts payable and increase in cash and cash equivalent. At September 30, 2006, our cash and cash equivalents were $854,932 compared to $480,330 at September 30, 2005.

Our depreciation for the year ended September 30, 2006 was $1,001,513 compared to $573,706 for the year ended September 30, 2005. Our amortization for the year ended September 30, 2006 was $47,734 compared to $16,760 for the period ended September 30, 2005.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2006	2005

Net cash provided by operating activities	$2,725,770	$2,090,030
Net cash used in investing activities	(3,110,840)	(6,307,508)
Net cash provided by financing activities	759,672	4,801,197
Net cash used in discontinued operations	---	(378,632)
Net increase in cash and cash equivalent	$374,602	$205,087

Net cash provided by operating activities in the year ended September 30, 2006 was $2,725,770 compared to $2,090,030 for the year ended September 30, 2005. The increase in cash provided by operating activities was primarily due to the increase in net income.

We used $3,110,840 of cash in investing activities for the year ended September 30, 2006 compared to $6,307,508 for the year ended September 30, 2005. $759,672 of cash was provided in financing activities for the year ended in September 30, 2006 compared to $4,801,197 for the year ended September 30, 2005.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program.

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

The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainers. Although we believe that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

Debt Financing:

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

We entered into a promissory note on January 18, 2005, for $5,125,000 bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years, part of which is convertible to restricted shares of our common stock at prices ranging from $4.00 to $7.50 per share. As of September 30, 2006, $1,925,000 of the principal had been converted into 350,000 shares of our restricted common stock.

On June 10, 2005, we entered into a promissory note for $325,000 bearing interest at a rate of 7% per annum for a seven year term. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc.

On June 17, 2005, we borrowed $100,000 from an unrelated individual at an annual interest rate of 11% over 10 year term.

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

In January 2006, we paid off our borrowing with Voice Media.

On February 6, 2006, we issued a Convertible Debenture (the “Debenture”) to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, we are required to make three quarterly interest payments beginning May 1, 2006. Thereafter, we are required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, we have the right to redeem the Debenture in whole or in part during the term of the Debenture. At the election of the holder, the holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share, which approximates the closing price of our stock on February 6, 2006. The proceeds of the Debenture was used to payoff certain debt and increase working capital. As of June 30, 2006, the holder had elected to convert $22,938 of interest into 4,829 shares of restricted common stock.

In March 2006, we paid off our borrowing from an unrelated individual on the property in Brazoria County.

On August 24, 2006, our subsidiary, RCI Debit Services, Inc., acquired 99% of the ownership interest in an adult entertainment cabaret known as “Centerfolds” located at 5418 Brewster Street, San Antonio, Texas. Additionally, under the terms of the transaction, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which Centerfolds is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, we paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. In addition, certain members of the current ownership structure entered a five-year covenant not to compete with us.

Financing from related parties:

On June 17, 2005, we borrowed $160,000 from a shareholder at an annual interest rate of 12% over 3 year term.

On July 22, 2005, we entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000, which includes the loan on June 17, 2005, in the amount of $160,000. The term is for three years and the interest rate is 12% per annum. The debenture matures on August 1, 2008. We also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by our ownership in Citation Land, LLC and RCI Holdings, Inc., both of which are wholly owned subsidiaries.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $6.55 per share, which approximates the closing price of our stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. $600,000 of the debentures is secured by our property located at 9009 Airport Blvd., Houston, Texas. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

Subsequent to fiscal year end, on November 9, 2006, we entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $7.50 per share, which was higher than the closing price of our stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating lease and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments:

	Operating Lease	Debt(1)	Total

2007	$974,847	$2,278,315	$3,253,162
2008	998,914	5,017,328	6,016,242
2009	884,114	1,252,296	2,136,410
2010	653,882	662,122	1,316,004
2011	654,091	1,065,905	1,719,996
Thereafter	7,999,663	3,644,767	11,644,430
	$12,165,511	$13,920,733	$26,086,244

(1) The interest obligation on debt is not included.

We are not aware of any other event or trend that would potentially affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, and profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators:

		%		%
Years ended September 30,	2006	increase	2005	increase	2004

Sales of alcoholic beverage	$8,781,635	61.69	$5,431,049	1.63	$5,343,858
Sales of food and merchandise	2,651,868	57.09	1,688,043	6.71	1,581,851
Service revenues	11,442,371	72.52	6,632,201	13.56	5,839,759
Internet revenues	801,395	1.74	787,617	1.09	796,353
Other	809,946	104.27	396,497	33.67	296,613
Total revenues	$24,487,215	65.18	$14,824,407	6.97	$13,858,434
Net cash provided by operating activities	2,725,770		2,090,030		736,308
Net income (loss)	1,752,714		(215,148)		775,253
Long term debt	13,920,733		13,246,836		3,693,560

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 16, 2003, the Company was authorized by its board of directors to repurchase up to an additional $500,000 worth of our common stock. No shares have been purchased under this plan.

IMPACT OF INFLATION

We have not experienced a material overall impact from inflation in our operations during the past several years. To the extent permitted by competition, we have managed to recover increased costs through price increases and may continue to do so. However, there can be no assurance that we will be able to do so in the future.

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. Our experience indicates that there are no seasonal fluctuations in our Internet activities.

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisition of the New York club and clubs in Charlotte, South Houston, San Antonio and Austin, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, and/or (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000. These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000. These nightclub operations had total revenues of approximately $370,000 and net loss of approximately $330,000.

During fiscal 2005, we acquired two existing nightclub operations for a total cost of $8,775,000. These acquisitions were funded primarily through indebtedness, $8,862,000, and issuance of our restricted common stocks, $675,000. Part of the indebtedness was used for renovation of the clubs. During fiscal 2006, $1,925,000 of the indebtedness was converted into 350,000 shares of our restricted common stock. These nightclub operations had total revenues of approximately $7,400,000 and $1,100,000 during fiscal 2006 and 2005, respectively, and net income of approximately $635,000 during fiscal 2006 and net loss of approximately $983,000 during fiscal 2005.

We continue to evaluate opportunities to acquire new nightclubs and anticipate acquiring new locations that fit our business model as we have done in the past.

We also expect to continue to grow our Internet profit centers. We plan to focus on high-margin Internet activities that leverage our marketing skills while requiring a low level of start-up cost and ongoing operating costs and refine and tune our Internet sites for better positioning in organic search rankings amongst the major search providers.  We will restructure affiliate programs to provide higher incentives to our current affiliates to better promote our Internet sites, while actively seeking new affiliates to send traffic to our Internet sites.

The acquisition of additional clubs and/or internet operations will require us to obtain additional debt or issuance of our common stock, or both. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise. An inability to obtain such additional financing could have an adverse effect on our growth strategy.

ITEM 7.	FINANCIAL STATEMENTS

The information required by this Item 7 is included in this report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the fourth fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Name	Age	Position

Eric S. Langan	38	Director, Chairman, Chief Executive Officer, President and Principal Financial Officer
Travis Reese	37	Director and V.P.-Director of Technology
Robert L. Watters	55	Director
Alan Bergstrom	61	Director
Steven Jenkins	49	Director

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

Robert L. Watters is our founder and has been our Director since 1986. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. Since 1999, Mr. Watters has owned and operated Rick’s Cabaret, an adult entertainment club in New Orleans, Louisiana, which licenses our name. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

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

All of our Audit Committee members are independent Directors. The Board of Directors elects the members of our Audit Committee annually. The members serve until their successors are duly elected and qualified. All members of the Audit Committee are free from any relationship that could conflict with member's independent judgment. All members are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one member has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities. Steven L. Jenkins serves as Chairman of the Audit Committee, having been elected by the members of our Audit Committee. Steven L. Jenkins serves as the Audit Committee’s Financial Expert, having been elected by a unanimous vote of the members of our Audit Committee. The Audit Committee Charter was previously filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on June 3, 2005, and can be found on our website at www.ricks.com.

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

We have a Compensation Committee whose members are Robert Watters, Alan Bergstrom and Steven L. Jenkins. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2006, were made by the Compensation Committee. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, with the exception of two filings for Ralph McElroy, a greater than 10% shareholder.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which was previously filed as Exhibit 14 to our Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the SEC on December 29, 2003.

ITEM 10.	EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2006, 2005 and 2004 of certain executive officers. No other executive officer of ours received compensation that exceeded $100,000 during fiscal 2005. Mr. Langan is Chairman of the Board, a Director, Chief Executive Officer, President and Chief Financial Officer. Mr. Reese is Director and V.P.-Director of Technology.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation (1) ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Eric Langan
	2006	$395,300	-0-	-0-	-0-	5,000	-0-	-0-
	2005	$344,100	-0-	-0-	-0-	5,000	-0-	-0-
	2004	$326,038	-0-	-0-	-0-	280,000	-0-	-0-
Mr. Langan is our Chairman, a Director, Chief Executive Officer, President and Chief Financial Officer.

Travis Reese
	2006	$167,201	-0-	-0-	-0-	5,000	-0-	-0-
	2005	$165,531	-0-	-0-	-0-	5,000	-0-	-0-
	2004	$161,000	-0-	-0-	-0-	55,000	-0-	-0-
Mr. Reese is a Director and V.P.-Director of Technology
__________________________________
(1)	We provide certain executive officers certain personal benefits. Since the value of such benefits does not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted To
	Options/SARs	Employees In	Exercise of	Expiration
Name	Granted	Fiscal Year	Base Price	Date
	#	%	$/share

Eric Langan	5,000 shares (1)	12.50%	$6.75	5/31/2011

Travis Reese	5,000 shares (1)	12.50%	$6.75	5/31/2011

___________________________________
(1) These options were granted to Messrs. Langan and Reese for serving in their capacity as Directors. A total of 17,500 stock options were exercised by Messrs. Langan and Reese during the fiscal year ended September 30, 2006.

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise #	Value Realized $	Number Of Unexercised Securities Underlying Options/SARs At FY-End Exercisable/ Unexercisable #	Value of Unexercised In-The-Money Options/ SARs At FY-End Exercisable/ Unexercisable $

Eric Langan	5,000 (1)	$21,500	390,000 / 5,000	$1,141,600 / $ 0

Travis Reese	12,500 (1)	$52,219	65,000 / 5,000	$190,850 / $ 0

___________________________________
(1) A total of 17,500 stock options were exercised by these persons during the fiscal year ended September 30, 2006

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In May 31, 2006, we issued 10,000 options to each Director who is a member of our audit committee and 5,000 options to our other Directors. These options have a strike price of $6.75 per share and expire in May 2011.

EMPLOYMENT AGREEMENTS

We have a one-year employment agreement with Mr. Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through April 1, 2008 and provides for an annual base salary of $400,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement. We have not established long-term incentive plans or defined benefit or actuarial plans.

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

The following table sets forth certain information at December 15, 2006, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 15, 2006, there were 5,334,515 shares of common stock outstanding.

Name/Address	Number of shares	Title of class	Percent of Class (10)
Eric S. Langan 505 North Belt, Suite 630 Houston, Texas 77060	1,189,865 (1)	Common stock	22.3%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	35,000 (2)	Common stock	0.7%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	10,000 (3)	Common stock	0.2%
Travis Reese 505 North Belt, Suite 630 Houston, Texas 77060	74,775 (4)	Common stock	1.4%
Alan Bergstrom 904 West Avenue, Suite 100 Austin, Texas 78701	25,000 (5)	Common stock	0.5%
All of our Directors and Officers as a Group of five persons	1,334,640 (6)	Common stock	25.1%

E. S. Langan. L.P. 505 North Belt, Suite 630 Houston, Texas 77060	578,632	Common stock	10.9%
Ralph McElroy 1211 Choquette Austin, Texas, 78757	728,913 (7)	Common stock	13.7%
Blair Sanford One Market Street Suite 3750 San Francisco, CA 94105	494,557 (8)	Common stock	9.3%
Jeffrey Benton 47 Summit Ave. Summit, NJ	283,115 (9)	Common stock	5.3%
_____________________________

(1) Mr. Langan has sole voting and investment power for 321,233 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 290,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 30,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 65,000 shares of common stock that are presently exercisable.

(5) Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(6) Includes options to purchase up to 415,000 shares of common stock that are presently exercisable.

(7) Includes 678,913 shares of common stock and 50,000 warrants to purchase shares of common stock that are presently exercisable at $3.00 per share.  This number specifically excludes shares underlying two convertible debentures totaling $1,260,000 which convertible at prices of $3.00 ($660,000) and $6.55 ($600,000), subject to adjustment under certain conditions.  The terms of both debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued to or acquired by Mr. McElroy upon conversion of any debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock.

(8) Includes 298,686 shares of common stock held by Burlingame Equity Investors, LP, 40,540 shares of common stock held by Burlingame Equity Investors II, LP, and 155,331 shares of common stock held by Burlingame Equity Investors (Offshore) Ltd. Mr. Blair Sanford is the managing member of Burlingame Asset Management LLC, which is the general partner of Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, and Burlingame Equity Investors (Offshore) Ltd.

(9) Includes 61,851 shares of common stock held individually, 210,726 shares of common stock held indirectly by Fairfield Investment Group LLC that are issuable upon the conversion of a convertible debenture, and 10,538 held indirectly by Fairfield Investment Group LLC. Mr. Jeffrey Benton is the Managing Director of Fairfield Advisors and has investment decision and voting authority for this entity.

(10) These percentages exclude treasury shares in the calculation of percentage of class.

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

In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $70,208 at September 30, 2006 and is included in other assets in our balance sheet.

On July 22, 2005, we issued a Secured Convertible Debenture to Ralph McElroy (the Holder), a greater than 10% shareholder, for the principal sum of $660,000 bearing interest at the rate of 12% per annum, with a maturity date of August 1, 2008. Under the terms of the Debenture, we are required to make monthly interest payments beginning September 1, 2005. We have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. At the election of the Holder, the Holder has the right to require the Debenture to be repaid in thirty (30) equal monthly installments commencing February 2006. The Holder has the option to convert all or any portion of the principal amount of the Debenture into shares of our common stock at a rate of $3.00 per share, subject to adjustment under certain conditions. The Debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the Holder upon conversion of the Debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The Debenture is secured by certain of our assets. Additionally, we issued Mr. McElroy warrants to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share until July 22, 2008. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants had piggyback registration rights and became registered with SEC on September 1, 2005.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $6.55 per share, which approximates the closing price of our stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with SEC in June 2006. The proceeds of the debentures were used for the acquisition Joint Ventures, Inc.

Subsequent to fiscal year end, on November 9, 2006, we entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $7.50 per share, which was higher than the closing price of our stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

ITEM 13.	EXHIBITS

Exhibit 14 - Code of Ethics.

Exhibit 21 - Subsidiaries of the Registrant.

Exhibit 31.1 - Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal year 2006 and fiscal year 2005 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for fiscal year 2006 and fiscal year 2005.

	2006	2005

Audit fees	$97,768	$137,529
Audit-related fees	16,210	8,106
Tax fees	3,850	12,550
All other fees	-	-

Total	$117,828	$158,185

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Whitley Penn LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 2006.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Director, Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, President and Chief Financial Officer	December 27, 2006

/s/ Travis Reese
Travis Reese	Director and V.P.-Director of Technology	December 27, 2006

/s/ Robert L. Watters
Robert L. Watters	Director	December 24, 2006

/s/ Alan Bergstrom
Alan Bergstrom	Director	December 26, 2006

/s/ Steven Jenkins
Steven Jenkins	Director	December 22, 2006

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries, as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick’s Cabaret International, Inc. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 8, 2006

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$854,932	$480,330
Accounts receivable:
Trade	192,385	310,692
Other, net	186,554	118,872
Marketable securities	22,245	28,919
Inventories	291,623	257,626
Prepaid expenses and other current assets	140,428	87,991
Total current assets	1,688,167	1,284,430

Property and equipment, net	17,423,843	13,416,755

Other assets:
Goodwill and indefinite lived intangibles	10,505,452	9,836,560
Definite lived intangibles, net	525,076	126,262
Other	460,337	365,011
Total other assets	11,490,865	10,327,833

Total assets	$30,602,875	$25,029,018

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$554,979	$1,034,508
Accrued liabilities	1,118,974	852,865
Current portion of long-term debt	2,278,315	1,349,894
Line-of-credit	-	94,888
Total current liabilities	3,952,268	3,332,155

Other long-term liabilities	299,701	193,648
Long-term debt-related party	1,386,909	-
Long-term debt	10,255,509	11,896,942

Total liabilities	15,894,387	15,422,745

Commitments and contingencies	-	-

Minority interest	-	31,337

Temporary equity - Common stock, subject to put rights (160,000 and 180,000 shares, respectively)	800,000	675,000

Permanent stockholders' equity:
Preferred stock, $.10 par, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized, 5,805,275 and 5,040,678 shares issued, respectively	58,053	50,407
Additional paid-in capital	15,586,233	12,331,367
Accumulated other comprehensive income	8,898	15,572
Accumulated deficit	(450,916)	(2,203,630)
	15,202,268	10,193,716
Less 908,530 shares of common stock held in treasury, at cost	1,293,780	1,293,780
Total stockholders' equity	13,908,488	8,899,936

Total liabilities and stockholders' equity	$30,602,875	$25,029,018

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005

Continuing operations:
Revenues:
Sales of alcoholic beverages	$8,781,635	$5,431,049
Sales of food and merchandise	2,651,868	1,688,043
Service revenues	11,442,371	6,632,201
Internet revenues	801,395	787,617
Other	809,946	285,497
Total revenues	24,487,215	14,824,407

Operating expenses:
Cost of goods sold	2,915,312	1,865,630
Salaries and wages	7,081,660	5,200,976
Other general and administrative:
Taxes and permits	3,074,577	1,985,989
Charge card fees	485,342	229,397
Rent	1,150,338	558,435
Legal and professional	865,111	685,291
Advertising and marketing	1,176,277	752,866
Depreciation and amortization	1,049,247	590,466
Insurance	420,450	218,343
Utilities	621,051	392,589
Other	2,576,628	2,045,345
Goodwill impairment	79,841	-
Total operating expenses	21,495,834	14,525,327

Income from continuing operations	2,991,381	299,080

Other income (expense):
Interest income	25,796	33,434
Interest expense	(1,057,020)	(699,678)
Loss on sales of assets	(68,134)	-
Other	(170,646)	(1,149)

Income (loss) from continuing operations before minority interest	1,721,377	(368,313)

Minority interest	31,337	9,472

Income (loss) from continuing operations	1,752,714	(358,841)

Discontinued operations:
Loss from discontinued operations	-	(148,294)
Gain on sale of a subsidiary	-	291,987
Income from discontinued operations	-	143,693

Net income (loss)	$1,752,714	$(215,148)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.38	$(0.09)
Income from discontinued operations	$-	$0.04
Net income (loss), basic	$0.38	$(0.05)

Net income (loss), diluted	$0.35	$(0.05)

Weighted average number of common shares outstanding:
Basic	4,640,499	3,937,565

Diluted	5,065,962	3,937,565

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2006 and 2005

				Accumulated
	Common Stock		Additional	Other		Treasury Stock		Total
	Number		Paid-In	Comprehensive	Accumulated	Number		Stockholders'
	of Shares	Amount	Capital	Income	Deficit	of Shares	Amount	Equity

Balance at September 30, 2004	4,608,678	$46,087	$11,273,149	$109,002	$(1,988,482)	908,530	$(1,293,780)	$8,145,976

Shares issued	612,000	6,120	1,624,762	-	-	-	-	1,630,882
Stock warrants issued	-	-	106,656	-	-	-	-	106,656
Reclassification of temporary equity - common stock subject to put rights	(180,000)	(1,800)	(673,200)	-	-	-	-	(675,000)
Net loss	-	-	-	-	(215,148)	-	-	(215,148)
Change in available-for-sale securities	-	-	-	(93,430)	-	-	-	(93,430)
Comprehensive loss	-	-	-	-	-	-	-	(308,578)

Balance at September 30, 2005	5,040,678	50,407	12,331,367	15,572	(2,203,630)	908,530	(1,293,780)	8,899,936

Shares issued	744,597	7,446	3,326,210	-	-	-	-	3,333,656
Beneficial conversion	-	-	53,856	-	-	-	-	53,856
Change in temporary equity - common stock subject to put rights	20,000	200	(125,200)	-	-	-	-	(125,000)
Net income	-	-	-	-	1,752,714	-	-	1,752,714
Change in available-for-sale securities	-	-	-	(6,674)	-	-	-	(6,674)
Comprehensive income	-	-	-	-	-	-	-	1,746,040

Balance at September 30, 2006	5,805,275	$58,053	$15,586,233	$8,898	$(450,916)	908,530	$(1,293,780)	$13,908,488

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005
		(Revised, see
Cash flows from operating activities:		Note C)
Income (loss) from continuing operations	$1,752,714	$(358,841)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	1,001,513	573,706
Amortization	47,734	16,760
Bad debts	-	75,995
Goodwill impairment	79,841	-
Beneficial conversion	20,944	-
Common stock issued for interest payment	47,962	-
Amortization of note discount	35,552	5,925
Loss on sales of assets	68,134	-
Minority interests	(31,337)	(9,472)
Deferred rent	106,053	173,600
Common stock issued for professional services	-	27,120
Changes in operating assets and liabilities:
Accounts receivable	(27,224)	(179,583)
Inventories	(3,777)	(24,880)
Prepaid expenses and other current assets	(155,919)	975,432
Accounts payable and accrued liabilities	(216,420)	814,268
Net cash provided by operating activities	2,725,770	2,090,030

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	(1,497,641)	(2,650,000)
Proceeds from sale of discontinued operations	-	550,000
Purchases of property and equipment	(1,641,735)	(4,242,368)
Note receivable payments	28,536	34,860
Net cash used in investing activities	(3,110,840)	(6,307,508)

Cash flows from financing activities:
Proceeds from sale of common stock	560,694	928,762
Proceeds from long-term debt	1,863,065	4,762,000
Payments on long-term debt	(1,569,199)	(889,565)
Payments on line-of-credit	(94,888)	-
Net cash provided by financing activities	759,672	4,801,197

Cash flows from discontinued operations:
Net cash provided by operating activities	-	200,042
Net cash used in investing activities	-	(402,585)
Net cash used in financing activities	-	(176,089)
Net cash used in discontinued operations	-	(378,632)

Net increase in cash and cash equivalents	374,602	205,087
Cash and cash equivalents at beginning of year	480,330	275,243

Cash and cash equivalents at end of year	$854,932	$480,330

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,045,441	$695,962

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Non-cash transactions:

During the year ended September 30, 2005, the Company purchased a 9,000 square foot office building for $512,739, payable with a $86,279 cash at closing and a $426,460 fifteen-year promissory note, bearing interest at 7%.

During the year ended September 30, 2005, the Company purchased a club in New York for $7,775,000, payable with $2,500,000 cash at closing and a five-year secured convertible promissory note, bearing interest at 4%, in the amount of $5,125,000, and transaction costs of $150,000.

During the year ended September 30, 2005, 12,000 shares of restricted common stock were issued as compensation pursuant to a consulting agreement for a total value of $27,120, and were issued as part of the transaction costs related to the club in New York.

During the year ended September 30, 2005, the Company purchased a club in Charlotte for $1,000,000, payable with a $325,000 seven-year secured promissory note, bearing interest at 7%, and 180,000 shares of stock valued at $675,000.

During the year ended September 30, 2006, the Company purchased property located at 9009 Airport Blvd., Houston for $1,300,000, payable with $500,000 cash at closing and 160,000 shares of restricted common stock.

During the year ended September 30, 2006, the seller of the New York club converted $1,925,000 of principal from the related promissory note into 350,000 shares of restricted common stock.

During the year ended September 30, 2006, the holder of a convertible debenture converted $47,962 of interest owed into 10,097 shares of restricted common stock.

During the year ended September 30, 2006, the Company purchased a club in San Antonio for $2,900,000, payable with $600,000 cash at closing and four promissory notes totaling $2,300,000.

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

A.  Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin and San Antonio, Texas, as well as Minneapolis, Minnesota, Charlotte, North Carolina, and New York, New York. The Company also owns and operates several adult entertainment Internet websites. The Company’s corporate offices are located in Houston, Texas.

B.  Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2006 and 2005, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2006 and 2005, the uninsured portion of these deposits approximated $54,000 and $27,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable trade is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company’s accounts receivable other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. The $70,000 due from Taurus Entertainment as of September 30, 2006 and 2005 was collateralized by 3,000,000 shares of Taurus Entertainment (now known as "Bluestar Health, Inc."). The Company foreclosed on the collateralized shares in August 2006. As such, the Company presently owns the shares and has the ability to sell them in the open market. As of September 30, 2006, the value of the shares totals approximately $150,000. As the amount due has been fully collateralized since the note receivable agreement was entered and the Company believes such collateral will fully satisfy such amount due, no allowance has been provided nor is deemed necessary as of September 30, 2006 and 2005. The Company intends to achieve collectibility either through repurchase of the shares by Bluestar Health, Inc. or by selling the shares in the open market or in a private transaction.

Marketable Securities

Marketable securities at September 30, 2006 and 2005 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2006 and 2005, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There has been no realized gains or losses related to marketable securities for the year ended September 30, 2006. Marketable securities held at September 30, 2006 and 2005 have a cost basis of approximately $13,000.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying statement of operations of the respective period.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2006, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that the goodwill related to the acquisition of Bobby’s Novelty, Inc. was impaired and charged $79,841 against operating expenses. All of the Company’s goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise and services at the point-of-sale upon receipt of cash, check, or credit card charge.

The Company recognizes revenue for VIP memberships in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, by deferring and recognizing over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management’s knowledge of its client base and membership usage at the clubs.

The Company recognizes Internet revenue from monthly subscriptions to its online entertainment sites when notification of a new or existing subscription and its related fee are received from the third party hosting company or from the credit card company, usually two to three days after the transaction has occurred. The monthly fee is not refundable. The Company recognizes Internet auction revenue when payment is received from the credit card as revenues are not deemed estimable nor collection deemed probable prior to that point.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of changes in stockholders’ equity.

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted - average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	2006	2005
Basic earnings (loss) per share:
Net earnings (loss) applicable to common stockholders	$1,752,714	$(215,148)
Average number of common shares outstanding	4,640,499	3,937,565
Basic earnings (loss) per share	$0.38	$(0.05)

Diluted earnings per share:
Net earnings (loss) for diluted EPS computation	$1,752,714	$(215,148)

Average number of common shares outstanding:
Common shares outstanding	4,640,499	3,937,565
Potential dilutive shares resulting from exercise of warrants and options (1)	425,463	---
Potential dilutive shares resulting from conversion of debentures (2)	---	---

Total average number of common shares outstanding used for dilution	5,065,962	3,937,565
Diluted earnings per share	$0.35	$(0.05)

(1) All outstanding warrants and options were considered for the EPS computation.
(2) Convertible debentures (principal and accrued interest) outstanding at September 30, 2006 and 2005 totaling $2,502,633 and $660,000, respectively, were convertible into common stock at a price of $4.75 and $6.55 per share in 2006 and $3.00 per share in 2005, but none were dilutive in 2006 or 2005 (based on average balances outstanding).

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

Stock Options

At September 30, 2006, the Company has stock options outstanding, which are described more fully in Note H. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation:

	Year Ended September 30,
	2006	2005

Net income (loss), as reported	$1,752,714	$(215,148)
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(611,408)	(549,165)
Pro forma net income (loss)	$1,141,306	$(764,313)

Earnings (loss) per share:
Basic - as reported	$0.38	$(0.05)
Diluted - as reported	$0.35	$(0.05)

Basic - pro forma	$0.25	$(0.19)
Diluted - pro forma	$0.23	$(0.19)

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation 46R (“FIN 46R”), a revision to interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B. Summary of Significant Accounting Policies - continued

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective beginning October 1, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

C. Cash Flow Statement Revision

The Company has separately disclosed in the accompanying consolidated statements of cash flows the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which in the prior year was reported on a combined basis in a single amount. As a result, the accompanying consolidated cash flow statement for fiscal 2005 has been labeled as revised.

D.  Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2006	2005

Buildings and land	$12,833,136	$9,531,112
Leasehold improvements	4,704,245	4,099,666
Furniture	1,204,757	939,550
Equipment	2,916,686	2,079,895
Total property and equipment	21,658,824	16,650,223
Less accumulated depreciation	4,234,981	3,233,468

Property and equipment, net	$17,423,843	$13,416,755

For the years ended September 30, 2006 and 2005, the Company capitalized approximately $5,000 and $128,000, respectively, of interest to property and equipment in leasehold improvements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.  Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30,
		2006	2005

Indefinite useful lives:
Goodwill		$2,774,742	$1,898,926
Licenses		7,730,710	7,937,634

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	146,569	43,022
Non-compete agreements	5 years	440,000	100,000
Less accumulated amortization		(61,493)	(16,760)

Total goodwill and intangible assets		$11,030,528	$9,962,822

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2006 for each of the years in the five-year period ending September 30, 2011 and thereafter is 2007 - $106,074, 2008 - $106,074, 2009 - $106,074, 2010 - $91,074, 2011 - $70,241, and thereafter - $45,539.

Goodwill and indefinite lived intangible assets primarily consist of sexually oriented business licenses in New York and North Carolina, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt

		September 30,
		2006	2005

Notes payable at 9%, mature February 2008	*	$1,941,917	$2,035,303
Notes payable at 12%, mature March 2026	*	139,157	140,802
Note payable at 9%, matures March 2006	*	-	289,308
Note payable with imputed interest at 7%, matures January 2006, unsecured		-	214,649
Notes payable at 11%, mature August 2015	*	1,256,580	1,335,338
Notes payable at 10%, mature December 2014 and January 2015	*	2,816,666	2,868,224
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		290,915	325,000
Note payable at 7.5%, matures August 2011	*	1,604,886	-
Note payable at 12%, matures March 2007	*	400,000	-
Note payable at 12%, matures February 2007	*	200,000	-
Convertible note payable to related party at 12%, matures August 2008, collaterized by shares of Citation Land LLC and RCI Holdings, Inc.		561,909	559,720
Convertible note payable at 4%, matures May 2010, collateralized by assets of RCI Entertainment New York, Inc.		2,444,282	5,042,362
Convertible notes payable to related party at 12%, mature April 2008	*	825,000	-
Convertible note payable at 10%, matures February 2009, unsecured		1,000,950	-
Note payable at 7%, matures December 2019	*	396,478	414,057
Note payable at 4.9%, matures December 2010, collateralized by an equipment		29,826	-
Note payable at 8.99%, matures October 2007, collateralized by a vehicle		12,167	22,523
Total debt		13,920,733	13,246,836

Less current portion		2,278,315	1,349,894

Total long-term debt		$11,642,418	$11,896,942

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt - continued

In June, July and November 2004, the Company borrowed $100,000, $100,000, and $900,000, respectively, from an unrelated individual at the rate of 11% per annum for a 10 year term. These borrowings were an addition to a previous note. During fiscal year 2006, the monthly payment of principal and interest of the new borrowing is $15,034, and $3,445 for the old note. The notes are secured by properties located at 3501 Andtree, Austin and at 5718 Fairdale, Houston, Texas. The money received from this new financing was used for the acquisition and renovation of the New York club.

On November 15, November 17, and December 30, 2004, the Company borrowed $590,000, $1,042,000, and $1,270,000, respectively, from a financial institution at an annual interest rate of 10% over a 10 year term. The monthly payments of principal and interest are $5,694, $10,056, and $12,256, respectively. The notes are secured by our properties located at 2023 Sable Lane, San Antonio, 410 N. Sam Houston Pkwy. E. and 3113 Bering Drive, Houston, Texas. The money received from this financing was used for the acquisition and renovation of the New York club.

In December 2004, as a part of the purchase of a 9,000 square-foot office building, the Company obtained a fifteen year promissory note, secured by the building, in the amount of $426,460 with interest at 7%.

As part of the purchase of the North Carolina club, the Company issued 180,000 shares of the Company’s common stock valued at $3.75 per share and entered into a seven year promissory note in the amount of $325,000 bearing interest at the rate of 7% per annum. The note is payable with an initial payment due November 1, 2005, of interest only for the period of time from the date of closing until October 31, 2005, plus a principal reduction payment in the amount of $3,009. Thereafter, RCI Entertainment North Carolina, Inc., the Company’s subsidiary, will make eighty-three (83) successive equal monthly payments commencing December 1, 2005, of principal and interest in the amount of $4,905 until paid in full. The note is secured by the assets of RCI Entertainment North Carolina, Inc. Pursuant to the terms of the note, on or after November 1, 2005, the holder shall have the right, but not the obligation, to have the Company purchase from the holder 4,285 shares per month, calculated at a price per share equal to $3.75 until the holder has received a total of $1,000,000 from the sale of the shares less the amount of the note. At the Company’s election during any given month, the Company may either buy the monthly shares or, if the Company elects not to buy the monthly shares from the holder, then the holder shall sell the monthly shares in the open market. Any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of the shares shall be paid by the Company within three (3) days of the date of sale of the monthly shares during that particular month. The Company’s obligation to purchase the monthly shares from the holder shall terminate and cease at such time as the holder has received a total of $1,000,000 from the sale of the shares, less the amount of the note. This obligation was satisfied on May 11, 2006 when all shares had been sold for more than $675,000.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt - continued

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture is convertible into 220,000 shares of the Company’s common stock at a conversion price of $3.00 per share at the option of the holder (subject to certain limitations). The term is for three years and interest rate is at 12% per annum. The debenture matures on August 1, 2008. The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants are exercisable at any time within the period beginning on July 22, 2005 and expiring on July 22, 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the year ended September 30, 2006 and 2005, the Company recorded $35,552 and $5,925, respectively, of interest expense. The debenture is secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company.

The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2006 and 2005, the Company recorded $20,944 and $0, respectively, of interest expense related to the value of the embedded beneficial conversion feature.

As a part of the purchase the New York club, the Company obtained a $5.125 million promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years. $2,000,000 of the principal amount of the promissory note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. As of September 2006 and 2005, $1,925,000 and $0 of principal was converted into 350,000 and 0 shares of the Company’s restricted common stock, respectively.

On February 6, 2006, the Company issued a Convertible Debenture (the “Debenture”) to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company is required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company has the right to redeem the Debenture in whole or in part during the term of the Debenture. At the election of the holder, the holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of the Company’s common stock at a rate of $4.75 per share, which approximates the closing price of the Company’s stock on February 6, 2006. The proceeds of the Debenture was used to payoff certain debt and increase working capital. As of September 30, 2006 and 2005, the holder had elected to convert $47,961 and $0, of interest into 10,097 and 0 shares of the Company’s restricted common stock, respectively.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt - continued

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximated the closing price of the Company’s stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. $600,000 of the debentures is secured by the Company’s property located at 9009 Airport Blvd., Houston, Texas. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

On August 24, 2006, as part of the purchase of a club in San Antonio, Texas (formerly known as “Centerfolds”), the Company obtained three promissory notes: a $400,000 note bearing simple interest at the rate of 12% per annum and maturing March 2007, $200,000 note bearing interest at the rate of 12% per annum maturing February 2007, and $1,700,000 note bearing interest at the rate of 7.5% with a balloon payment at end of five years. These notes payable are secured by the real estate.

Future maturities of long-term debt consist of the following:

2007	$2,278,315
2008	5,017,328
2009	1,252,296
2010	662,122
2011	1,065,905
Thereafter	3,644,767
Total maturities of long-term debt	$13,920,733

G.  Income Taxes

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2006	2005

Computed expected tax expense (benefit)	$595,923	$(73,151)
State income taxes	52,581	(6,454)
Deferred tax asset valuation allowance	(648,504)	79,605
Total income tax expense	$-	$-

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.  Income Taxes - continued

The significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2006	2005
Deferred tax assets (liabilities):
Goodwill	$(329,713)	$(138,150)
Property and equipment	(243,220)	(254,788)
Net operating losses	549,390	949,266
Unrealized gain on marketable securities	(3,292)	(5,762)
Other	225,684	78,664
Valuation allowance	(198,849)	(629,230)
	$-	$-

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2006 and 2005 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2006, the Company had net operating loss carryforwards of approximately $1,485,000, which expire in 2017 through 2026.

H.  Stock Options

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) (collectively, “the Plans”). The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  Stock Options - continued

Following is a summary of options for the years ended September 30:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Outstanding at beginning of year	878,000	$2.47	908,000	$2.39
Granted	40,000	6.75	90,000	2.80
Forfeited	-	-	(50,000)	2.49
Exercised	(190,500)	2.55	(70,000)	2.21
Outstanding at end of year	727,500	$2.70	878,000	$2.47
Exercisable at end of year	662,500	$2.45	583,000	$2.40
Weighted-average remaining contractual life	2.54 years		2.84 years

As of September 30, 2006, the range of exercise prices for outstanding options was $1.40 -$6.75.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. See footnote B for related disclosures.

Under APB No. 25, no compensation expense is recorded when the exercise price of the Company’s employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the years ended September 30, 2006 and 2005, no amounts were recorded to compensation expense related to stock options issued to employees.

Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  Stock Options - continued

	2006	2005

Volatility	132%	137%
Expected lives	3 years	3 years
Expected dividend yield	-	-
Risk free rates	5.04%	4.31%

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

I.  Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $1,150,000 and $558,000 for the years ended September 30, 2006 and 2005, respectively.

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2006 are as follows:

2007	$974,847
2008	998,914
2009	884,114
2010	653,882
2011	654,091
Thereafter	7,999,663

Total future minimum lease obligations	$12,165,511

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  Commitments and Contingencies - continued

Legal Matters

Sexually Oriented Business Ordinance of Houston, Texas

In January 1997, the City Council of the City of Houston passed a comprehensive new Ordinance regulating the location of and the conduct within Sexually Oriented Businesses (the “Ordinance”). The Ordinance established new minimum distances that Sexually Oriented Businesses may be located from schools, churches, playgrounds and other sexually oriented businesses. There were no provisions in the Ordinance exempting previously permitted sexually oriented businesses from the effect of the new Ordinance. In 1997, the Company was informed that one of its Houston locations at 3113 Bering Drive failed to meet the requirements of the Ordinance and accordingly the renewal of its business license at the location was denied.

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.

The Company filed a request with the City of Houston requesting an extension of time during which operations at the north Houston facility could continue under the Amortization Period provisions of the Ordinance since the Company was unable to recoup its investment prior to the effective date of the Ordinance. An administrative hearing was held by the City of Houston to determine the appropriate Amortization Period to be granted to the Company. At the Hearing, the Company was granted an amortization period that has since been reached. The Company has the right to appeal any decision of the hearing official to the district court in the State of Texas.

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented businesses, leaving intact the provision of the 750 foot distance as it existed prior to the Ordinance.

The City of Houston has appealed the District Court’s rulings with the Fifth Circuit Court of Appeals. In the event that the City of Houston is successful in the appeal, the Company could be out of compliance and such an outcome could have an adverse impact on the Company’s future. The Company’s nightclub in the south Houston location has a valid permit/license that expired in December 2006. The permits for the north Houston location and the Bering Drive location have expired.

There are other provisions in the Houston, Texas Ordinance, such as provisions governing the level of lighting in a sexually oriented business, the distance between a customer and dancer while the dancer is performing in a state of undress and provisions regarding the licensing of dancers and club managers that were upheld by the court which may be detrimental to the Company’s business. The Company, in concert with other sexually oriented businesses, are appealing those aspects of the Ordinance.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  Commitments and Contingencies - continued

In November 2003, a three judge panel from the Fifth Circuit Court of Appeals published their Opinion which affirmed the Trial Court’s ruling regarding lighting levels, customer and dancer separation distances and licensing of dancers and staff. The Court of Appeals, however, did not follow the Trial Court’s ruling regarding the distance from which a club may be located from a church or school. The Court of Appeals held that a distance measurement of 1,500 feet would be upheld upon a showing by the City of Houston that its claims that there were alternative sites available for relocating clubs could be substantiated. The case was remanded for trial on the issues of the alternative sites.

There are other technical issues, which could additionally bear upon the location of the clubs, which were not decided at the trial level during the initial phase of the case. It is anticipated that these technical issues will be joined in the Trial Court. The City has not sought to modify any of the terms of the injunction against enforcement of any location provision of the Ordinance.

The appeals process as it relates to the Court’s rulings in 1998 has been exhausted. Under the holding of the Fifth Circuit Court of Appeals, the City of Houston has the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are alternate sites available for relocation. The trial commenced on December 4, 2006. A decision from the Trial Court is not anticipated until some time in 2007. In the event the City of Houston can meet its burden and prevails at trial, we would appeal that ruling. The effect of any potential adverse ruling on our operations in Houston is unknown. An adverse ruling would affect all sexually oriented businesses in Houston. In that event, we would change our method of operations to require our entertainers to wear latex and bikini bottoms. While management believes this potential change will not have a meaningful effect on our operations, as the effect would be to all similarly situated businesses, the effect is unknown. It is possible an adverse ruling may allow for additional competition in the Houston market.

Other Legal Matters

On October 6, 2006, a lawsuit was filed in the 224th Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-15656 and styled Edward Jimenez, et al v. Rick’s Cabaret International, Inc., et al. This is a wrongful death and personal injury cause of action against two individuals, based upon negligence theories, and against the Company and the Company’s co-defendants, all of which are now subsidiaries of the Company, based upon alleged “dram shop” violations, arising out of a two-vehicle collision on August 1, 2006. The collision occurred prior to the Company acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates the Company’s Rick’s San Antonio. Plaintiffs include the parents - one of whom was driving - of the two juvenile decedents, one of the decedent’s minor siblings and another minor child, both of whom were also passengers in the car that was struck by the allegedly intoxicated defendant driver. Plaintiffs are seeking unspecified damages for past and future physical pain and suffering, mental anguish, physical impairment, loss of companionship and consortium, funeral and medical expenses, property damages, and exemplary damages.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  Commitments and Contingencies - continued
Management believes that the Company is not liable for any of the damages and that they are covered by the “safe harbor” provision set forth in Section 106.14 of the Texas Alcoholic Beverage Code, which provides that certain compliant establishments are not liable for the acts of their patrons. There does exist insurance coverage for this claim, although this insurance does not cover any exemplary damages awarded, nor those amounts beyond its limits. Management has denied any liability for this accident and is vigorously defending the lawsuit, which is presently in the beginning stages of the discovery process, a preliminary motion to dismiss two of the Company’s subsidiaries having been denied.

On June 2, 2006, a lawsuit was filed in the 131st Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-08592 and styled Richard P. Branson v. Spiros Partners, Ltd. dba The Penthouse Club. This action occurred prior to the Company acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates the Company’s Rick’s San Antonio. This was a fraud, assault, abuse of process, invasion of privacy and slander action based upon the plaintiff’s allegation that the Club intentionally took advantage of and assaulted him while he was there on July 3, 2004, then subsequently was responsible for his malicious prosecution by the Bexar County District Attorney. Plaintiff sought unspecified damages for past and future physical pain and suffering, mental anguish, physical disability, financial injury and exemplary damages.

Management does not believe that it is liable for any of the damages. There was no insurance coverage for the acts complained of by the plaintiff. Management denied any liability for these allegations and vigorously defended the lawsuit. On December 13, 2006, the defendant’s motion for summary judgment (based upon the plaintiff having no evidence to support any of his contentions) was granted in full. The plaintiff has 30 days to appeal.

On April 7, 2004, a lawsuit was filed in the 80th Judicial District Court of Harris County, Texas, styled Cause No. 2004-18510, Charity Renee Stevens, et al. vs. Lazaro Ernesto Alfonso, et al. This is a wrongful death and personal injury action against two individuals based on negligence theories and five entertainment establishments including the Company based on alleged “dram shop” violations arising from a two-car collision. Plaintiffs have also sued Ford Motor Company under a theory of products liability. Plaintiffs include the children of the decedents, a minor passenger and the mothers of the decedents. Plaintiffs are seeking unspecified damages including physical pain and suffering, mental anguish, pecuniary loss, past and future loss of companionship and consortium, loss of mental and intellectual function, past and future physical impairment, reduction in earning capacity, increased education costs and expenses including funeral and medical costs. Subsequent to fiscal year end, on December 11, 2006 (subject to court’s approval), the case was settled, which the Company recorded as other expense in the September 30, 2006 statement of operations.

One of the Company’s locations is currently being investigated by the Equal Employment Opportunity Commission (“EEOC”) as the result of two (2) complaints which were filed with the EEOC by former employees. The complaints are that male employees were used to replace female employees in certain positions at the particular club location. The Company has provided the EEOC with the materials and information requested. The Company has fully cooperated with the investigation. A finding by the EEOC is not anticipated until 2007.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  Commitments and Contingencies - continued

For all the above legal matters, no contingent reserves as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable, other than the case discussed as settled on December 11, 2006.

J.  Line-of-credit

At September 30, 2005, the Company had available a $94,888 unsecured line-of-credit with a bank. Interest was payable monthly on the outstanding balance at a floating rate of prime plus 1.5% (8.25% at September 30, 2005). During fiscal year 2006, the line-of-credit was paid off and was not renewed.

K.  Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult night clubs and adult entertainment websites (“Internet”). The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

K. Segment Information - continued

The following table sets forth certain information about each segment’s financial information for the year ended September 30:

	2006	2005

Business segment sales:
Night clubs	$23,683,627	$14,708,159
Internet	803,588	788,513
Discontinued operations	-	(672,265)
	$24,487,215	$14,824,407
Business segment operating income:
Night clubs	$5,321,937	$2,283,535
Internet	130,512	114,500
General corporate	(2,461,068)	(2,098,955)
Discontinued operations	-	-
	$2,991,381	$299,080
Business segment capital expenditures:
Night clubs	$3,590,917	$4,763,060
Internet	7,353	58,153
General corporate	1,478,466	516,500
Discontinued operations	---	(28,693)
	$5,076,736	$5,309,020
Business segment depreciation and amortization:
Night clubs	$875,342	$455,690
Internet	32,920	34,231
General corporate	140,985	122,277
Discontinued operations	-	(21,732)
	$1,049,247	$590,466
Business segment assets:
Night clubs	$23,670,618	$19,037,102
Internet	112,092	99,148
General corporate	6,820,165	5,892,768
Discontinued operations	-	-
	$30,602,875	$25,029,018

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. Common Stock

On October 11, 2005, 10,000 stock options were exercised by one of the Company’s directors for proceeds of $21,300. In January 2006, 54,000 stock options were exercised by the Company’s employees for proceeds of $138,240 and in February 2006, 10,000 stock options were exercised by one of the Company’s directors for $25,400. Also, 30,000 shares of the Company’s common stock were sold to a non-employee for $75,000 in January 2006. In March 2006, a non-employee exercised 25,000 stock options for $64,063 and the seller of the New York club converted $675,000 of principal from the related promissory note into 150,000 shares of restricted common stock. In April 2006, the Company issued 160,000 shares of common stock valued at $800,000 pursuant to the purchase of a building located at 9009 Airport Blvd., Houston, Texas. The seller of the New York club converted $900,000 of principal from the related promissory note into 150,000 shares of restricted common stock in April and May 2006. During the months of May and June 2006, 27,500 stock options were exercised by the Company’s employees and directors for proceeds of $63,981. On June 8, 2006, the Company issued 4,829 shares of common stock for $22,938 interest owed. In July 2006, 4,000 and 10,000 stock options were exercised by an employee and a director of the Company for proceeds of $10,250 and $28,000, respectively. Also, the seller of the New York club converted $350,000 of principal from the related promissory note into 50,000 shares of restricted common stock. On August 1, 2006, the Company issued 5,268 shares of common stock for $25,023 interest owed. In August 2006, 29,000 stock options were exercised by two employees of the Company for proceeds of $72,210. In September 2006, 25,000 stock options were exercised by one of the Company’s employees for proceeds of $62,250.

M.  Related Party Transactions

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $70,000 and $79,000 at September 30, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets.

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture is convertible into 220,000 shares of the Company’s common stock at a conversion price of $3.00 per share at the option of the holder (subject to certain limitations). The term is for three years and interest rate is at 12% per annum. The debenture matures on August 1, 2008. The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants are exercisable at any time within the period beginning on July 22, 2005 and expiring on July 22, 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the year ended September 30, 2006 and 2005, the Company recorded $35,552 and $5,925, respectively, of interest expense. The debenture is secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

M.  Related Party Transactions - continued

The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2006 and 2005, the Company recorded $20,944 and $0, respectively, of interest expense related to the value of the embedded beneficial conversion feature. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants had piggyback registration rights and became registered with SEC on September 1, 2005.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximated the closing price of the Company’s stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. $600,000 of the debentures is secured by the Company’s property located at 9009 Airport Blvd., Houston, Texas. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with SEC in June 2006. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

N.  Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $39,000 and $28,000 for the years ended September 30, 2006 and 2005, respectively.

O.  Acquisitions and Dispositions

On September 30, 2004, the Company entered into a Stock Purchase Agreement with an unrelated third party, whereby the Company sold all of its 510 shares of common stock of RCI Ventures, Inc. for $15,000 cash and a $235,000 note receivable bearing interest at a rate of 6% over a five year period. The monthly payment related to this note receivable is $4,453. In May 2006, the note receivable was restructured into a note receivable with principal of $230,000, interest rate of 7.5% over a ten year period. The monthly payment of the restructured note is $2,730.14. As a part of the transaction, Trumps, Inc., a wholly-owned subsidiary of the Company, and Tantric Enterprises, Inc., a wholly-owned subsidiary of RCI Ventures, Inc., entered into a five year lease agreement for the property located at 5718 Fairdale, Houston, Texas. The Company has recorded a $163,739 deferred gain related to this transaction for the year ended September 30, 2004. The gain will be recognized upon collection of the note receivable. The deferred gain is netted against the note receivable, included in other assets in the accompanying balance sheet.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Acquisitions and Dispositions - continued

On January 18, 2005, the Company’s wholly-owned subsidiary, RCI Entertainment New York, Inc., a New York corporation ("RCI New York") completed the acquisition of Peregrine Enterprises, Inc. (“Peregrine”), which operated the Paradise Club in Midtown Manhattan, New York (50 West 33rd Street). Peregrine owns and operates an adult entertainment cabaret located in midtown Manhattan. The cabaret club is located near the Empire State Building and Madison Square Garden, and is less than 10 blocks from Times Square. The total consideration was for $7.775 million for the assets and stock of the former Paradise Club, which had operated on the site for more than a decade. The transaction consisted of $2.5 million in cash and $5.125 million in a promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years and transaction costs of $150,000. The Promissory Note is payable commencing 151 days after closing as follows: (a) the payment of $58,333.33 per month for twenty-four (24) consecutive months; (b) the payment of $63,333.33 for twenty-four (24) consecutive months; (c) the payment of $68,333.33 for twelve (12) consecutive months; and (d) a lump sum payment of the remaining balance to be paid on the sixty-first (61st) month. $2,000,000 of the principal amount of the Promissory Note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. The parties also entered into a Stock Pledge Agreement and Security Agreement to secure the Promissory Note. The results of operations of the club are included in the Company’s consolidated statement of operations from January 18, 2005.

The following information summarizes the final determination of the purchase price allocation.

Current assets	$150,000
Discounted lease	43,022
Non-compete agreement	100,000
License	7,481,978
Net assets acquired	$7,775,000

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. Peregrine’s operations are for the calendar year 2004. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Acquisitions and Dispositions - continued

2005

Revenues	$15,310,407
Net income (loss) from continuing operations	(638,841)
Net income (loss)	(495,148)

Net income (loss) per share - basic	$(0.13)

On March 31, 2005, the Company completed the sale of one of its clubs known as ‘Rick’s South’ to MBG Acquisition LLC for cash $550,000. In connection with the sale, the Company recorded a gain of $291,987. The club’s business was accounted for as a discontinued operation under accounting principles generally accepted in the United States of America, and therefore, the club’s results of operations and cash flows have been removed from the Company’s consolidated results of continuing operations and cash flows for the year ended September 30, 2005.

On June 10, 2005, the Company’s wholly-owned subsidiary, RCI Entertainment North Carolina, Inc., a North Carolina corporation ("RCI North Carolina") completed the acquisition of a 30,000 square foot nightclub in Charlotte, North Carolina. The name of the club had been changed from ‘The Manhattan Club’ (5300 Old Pineville Road) to ‘Rick's Cabaret’. The purchase price of the transaction was $1,000,000 through the issuance of 180,000 shares of restricted common stock valued at $675,000 and a seven-year promissory note of $325,000, bearing interest at a rate of 7% per annum. The nature of the restrictions on the shares of common stock are that the shares were to be registered with the SEC for re-sale within thirty days after closing of the acquisition. The 180,000 shares were valued at $3.75 per share, which approximated the average market price within a few days before and after the announcement of the acquisition in accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The note is secured by liens upon the assets of and hereafter acquired assets of RCI Entertainment (North Carolina), Inc. The results of operations of the club are included in the Company’s consolidated statement of operations from February 1, 2005, when the Company assumed risk of loss for the club’s operations under a management agreement.

Pursuant to the terms of the note, on or after November 1, 2005, the holder shall have the right, but not the obligation to have the Company purchase from the holder 4,285 shares per month, calculated at a price per share equal to $3.75 until the holder has received a total of $1,000,000 from the sale of the shares less the amount of the note. At the Company’s election during any given month, the Company may either buy the monthly shares or, if the Company elects not to buy the monthly shares from the holder, then the holder shall sell the monthly shares in the open market. Any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of the shares shall be paid by the Company within three (3) days of the date of sale of the monthly shares during that particular month. The Company’s obligation to purchase the monthly shares from the holder shall terminate and cease at such time as the holder has received a total of $1,000,000 from the sale of the shares, less the amount of the note.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Acquisitions and Dispositions - continued

As of September 30, 2005, the 180,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. This obligation was satisfied on May 11, 2006 when all shares had been sold for more than $675,000.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

The following information summarizes the final determination of the purchase price allocation.

Current assets	$111,752
Property & equipment	640,192
Licenses	455,656
Other assets	5,020
Current liabilities assumed	(212,620)
Net assets acquired	$1,000,000

On July 12, 2005, the Company organized RCI Dating Services, Inc. (“RCI Dating”), which operates as an addition to the Company’s internet operations, to acquire CouplesClick.net from ClickMatch LLC (“ClickMatch").  The Company transferred its ownership in CouplesTouch.com to RCI Dating and as a result of the transaction the Company obtained an 85% interest in RCI Dating with the other 15% owned by ClickMatch.

On April 5, 2006, the Company’s wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Rick’s Sports Cabaret (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, the Company paid a total purchase price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of the Company’s restricted common stock. The purchase price of $1,300,000 was determined to be the fair value of the real property based on the nature of the restrictions of the shares issued in the transaction. As part of the transaction, the Company agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing. The registration statement became effective on June 23, 2006. Additionally, nine months after the filing of the registration statement, the Seller has the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller has the option to sell such shares in the open market. As of September 30, 2006, the 160,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. The transaction was the result of arms-length negotiations between the parties.

On May 9, 2006, the Company purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd. The purchase price of $840,000 was paid in cash. In anticipation of this acquisition, on April 28, 2006, the Company borrowed $825,000 under convertible debentures. The club, located in a Houston suburb, has been converted to an XTC Cabaret.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Acquisitions and Dispositions - continued

The following information summarizes the final determination of the purchase price allocation:

Current assets	$7,720
Property & equipment	390,000
Discounted lease	103,548
Non-compete agreement	90,000
License	248,732
Net assets acquired	$840,000

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

On July 7, 2006, the Company entered into a stock purchase agreement to acquire Texas S&I, Inc., a Texas corporation, for $125,000, consisting of $55,000 paid in cash at closing and $70,000 in a five year note payable bearing interest at a rate of 4% per annum. As of September 30, 2006, the note has been fully paid. Texas S&I, Inc. owned and operated Club Exotica in San Antonio. The Company has converted this club into “Club Onyx--San Antonio”.

The following information summarizes the final determination of the purchase price allocation.

Other assets	$7,500
Property & equipment	117,500
Net assets acquired	$125,000

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

On August 24, 2006, the Company’s subsidiary, RCI Debit Services, Inc., acquired 99% of the ownership interest in an adult entertainment cabaret known as “Centerfolds” located at 5418 Brewster Street, San Antonio, Texas. Additionally, under the terms of the transaction, the Company’s subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which Centerfolds is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. In addition, certain members of the current ownership structure entered into five-year covenants not to compete with the Company.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Acquisitions and Dispositions - continued

The following information summarizes the final determination of the purchase price allocation.

Current assets	$22,500
Property & equipment	2,127,500
Non-compete agreements	250,000
Goodwill	500,000
Net assets acquired	$2,900,000

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

P.  Subsequent Events

On October 4, 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of the Company’s common stock.

On October 11, 2006, the Company sold its properties in Wise County for $165,000, which was the value of the properties included in the Company’s balance sheet at September 30, 2006 after recording an impairment charge of $68,134 on September 2006.

On October 12, 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas. The club is located at 8110 Springdale Street. The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of the Company’s restricted common stock, valued at $8.27 per share in accordance with EITF 99-12. The club has been converted to a Rick’s Austin. As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have the Company buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market. The transaction was the result of arms-length negotiations between the parties.

In October and November 2006, 137,500 stock options were exercised by employees of the Company for total proceeds of $350,531.

In November 2006, a holder of a convertible debenture converted $25,023 of interest owed into 5,269 shares of the Company’s restricted common stock.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

P. Subsequent Events - continued

On November 9, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debenture into shares of the Company’s common stock at a rate of $7.50 per share, which was higher than the closing price of the Company’s stock on November 9, 2006. The debenture provides, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debenture shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

On December 5, 2006, the Company foreclosed on a residential house due to non-payment of a note receivable to an unrelated third party. The approximate balance of the note receivable was $55,000 with property taxes owed of approximately $20,000. The house has an approximate appraised value of $90,000. As the amount due is believed to be collateralized no allowance has been provided nor is deemed necessary as of September 30, 2006.

On December 14, 2006, the Company converted its Rick’s club in Charlotte, North Carolina into Club Onyx - Charlotte.