Form 10QSB
period 2006-12-31
RICKS CABARET INTERNATIONAL INC
filed 2007-02-13
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10959 Cutten Road
Houston, Texas 77066
(Address of principal executive offices, including zip code)

(281) 397-6730
(Registrant's telephone number, including area code)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On February 2, 2007, there were 5,347,405 shares of common stock, $.01 par value, outstanding (this amount excludes treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐     No  ☒

RICK'S CABARET INTERNATIONAL, INC.

i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	12/31/06	9/30/06
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,462,535	$854,932
Accounts receivable
Trade	270,536	192,385
Other, net	185,244	186,554
Marketable securities	6,674	22,245
Inventories	358,759	291,623
Prepaid expenses and other current assets	151,256	140,428
Total current assets	2,435,004	1,688,167

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	18,318,076	17,537,381
Furniture and equipment	4,743,196	4,121,443
	23,061,272	21,658,824

Accumulated depreciation	(4,564,230)	(4,234,981)
Total property and equipment, net	18,497,042	17,423,843

OTHER ASSETS:
Goodwill and indefinite lived intangibles	11,230,791	10,505,452
Definite lived intangibles, net	721,724	525,076
Other	395,055	460,337
Total other assets	12,347,570	11,490,865
Total assets	$33,279,616	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	12/31/06	9/30/06
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable - trade	$662,532	$554,979
Accrued liabilities	1,162,817	1,118,974
Current portion of long-term debt	2,374,818	2,278,315
Total current liabilities	4,200,167	3,952,268

Other long-term liabilities	330,353	299,701
Long-term debt-related parties	2,053,788	1,386,909
Long-term debt less current portion	9,572,199	10,255,509
Total liabilities	16,156,507	15,894,387

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	527,578	-

TEMPORARY EQUITY - Common stock, subject to put rights (285,000 and 160,000 shares, respectively)	1,800,000	800,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 5,958,045 and 5,805,275 shares issued	59,580	58,053
Additional paid-in capital	16,134,367	15,586,233
Accumulated other comprehensive income	(6,674)	8,898
Accumulated deficit	(97,962)	(450,916)
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	14,795,531	13,908,488

Total liabilities and stockholders’ equity	$33,279,616	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED DECEMBER 31,
Revenues:	2006 (UNAUDITED)	2005 (UNAUDITED)
Sales of alcoholic beverages	$2,594,598	$2,169,995
Sales of food and merchandise	664,088	638,724
Service revenues	3,351,798	2,594,801
Internet revenues	187,978	209,157
Other	231,667	167,058
Total revenues	7,030,129	5,779,735

Operating expenses:
Cost of goods sold	891,168	709,237
Salaries and wages	2,071,137	1,669,711
Stock compensation	65,356	---
Other general and administrative:
Taxes and permits	872,946	695,316
Charge card fees	144,002	102,236
Rent	353,232	296,846
Legal and professional	238,858	150,657
Advertising and marketing	358,769	290,668
Insurance	128,453	66,576
Utilities	166,419	129,127
Depreciation and amortization	364,601	232,482
Other	788,298	652,769
Total operating expenses	6,443,239	4,995,625
Income from operations	586,890	784,110

Other income (expense):
Interest income	10,634	6,436
Interest expense	(325,563)	(263,052)
Minority interests	80,993	1,387
Other	---	(3,485)
Net income	$352,954	$525,396

Basic and diluted earnings per share:
Net income, basic	$0.07	$0.12
Net income, diluted	$0.06	$0.11
Weighted average number of common shares outstanding:
Basic	5,141,489	4,321,061
Diluted	5,433,024	4,599,779

Comprehensive income for the three months ended December 31, 2006 and 2005 was $337,382 and $525,396, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$352,954	$525,396
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	364,601	232,481
Bad debts	13,386	---
Beneficial conversion	4,488	---
Amortization of note discount	8,889	8,889
Minority interests	(80,993)	(1,387)
Deferred rents	30,652	---
Common stock issued for interest payment	25,023	---
Stock options issued for employee services	65,356	---
Changes in operating assets and liabilities	(72,536)	(337,831)
Cash provided by operating activities	711,820	427,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9,695	---
Additions to property and equipment	(253,997)	(143,035)
Acquisition of business, net of cash acquired	(500,000)	---
Payments from notes receivable	8,848	19,985
Cash used in investing activities	(735,454)	(123,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	---	21,300
Proceeds from stock options exercised	350,531	---
Proceeds from long-term debt	600,000	---
Payments on long-term debt	(319,294)	(244,707)
Cash provided by (used in) financing activities	631,237	(223,407)

NET INCREASE IN CASH	607,603	81,091
CASH AT BEGINNING OF PERIOD	854,932	480,330
CASH AT END OF PERIOD	$1,462,535	$561,421
CASH PAID DURING PERIOD FOR:
Interest	$284,605	$271,826

Non-cash transactions:

As of October 4, 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock.

On October 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC for $1,533,750, payable with $500,000 cash at closing and 125,000 shares of restricted common stock.

In November 2006, the holder of a convertible debenture converted $25,023 of interest owed into 5,268 shares of restricted common stock.

In December 2006, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party. The balance of the note receivable was $ 55,175.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB, as amended and filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended December 31, 2006, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for periods prior to October 1, 2006, have not been restated. The compensation cost recognized for the three months ended December 31, 2006 was $65,356, as a result of implementing SFAS No. 123R. The following presents net income and per share data if the computed fair values of all the Company’s stock-based compensation were amortized to expense over the vesting period of the awards as specified under SFAS 123R:

FOR THE THREE MONTHS ENDED DECEMBER 31,
2005

Net income, as reported	$525,396
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(135,630)
Pro forma net income	$389,766
Earnings per share:
Basic - as reported	$0.12
Diluted - as reported	$0.11

Basic - pro forma	$0.09
Diluted - pro forma	$0.08

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	COMMON STOCK

In October 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock and an employee of the Company exercised 27,500 stock options for proceeds of $68,656.25. In November 2006, 110,000 stock options were exercised by the Company’s employees for proceeds of $281,875. Also, the Company issued 5,268 shares of common stock for $25,023 interest owed. In December 2006, the Company issued 125,000 shares of common stock pursuant to the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

5.	SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2006	2005
REVENUES
Club operations	$6,842,150	$5,568,716
Internet websites	187,979	211,019
	$7,030,129	$5,779,735

NET INCOME (LOSS)
Club operations	$1,082,776	$1,022,448
Internet websites	25,138	48,849
Corporate expenses	(754,960)	(545,901)
	$352,954	$525,396

6.	LONG-TERM DEBT

On November 9, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debentures into shares of the Company’s common stock at a rate of $7.50 per share, which was higher than the closing price of the Company’s stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

7.	EARNINGS PER SHARE (EPS)

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

Net earnings applicable to common stock and the weighted - average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
Basic earnings per share:	2006 (UNAUDITED)	2005 (UNAUDITED)
Net earnings applicable to common stockholders	$352,954	$525,396
Average number of common shares outstanding	5,141,489	4,321,061
Basic earnings per share	$0.07	$0.12
Diluted earnings per share:
Adj. net earnings for diluted EPS computation	$352,954	$525,396

Average number of common shares outstanding:
Common shares outstanding	5,141,489	4,321,061
Potential dilutive shares resulting from exercise of warrants and options (1)	291,535	278,718
Potential dilutive shares resulting from conversion of debentures (2)	---	---
Total average number of common shares outstanding used for dilution	5,433,024	4,599,779

Diluted earnings per share	$0.06	$0.11

(1)	All outstanding warrants and options were considered for the EPS computation.
(2)
Convertible debentures (principal and accrued interest) outstanding at December 31, 2006 and 2005 totaling $3,102,633 and $660,000, respectively, were convertible into common stock at a price from $3.00 to $7.50 per share in 2006 and resulted in additional common shares (based on average balances outstanding).

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

8.	ACQUISITIONS AND DISPOSITIONS

On October 11, 2006, the Company sold its properties in Wise County for $165,000, which was the value of the properties included in the Company’s balance sheet at September 30, 2006 after recording an impairment charge of $68,134 in September 2006.

On November 10, 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas. The club is located at 8110 Springdale Street. The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of the Company’s restricted common stock, valued at $8.27 per share in accordance with EITF 99-12. The club has been converted to a Rick’s Austin. As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have the Company buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market. The transaction was the result of arms-length negotiations between the parties. As a result, $1,000,000 was added to temporary equity in the accompanying balance sheet.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Property & equipment	633,411
Non-compete agreement	175,000
Goodwill	725,339
Net assets acquired	$1,533,750

The results of operations of this acquired entity, from November 10, 2006 to December 31, 2006, are included in the Company’s results of operations, with minority interest offsetting such results in the accompanying balance sheet.

9.	SUBSEQUENT EVENTS

In January 2007, 16,000 stock options were exercised by employees of the Company for total proceeds of $39,840.

Item 2.	Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects," “believes,” "anticipates," “may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, and the dependence on key personnel. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We presently conduct our business in two different areas of operation:

We own and operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate ten adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin and San Antonio, Texas; Minneapolis, Minnesota; and New York, New York. We also operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, San Antonio, Texas and Charlotte, North Carolina. No sexual contact is permitted at any of our locations.

On November 10, 2006, we purchased a 51% ownership interest of Playmate’s Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas. The club is located at 8110 Springdale Street, Austin, Texas. The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of our restricted common stock. The club has been converted to a “Rick’s Austin”.

2. We have extensive Internet activities.

a)	We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire www.xxxpassword.com site content from wholesalers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

For the three months ended December 31, 2006, we had consolidated total revenues of $7,030,129 compared to consolidated total revenues of $5,779,735 for the three months ended December 31, 2005, an increase of $1,250,394 or 21.63%. The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in San Antonio and Austin, Texas in the amount of $731,978; by the increase in revenues generated by our existing clubs in the amount of $541,456, a 9.72% increase; offset by the decrease in internet operations in the amount of $23,040, a 10.92% decrease, from a year ago. Total revenues for same-location-same-period of club operations increased to $6,110,173 for the three months ended December 31, 2006 from $5,568,717 for same period ended December 31, 2005, a 9.72% increase. The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended December 31, 2006 was 12.68% of total revenues compared to 12.27% for the three months ended December 31, 2005. The increases were due primarily to the addition of Rick’s clubs which have higher cost of goods and by increase in costs of maintaining our internet operations. The cost of goods sold for the club operations for the three months ended December 31, 2006 was 12.89% compared to 12.58% for the three months ended December 31, 2005. The cost of goods sold from our internet operations for the three months ended December 31, 2006 was 4.97% compared to 4.24% for the three months ended December 31, 2005. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2006 was 11.10%, compared to 12.58% for the same period ended December 31, 2005.

Payroll and related costs for the three months ended December 31, 2006 were $2,071,137 compared to $1,669,711 for the three months ended December 31, 2005. The increase was primarily due to addition of the new clubs. Payroll for same-location-same-period of club operations increased to $1,378,423 for the three months ended December 31, 2006 from $1,324,248 for the same period ended December 31, 2005. Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended December 31, 2006 were $3,415,578 compared to $2,616,677 for the three months ended December 31, 2005. The increase was due primarily to increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities from adding new locations in San Antonio and Austin, Texas.

Interest expense for the three months ended December 31, 2006 was $325,563 compared to $263,052 for the three months ended December 31, 2005. The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs. As of December 31, 2006, the balance of long-term debt was $14,000,805 compared to $13,105,906 a year earlier.

Net income for the three months ended December 31, 2006 was $352,954 compared to $525,396 for the three months ended December 31, 2005. The decrease in net income was primarily due to costs in opening new clubs. Net income for same-location-same-period of club operations increased to $1,401,333 for the three months ended December 31, 2006 from $1,022,507 for same period ended December 31, 2005, or by 37.05%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working capital deficit of $1,765,163 compared to a deficit of $2,264,101 at September 30, 2006. The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses, other current assets, and offset by increases in accounts payable, accrued liabilities, current portion of long term debt as a result of increased cash flow from operations, stock option exercises, and long-term debt borrowings. The value of available-for-sale marketable securities decreased by $15,572.

Net cash provided by operating activities in the three months ended December 31, 2006 was $711,820 compared to $427,548 for the three months ended December 31, 2005. The increase in cash provided by operating activities was primarily due to changes operating assets and liabilities.

We used $735,454 of cash in investing activities during the three months ended December 31, 2006 compared to $123,050 during the three months ended December 31, 2005. Cash of $631,237 was provided by financing activities during the three months ended December 31, 2006 compared to $223,407 cash used during the three months ended December 31, 2005.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

On November 9, 2006, we entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debentures into shares of our common stock at a rate of $7.50 per share, which was higher than the closing price of our stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

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

On November 10, 2006, we purchased a 51% ownership interest of a nightclub in Austin, Texas, for $1,533,750. The acquisition was funded by the issuance of 125,000 shares of our restricted common stock and $500,000 in cash. Since the date of acquisition through December 31, 2006, the nightclub had total revenues of approximately $158,000 and net loss of approximately $165,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000. These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000. For the three months ended December 31, 2006, these nightclub operations had total revenues of approximately $678,000 and net loss of approximately $306,000.

During fiscal 2005, we acquired two existing nightclub operations for a total cost of $8,775,000. These acquisitions were funded primarily through indebtedness, $8,862,000, and issuance of our restricted common stock, $675,000. Part of the indebtedness was used for renovation of the nightclubs. During fiscal 2006, $1,925,000 of the indebtedness was converted into 350,000 shares of our restricted common stock. For the three months ended December 31, 2006, these nightclub operations had total revenues of approximately $2,362,000, compared to approximately $1,625,000 for the three months ended December 31, 2005, and net income of approximately $659,000 compared to a net loss of approximately $17,000 for the three months ended December 31, 2005.

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

Subsequent Events

In January 2007, 16,000 stock options were exercised by employees of the Company for total proceeds of $39,840.

Item 3.	Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective.  He has evaluated these controls and procedures as of December 31, 2006.  There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

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

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial. In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented businesses, leaving intact the provision of the 750 foot distance as it existed prior to the Ordinance. The City of Houston appealed the District Court’s rulings with the Fifth Circuit Court of Appeals.

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

Under the holding of the Fifth Circuit Court of Appeals, the City of Houston had the burden of proof to show that, under the distance measurements contained in the 1997 ordinance, there are alternate sites available for relocation. The trial commenced on December 4, 2006 and concluded on December 12, 2006. The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007. The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997. The Trial Court found the 1997 ordinance constitutional and enforceable. Post-trial motions are anticipated and discussions are being held with the City of Houston to withhold any enforcement of the ordinance until the Trial Court rules on the motions. An appeal to the Fifth Circuit Court of Appeals will be brought after the conclusion of the post-trial motions. If the post-trial motions are unsuccessful and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating. In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended December 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In October 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock.

In November 2006, as a part of the acquisition of 51% ownership interest in Playmates Gentlemen’s Club LLC, we issued 125,000 shares of restricted common stock to the seller. These shares were valued at $1,033,750.

Item 6.	Exhibits.

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer of Rick’s Cabaret International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: February 12, 2007	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and Chief Financial Officer