Form 10QSB
period 2007-03-31
RICKS CABARET INTERNATIONAL INC
filed 2007-05-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10959 Cutten Road
Houston, Texas 77066
(Address of principal executive offices, including zip code)

(281) 397-6730
(Registrant's telephone number, including area code)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  ☐No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 7, 2007, there were 6,123,842 shares of common stock, $.01 par value, outstanding (this amount excludes treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐No  ☒

RICK'S CABARET INTERNATIONAL, INC.

i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	September 30, 2006
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$6,510,683	$854,932
Accounts receivable
Trade	393,630	192,385
Other, net	170,114	186,554
Marketable securities	20,021	22,245
Inventories	352,385	291,623
Prepaid expenses and other current assets	463,577	140,428
Total current assets	7,910,410	1,688,167

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	18,354,030	17,537,381
Furniture and equipment	4,885,976	4,121,443
	23,240,006	21,658,824

Accumulated depreciation	(4,912,388)	(4,234,981)

Total property and equipment, net	18,327,618	17,423,843

OTHER ASSETS:
Goodwill and indefinite lived intangibles	11,230,791	10,505,452
Definite lived intangibles, net	683,455	525,076
Other	405,772	460,337
Total other assets	12,320,018	11,490,865
Total assets	$38,558,046	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2007	September 30, 2006
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$906,732	$554,979
Accrued liabilities	1,015,453	1,118,974
Current portion of long-term debt	3,563,998	2,278,315
Total current liabilities	5,486,183	3,952,268

Other long-term liabilities	361,005	299,701
Long-term debt, less current portion	7,332,069	10,255,509
Long-term debt-related parties	2,067,165	1,386,909
Total liabilities	15,246,422	15,894,387

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	436,364	-

TEMPORARY EQUITY – Common stock, subject to put rights (215,000 and 160,000 shares, respectively)	1,450,000	800,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 6,145,480 and 5,805,275 shares issued	61,455	58,053
Additional paid-in capital	16,911,364	15,586,233
Common stock to be issued	5,345,500	-
Accumulated other comprehensive income	6,673	8,898
Retained earnings (accumulated deficit)	394,048	(450,916)
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	21,425,260	13,908,488

Total liabilities and stockholders’ equity	$38,558,046	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,

	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$2,812,406	$2,215,489	$5,407,004	$4,385,484
Sales of food and merchandise	768,628	677,275	1,432,715	1,315,999
Service revenues	3,538,017	2,841,119	6,889,815	5,435,920
Internet revenues	177,502	203,751	365,481	412,909
Other	273,036	181,882	504,332	348,941
Total revenues	7,569,589	6,119,516	14,599,347	11,899,253

Operating expenses:
Cost of goods sold	962,469	745,295	1,853,636	1,454,533
Salaries and wages	2,156,054	1,678,813	4,227,192	3,348,524
Stock compensation	65,356	---	130,712	---
Other general and administrative:
Taxes and permits	981,327	779,450	1,854,272	1,474,765
Charge card fees	137,505	104,074	281,507	206,310
Rent	396,040	296,732	749,272	593,578
Legal and professional	248,418	185,288	487,276	335,946
Advertising and marketing	325,027	315,882	683,797	606,550
Insurance	180,812	101,799	309,265	168,374
Utilities	204,083	150,579	370,501	279,707
Depreciation and amortization	386,427	235,787	751,027	468,269
Other	798,908	562,336	1,587,170	1,215,046
Total operating expenses	6,842,426	5,156,035	13,285,627	10,151,602
Income from operations	727,163	963,481	1,313,720	1,747,651

Other income (expense):
Interest income	2,420	8,950	13,054	15,386
Interest expense	(328,454)	(271,469)	(654,017)	(534,521)
Minority interests	91,215	(2,731)	172,207	(1,344)
Other	---	7,839	---	4,354
Net income	$492,344	$706,070	$844,964	$1,231,526

Basic and diluted earnings per share:
Net income, basic	$0.09	$0.16	$0.16	$0.28
Net income, diluted	$0.09	$0.14	$0.15	$0.26
Weighted average number of common shares outstanding:
Basic	5,365,602	4,408,237	5,253,546	4,364,649
Diluted	5,647,442	5,347,386	5,540,233	4,973,583

Comprehensive income for the three months ended March 31, 2007 and 2006 were $505,691 and $728,315, and for the six months were $842,739 and $1,253,771, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED MARCH 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$844,964	$1,231,526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	751,027	468,269
Bad debts	14,989	---
Issuance of warrants	---	17,777
Beneficial conversion	8,976	---
Amortization of note discount	17,776	---
Minority interests	(172,207)	1,344
Deferred rents	61,304	---
Common stock issued for interest payment	50,047	---
Stock options issued for employee services	130,712	---
Changes in operating assets and liabilities	(404,214)	(697,031)
Cash provided by operating activities	1,303,374	1,021,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9,695	---
Additions to property and equipment	(432,731)	(289,768)
Acquisition of business, net of cash acquired	(500,000)	---
Payments from notes receivable	11,132	21,493
Cash used in investing activities	(911,904)	(268,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to be issued	5,345,500	75,000
Proceeds from stock options exercised	588,471	249,003
Proceeds from long-term debt	600,000	1,035,425
Payments on line-of-credit	---	(94,888)
Payments on long-term debt	(1,269,690)	(1,025,294)
Cash provided by financing activities	5,264,281	239,246

NET INCREASE IN CASH	5,655,751	992,856
CASH AT BEGINNING OF PERIOD	854,932	480,330
CASH AT END OF PERIOD	$6,510,683	$1,473,186
CASH PAID DURING PERIOD FOR:
Interest	$574,853	$552,227

Non-cash transactions:

As of October 4, 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock.

During October 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC for $1,533,750, payable with $500,000 cash at closing and 125,000 shares of restricted common stock.

  In November 2006, the holder of a convertible debenture converted $25,023 of interest owed into 5,268 shares of restricted common stock.  In March 2007, $125,576 of principal and interest was converted into 26,437 shares of restricted common stock.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions (continued):

In December 2006, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party.  The balance of the note receivable was $ 55,175.

See accompanying notes to consolidated financial statements

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of March 31, 2007:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,000,000	505,000	440,000	8,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options, or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of March 31, 2007, 8,000 shares of common stock were available for future grants under the Plan.

Accounting Treatment

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, “Share-Based Payments,” using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and six months ended March 31, 2006, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

accordance with the new provisions of SFAS No. 123R).  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the three and six months ended March 31, 2007 were $65,356 and $130,712, respectively, as a result of implementing SFAS No. 123R.  There were 222,500 stock option exercises for the six months ended March 31, 2007, resulting in no tax benefit due to the Company's full valuation allowance for deferred tax assets.  The following table presents net income and per share data if the computed fair values of all the Company’s stock-based compensation were amortized to expense over the vesting period of the awards as specified under SFAS 123R:

	FOR THE THREE MONTHS	FOR THE SIX MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,
	2006	2006

Net income, as reported	$706,070	$1,231,526
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(135,630)	(271,260)
Pro forma net income	$570,440	$960,266
Earnings per share:
Basic – as reported	$0.16	$0.28
Diluted – as reported	$0.14	$0.26

Basic – pro forma	$0.13	$0.22
Diluted – pro forma	$0.11	$0.19

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants made during the first and second quarters of 2007 and 2006.  The Company estimated the average holding period of vested options to be three years from the vesting period.  There were no stock option grants for the three and six month periods ended March 31, 2007 and 2006.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2007:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of October 1, 2006	727,500	$2.70
Granted at market price	-
Granted above market price	-
Cancelled or expired	-
Exercised	222,500	2.58
Outstanding as of March 31, 2007	505,000	$2.75	2.73	$3,661,650
Options exercisable as of March 31, 2007	440,000	$2.38	2.37	$3,351,650

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
REVENUES
Club operations	$7,392,087	$5,915,765	$14,233,866	$11,486,344
Internet websites	177,502	203,751	365,481	412,909
	$7,569,589	$6,119,516	$14,599,347	$11,899,253

NET INCOME (LOSS)
Club operations	$1,316,857	$1,317,697	$2,399,298	$2,340,205
Internet websites	5,962	30,447	31,100	79,296
Corporate expenses	(830,475)	(642,074)	(1,585,434)	(1,187,975)
	$492,344	$706,070	$844,964	$1,231,526

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

5.	LONG-TERM DEBT

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

6.	TEMPORARY EQUITY

Through March 31, 2007, 70,000 shares of the Company’s common stock valued at $350,000 was reclassified from temporary equity to permanent equity, as the holder of the put option sold such shares on the open market.

7.	COMMON STOCK

In October 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock and an employee of the Company exercised 27,500 stock options for proceeds of $68,656.  In November 2006, 110,000 stock options were exercised by the Company’s employees for proceeds of $281,875.  Also, the Company issued 5,268 shares of restricted common stock for $25,023 interest owed.  In December 2006, the Company issued 125,000 shares of restricted common stock pursuant to the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.   In January 2007, 16,000 stock options were exercised by employees of the Company for proceeds of $39,840.  In February 2007, 25,000 stock options were exercised by the Company’s employees and directors for proceeds of $65,850.  In March 2007, 50,000 stock options were exercised by the Company’s employees for proceeds of $132,250.  Also, the Company issued 26,437 shares of common stock for $125,576 principal and interest owed to a convertible debenture holder.

8.	COMMON STOCK TO BE ISSUED

The Company raised new capital by way of private placement of common stock.  The stock purchases were contracted during February and March 2007 for 675,000 shares of the Company’s common stock and resulted in net cash receipts received by the Company of $5,345,500 (after deducting commissions due amounting to $339,500).  Of this amount, $1,400,000 was received during February 2007, $3,922,000 during March 2007, and the balance remaining in April 2007.   675,000 shares of restricted common stock were issued in April 2007.  The Company has accounted for the common stock to be issued as a separate line within Permanent Stockholders’ Equity in the balance sheet.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

9.	EARNINGS PER SHARE (EPS)

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”).  Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
Basic earnings per share:
Net earnings applicable to common stockholders	$492,344	$706,070	$844,964	$1,231,526
Average number of common shares outstanding	5,365,602	4,408,237	5,253,546	4,364,649
Basic earnings per share	$0.09	$0.16	$0.16	$0.28
Diluted earnings per share:
Net earnings applicable to common stockholders	$492,344	$706,070	$844,964	$1,231,526
Adj. to net earnings from assumed conversion of debentures (1)	---	57,231	---	57,231
Adj. net earnings for diluted EPS computation	$492,344	$763,301	$844,964	$1,288,757
Average number of common shares outstanding:
Common shares outstanding	5,365,602	4,408,237	5,253,546	4,364,649
Potential dilutive shares resulting from exercise of warrants and options (2)	281,840	461,006	286,687	369,862
Potential dilutive shares resulting from conversion of debentures (3)	---	478,143	---	239,072
Total average number of common shares outstanding used for dilution	5,647,442	5,347,386	5,540,233	4,973,583

Diluted earnings per share	$0.09	$0.14	$0.15	$0.26

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3)  Convertible debentures (principal and accrued interest) outstanding at March 31, 2007 and 2006 totaling $3,000,404 and $1,675,547, respectively, were convertible into common stock at a price from $3.00 to $7.50 per share in 2006 and resulted in additional common shares (based on average balances outstanding).  Potential dilutive shares of 634,093, and 618,038 for the three and six months ended March 31, 2007, respectively, have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

10.	ACQUISITIONS AND DISPOSITIONS

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

Property and equipment	$633,411
Non-compete agreement	175,000
Goodwill	725,339
Net assets acquired	$1,533,750

The results of operations of this acquired entity, from November 10, 2006 to March 31, 2007, are included in the Company’s results of operations, with minority interest offsetting such results in the accompanying balance sheet.

11.	LITIGATION

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  Our nightclub in our south Houston location has a valid temporary permit/license.  The permits for our north Houston location and our Bering Drive location have expired.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

11.	LITIGATION - continued

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals has been timely filed.  Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  The new lawsuits seeking review of the determination made by the amortization hearing officials in 1998 stops any enforcement action by the City of Houston for at least 60 days and it is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance. Approximately 24.5% of our club operation’s revenues for the six months ended March 31, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

12.	SUBSEQUENT EVENTS

On April 23, 2007, the Company completed a transaction with BLP Holdings, LLC, a Texas limited liability company and Brian Paul for the purchase of 100% of the outstanding common stock of W.K.C., Inc. (the “Business”), which owns and operates an adult entertainment cabaret known as New Orleans Nights (“New Orleans Nights”) located in Fort Worth, Texas.  Pursuant to the Stock Purchase Agreement, the Company acquired the Business for a total cash purchase price of $4,900,000.  As part of the transaction, Brian Paul entered a five-year covenant not to compete with the Company or the Business. In addition, RCI Holdings,

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

12.	SUBSEQUENT EVENTS - continued

Inc., the Company’s wholly owned subsidiary (“RCI”), entered into an Assignment of that certain Real Estate Sales Contract between Thomas Felsenthal and Conrad Schuberth (the “Sellers”) and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the “Real Property”) where New Orleans Nights is located for a total purchase price of $2,500,000 which consisted of $100,000 in cash and $2,400,000 payable in a six year Promissory Note to the Sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the “Promissory Note”).  The Promissory Note is secured by a Deed of Trust and Security Agreement.  Further, RCI entered into an Assignment and Assumption of Lease Agreement with Sellers to assume the lease agreement for the Real Property. The Company incurred approximately $100,000 in transaction costs.   The Company intends to change the name of the Business to Rick’s Cabaret.  The terms and conditions of the transaction were the result of extensive arm’s length negotiations between the parties.  The purchase was financed by the issuance of 675,000 shares of the Company’s common stock for $5,345,500 in April 2007.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$36,000
Property and equipment	3,012,000
Non-compete agreement	100,000
SOB licenses	4,352,000
Net assets acquired	$7,500,000

On May 4, 2007, the Company issued 26,437 shares of common stock to a convertible debenture holder in lieu of a quarterly principal and interest payment of $125,576.

On May 10, 2007, the Company entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  The Company agreed to grant Licensee a license for use and exploitation of the Company’s logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay the Company a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax.

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

GENERAL

We presently conduct our business in two different areas of operation:

1.
We own and operate upscale adult nightclubs serving primarily businessmen and professionals.  Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate ten adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, San Antonio, and Fort Worth, Texas; Minneapolis, Minnesota; and New York, New York.  We also operate four upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, San Antonio, Texas and Charlotte, North Carolina.  No sexual contact is permitted at any of our locations.

On November 10, 2006, we purchased a 51% ownership interest of Playmate’s Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas.  The club is located at 8110 Springdale Street, Austin, Texas.  The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of our restricted common stock.  The club has been converted to a “Rick’s Austin”.

Subsequent to the end of the quarter, on April 23, 2007, we completed a transaction with BLP Holdings, LLC, a Texas limited liability company and Brian Paul for the purchase of 100% of the outstanding common stock of W.K.C., Inc., which owns and operate an adult entertainment cabaret known as New Orleans Nights (“New Orleans Nights”) located in Fort Worth, Texas.  The purchase price of $4,900,000 was paid in cash.  We intend to change the name of the business to Rick’s Cabaret.

2.	We have the following Internet activities:

a)	We currently own two adult Internet membership Web sites at www.couplestouch.com and www.xxxpassword.com. We acquire www.xxxpassword.com site content from wholesalers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

For the three months ended March 31, 2007, we had consolidated total revenues of $7,569,589 compared to consolidated total revenues of $6,119,516 for the three months ended March 31, 2006, an increase of $1,450,073 or 23.70%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in San Antonio and Austin, Texas in the amount of $942,711; by the increase in revenues generated by our other locations in the amount of $533,611, a 9.02% increase; offset by the decrease in internet operations in the amount of $26,249 a 12.88% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $6,335,820 for the three months ended March 31, 2007 from $5,740,560 for same period ended March 31, 2006, a 10.37% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended March 31, 2007 was 12.71% of total revenues compared to 12.18% for the three months ended March 31, 2006.  The increases were due primarily to the addition of Rick’s clubs which have higher cost of goods and by increases in costs of maintaining our internet operations.  The cost of goods sold for the club operations for the three months ended March 31, 2007 was 12.79% compared to 12.45% for the three months ended March 31, 2006.  The cost of goods sold from our internet operations for the three months ended March 31, 2007 was 9.54% compared to 4.40% for the three months ended March 31, 2006.  The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2007 was 11.25%, compared to 12.66% for the same period ended March 31, 2006.

Payroll and related costs for the three months ended March 31, 2007 were $2,156,054 compared to $1,678,813 for the three months ended March 31, 2006.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations increased to $1,394,599 for the three months ended March 31, 2007 from $1,235,185 for the same period ended March 31, 2006.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended March 31, 2007 were $3,658,547 compared to $2,731,928 for the three months ended March 31, 2006.  The increase was significantly the result of the addition of new locations in San Antonio and Austin, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the three months ended March 31, 2007 was $328,454 compared to $271,469 for the three months ended March 31, 2006.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of March 31, 2007, the balance of long-term debt was $12,963,232 compared to $12,599,743 a year earlier.

Net income for the three months ended March 31, 2007 was $492,344 compared to $706,070 for the three months ended March 31, 2006.  The decrease in net income was primarily due to costs associated with opening new clubs.  Net income for same-location-same-period of club operations increased to $1,599,288 for the three months ended March 31, 2007 from $1,307,495 for same period ended March 31, 2006, or by 22.32%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

For the six months ended March 31, 2007, we had consolidated total revenues of $14,599,347 compared to consolidated total revenues of $11,899,253 for the six months ended March 31, 2006, an increase of $2,700,094 or 22.69%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in San Antonio and Austin, Texas in the amount of $1,674,689; by the increase in revenues generated by our other locations in the amount of $1,072,833, a 9.34% increase; offset by the decrease in internet operations in the amount of $47,428, a 11.49% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $12,323,532 for the six months ended March 31, 2007 from $11,155,453 for same period ended March 31, 2006, a 10.47% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the six months ended March 31, 2007 was 12.70% of total revenues compared to 12.22% for the six months ended March 31, 2006.  The increases were due primarily to the addition of Rick’s clubs, which have higher cost of goods, and by increases in costs of maintaining our internet operations.  The cost of goods sold for the club operations for the six months ended March 31, 2007 was 12.84% compared to 12.51% for the six months ended March 31, 2006.  The cost of goods sold from our internet operations for the six months ended March 31, 2007 was 7.19% compared to 4.32% for the six months ended March 31, 2006.  The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2007 was 11.23%, compared to 12.74% for the same period ended March 31, 2006.

Payroll and related costs for the six months ended March 31, 2007 were $4,227,192 compared to $3,348,524 for the six months ended March 31, 2006.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations increased to $2,714,811 for the six months ended March 31, 2007 from $2,508,687 for the same period ended March 31, 2006.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2007 were $7,074,087 compared to $5,348,545 for the six months ended March 31, 2006.  The increase was significantly the result of the addition of new locations in San Antonio and Austin, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the six months ended March 31, 2007 was $654,017 compared to $534,521 for the six months ended March 31, 2006.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of March 31, 2007, the balance of long-term debt was $12,963,232 compared to $12,599,743 a year earlier.

Net income for the six months ended March 31, 2007 was $844,964 compared to $1,231,526 for the six months ended March 31, 2006.  The decrease in net income was primarily due to costs associated with opening new clubs.  Net income for same-location-same-period of club operations increased to $3,068,883 for the six months ended March 31, 2007 from $2,328,147 for same period ended March 31, 2006, or by 31.82%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had working capital of $2,424,227 compared to a deficit of $2,264,101 at September 30, 2006.  The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses and other current assets, offset by increases in accounts payable and current portion of long term debt as a result of increased cash flow from operations, stock option exercises, long-term debt borrowings and common stock issuances.  The value of available-for-sale marketable securities decreased by $2,225.

Net cash provided by operating activities in the six months ended March 31, 2007 was $1,303,374 compared to $1,021,885 for the six months ended March 31, 2006.  The increase in cash provided by operating activities was primarily due to income from operations excluding depreciation.

We used $911,904 of cash in investing activities during the six months ended March 31, 2007 compared to $268,275 during the six months ended March 31, 2006.  Cash of $5,264,281 was provided by financing activities during the six months ended March 31, 2007 compared to $239,246 cash provided during the six months ended March 31, 2006. The increase in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring W.K.C., Inc.

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

Subsequent to the end of the quarter, in April 2007, the Company issued 675,000 shares of the Company’s common stock for $5,345,000.   The capital received from this financing, which was received prior to March 31, 2007, was used for the acquisition of W.K.C., Inc., which owned and operated a club in Fort Worth, Texas.

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

During this fiscal year, we purchased a nightclub operation for $1,533,750.  The acquisition was funded by the issuance of 125,000 shares of our restricted common stock and $500,000 in cash.  Since the date of acquisition through March 31, 2007, the nightclub had total revenues of approximately $498,000 and a net loss of approximately $351,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000.  These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000.  For the six months ended March 31, 2007, these nightclub operations had total revenues of approximately $1,395,000 and a net loss of approximately $493,000.

During fiscal 2005, we acquired two existing nightclub operations for a total cost of $8,775,000.  These acquisitions were funded primarily through indebtedness, $8,862,000, and issuance of our restricted common stock, $675,000.  Part of the indebtedness was used for renovation of the nightclubs.   During fiscal 2006, $1,925,000 of the indebtedness was converted into 350,000 shares of our restricted common stock.   For the six months ended March 31, 2007, these nightclub operations had total revenues of approximately $4,997,000, compared to approximately $3,383,000 for the six months ended March 31, 2006, and net income of approximately $1,395,000 for the six months ended March 31, 2007 compared to a net income of approximately $61,879 for the six months ended March 31, 2006.

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

Subsequent Events

On April 23, 2007, we completed a transaction with BLP Holdings, LLC, a Texas limited liability company and Brian Paul for the purchase of 100% of the outstanding common stock of W.K.C., Inc. (the “Business”), which owns and operates an adult entertainment cabaret known as New Orleans Nights (“New Orleans Nights”) located in Fort Worth, Texas.  Pursuant to the Stock Purchase Agreement, we acquired the Business for a total cash purchase price of $4,900,000.  As part of the transaction, Brian Paul entered a five-year covenant not to compete with us or the Business.

In addition, RCI Holdings, Inc., our wholly owned subsidiary (“RCI”), entered into an Assignment of that certain Real Estate Sales Contract between Thomas Felsenthal and Conrad Schuberth (the “Sellers”) and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the “Real Property”) where New Orleans Nights is located for a total purchase price of $2,500,000 which consisted of $100,000 in cash and $2,400,000 payable in a six year Promissory Note to the Sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the “Promissory Note”).  The Promissory Note is secured by a Deed of Trust and Security Agreement.  Further, RCI entered into an Assignment and Assumption of Lease Agreement with Sellers to assume the lease agreement for the Real Property. We incurred approximately $100,000 in transaction costs. We intend to change the name of the Business to Rick’s Cabaret.  The terms and conditions of the transaction were the result of extensive arm’s length negotiations between the parties.  The purchase was financed by the issuance of 675,000 shares of our restricted common stock for $5,345,500 in April 2007.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$36,000
Property and equipment	3,012,000
Non-compete agreement	100,000
SOB licenses	4,352,000
Net assets acquired	$7,500,000

On May 4, 2007, we issued 26,437 shares of common stock to a convertible debenture holder in lieu of a principal and interest payment of $125,576.

On May 10, 2007, we entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  We agreed to grant Licensee a license for use and exploitation of the our logos, trademarks and service marks for the operation of adult entertainment facilities in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay us a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax.

Item 3.	Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective.  He has evaluated these controls and procedures as of March 31, 2007.  There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  Our nightclub in our south Houston location has a valid temporary permit/license.  The permits for our north Houston location and our Bering Drive location have expired.

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals has been timely filed.  Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  The new lawsuits seeking review of the determination made by the amortization hearing officials in 1998 stops any enforcement action by the City of Houston for at least 60 days and it is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately, 24.5% of our club operation’s revenues for the six months ended March 31, 2007 were in Houston Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended March 31, 2007, in addition to the transaction previously disclosed on Form 8-K we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In March 2007, we issued 5,268 shares of common stock for $25,024 interest owed to a convertible debenture holder.

Item 6.	Exhibits.

Exhibit 31.1– Certification of Chief Executive Officer and Chief Financial Officer of Rick’s Cabaret International, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 14, 2007	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer, Chief Financial Officer and Principal Financial Officer