Form 10QSB
period 2007-06-30
RICKS CABARET INTERNATIONAL INC
filed 2007-08-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 3, 2007, there were 6,155,279 shares of common stock, $.01 par value, outstanding (this amount excludes treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐ No  ☒

RICK'S CABARET INTERNATIONAL, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$2,178,790	$854,932
Accounts receivable
Trade	492,693	192,385
Other, net	234,709	186,554
Marketable securities	20,021	22,245
Inventories	368,068	291,623
Prepaid expenses and other current assets	464,999	140,428
Total current assets	3,759,280	1,688,167

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	21,015,872	17,537,381
Furniture and equipment	5,519,467	4,121,443
	26,535,339	21,658,824

Accumulated depreciation	(5,281,293)	(4,234,981)
Total property and equipment, net	21,254,046	17,423,843

OTHER ASSETS:
Goodwill and indefinite lived intangibles	15,632,303	10,505,452
Definite lived intangibles, net	741,853	525,076
Other	344,109	460,337
Total other assets	16,718,265	11,490,865
Total assets	$41,731,591	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$704,737	$554,979
Accrued liabilities	1,258,522	1,118,974
Current portion of long-term debt	4,588,598	2,278,315
Total current liabilities	6,551,857	3,952,268

Other long-term liabilities	477,266	299,701
Long-term debt, less current portion	8,225,863	10,255,509
Long-term debt-related parties	2,080,541	1,386,909
Total liabilities	17,335,527	15,894,387

COMMITMENTS AND CONTINGENCIES	--	--

MINORITY INTERESTS	315,367	--

TEMPORARY EQUITY – Common stock, subject to put rights (215,000 and 160,000 shares, respectively)	1,450,000	800,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par, 15,000,000 shares authorized; 6,846,917 and 5,805,275 shares issued	68,469	58,053
Additional paid-in capital	22,423,560	15,586,233
Accumulated other comprehensive income	6,673	8,898
Retained earnings (accumulated deficit)	1,425,775	(450,916)
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	22,630,697	13,908,488

Total liabilities and stockholders’ equity	$41,731,591	$30,602,875

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$3,254,244	$2,214,651	$8,661,248	$6,600,135
Sales of food and merchandise	869,853	679,049	2,302,568	1,995,048
Service revenues	3,864,108	2,931,801	10,753,923	8,367,721
Internet revenues	191,553	196,948	557,033	609,857
Other	266,593	228,732	770,925	577,673
Total revenues	8,446,351	6,251,181	23,045,697	18,150,434

Operating expenses:
Cost of goods sold	1,077,984	715,949	2,931,620	2,170,481
Salaries and wages	2,238,630	1,776,181	6,465,822	5,124,704
Stock compensation	48,134	--	178,846	--
Other general and administrative:
Taxes and permits	1,088,917	763,337	2,943,189	2,238,103
Charge card fees	157,932	140,115	439,440	346,425
Rent	388,702	261,863	1,137,974	855,440
Legal and professional	279,339	256,938	766,615	592,885
Advertising and marketing	297,494	285,171	981,290	891,721
Insurance	192,225	104,726	501,490	273,100
Utilities	189,562	157,574	560,063	437,281
Depreciation and amortization	410,507	258,409	1,161,535	726,679
Other	765,146	635,868	2,352,315	1,850,914
Total operating expenses	7,134,572	5,356,131	20,420,199	15,507,733
Income from operations	1,311,779	895,050	2,625,498	2,642,701

Other income (expense):
Interest income	28,940	5,316	41,994	20,702
Interest expense	(345,130)	(267,059)	(999,146)	(801,581)
Minority interests	120,997	2,550	293,204	1,206
Other	--	--	--	4,354
Income before income taxes	1,116,586	635,857	1,961,550	1,867,382
Deferred income taxes	84,859	--	84,859	--
Net income	$1,031,727	$635,857	$1,876,691	$1,867,382
Basic and diluted earnings per share:
Net income, basic	$0.17	$0.13	$0.34	$0.41
Net income, diluted	$0.16	$0.12	$0.32	$0.38
Weighted average number of common shares outstanding:
Basic	6,112,678	4,835,502	5,539,923	4,521,600
Diluted	6,789,647	5,752,084	6,044,398	5,211,700

Comprehensive income for the three months ended June 30, 2007 and 2006 were $1,031,727 and $613,612, and for the nine months were $1,874,466 and $1,867,382, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS
	ENDED JUNE 30,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,876,691	$1,867,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,161,535	726,679
Deferred taxes	84,859	--
Bad debts	14,989	--
Issuance of warrants	26,664	26,664
Beneficial conversion	13,464	--
Minority interests	(293,204)	(1,206)
Deferred rents	92,706	--
Common stock issued for interest payment	72,556	22,938
Stock options issued for employee services	178,846	--
Changes in operating assets and liabilities	(576,869)	(895,350)
Cash provided by operating activities	2,652,237	1,747,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9,695	--
Additions to property and equipment	(706,920)	(1,129,314)
Acquisition of businesses, net of cash acquired	(5,530,375)	(840,000)
Issuance of notes receivable	--	(230,000)
Payments from notes receivable	13,479	215,262
Cash used in investing activities	(6,214,121)	(1,984,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,345,500	75,000
Proceeds from stock options exercised	588,471	312,984
Proceeds from long-term debt	600,000	1,860,425
Payments on line-of-credit	--	(94,888)
Payments on long-term debt	(1,648,229)	(1,242,781)
Cash provided by financing activities	4,885,742	910,740

NET INCREASE IN CASH	1,323,858	673,795
CASH AT BEGINNING OF PERIOD	854,932	480,330
CASH AT END OF PERIOD	$2,178,790	$1,154,125
CASH PAID DURING PERIOD FOR:
Interest	$874,501	$781,205

Non-cash transactions:

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

In April 2007, the Company acquired the property relating to its new club in Fort Worth, Texas for $2.5 million, comprised of $100,000 in cash and a note payable of $2.4 million.

In June 2007, the Company foreclosed on certain accounts and a note receivable in the aggregate amount of approximately $249,000.  The net result of the transaction was that the Company wrote off the note and accounts and the related deferred gain and recorded $53,000 in furniture and equipment in the foreclosure.

During the nine month period ended June 30, 2007, the holder of a convertible debenture converted $276,175 of principal and interest into 58,142 shares of restricted common stock.

See accompanying notes to consolidated financial statements

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of June 30, 2007:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,000,000	505,000	480,000	8,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options, or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of June 30, 2007, 8,000 shares of common stock were available for future grants under the Plan.

Accounting Treatment

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, “Share-Based Payments,” using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and nine months ended June 30, 2007, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the three and nine months ended June 30, 2007 were $48,134 and $178,846, respectively, as a result of implementing SFAS No. 123R.  There were 222,500 stock option exercises for the nine months ended June 30, 2007.  The following table presents net income and per share data if the computed fair values of all the Company’s stock-based compensation were amortized to expense over the vesting period of the awards as specified under SFAS 123R:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

2.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

	FOR THE THREE MONTHS	FOR THE NINE MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,
	2006	2006

Net income, as reported	$635,857	$1,867,382
Less total stock-based employee compensation expense determined under the fair value based method for all awards	$(152,852)	(424,112)
Pro forma net income	$483,005	$1,443,270
Earnings per share:
Basic – as reported	$0.13	$0.41
Diluted – as reported	$0.12	$0.38

Basic – pro forma	$0.10	$0.32
Diluted – pro forma	$0.08	$0.28

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants made during the three and nine months of 2006.  The Company estimated the average holding period of vested options to be three years from the vesting period.  There were no stock option grants for the three and nine month periods ended June 30, 2007.

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2007:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

2.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

	Shares	Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise Price	Remaining	Value
			Contractual
			Term
Outstanding as of October 1, 2006	727,500	$2.70
Granted at market price	-
Granted above market price	-
Cancelled or expired	-
Exercised	222,500	2.58
Outstanding as of June 30, 2007	505,000	$2.75	2.46	$3,308,150
Options exercisable as of June 30, 2007	480,000	$2.75	2.27	$3,145,650

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES
Club operations	$8,254,798	$6,054,175	$22,488,663	$17,538,473
Internet websites	191,553	197,006	557,034	611,961
	$8,446,351	$6,251,181	$23,045,697	$18,150,434

NET INCOME (LOSS)
Club operations	$1,969,896	$1,303,160	$4,369,195	$3,643,364
Internet websites	22,601	25,641	53,701	104,937
Corporate expenses	(960,770)	(692,944)	(2,546,205)	(1,880,919)
	$1,031,727	$635,857	$1,876,691	$1,867,382

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

5.	LONG-TERM DEBT

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

Through June 30, 2007, 70,000 shares of the Company’s common stock valued at $350,000 were reclassified from temporary equity to permanent equity, as the holder of the put option sold such shares on the open market.

7.	COMMON STOCK

In October 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock and an employee of the Company exercised 27,500 stock options for proceeds of $68,656.  In November 2006, 110,000 stock options were exercised by the Company’s employees for proceeds of $281,875.  Also, the Company issued 5,268 shares of restricted common stock for $25,023 interest owed.  In December 2006, the Company issued 125,000 shares of restricted common stock pursuant to the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.   In January 2007, 16,000 stock options were exercised by employees of the Company for proceeds of $39,840.  In February 2007, 25,000 stock options were exercised by the Company’s employees and directors for proceeds of $65,850.  In March 2007, 50,000 stock options were exercised by the Company’s employees for proceeds of $132,250.  Also, the Company issued 26,437 shares of common stock for $125,576 principal and interest owed to a convertible debenture holder.  In April 2007, the Company issued 675,000 shares of the Company’s common stock for $5,345,000.   The capital received from this financing, which was received prior to March 31, 2007, was used for the acquisition of W.K.C., Inc., which owned and operated a club in Fort Worth, Texas.  In May 2007, the Company issued 26,437 shares of common stock for $125,576 principal and interest owed to a convertible debenture holder.

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
JUNE 30, 2007

8.  EARNINGS PER SHARE (EPS) - continued

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Basic earnings per share:
Net earnings applicable to common stockholders	$1,031,727	$635,857	$1,876,691	$1,867,382
Average number of common shares outstanding	6,112,678	4,835,502	5,539,923	4,521,600
Basic earnings per share	$0.17	$0.13	$0.34	$0.41
Diluted earnings per share:
Net earnings applicable to common stockholders	$1,031,727	$635,857	$1,876,691	$1,867,382
Adj. to net earnings from assumed conversion of debentures (1)	43,148	44,824	59,400	99,021
Adj. net earnings for diluted EPS computation	$1,074,875	$680,681	$1,936,091	$1,966,403
Average number of common shares outstanding:
Common shares outstanding	6,112,678	4,835,502	5,539,923	4,521,600
Potential dilutive shares resulting from exercise of warrants and options (2)	280,049	485,856	284,475	373,228
Potential dilutive shares resulting from conversion of debentures (3)	396,920	430,726	220,000	316,872
Total average number of common shares outstanding used for dilution	6,789,647	5,752,084	6,044,398	5,211,700

Diluted earnings per share	$0.16	$0.12	$0.32	$0.38

(1)	Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)	All outstanding warrants and options were considered for the EPS computation.
(3)	Convertible debentures (principal and accrued interest) outstanding at June 30, 2007 and 2006 totaling $2,895,621 and $1,660,950, respectively, were convertible into common stock at a price from $3.00 to $7.50 per share in 2006 and resulted in additional common shares (based on average balances outstanding). Potential dilutive shares of 205,954, and 393,061 for the three and nine months ended June 30, 2007, respectively, have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

9.	ACQUISITIONS AND DISPOSITIONS

On April 5, 2006, the Company’s wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Rick’s Sports Cabaret (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, the Company paid a total sales price of $1,300,000 which consisted of $500,000 in cash and 160,000 shares of the Company’s restricted common stock.  As part of the transaction, the Company agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing.  The registration statement became effective on June 23, 2006.   Additionally, nine months after the filing of the registration statement, the Seller has the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller has the option to sell such shares in the open market.  The Company reflects its maximum possible cash obligation related to securities as temporary equity to the extent conditions could exist whereby the holder of these securities could demand cash.  The transaction was the result of arms-length negotiations between the parties. As a result, $800,000 was added to temporary equity in the accompanying balance sheet, and $450,000 remains as temporary equity as of June 30, 2007.

On May 9, 2006, the Company purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd.  The purchase price of $840,000 was paid in cash.  The club, located in a Houston suburb, has been converted to an XTC Cabaret.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a valuation.  The following information summarizes the final determination of the purchase price allocation:

Current assets	$7,720
Property and equipment	390,000
Discounted lease	103,548
Non-compete agreement	90,000
License	248,732
Net assets acquired	$840,000

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
JUNE 30, 2007

9.	ACQUISITIONS AND DISPOSITIONS - continued

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

The results of operations of this acquired entity, from November 10, 2006 to June 30, 2007, are included in the Company’s results of operations, with minority interest offsetting such results in the accompanying balance sheet.

On April 23, 2007, the Company completed a transaction with BLP Holdings, LLC, a Texas limited liability company and Brian Paul for the purchase of 100% of the outstanding common stock of W.K.C., Inc. (the “Business”), which owns and operates an adult entertainment cabaret known as New Orleans Nights (“New Orleans Nights”) located in Fort Worth, Texas.  Pursuant to the Stock Purchase Agreement, the Company acquired the Business for a total cash purchase price of $4,900,000.  As part of the transaction, Brian Paul entered a five-year covenant not to compete with the Company or the Business. In addition, RCI Holdings, Inc., the Company’s wholly owned subsidiary (“RCI”), entered into an Assignment of that certain Real Estate Sales Contract between Thomas Felsenthal and Conrad Schuberth (the “Sellers”) and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the “Real Property”) where New Orleans Nights is located for a total purchase price of $2,500,000 which consisted of $100,000 in cash and $2,400,000 payable in a six year Promissory Note to the Sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the “Promissory Note”).  The Promissory Note is secured by a Deed of Trust and Security Agreement.  Further, RCI entered into an Assignment and Assumption of Lease Agreement with Sellers to assume the lease agreement for the Real Property. The Company incurred approximately $100,000 in transaction costs.   The Company intends to change the name of the Business to Rick’s Cabaret.  The terms and conditions of the transaction were the result of extensive arm’s length negotiations between the parties.  The purchase was financed by the issuance of 675,000 shares of the Company’s common stock for $5,345,500 in April 2007.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$30,489
Property and equipment	2,968,126
Non-compete agreement	100,000
SOB licenses	4,401,512
Net assets acquired	$7,500,127

The results of operations of this acquired entity are included in the Company’s results of operations since April 24, 2007.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

9.	ACQUISITIONS AND DISPOSITIONS - continued

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

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006

Revenues	$8,770,081	$7,371,421	$25,764,478	$21,577,105
Net income	$1,049,917	$814,144	$2,240,028	$2,496,253

Net income per share – basic	$0.15	$0.15	$0.36	$0.48
Net income per share - diluted	$0.15	$0.13	$0.34	$0.40

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

10.	INCOME TAXES

During the nine months ended June 30, 2007, the Company depleted its deferred tax valuation allowance. The Company recorded $84,859 of deferred tax expense in the three months ended June 30, 2007, as reflected in the accompanying statements of operations.

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  Our nightclub in our south Houston location had a valid temporary permit/license.  The permits for our north Houston location and our Bering Drive location have expired.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

11.	LITIGATION - continued

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  It is unknown when a ruling on the motion will be issued by the Court.

Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  The new lawsuits seeking review of the determination made by the amortization hearing officials in 1998 stops any enforcement action by the City of Houston for at least 60 days and it is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 24.2% of our club operation’s revenues for the nine months ended June 30, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

12.	SUBSEQUENT EVENTS

On July 31, 2007, during the Company’s annual shareholders’ meeting, the Company’s shareholders approved the second amendment to the 1999 Stock Option Plan (‘the Plan”), which authorized the Company to increase the number of shares in the Plan by 500,000 shares. The Company’s shareholders also approved the election of Board of Directors and ratified Whitley Penn LLP as the Company’s auditors.

On August 7, 2007, the Company issued 26,437 shares of common stock to a convertible debenture holder in lieu of a quarterly principal and interest payment of $125,576.

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

GENERAL

We presently conduct our business in two different areas of operation:

We own and operate upscale adult nightclubs serving primarily businessmen and professionals.  Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate nine adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, and San Antonio, Texas; Minneapolis, Minnesota; and New York, New York.  We also operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, Texas and Charlotte, North Carolina.  Subsequent to the end of the quarter, in August, 2007, we converted our Club Onyx location in San Antonio, Texas to "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle. Currently, our club in Fort Worth, Texas, is still operating as New Orleans Nights. No sexual contact is permitted at any of our locations.

On November 10, 2006, we purchased a 51% ownership interest of Playmate’s Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas.  The club is located at 8110 Springdale Street, Austin, Texas.  The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of our restricted common stock.  The club has been converted to a “Rick’s Austin”.

On April 23, 2007, we completed a transaction with BLP Holdings, LLC, a Texas limited liability company and Brian Paul for the purchase of 100% of the outstanding common stock of W.K.C., Inc., which owns and operates an adult entertainment cabaret known as New Orleans Nights (“New Orleans Nights”) located in Fort Worth, Texas.  The purchase price of $4,900,000 was paid in cash.  We intend to change the name of the business to Rick’s Cabaret.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

For the three months ended June 30, 2007, we had consolidated total revenues of $8,446,351 compared to consolidated total revenues of $6,251,181 for the three months ended June 30, 2006, an increase of $2,195,170 or 35.12%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in San Antonio, Austin, and Fort Worth, Texas in the amount of $1,601,224 and by the increase in revenues generated by our other locations in the amount of $599,399, a 9.90% increase; offset by the decrease in internet operations in the amount of $5,453 a 2.77% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $6,530,044 for the three months ended June 30, 2007 from $5,930,870 for same period ended June 30, 2006, a 10.10% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended June 30, 2007 was 12.76% of total revenues compared to 11.45% for the three months ended June 30, 2006.  The increases were due primarily to the addition of Rick’s clubs which have higher cost of goods and by increases in costs of maintaining our internet operations.  The cost of goods sold for the club operations for the three months ended June 30, 2007 was 12.91% compared to 11.73% for the three months ended June 30, 2006.  The cost of goods sold from our internet operations for the three months ended June 30, 2007 was 6.35% compared to 2.82% for the three months ended June 30, 2006.  The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2007 was 10.87%, compared to 11.85% for the same period ended June 30, 2006.

Payroll and related costs for the three months ended June 30, 2007 were $2,238,630 compared to $1,776,181 for the three months ended June 30, 2006.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations increased to $ 1,387,164 for the three months ended June 30, 2007 from $1,329,774 for the same period ended June 30, 2006.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2007 were $3,817,958 compared to $2,864,001 for the three months ended June 30, 2006.  The increase was significantly the result of the addition of new locations in San Antonio, Austin, and Fort Worth, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the three months ended June 30, 2007 was $345,130 compared to $267,059 for the three months ended June 30, 2006.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of June 30, 2007, the balance of long-term debt was $14,895,002 compared to $12,316,144 a year earlier.

Net income for the three months ended June 30, 2007 was $1,031,727 compared to $635,857 for the three months ended June 30, 2006.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new club in Fort Worth, Texas.    Income before income taxes for same-location-same-period of club operations increased to $1,901,468 for the three months ended June 30, 2007 from $1,338,462 for same period ended June 30, 2006, or by 42.06%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

For the nine months ended June 30, 2007, we had consolidated total revenues of $23,045,697 compared to consolidated total revenues of $18,150,434 for the nine months ended June 30, 2006, an increase of $4,895,263 or 26.97%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in San Antonio, Austin, and Fort Worth, Texas in the amount of $3,275,542 and by the increase in revenues generated by our other locations in the amount of $1,674,649, a 9.55% increase; offset by the decrease in internet operations in the amount of $54,928, a 8.98% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $18,872,416 for the nine months ended June 30, 2007 from $17,084,177 for same period ended June 30, 2006, a 10.47% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the nine months ended June 30, 2007 was 12.72% of total revenues compared to 11.96% for the nine months ended June 30, 2006.  The increases were due primarily to the addition of Rick’s clubs, which have higher cost of goods, and by increases in costs of maintaining our internet operations.  The cost of goods sold for the club operations for the nine months ended June 30, 2007 was 12.87% compared to 12.24% for the nine months ended June 30, 2006.  The cost of goods sold from our internet operations for the nine months ended June 30, 2007 was 6.90% compared to 3.84% for the nine months ended June 30, 2006.  The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2007 was 11.09%, compared to 12.43% for the same period ended June 30, 2006.

Payroll and related costs for the nine months ended June 30, 2007 were $6,465,822 compared to $5,124,704 for the nine months ended June 30, 2006.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations increased to $4,101,975 for the nine months ended June 30, 2007 from $3,838,461 for the same period ended June 30, 2006.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2007 were $11,022,757 compared to $8,212,548 for the nine months ended June 30, 2006.  The increase was significantly the result of the addition of new locations in San Antonio, Austin and Fort Worth, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the nine months ended June 30, 2007 was $999,146 compared to $801,581 for the nine months ended June 30, 2006.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.

Net income for the nine months ended June 30, 2007 was $1,876,691 compared to $1,867,382 for the nine months ended June 30, 2006. The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new club in Fort Worth, Texas. Income before income taxes for same-location-same-period of club operations increased to $4,970,351 for the nine months ended June 30, 2007 from $3,666,608 for same period ended June 30, 2006, or by 35.56%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had a working capital deficit of $2,792,577 compared to a deficit of $2,264,101 at September 30, 2006.  The decrease in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses and other current assets, offset by increases in accounts payable and current portion of long term debt as a result of increased cash flow from operations, stock option exercises, long-term debt borrowings, and common stock issuances.  The value of available-for-sale marketable securities decreased by $2,225 for the nine month period ended June 30, 2007.

Net cash provided by operating activities in the nine months ended June 30, 2007 was $2,652,237 compared to $1,747,107 for the nine months ended June 30, 2006.  The increase in cash provided by operating activities was primarily due to income from operations excluding depreciation.

We used $6,214,121 of cash in investing activities during the nine months ended June 30, 2007 compared to $1,984,052 during the nine months ended June 30, 2006.  The increase was principally due to the acquisition of WKC, Inc. in April 2007.  Cash of $4,885,742 was provided by financing activities during the nine months ended June 30, 2007 compared to $910,740 cash provided during the nine months ended June 30, 2006.  The increase in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring W.K.C., Inc.

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

In April 2007, we issued 675,000 shares of our common stock for $5,345,000.   The capital received from this financing, which was received prior to March 31, 2007, was used for the acquisition of W.K.C., Inc., which owns and operates a club in Fort Worth, Texas.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin and Fort Worth, Texas, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina .

During this fiscal year, we purchased two night club operations for $9,033,877.  The acquisitions were funded by the issuance of 125,000 shares of our restricted common stock, $5,500,000 in cash and $2,400,000 in debt.  Since the date of acquisition through June 30, 2007, the nightclubs had total revenues of approximately $1,651,000 and a net income before income tax of approximately $10,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000.  These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000.  For the nine months ended June 30, 2007, these nightclub operations had total revenues of approximately $1,967,000 and a net loss of approximately $637,000.

During fiscal 2005, we acquired two existing nightclub operations for a total cost of $8,775,000.  These acquisitions were funded primarily through indebtedness, $8,862,000, and issuance of our restricted common stock, $675,000.  Part of the indebtedness was used for renovation of the nightclubs.   During fiscal 2006, $1,925,000 of the indebtedness was converted into 350,000 shares of our restricted common stock.   In October 2006, $75,000 of the indebtedness was converted into 10,000 shares of our restricted common stock.  For the nine months ended June 30, 2007, these nightclub operations had total revenues of approximately $7,870,000, compared to approximately $5,425,000 for the nine months ended June 30, 2006, and net income before income tax of approximately $2,422,000 for the nine months ended June 30, 2007 compared to a net income before income tax of approximately $363,000 for the nine months ended June 30, 2006.

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

Subsequent Events

On July 31, 2007, during our annual shareholders’ meeting, our shareholders approved the second amendment to the 1999 Stock Option Plan (‘the Plan”), which authorized us to increase the number of shares in the Plan by 500,000 shares. Our shareholders also approved the election of Board of Directors and ratified Whitley Penn LLP as our auditors.

On August 7, 2007, we issued 26,437 shares of common stock to a convertible debenture holder in lieu of a quarterly principal and interest payment of $125,576.

Item 3.	Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and President, and Phillip K. Marshall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of June 30, 2007.  There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  Our nightclub in our south Houston location had a valid temporary permit/license.  The permits for our north Houston location and our Bering Drive location have expired.

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  It is unknown when a ruling on the motion will be issued by the Court.

Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  The new lawsuits seeking review of the determination made by the amortization hearing officials in 1998 stops any enforcement action by the City of Houston for at least 60 days and it is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 24.2% of our club operation’s revenues for the nine months ended June 30, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended June 30, 2007, in addition to the transaction previously disclosed on Form 8-K we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In May 2007, we issued 26,437 shares of common stock for $125,576 of principal and interest owed to a convertible debenture holder.

Item 6.	Exhibits.

Exhibit 31.1– Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2– Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 -- Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: August 14, 2007	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 14, 2007	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Financial Officer