Form 10KSB
period 2007-09-30
RICKS CABARET INTERNATIONAL INC
filed 2007-12-20
CIK 935419

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007
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

Title Of Each Class
Common Stock, $.01 Par Value

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for the year ended September 30, 2007 were $32,013,940.

The aggregate market value of Common Stock held by non-affiliates of the registrant at December 7, 2007, based upon the last reported sales prices on the NASDAQ Global Market of $23.32 was $104,132,218.

As of December 7, 2007, there were approximately 7,521,850 shares of Common Stock outstanding (excluding treasury shares).

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Our name is Rick's Cabaret International, Inc. We currently own and/or operate a total of fifteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Five of our clubs operate under the name "Rick's Cabaret"; one operates under the name of “New Orleans Nights”, which will be converted to “Rick’s” once the ongoing renovation is completed; three operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; four of the clubs operate under the name "XTC" and one club that operates as “Encounters”, and one club that operates as “ Tootsie’s”. Our nightclubs are in Houston, Austin, San Antonio, and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; and Miami Gardens, Florida. We also own and operate premiere adult entertainment Internet websites.

Our online entertainment sites are, CouplesTouch.com, NaughtyBids.com and xxxpassword.com. CouplesTouch.com is a personals site for those in the swinging lifestyle. Naughtybids.com is our online adult auction site. It contains consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. There are typically approximately 10,000 active auctions at this site at any given time. We charge the seller a fee for each successful auction. The site xxxPassword.com features adult content licensed through Voice Media, Inc.  All of our sites use proprietary software platforms written by us to deliver the best experience to the user without being constrained by off-the-shelf software solutions.

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

Female Entertainers. Our policy is to maintain high standards for both personal appearance and personality for the entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to talk with customers. We prefer that the performers we hire be experienced entertainers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

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

Controls. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. We have designed and implemented internal procedures and controls to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and operating results.

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

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio, and Austin, Texas, Minneapolis, Minnesota, and New York, New York.  We operate a similar type club under the name of “New Orleans Nights” in Fort Worth, Texas. We are currently renovating the second floor of the building and plan to change the name to Rick’s once it is completed.  We also operate a similar nightclub under the name “Tootsie’s” in Miami Gardens, Florida.  We also operate two nightclubs in Houston and one in Charlotte, North Carolina, as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own four nightclubs in San Antonio, Austin, and Houston, Texas that operate under the name XTC. We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT NIGHTCLUB TRANSACTIONS

1.
On May 9, 2006, we purchased Joint Ventures, Inc., an operator of an adult nightclub in South Houston, Texas, formerly known as Dreamers Cabaret & Sports Bar located at 802 Houston Blvd.  The purchase price of $840,000 was paid in cash.  The club, located in a Houston suburb, has been converted to an XTC Cabaret.

2.
On July 7, 2006, we entered into a stock purchase agreement to acquire Texas S&I, Inc., a Texas corporation, for $125,000, consisting of $55,000 paid in cash at closing and $70,000 in a five year note payable bearing interest at a rate of 4% per annum. The note was paid off in full.   Texas S&I, Inc. owned and operated Club Exotica in San Antonio.  We have converted this club into “Club Encounters”.

3.
On August 24, 2006, our subsidiary, RCI Debit Services, Inc., acquired 99% of the ownership interest in an adult entertainment cabaret known as “Centerfolds” located at 5418 Brewster Street, San Antonio, Texas.   Additionally, under the terms of the transaction, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which Centerfolds is located.  The total purchase price for the business and real property was $2,900,000.  Under terms of the agreement, we paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance.  In addition, certain members of the current ownership structure entered a five-year covenant not to compete with us.  We have converted this club into “Rick’s Cabaret San Antonio”.

4.
On November 10, 2006, we purchased a 51% ownership interest of Playmate’s Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas. The club is located at 8110 Springdale Street, Austin, Texas. The purchase price of $1,500,000 was paid $500,000 cash at closing and 125,000 shares of our restricted common stock. The club has been converted to a “Rick’s Cabaret Austin”. As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have us buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market. The transaction was the result of arms-length negotiations between the parties.

5.
On April 23, 2007, we completed a transaction for the purchase of 100% of the outstanding common stock of W.K.C., Inc., a Texas corporation (the "Business"), which owned and operated an adult entertainment cabaret known as New Orleans Nights ("New Orleans Nights") located in Fort Worth, Texas.  Pursuant to the Stock Purchase Agreement, we acquired the Business for a total cash purchase price of $4,900,000.   In addition, RCI Holdings, Inc., our wholly owned subsidiary ("RCI"), entered into an Assignment of that certain Real Estate Sales Contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note").  The Promissory Note is secured by a Deed of Trust and Security Agreement.  Further, RCI entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the Real Property.  We are currently renovating the second floor of the building and plan to change the name to Rick’s once it is completed.

6.
On May 10, 2007, we entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  Under the terms of the Licensing Agreement, we agreed to grant Licensee a license for use and exploitation of our logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay us a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax. No club has opened as of this time, but plans are for the location to open for business by the end of the second quarter of 2008.

7.
Subsequent to the end of the fiscal year, on November 30, 2007, we entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Gardens Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, we acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,000,000 payable $15,000,000 in cash and payable $10,000,000 pursuant to two Secured Promissory Notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"). The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. We cannot pre-pay the Notes during the first twelve (12) months; thereafter, we may prepay the Notes, in whole or in part, provided that (i) any prepayment by us from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.

Additionally, as part of the Transaction, we entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying Lease Agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

In 1999, we began adult Internet website operations.  Our xxxPassword.com website features adult content licensed through Voice Media, Inc. We added CouplesTouch.com in 2002 as a dating site catering to those in the swinging lifestyle. We recently purchased CouplesClick.net, a competing site of our CouplesTouch.com site, in order to broaden our membership throughout the United States. As part of this transaction, we organized RCI Dating Services, Inc., which operates as an addition to our internet operations, to acquire CouplesClick.net from ClickMatch, LLC. We transferred our ownership in CouplesTouch.com to RCI Dating and, as a result of the transaction, we obtained an 85% interest in RCI Dating, with the remaining 15% owned by ClickMatch.

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

BUSINESS ACTIVITIES--INTERNET ADULT AUCTION WEB SITES

Our adult auction site features erotica and other adult materials that are purchased in a bid-ask method. We charge the seller a fee for each successful auction. Where previously we operated six individual auctions sites, now we have combined these into one main site, NaughtyBids.com, to maximize our brand name recognition of this site. The site contains new and used adult oriented consumer initiated auctions for items such as adult videos, apparel, photo sets and adult paraphernalia. NaughtyBids.com has approximately 10,000 items for sale at any given time. NaughtyBids.com offers third party webmasters an opportunity to create residual income from web surfers through the NaughtyBids Affiliate Program, which pays third party webmasters a percentage of every closing auction sale in which the buyer originally came from the affiliate webmaster's site. There are numerous auction sites on the Internet that offer adult products and erotica.

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

TRANSACTION WITH TAURUS ENTERTAINMENT

On June 12, 2003, we entered into an Asset Purchase Agreement with Taurus Entertainment Companies, Inc. (“Taurus”), whereby we acquired all the assets and liabilities of Taurus in exchange for 3,752,008 shares of Taurus out of the 4,002,008 that we owned plus $20,000 in cash. We also executed an Indemnification and Transaction Fee Agreement with Taurus for which we received $270,000 in cash, with $140,000 payable at closing, $60,000 due on July 15, 2003 and $70,000 due on August 15, 2003. We have received the $60,000 payment and have restructured the remaining balance originally due August 15, 2003, with a note receivable bearing 12% annual interest over a five year term. The note was collateralized by 3,000,000 shares of Taurus, now known as Bluestar Health, Inc. (“Bluestar”). We foreclosed on the collateralized shares in August 2006.  As such, we presently own the shares and have the ability to sell them in the open market. As of September 30, 2007, the value of the shares totals approximately $450,000. As the amount due has been fully collateralized since the note receivable agreement was entered and we believe such collateral will fully satisfy such amount due, no allowance has been provided nor is deemed necessary as of September 30, 2007 and 2006. We intend to achieve collectibility either through repurchase of the shares by Bluestar Health, Inc. or by selling the shares in the open market or in a private transaction.

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of Rick's Cabaret or XTC. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 50 adult nightclubs located in the Houston area, all of which are in direct competition with our Houston cabarets. In Minneapolis, Rick's Cabaret is favorably located downtown and is a short walk from the Metrodome Stadium and the Target Center. There are two adult nightclubs in Minneapolis in direct competition with us. In Charlotte, there are two main competitors. We are centrally located with easy access to our location from the airport and the sports stadium. There are approximately 16 adult clubs in Manhattan of which seven compete with Rick’s. Only one of those competitors is located in Midtown. Rick’s location is one block from the Empire State Building and one block from Madison Square Garden. Amtrak and local commuter trains have station stops within one block of Rick’s location at Penn Station and we are located just nine blocks from Times Square. There are seven adult clubs in Austin and nine in San Antonio that are in direct competition with our clubs. Our Rick’s Austin is located at Springdale in between Highway 290 and the new Highway 130 (Austin By-pass). We anticipate a significant increase in traffic when the construction on Highway 130 is completed. Our Rick’s San Antonio is located at I-35 in the northern part of the city.  In Fort Worth, Texas, there are approximately four competitors.  In the Miami, Florida market, there are approximately 15 competitors.

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

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in Houston, and in many other cities, the location of a topless cabaret is subject to restriction by city ordinance. Topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses. (See “Legal Proceedings" herein.)

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2007, we had approximately 696 employees, of which 116 are in management positions, including corporate and administrative and Internet operations and approximately 580 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2007, we had independent contractor relationships with approximately 1,100 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees.  We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

As of September 30, 2007, we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. At this time, we do not have any plan to use these shares to acquire any assets.

On September 16, 2003, our Board of Directors authorized us to repurchase up to $500,000 worth of our common stock. No shares have been purchased under this program.

ITEM 2.	PROPERTIES

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, which consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2007, the balance of the mortgage was $377,627. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own three locations of Rick's Cabaret (in Houston, San Antonio and Minneapolis), two Club Onyx locations in Houston, one “New Orleans Night” in Fort Worth, Texas, and two locations of XTC (in Austin and in San Antonio). In Houston, we own the property where a club known as “Iniquity” is located (previously “Club Encounters”), which is currently under lease to Iniquity LLC. We lease property for our XTC South (Houston), XTC North (Houston), Club Encounters (San Antonio), Rick’s Cabaret-New York, Club Onyx Charlotte, Rick’s Cabaret-Austin and Tootsie’s (Miami Gardens, Florida) locations.

CLUB PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with an initial balance of $1,270,000 and an interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2007, the balance of the mortgage was $1,208,957. During fiscal year 2007, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2007, the balance of the mortgage was $990,126. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance, as of September 30, 2007, that we owe on the mortgage is $1,839,771 and the interest rate is 9%. We pay $22,732 in monthly principal and interest payments. The last mortgage payment is due in 2009 with a balloon payment of $1,794,432.

4.
The XTC nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the mortgage that we owe as of September 30, 2007 is $217,891 with an interest rate of 11% and monthly principal and interest payments of $3,445. In November 2004, we obtained an additional mortgage. The principal balance of the new mortgage was $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000. In August 2005, we combined the additional funds into the $900,000 mortgage. The money received from this new note was used to finance the acquisition and renovation of the New York club. The monthly principal and interest payment is $15,034. As of September 30, 2007, the balance of the mortgage was $950,817. The last payments for both mortgages are due in 2015.

5.
We own XTC nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2007, the balance of this mortgage was $560,628. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
The San Antonio property where a club known as “Encounters” is located has 8,000 square feet of space. In December 2004, we paid off the mortgage we previously had. In November 2004, together with property in Austin, this property was used as additional collateral to secure the $900,000 mortgage above. Beginning September 1, 2007, we began receiving a monthly lease payment in the amount of $5,500 for this space.

7.
Our subsidiary, Citation Land LLC, owns a 350-acre ranch in Brazoria County, Texas. During fiscal year 2006, we paid $2,573 in monthly principal and interest payments. A balloon payment of $287,920 was paid in March 2006.

8.
Our subsidiary, Citation Land LLC, owned approximately 50 acres of raw land in Wise County, Texas. The balance as of September 30, 2006 that we owed on the Wise County raw land mortgage was $139,157 with an interest rate of 12%. We paid $1,537 in monthly principal and interest payments. On October 11, 2006, we sold these properties for $165,000, which was the amount we had recorded for such properties at September 30, 2006, after recording a $68,134 impairment charge at September 30, 2006. The proceeds were used to pay off the mortgage.

9.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we currently operate Club Onyx South (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.

10.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s-San Antonio is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance.

11.
On April 23, 2007, in addition to the acquisition of 100% of the outstanding common stock of W.K.C., Inc., which owned and operated a cabaret known as ‘New Orleans Night’, RCI Holdings, Inc., our wholly owned subsidiary, entered into an Assignment of that certain Real Estate Sales Contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter.  The promissory note is secured by a Deed of Trust and Security Agreement.  Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the Real Property.  We are currently renovating the second floor of the building and plan to change the name to Rick’s once it is completed.

CLUB PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term is for five years, beginning March 2004, with an additional five-year lease option thereafter. The monthly rent was $8,000 until August 31, 2006, at which time the monthly base rent increased to $9,000.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease, which will terminate in April 2023. The monthly rent was $41,469 until May 2007, at which time the monthly base rent increased to $42,713. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

3.
We lease the property in Charlotte, North Carolina, where our Club Onyx Charlotte is located.  We executed an amended lease in February 2007, which will terminate in February 2017.  The monthly rent is $17,500 until February 2010, at which time the monthly base rent will increase to $18,500 until February 2013, at which time the rent will escalate to $20,000 until February 2017.

4.
We lease the property in South Houston, Texas, where our XTC South is located. The lease term is for seventy-nine months, beginning May 1, 2006. The monthly rent is $3,000 for the first forty-three months and $3,500 thereafter.

5.	We lease the property in San Antonio, Texas, where our Club Encounters club is located. The lease term is for five years, beginning July 1, 2006, with monthly rent of $5,000.

6.
We lease the property in Austin, Texas, where our Rick’s Cabaret Austin is located. The lease term is for 10 years, beginning November 10, 2006, with monthly payments of $29,000. We also have the option to renew for another ten years.

7.
We lease the property in Miami Gardens, Florida, where Tootsie’s is located with monthly rent of $70,938.  Under theAssignment of Lease, the original lease term continues through June 30, 2014, with two option periods which give us theright to lease the property through June 30, 2034.

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007.  Pleadings have been filed seeking a stay against enforcement of the provisions of the ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling.  Neither relief nor any indication of the Supreme Court’s position on the appeal has been received to date.

Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  We are presently in discussions with the City of Houston to attempt to resolve this matter.   It is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 23.7% of our club operation’s revenues for the twelve months ended September 30, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

OTHER LEGAL MATTERS

On October 6, 2006, a lawsuit was filed in the 224th Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-15656 and styled Edward Jimenez, et al v. Rick’s Cabaret International, Inc., et al. This is a wrongful death and personal injury cause of action against two individuals, based upon negligence theories, and against us, based upon an alleged “joint enterprise” theory and alleged “dram shop” violations, arising out of a two-vehicle collision on August 1, 2006. The collision occurred prior to our acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates our Rick’s San Antonio. Plaintiffs include the parents - one of whom was driving - of the two juvenile decedents, one of the decedent’s minor siblings and another minor child, both of whom were also passengers in the car that was struck by the allegedly intoxicated defendant  driver. Plaintiffs are seeking unspecified damages for past and future physical pain and suffering, mental anguish, physical impairment, loss of companionship and consortium, funeral and medical expenses, property damages, and exemplary damages.  Management has denied any liability for this accident and is vigorously defending the lawsuit, which is presently in the discovery process with a motion for summary judgment (based upon there being no evidence to support any claim or contention against us) to be filed at the conclusion of the current phase of discovery.

On June 2, 2006, a lawsuit was filed in the 131st Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-08592 and styled Richard P. Branson v. Spiros Partner, Ltd. d/b/a The Penthouse Club. This incident underlying this action occurred prior to our acquiring Spiros Partners Ltd.  Spiros Partners Ltd. owns and operates our Rick’s San Antonio. This was a fraud, assault, abuse of process, invasion of privacy and slander action based upon the plaintiff’s allegation that the Club intentionally took advantage of and assaulted him while he was there on July 3, 2004, then subsequently was responsible for his malicious prosecution by the Bexar County District Attorney. Plaintiff sought unspecified damages for past and future physical pain and suffering, mental anguish, physical disability, financial injury and exemplary damages.  Management does not believe it is liable for any of the damages. There was no insurance coverage for the acts complained of by the plaintiff. Management denied any liability for these allegations and vigorously defended the lawsuit. On December 13, 2006, our motion for summary judgment (based upon the plaintiff having no evidence to support any of his contentions) was granted in full. The plaintiff has appealed this judgment and we have responded. The case is pending before the 4th Court of Appeals in San Antonio, Texas.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on July 31, 2007.  Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom, Travis Reese and Luke Lirot were nominated and elected as Directors with the following vote results at the shareholder meeting:

	For	Withheld

Eric S. Langan	4,776,632	589,158
Robert L. Watters	4,651,546	714,244
Steven L. Jenkins	5,343,360	22,430
Alan Bergstrom	5,339,840	25,950
Travis Reese	4,775,517	590,273
Luke Lirot	5,337,590	28,200

At the Annual Meeting, the Shareholders ratified Whitley Penn LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2007, with the following vote results:

5,325,363	Votes FOR Ratification
23,160	Votes AGAINST Ratification
17,466	Votes ABSTAINING

At the Annual Meeting, the Shareholders approved a Second Amendment to the Company’s 1999 Stock Option Plan with the following vote results:

2,955,217	Votes FOR Ratification
646,656	Votes AGAINST Ratification
9,521	Votes ABSTAINING

While no other matters were presented at the Annual Meeting, the following votes were submitted by Shareholders with respect to any other business coming before the Annual Meeting of Shareholders:

4,381,773	Votes FOR Ratification
775,921	Votes AGAINST Ratification
208,293	ABSTAINING

The meeting was adjourned when all matters of business had been discussed.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal 2007

First Quarter	$8.88	$5.27
Second Quarter	$11.04	$6.21
Third Quarter	$9.75	$8.26
Fourth Quarter	$12.49	$7.89

Fiscal 2006

First Quarter	$3.86	$2.93
Second Quarter	$6.20	$3.76
Third Quarter	$7.40	$5.30
Fourth Quarter	$7.97	$6.08

On December 7, 2007, the last sales price for the common stock as reported on the NASDAQ Global Market was $23.32. On December 7, 2007, there were approximately 3,512 stockholders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for futureissuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	545,000	$3.61	438,000

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1,000,000.  In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1,500,000.  As of September 30, 2007, 545,000 stock options were outstanding under the 1999 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In August 2007, a holder of a convertible debenture converted $125,576 of principal and interest owed into 26,437 shares of our restricted common stock.

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

As discussed in the section entitled “Legal Proceedings” herein, we are subject to litigation regarding our Sexually Oriented Business licenses in Houston, Texas. The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September, 2007.  Pleadings have been filed seeking a stay against enforcement of the provisions of the ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling.  Neither relief nor any indication of the Supreme Court’s position on the appeal has been received to date.  The effect of any potential adverse ruling on our operations in Houston is unknown. An adverse ruling would affect all sexually oriented businesses in Houston. In that event, we would change our method of operations to require our entertainers to wear latex and bikini bottoms. While management believes this potential change will not have a meaningful effect on our operations, as the effect would be to all similarly situated businesses, the effect is unknown. Approximately 23.7% of our club operation’s revenues for the twelve months ended September 30, 2007 were in Houston, Texas.  It is possible an adverse ruling may allow for additional competition in the Houston market.

In Texas, beginning January 1, 2008, our clubs will be subject to a new state law requiring a $5 surcharge for every club visitor.  A lawsuit has been filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  The tax could discourage certain potential customers from visiting our clubs.  Management is unaware of what impact, if any, the tax, if implemented, will have on our Texas operations.

We May Need Additional Financing or Our Business Expansion Plans May Be Significantly Limited

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders, and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing will have material adverse consequences on our business operations

There is Substantial Competition in the Nightclub Entertainment Industry, Which May Affect Our Ability to Operate Profitably or Acquire Additional Clubs

Our nightclubs face competition. Some of these competitors may have greater financial and management resources than we do. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to remain profitable in this competitive industry.

Risk of Adult Nightclubs Operations

Historically, the adult entertainment, restaurant and bar industry has been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, entertainment industry revenue increase, and when economic conditions are unfavorable, entertainment industry revenues decline. Coupled with this economic sensitivity are the trendy personal preferences of the customers who frequent adult cabarets. We continuously monitor trends in our customers' tastes and entertainment preferences so that, if necessary, we can make appropriate changes which will allow us to remain one of the premiere adult cabarets. However, any significant decline in general corporate conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we have historically catered to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code of 1954, as amended, could adversely affect sales to customers dependent upon corporate expense accounts.

Permits Relating to the Sale of Alcohol

We derive a significant portion of our revenues from the sale of alcoholic beverages. States in which we operate may have laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of any such permits would have a material adverse effect on the revenues, financial condition and results of operations of the Company.  In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol.

We Must Continue to Meet NASDAQ Global  Market Continued Listing Requirements or We Risk Delisting

Our securities are currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever de-listed from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There is no assurance that we will be able to maintain compliance with the NASDAQ continued listing requirements.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 7, 2007, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 17.33% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of  voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

GENERAL INFORMATION

We operate in two businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate nine adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, San Antonio, Texas, Minneapolis, Minnesota, and New York, New York, and a “New Orleans Night” in Fort Worth, Texas. We also own and operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, Texas, and Charlotte, North Carolina.   We recently acquired “Tootsie’s” in Miami Gardens, Florida.  Additionally, we also own and operate a club known as “Encounters” in San Antonio, Texas.  No sexual contact is permitted at any of our locations.

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

Beginning in fiscal 2002 and continuing through fiscal 2007, we greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

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

Accounts and Notes Receivable

Trade accounts receivable is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company’s accounts receivable, other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. The $70,000 due from Taurus Entertainment as of September 30, 2007 and 2006 was collateralized by 3,000,000 shares of Taurus Entertainment (now known as "Bluestar Health, Inc."). The Company foreclosed on the collateralized shares in August 2006. As such, the Company presently owns the shares and has the ability to sell them in the open market. As of September 30, 2007, the value of the shares totals approximately $450,000. As the amount due has been fully collateralized since the note receivable agreement was entered and the Company believes such collateral will fully satisfy such amount due, no allowance has been provided nor is deemed necessary as of September 30, 2007 and 2006. The Company intends to achieve collectibility either through repurchase of the shares by Bluestar Health, Inc. or by selling the shares in the open market or in a private transaction. In December 2006, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party.  The balance of the note receivable was $ 55,175.  In June 2007, the Company foreclosed on the account and note receivable in the aggregate amount of approximately $240,000.  The net result of the transaction was that the Company wrote off the note and accounts and the related deferred gain and recorded $53,000 in furniture and equipment in the foreclosure.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.

Marketable Securities

Marketable securities at September 30, 2007 and 2006 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2007 and 2006, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There has been a realized gain of $11,123 and $0 related to marketable securities for the years ended September 30, 2007 and 2006, respectively. Marketable securities held at September 30, 2007 and 2006 have a cost basis of approximately $13,000.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2007, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no goodwill impairment at September 30, 2007 and that the goodwill related to the acquisition of Bobby’s Novelty, Inc. was impaired at September 30, 2006 and charged $79,841 against operating expenses. All of the Company’s goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Stock Options

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective application method.  Under this transition method, compensation cost recognized for the year ended September 30, 2007, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R.  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the year ended September 30, 2007 was $196,871, as a result of implementing SFAS No. 123R.  There were 252,500 stock option exercises for the year ended September 30, 2007.

The following presents pro forma net income and per share data for the year ended September 30, 2006 as if a fair value accounting method had been used to account for stock-based compensation:

Net income, as reported	$1,752,714
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(611,408)
Pro forma net income	$1,141,306

Earnings per share:
Basic - as reported	$0.38
Diluted - as reported	$0.35

Basic - pro forma	$0.25
Diluted - pro forma	$0.23

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of October 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company believes that the adoption of FIN 48 will not have an effect on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

For the fiscal year ended September 30, 2007, we had consolidated total revenues of $32,013,940, compared to consolidated total revenues of $24,487,215 for the year ended September 30, 2006.  This was an increase of $7,526,725 or 30.74%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from our existing clubs, especially from our New York location. Revenues from nightclub operations for same-location same-period increased by 11.80% and for Internet businesses decreased by 9.08%.

Our income before minority interest for the year ended September 30, 2007 was $2,863,501 compared to $1,721,377 for the year ended September 30, 2006. The increase in income from operations was primarily due to the increase in revenues from our existing clubs and from our New York and Fort Worth locations. Our income from nightclub operations (excluding corporate overhead) was $6,643,197 for the year ended September 30, 2007 compared with $5,321,937 for the year ended September 30, 2006. Our income from operations for our Internet businesses (excluding corporate overhead) was $111,919 for the year ended September 30, 2007 compared with $130,512 for the year ended September 30, 2006.  Our income from operations for our nightclub operations for the same-location-same-period increased by 55.38%. Our income for our Internet operations for the same-web-site-same-period decreased by 53.80%.

Our cost of goods sold for the year ended September 30, 2007 was 12.61% of total revenues compared to 11.91% of related revenues for the year ended September 30, 2006. The increase was due primarily to the acquisitions of Rick’s clubs which have higher cost of goods sold and internet operations. Our cost of goods sold for the nightclub operations for the year ended September 30, 2007 was 12.75% of our total revenues from club operations compared to 12.17% for the year ended September 30, 2006. Cost of goods sold for same-location-same-period decreased to 10.78% for the year ended September 30, 2007 compared to 12.24% for the year ended September 30, 2006.  We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2007 was 6.63% compared to 4.10% of related revenues for the year ended September 30, 2006.

Our payroll and related costs for the year ended September 30, 2007 were $8,936,730 compared to $7,081,660 for the year ended September 30, 2006. The increase was primarily due to the increase in payroll in our opening new clubs. Our payroll for our nightclub operations for same-location-same-period increased by 2.17%. The increase was primarily due to increases in payroll in our clubs due to increases in revenues. Our payroll for Internet operations increased by 6.89%. We believe that our labor and management staff levels are at appropriate levels.

Our other general and administrative expenses for the year ended September 30, 2007 were $14,938,002 compared to $11,498,862 for the year ended September 30, 2006. The increase was primarily due to the increase in taxes & permits, rent, legal & professional, utilities, insurance, and advertising & marketing expenses from opening new locations, from our existing clubs, and from our New York location as it had its second full year of operations. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations increased by 2.68%. The increase was primarily due to the increase in taxes & permits, rent, legal & professional, utilities, insurance, and advertising & marketing expenses. Other selling, general and administrative expenses for Internet operations decreased by 13.48%.

Our interest expense for the year ended September 30, 2007 was $1,335,713 compared to $1,057,020 for the year ended September 30, 2006. The increase was primarily due to the increase in debt in relation to the purchase of new clubs. We have increased our long term debt to $14,387,337 as of September 30, 2007 compared to debt of $13,920,733 as of September 30, 2006.

Our net income was $3,054,899 for the fiscal year ended September 30, 2007 compared to $1,752,714.  The increase in our net income was primarily a result of the factors discussed in the paragraphs above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a deficit in working capital of $1,030,472 compared to $2,264,101 as of September 30, 2006. Because of the large volume of cash we handle, stringent cash controls have been implemented. The decrease was primarily due to increases in cash and cash equivalents and accounts receivable, offset by increases in accrued expenses and current portion of long-term debt. At September 30, 2007, our cash and cash equivalents were $2,998,758 compared to $854,932 at September 30, 2006.

Our depreciation for the year ended September 30, 2007 was $1,438,158 compared to $1,001,513 for the year ended September 30, 2006. Our amortization for the year ended September 30, 2007 was $158,492 compared to $47,734 for the period ended September 30, 2006.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2007	2006
Net cash provided by operating activities	$4,383,121	$2,725,770
Net cash used in investing activities	(6,791,794)	(3,110,840)
Net cash provided by financing activities	4,552,499	759,672
Net increase in cash and cash equivalent	$2,143,826	$374,602

The increase in cash provided by operating activities was primarily due to the increase in net income.  The increase in cash used in investing activities and cash provided by financing activities relates primarily to acquisitions of businesses.

We require capital principally for the acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Debt Financing:

In January 2006, we paid off our borrowing with Voice Media.

On February 6, 2006, we issued a Convertible Debenture (the “Debenture”) to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, we are required to make three quarterly interest payments beginning May 1, 2006. Thereafter, we are required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, we have the right to redeem the Debenture in whole or in part during the term of the Debenture. At the election of the holder, the holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of our common stock at a rate of $4.75 per share, which approximates the closing price of our stock on February 6, 2006. The proceeds of the Debenture was used to payoff certain debt and increase working capital. As of September 30, 2007, the holder had elected to convert $309,261 of principal and $92,491 of interest into 84,579 shares of restricted common stock.  Subsequent to the end of fiscal year, in November 2007, the holder elected to convert all remaining principal ($691,689) and accrued interest ($21,448) to date into 150,134 shares of the Company’s restricted common stock.

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

On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, entered into an Assignment of that certain Real Estate Sales Contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter.  The promissory note is secured by a Deed of Trust and Security Agreement.  Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the Real Property.

Subsequent to our fiscal year end, on October 12, 2007, we borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture.  Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008.  The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest.  The debenture plus any outstanding convertible interest is convertible by the holder into shares of our common stock at any time prior to the maturity date at the conversion price of $12 per share.

Financing from related parties:

On June 17, 2005, we borrowed $160,000 from a shareholder at an annual interest rate of 12% over a 3 year term.

On July 22, 2005, we entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000, which includes the loan on June 17, 2005, in the amount of $160,000. The term is for three years and the interest rate is 12% per annum. The debenture is convertible until August 1, 2008. The debenture matures on August 1, 2009 and bears interest at a rate of 12% per annum. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock.  We also issued 50,000 warrants at $3.00 per share in relation to this debenture. The debenture is secured by our ownership in Citation Land, LLC and RCI Holdings, Inc., both of which are wholly owned subsidiaries.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $6.55 per share, which approximates the closing price of our stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. $600,000 of the debentures is secured by our property located at 9009 Airport Blvd., Houston, Texas. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

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

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments:

	Operating Lease	Debt(1)	Total

2008	$1,280,914	$3,291,154	$4,572,068
2009	1,235,114	3,887,800	5,122,914
2010	1,218,882	886,589	2,105,471
2011	1,224,091	1,371,917	2,596,008
2012	1,196,103	591,800	1,787,903
Thereafter	9,847,060	4,358,079	14,205,139
	$16,002,164	$14,387,339	$30,389,503

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

The following table presents a summary of such indicators:
		%		%
Years ended September 30,	2007	increase	2006	increase	2005

Sales of alcoholic beverage	$12,111,348	37.92	$8,781,635	61.69	$5,431,049
Sales of food and merchandise	3,185,494	20.14	2,651,868	57.09	1,688,043
Service revenues	14,883,205	30.07	11,442,371	72.52	6,632,201
Internet revenues	730,629	(8.83)	801,395	1.74	787,617
Other	1,103,264	36.21	809,946	104.27	285,497
Total revenues	$32,013,940	30.74	$24,487,215	65.18	$14,824,407
Net cash provided by operating activities	$4,383,121		$2,725,770		$2,090,030
Net income (loss)	$3,054,899		$1,752,714		$(215,148)
Long-term debt	$14,387,339		$13,920,733		$13,246,836

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after market analysis, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisition of the New York club and clubs in Charlotte, South Houston, San Antonio, Austin and Miami, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, and/or (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina .

During fiscal 2007, we acquired two existing nightclub operations for a total cost of $8,900,000. These acquisitions were funded primarily through indebtedness of $2,400,000, issuance of our restricted common stock valued at $6,379,250, and $600,000 in cash. Part of the funds received from stock issuances will be used in cash flows and future acquisitions. These nightclub operations had total revenues of approximately $3,075,000 and net loss of approximately $245,000 for fiscal 2007.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000. These acquisitions were funded primarily through indebtedness of $3,195,000, and $670,000 cash. These nightclub operations had total revenues of approximately $2,586,000 and $370,000 and net loss of approximately $836,000 and $330,000 for fiscal 2007 and 2006, respectively.

During fiscal 2005, we acquired two existing nightclub operations for a total cost of $8,775,000. These acquisitions were funded primarily through indebtedness of $8,862,000, and issuance of our restricted common stock valued at $675,000. Part of the indebtedness was used for renovation of the clubs. During fiscal 2006, $1,925,000 of the indebtedness was converted into 350,000 shares of our restricted common stock. These nightclub operations had total revenues of approximately $10,984,000, $7,400,000 and $1,100,000 during fiscal 2007, 2006 and 2005, respectively, and net income of approximately $3,649,000 and $635,000 during fiscal 2007 and 2006, respectively and net loss of approximately $983,000 during fiscal 2005.

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

The acquisition of additional clubs will require us to obtain additional debt or issuance of our common stock, or both. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise. An inability to obtain such additional financing could have an adverse effect on our growth strategy.

ITEM 7.	FINANCIAL STATEMENTS

The information required by Item 7 is included in this report beginning on page 31.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	39	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	58	Chief Financial Officer
Travis Reese	38	Director and V.P.-Director of Technology
Robert L. Watters	56	Director
Alan Bergstrom	62	Director
Steven Jenkins	50	Director
Luke Lirot	51	Director

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

Phillip Marshall was previously controller of Dorado Exploration, Inc., an oil and gas exploration and production company, from February 2007 to May 2007.  He previously served as Chief Financial Officer of CDT Systems, Inc., a publicly held water technology company, from July 2003 to January 2007.  In 1972, Mr. Marshall began his public accounting career with the international accounting firm, KMG Main Hurdman. After its merger with Peat Marwick, Mr. Marshall served as an audit partner at KPMG for several years.  After leaving KPMG, Mr. Marshall was partner in charge of the audit practice at Jackson & Rhodes in Dallas from 1992 to 2003, where he specialized in small publicly held companies.

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

Travis Reese became our Director and V.P.-Director of Technology in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent's Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associate’s Degree in Aeronautical Science from Texas State Technical College.

Luke Lirot became a Director on July 31, 2007.  Mr. Lirot received his law degree from the University of San Francisco in 1986.  After serving as an intern in the San Francisco Public Defender’s Office in 1986, Mr. Lirot returned to Florida and established a private law practice where he continues to practice and specializes in adult entertainment issues. He is a past President of the First Amendment Lawyers’ Association and has actively participated in numerous state and federal legal matters.  Mr. Lirot does not currently own any securities of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Audit Committee of independent directors whose members are Robert L. Watters, Alan Bergstrom, Steven Jenkins and Luke Lirot. In May 2000, our Board of Directors adopted a Charter for the Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of our Audit Committee's duties. The purpose of our Audit Committee is to conduct continuing oversight of our financial affairs. Our Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. Our Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. Our Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm.

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

We have a Nominating Committee composed of independent directors Robert L. Watters, Alan Bergstrom, Steven L. Jenkins and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. The Nominating Committee Charter can be found on our website at www.Ricks.com.

We have a Compensation Committee whose members are Robert Watters, Alan Bergstrom, Steven L. Jenkins and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2007, were made by the Compensation Committee. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ending September 30, 2007.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which was previously attached as Exhibit 14 to our Form 10-KSB for the fiscal year ending September 30, 2006.

ITEM 10.	EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2007 and 2006 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Eric S. Langan,	2007	400,010	40,000	-0-	19,125	(1)	-0-	-0-	10,115	469,250
President/CEO	2006	395,300	-0-	-0-	8,617	(2)	-0-	-0-	9,768	413,685
Phillip Marshall, CFO	2007	50,481	-0-	-0-	4,725	(5)	-0-	-0-	1,212	56,418
Travis Reese,	2007	178,308	-0-	-0-	23,900	(3)	-0-	-0-	5,274	207,482
VP/ Chief Technology Officer	2006	167,201	-0-	-0-	8,617	(4)	-0-	-0-	4,782	180,600

1	Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation.
2	Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $6.75 as Director compensation.
3	Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation.
4	Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $6.75 as Director compensation.
5.	Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as compensation.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)
Eric S. Langan	5,000	0	0	1.40	9/10/08	0	0	0	0
	75,000	0	0	2.20	2/6/09	0	0	0	0
	5,000	0	0	2.54	9/14/09	0	0	0	0
	200,000	0	0	2.49	9/14/09	0	0	0	0
	5,000	0	0	2.80	7/20/10	0	0	0	0
	5,000		0	6.75	5/31/11	0	0	0	0
		5,000	0	9.40	8/24/09	5,000	58,200	0	0
Phillip Marshall	0	20,000	0	9.40	8/24/12	20,000	232,800	0	0
Travis Reese	5,000	0	0	2.54	9/14/09	0	0	0	0
	50,000	0	0	2.49	9/14/09	0	0	0	0
	5,000	0	0	2.80	7/20/10	0	0	0	0
	5,000		0	6.75	5/31/11	0	0	0	0
		5,000	0	9.40	8/24/09	5,000	58,200	0	0

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August 2007, we issued 10,000 stock options to each Director who is a member of our Audit Committee and 5,000 options to our other Directors. These options become exercisable on August 24, 2008, have a strike price of $9.40 per share and expire in August 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Eric S. Langan	-0-	-0-	$19,375	(1)	-0-	-0-	-0-	$19,375
Travis Reese	-0-	-0-	$24,150	(2)	-0-	-0-	-0-	$24,150
Robert Watters	-0-	-0-	$38,750	(3)	-0-	-0-	-0-	$38,750
Alan Bergstrom	-0-	-0-	$38,750	(4)	-0-	-0-	-0-	$38,750
Steve Jenkins	-0-	-0-	$38,750	(5)	-0-	-0-	-0-	$38,750
Luke Lirot	-0-	-0-	$4,283	(6)	-0-	-0-	-0-	$4,283

1
On August 24, 2007, Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.  Mr. Langan received 5,000 options in fiscal 2003, 280,000 in fiscal 2004, 5,000 in fiscal 2005, and 5,000 in fiscal 2006, for a total of 295,000 options outstanding as of September 30, 2007.

2
On August 24, 2007, Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.  Mr. Reese received 5,000 options in fiscal 2003, 55,000 in fiscal 2004, 5,000 in fiscal 2005, and 5,000 in fiscal 2006, for a total of 75,000 options outstanding as of September 30, 2007 .

3
On August 24, 2007, Mr. Watters received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.  Mr. Watters received 10,000 options for each of the fiscal years 2003, 2004, 2005, 2006, and had 40,000 options outstanding as of September 30, 2007 .

4
On August 24, 2007, Mr. Bergstrom received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.  Mr. Bergstrom received 10,000 options for fiscal years 2003, 2004, 2005 and 2006 and had 20,000 options outstanding as of September 30, 2007 .

5
On August 24, 2007, Mr. Jenkins received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.  Mr. Jenkins received 10,000 options for fiscal years 2003, 2004, 2005 and 2006 and had 10,000 options outstanding as of September 30, 2007.

6
On August 24, 200, Mr. Lirot received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2008; these options will vest on August 24, 2008.

EMPLOYMENT AGREEMENTS

We have a one-year employment agreement with Eric S. Langan (the "Langan Agreement"). The Langan Agreement extends through April 1, 2008 and provides for an annual base salary of $400,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement.

We also entered into a two year Employment Agreement with Phillip K. Marshall to serve as CFO (the “Marshall Agreement”). The Marshall Agreement extends through May 30, 2009, and provides for an annual base salary of $175,000. Pursuant to the Marshall Agreement, Mr. Marshall is also eligible to participate in all benefit plans maintained by us for salaried employees. Under the terms of the Marshall Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of the Marshall Agreement.

We also have a three-year employment agreement with Travis Reese (the "Reese Agreement"). The Reese Agreement extends through February 1, 2010, and provides for an annual base salary of $192,500. The Reese Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Reese Agreement contains a confidentiality provision and an agreement by Mr. Reese not to compete with us upon the expiration of the Reese Agreement.

We have not established long-term incentive plans or defined benefit or actuarial plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at December 7, 2007, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 7, 2007, there were 7,521,850 shares of common stock outstanding.

Name/Address	Number of shares		Title of class	Percent of Class (9)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,194,865	(1)	Common stock	15.3%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	0		Common stock	0%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	45,000	(2)	Common stock	0.6%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	10,000	(3)	Common stock	0.1%
Travis Reese 10959 Cutten Road Houston, Texas 77066	74,775	(4)	Common stock	1.0%
Alan Bergstrom 904 West Avenue, Suite 100 Austin, Texas 78701	24,700	(5)	Common stock	0.3%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, GL 33764	0		Common stock	0%
All of our Directors and Officers as a Group of seven (7) persons	1,349,340	(6)	Common stock	17.3%

E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632	(1)	Common stock	7.7%
JLF Asset Management/Jeff Feinberg 2775 Via D La Valle, Suite 204 Del Mar, CA 92014	993,479		Common stock	13.2%
Estate of Ralph McElroy 1211 Choquette Austin, Texas, 78757	1,040,516	(7)	Common stock	14%
Burlingame Asset Management/Blair Sanford One Market Street Suite 3750 San Francisco, CA 94105	464,757	(8)	Common stock	6.2%

(1) Mr. Langan has sole voting and investment power for 321,233 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 295,000 shares of common stock that are presently exercisable.

(2) Includes options to purchase up to 40,000 shares of common stock that are presently exercisable.

(3) Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(4) Includes options to purchase up to 65,000 shares of common stock that are presently exercisable.

(5) Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(6) Includes options to purchase up to 430,000 shares of common stock that are presently exercisable.

(7) Includes 678,913 shares of common stock and 50,000 warrants to purchase shares of common stock that are presently exercisable at $3.00 per share.  This number also includes shares of our common stock underlying two convertible debentures totaling $1,260,000 which are convertible at prices of $3.00 ($660,000) and $6.55 ($600,000), subject to adjustment under certain conditions.  The terms of both debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued to or acquired by the Estate of Mr. McElroy upon conversion of any debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock.

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

In May 2002, we loaned $100,000 to Eric Langan who is our Chief Executive Officer. The promissory note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was $60,943 at September 30, 2007 and is included in other assets in our consolidated balance sheet.  In November 2007, Mr. Langan paid the note in full.

On July 22, 2005, we issued a Secured Convertible Debenture to Ralph McElroy, a greater than 10% shareholder, for the principal sum of $660,000.  The debenture matures on August 1, 2009 and bears interest at a rate of 12% per annum.  Under the terms of the Debenture, we were required to make monthly interest payments beginning September 1, 2005. We have the right to redeem the Debenture in whole or in part at any time during the term of the Debenture. The Estate of Mr. McElroy has the option to convert all or any portion of the principal amount of the Debenture into shares of our common stock at a rate of $3.00 per share, subject to adjustment under certain conditions, until August 1, 2008.  The Debenture provides, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the Estate of Mr. McElroy upon conversion of the Debenture shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The Debenture is secured by certain of our assets. Additionally, we issued Mr. McElroy warrants to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share until July 22, 2008. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants had piggyback registration rights and became registered with the SEC on September 1, 2005.   Mr. McElroy passed away in June 2007 and his estate is currently under settlement.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $6.55 per share, which approximates the closing price of our stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with the SEC in June 2006. The proceeds of the debentures were used for the acquisition Joint Ventures, Inc.

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

Exhibit 31.2 - Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1- Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 - Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal year 2007 and fiscal year 2006 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for fiscal year 2007 and fiscal year 2006.

	2007	2006

Audit fees	$170,208	$97,768
Audit-related fees	13,070	16,210
Tax fees	30,170	3,850
All other fees	-	-

Total	$213,448	$117,828

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2007.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Director, Principal and Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Principal and Chief Executive Officer, and President	December 19, 2007
/s/Phillip K. Marshall
Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 19, 2007
/s/ Travis Reese
Travis Reese	Director and V.P.-Director of Technology	December 19, 2007

/s/ Robert L. Watters
Robert L. Watters	Director	December 20, 2007

/s/ Alan Bergstrom
Alan Bergstrom	Director	December 19, 2007

/s/ Steven Jenkins
Steven Jenkins	Director	December 19, 2007

/s/ Luke Lirot	Director	December 20, 2007
Luke Lirot

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick’s Cabaret International, Inc. as of September 30, 2007 and 2006, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 19, 2007

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,998,758	$854,932
Accounts receivable:
Trade	557,295	192,385
Other, net	218,746	186,554
Marketable securities	33,368	22,245
Inventories	368,557	291,623
Prepaid expenses and other current assets	286,883	140,428
Total current assets	4,463,607	1,688,167

Property and equipment, net	21,365,415	17,423,843

Other assets:
Goodwill and indefinite lived intangibles	20,179,610	10,505,452
Definite lived intangibles, net	698,584	525,076
Other	368,544	460,337
Total other assets	21,246,738	11,490,865

Total assets	$47,075,760	$30,602,875

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$493,499	$554,979
Accrued liabilities	1,709,426	1,118,974
Current portion of long-term debt	3,291,154	2,278,315
Total current liabilities	5,494,079	3,952,268

Deferred tax liability	4,391,499	-
Other long-term liabilities	420,415	299,701
Long-term debt-related parties	2,085,000	1,386,909
Long-term debt	9,011,185	10,255,509

Total liabilities	21,402,178	15,894,387

Commitments and contingencies	-	-

Minority interest	180,728	-

Temporary equity - Common stock, subject to put rights (215,000 and 160,000 shares, respectively)	1,450,000	800,000

Permanent stockholders' equity:
Preferred stock, $.10 par, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized, 6,903,354 and 5,805,275 shares issued, respectively	69,034	58,053
Additional paid-in capital	22,643,596	15,586,233
Accumulated other comprehensive income	20,021	8,898
Retained earnings (accumulated deficit)	2,603,983	(450,916)
	25,336,634	15,202,268
Less 908,530 shares of common stock held in treasury, at cost	1,293,780	1,293,780
Total stockholders' equity	24,042,854	13,908,488

Total liabilities and stockholders' equity	$47,075,760	$30,602,875
 See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006

Revenues:
Sales of alcoholic beverages	$12,111,348	$8,781,635
Sales of food and merchandise	3,185,494	2,651,868
Service revenues	14,883,205	11,442,371
Internet revenues	730,629	801,395
Other	1,103,264	809,946
Total revenues	32,013,940	24,487,215

Operating expenses:
Cost of goods sold	4,035,522	2,915,312
Salaries and wages	8,739,859	7,081,660
Stock-based compensation	196,871	-
Other general and administrative:
Taxes and permits	4,071,677	3,074,577
Charge card fees	638,248	485,342
Rent	1,494,005	1,150,338
Legal and professional	1,124,856	865,111
Advertising and marketing	1,325,367	1,176,277
Depreciation and amortization	1,596,650	1,049,247
Insurance	785,519	420,450
Utilities	800,366	621,051
Other	3,101,314	2,576,628
Goodwill impairment	-	79,841
Total operating expenses	27,910,254	21,495,834

Income from operations	4,103,686	2,991,381

Other income (expense):
Interest income	58,394	25,796
Interest expense	(1,335,713)	(1,057,020)
Loss on sales of assets	-	(68,134)
Other	37,134	(170,646)

Income before minority interest	2,863,501	1,721,377

Minority interest	427,844	31,337

Income before income taxes	3,291,345	1,752,714

Income taxes	236,446	-

Net income	$3,054,899	$1,752,714
Basic and diluted earnings per share:
Net income, basic	$0.54	$0.38

Net income, diluted	$0.50	$0.35
Weighted average number of common shares outstanding:
Basic	5,700,548	4,640,499

Diluted	6,215,285	5,065,962

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2007 and 2006

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Total Stockholders’ Equity

Balance at September 30, 2005	5,040,678	$50,407	$12,331,367	$15,572	$(2,203,630)	908,530	$(1,293,780)	$8,899,936

Shares issued	744,597	7,446	3,326,210	-	-	-	-	3,333,656
Beneficial conversion	-	-	53,856	-	-	-	-	53,856
Change in temporary equity - common stock subject to put rights	20,000	200	(125,200)	-	-	-	-	(125,000)
Net income	-	-	-	-	1,752,714	-	-	1,752,714
Change in available-for-sale securities	-	-	-	(6,674)	-	-	-	(6,674)
Comprehensive income	-	-	-	-	-	-	-	1,746,040

Balance at September 30, 2006	5,805,275	58,053	15,586,233	8,898	(450,916)	908,530	(1,293,780)	13,908,488

Shares issued	1,153,079	11,531	7,509,942	-	-	-	-	7,521,473
Change in temporary equity - common stock subject to put rights	(55,000)	(550)	(649,450)	-	-	-	-	(650,000)
Stock-based compensation	-	-	196,871	-	-	-	-	196,871
Net income	-	-	-	-	3,054,899	-	-	3,054,899
Change in available-for-sale securities	-	-	-	11,123	-	-	-	11,123
Comprehensive income	-	-	-	-	-	-	-	3,066,022

Balance at September 30, 2007	6,903,354	$69,034	$22,643,596	$20,021	$2,603,983	908,530	$(1,293,780)	$24,042,854

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$3,054,899	$1,752,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,438,158	1,001,513
Amortization	158,492	47,734
Bad debts	26,777	-
Goodwill impairment	-	79,841
Beneficial conversion	17,952	20,944
Common stock issued for interest payment	87,336	47,962
Amortization of note discount	35,552	35,552
Loss on sales of assets	-	68,134
Minority interests	(427,844)	(31,337)
Deferred rent	120,715	106,053
Deferred taxes (benefit)	(200,364)	-
Stock compensation expense	196,871	-
Changes in operating assets and liabilities:
Accounts receivable	(437,848)	(27,224)
Inventories	(40,418)	(3,777)
Prepaid expenses and other current assets	(96,386)	(155,919)
Accounts payable and accrued liabilities	449,229	(216,420)
Net cash provided by operating activities	4,383,121	2,725,770

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(5,572,245)	(1,497,641)
Proceeds from sale of assets	9,695	-
Purchases of property and equipment	(1,210,136)	(1,641,735)
Issuance of notes receivable	(35,000)	-
Note receivable payments	15,892	28,536
Net cash used in investing activities	(6,791,794)	(3,110,840)

Cash flows from financing activities:
Proceeds from sale of common stock	5,345,500	560,694
Proceeds from stock options exercised	665,471	-
Proceeds from long-term debt	600,000	1,863,065
Payments on long-term debt	(2,058,472)	(1,569,199)
Payments on line-of-credit	-	(94,888)
Net cash provided by financing activities	4,552,499	759,672

Net increase in cash and cash equivalents	2,143,826	374,602
Cash and cash equivalents at beginning of year	854,932	480,330

Cash and cash equivalents at end of year	$2,998,758	$854,932

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,176,204	$1,045,441
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

During the year ended September 30, 2007, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock.

During the year ended September 30, 2007, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC for $1,533,750, payable with $500,000 cash at closing and 125,000 shares of restricted common stock.

During the year ended September 30, 2007, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party.  The balance of the note receivable was $55,175.

During the year ended September 30, 2007, the Company acquired the property relating to its new club in Fort Worth, Texas for $2.5 million, comprised of $100,000 in cash and a note payable of $2.4 million.

During the year ended September 30, 2007, the Company foreclosed on certain accounts and a note receivable in the aggregate amount of approximately $240,000.  The net result of the transaction was that the Company wrote off the note and accounts and the related deferred gain and recorded $53,000 in furniture and equipment in the foreclosure.

During the year ended September 30, 2007, the holder of a convertible debenture converted $401,752 of principal and interest into 84,579 shares of restricted common stock.

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

A.  Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin, San Antonio and Fort Worth, Texas, as well as Minneapolis, Minnesota, Charlotte, North Carolina, New York, New York, and Miami Gardens, Florida. The Company also owns and operates several adult entertainment Internet websites. The Company’s corporate offices are located in Houston, Texas.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2007 and 2006, the Company had no such investments. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2007 and 2006, the uninsured portion of these deposits approximated $569,000 and $54,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Accounts and Notes Receivable

Trade accounts receivable is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The Company’s accounts receivable, other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. The $70,000 due from Taurus Entertainment as of September 30, 2007 and 2006 was collateralized by 3,000,000 shares of Taurus Entertainment (now known as "Bluestar Health, Inc."). The Company foreclosed on the collateralized shares in August 2006.  As such, the Company presently owns the shares and has the ability to sell them in the open market. As of September 30, 2007, the value of the shares totals approximately $450,000. As the amount due has been fully collateralized since the note receivable agreement was entered and the Company believes such collateral will fully satisfy such amount due, no allowance has been provided nor is deemed necessary as of September 30, 2007 and 2006. The Company intends to achieve collectibility either through repurchase of the shares by Bluestar Health, Inc. or by selling the shares in the open market or in a private transaction.  In December 2006, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party.  The

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

balance of the note receivable was $55,175.  In June 2007, the Company foreclosed on the account and note receivable in the aggregate amount of approximately $240,000.  The net result of the transaction was that the Company wrote off the note and accounts and the related deferred gain and recorded $53,000 in furniture and equipment in the foreclosure.

Marketable Securities

Marketable securities at September 30, 2007 and 2006 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2007 and 2006, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the years ended September 30, 2007 or 2006.  Marketable securities held at September 30, 2007 and 2006 have a cost basis of approximately $13,000.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2007, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no impairment for the year ended September 30, 2007 and the goodwill related to the acquisition of Bobby’s Novelty, Inc. was impaired and charged $79,841 against operating expenses during the year ended September 30, 2006. All of the Company’s goodwill and intangible assets relate to the nightclub segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

 RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted - average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	2007	2006
Basic earnings per share:
Net earnings applicable to common stockholders	$3,054,899	$1,752,714
Average number of common shares outstanding	5,700,548	4,640,499
Basic earnings per share	$0.54	$0.38

Diluted earnings per share:
Net earnings applicable to common stockholders	$3,054,899	$1,752,714
Adj. to net earnings from assumed conversion of debentures (1)	79,200	-
Adj. net earnings for diluted EPS computation	$3,134,099	$1,752,714

Average number of common shares outstanding:
Common shares outstanding	5,700,548	4,640,499
Potential dilutive shares resulting from exercise of warrants and options (2)	294,737	425,463
Potential dilutive shares resulting from conversion of debentures (3)	220,000	-

Total average number of common shares outstanding used for dilution	6,215,285	5,065,962
Diluted earnings per share	$0.50	$0.35

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2) All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at September 30, 2007 and 2006 totaling $2,788,217 and $2,502,633, respectively, were convertible into common stock at a price of $3.00 and $7.50 per share in 2007 and $4.75 and $6.55 per share in 2006. 220,000 were dilutive in 2007, but none were dilutive in 2006 (based on average balances outstanding).

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

Stock Options

At September 30, 2007, the Company has stock options outstanding, which are described more fully in Note H.  The Company formerly accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, using the modified prospective application method.  Under this transition method, compensation cost recognized for the year ended September 30, 2007, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R.  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the year ended September 30, 2007 was $196,871, as a result of implementing SFAS No. 123R.  There were 252,500 stock option exercises for the year ended September 30, 2007.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  Summary of Significant Accounting Policies - continued

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation for the year ended September 30, 2006:

Net income, as reported	$1,752,714
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(611,408)
Pro forma net income	$1,141,306

Earnings per share:
Basic - as reported	$0.38
Diluted - as reported	$0.35

Basic - pro forma	$0.25
Diluted - pro forma	$0.23

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of October 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company believes that the adoption of FIN 48 will not have an affect on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

D.  Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2007	2006

Buildings and land	$15,275,245	$12,833,136
Leasehold improvements	5,974,183	4,704,245
Furniture	1,404,259	1,204,757
Equipment	4,365,930	2,916,686
Total property and equipment	27,019,617	21,658,824
Less accumulated depreciation	5,654,202	4,234,981

Property and equipment, net	$21,365,415	$17,423,843

For the years ended September 30, 2007 and 2006, the Company capitalized approximately $0 and $5,000 of interest to property and equipment in leasehold improvements, respectively.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.  Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30,
		2007	2006

Indefinite useful lives:
Goodwill		$7,280,179	$2,774,742
Licenses		12,899,431	7,730,710

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	146,569	146,569
Non-compete agreements	5 years	772,000	440,000
Less accumulated amortization		(219,985)	(61,493)

Total goodwill and intangible assets		$20,878,194	$11,030,528

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2007 for each of the years in the five-year period ending September 30, 2012 and thereafter is 2008 - $244,745, 2009 - $153,078, 2010 - $138,078, 2011 - $114,245, 2012 - $20,972, and thereafter - $27,464.

Goodwill and indefinite lived intangible assets primarily consist of sexually oriented business licenses in New York, North Carolina, and Fort Worth, Texas, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt

		September 30,
		2007	2006

Notes payable at 9%, mature February 2008	*	$1,839,771	$1,941,917
Notes payable at 12%, paid off in 2007	*	-	139,157
Notes payable at 11%, mature August 2015	*	1,168,708	1,256,580
Notes payable at 10%, mature December 2014 and January 2015	*	2,759,711	2,816,666
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		251,158	290,915
Note payable at 7.5%, matures August 2011	*	1,187,301	1,604,886
Note payable at 12%, matures March 2007	*	-	400,000
Note payable at 12%, matures February 2007	*	-	200,000
Convertible note payable to related party at 12%, matures August 2009, collateralized by shares of Citation Land LLC and RCI Holdings, Inc.		615,413	561,909
Convertible note payable at 4%, matures May 2010, collateralized by assets of RCI Entertainment New York, Inc.		1,727,666	2,444,282
Convertible notes payable to related parties at 12%, mature April 2008	*	825,000	825,000
Convertible note payable at 10%, converted to common stock in November 2007, unsecured		691,689	1,000,950
Note payable at 7%, matures December 2019	*	377,627	396,478
Note payable at 4.9%, matures December 2010, collateralized by equipment		23,355	29,826
Note payable at 7.25%, matures May 2013	*	2,319,940	-
Notes payable to related parties at 12%, mature November 2009		600,000	-
Note payable at 8.99%, matures October 2007, collateralized by a vehicle		-	12,167
Total debt		14,387,339	13,920,733

Less current portion		3,291,154	2,278,315

Total long-term debt		$11,096,185	$11,642,418

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt - continued

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture is convertible into 220,000 shares of the Company’s common stock at a conversion price of $3.00 per share at the option of the holder (subject to certain limitations). The term is for three years and interest rate is at 12% per annum. The debenture is convertible until August 1, 2008.  The debenture matures on August 1, 2009 and bears interest at a rate of 12% per annum. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock.  The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants are exercisable at any time within the period beginning on July 22, 2005 and expiring on July 22, 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the years ended September 30, 2007 and 2006, the Company recorded $35,552 of interest expense each year. The debenture is secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company.

The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2007 and 2006, the Company recorded $17,952 and $20,944, respectively, of interest expense related to the value of the embedded beneficial conversion feature.

As a part of the purchase the New York club, the Company obtained a $5.125 million promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years. $2,000,000 of the principal amount of the promissory note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. For the years ended  September 30, 2007 and 2006, $75,000 and $1,925,000 of principal was converted into 10,000 and 350,000 shares of the Company’s restricted common stock, respectively.

On February 6, 2006, the Company issued a Convertible Debenture (the “Debenture”) to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company is required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company has the right to redeem the Debenture in whole or in part during the term of the Debenture. At the election of the holder, the holder has the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of the Company’s common stock at a rate of $4.75 per share, which approximates the closing price of the Company’s stock on February 6, 2006. The proceeds of the Debenture were used to pay off certain debt and increase working capital. During the years ended September 30, 2007 and 2006, the holder had elected to convert $401,752 and $47,961 of principal and interest into 84,579 and 10,097 shares of the Company’s restricted common stock, respectively.  Subsequent to the end of fiscal year, in November 2007, the holder elected to convert all remaining principal ($691,689) and accrued interest ($21,448) to date into 150,134 shares of the Company’s restricted common stock.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximated the closing price of the Company’s stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. $600,000 of the debentures is secured by the Company’s property located at 9009 Airport Blvd., Houston, Texas. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  Long-term Debt - continued

On August 24, 2006, as part of the purchase of a club in San Antonio, Texas (formerly known as “Centerfolds”), the Company obtained three promissory notes: a $400,000 note bearing simple interest at the rate of 12% per annum and maturing March 2007, a $200,000 note bearing interest at the rate of 12% per annum maturing February 2007, and a $1,700,000 note bearing interest at the rate of 7.5% with a balloon payment at end of five years. These notes payable are secured by the real estate.

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

On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary ("RCI"), entered into an assignment of a certain real estate sales contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note").  The Promissory Note is secured by a deed of trust and security agreement.  Further, RCI entered into an assignment and assumption of lease agreement with sellers to assume the lease agreement for the Real Property.

Future maturities of long-term debt consist of the following:

2008	$3,291,154
2009	3,887,800
2010	886,589
2011	1,371,917
2012	591,800
Thereafter	4,358,079
Total maturities of long-term debt	$14,387,339

G.  Income Taxes

The provision for income taxes consisted of the following for the years ended September 30, 2007 and 2006:

	2007	2006

Current	$436,810	$-
Deferred	(200,364)	-
Total income tax expense	$236,446	$-

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2007	2006

Computed expected tax expense	$1,119,057	$595,923
State income taxes	32,913	52,581
Stock option disqualifying dispositions and other permanent differences	(584,516)	-
Net operating loss carryforward	(286,838)	-
Change in deferred tax valuation allowance	(44,170)	(648,504)
Total income tax expense	$236,446	$-

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.  Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2007	2006
Deferred tax assets (liabilities):
Bad debts allowance	$93,560	$45,313
Goodwill and indefinite lived intagibles	(5,019,816)	(329,713)
Property and equipment	481,172	(243,220)
Net operating losses	154,679	549,390
Unrealized gain on marketable securities	(7,008)	(3,292)
Other	139,365	180,371
Valuation allowance	(154,679)	(198,849)
Net deferred tax liabilities	$(4,312,727)	$-

The net deferred tax liabilities are recorded in the balance sheet as follows:

	2007	2006

Current assets	$78,772	$-
Long-term liabilities	(4,391,499)	-
Net deferred tax liabilities	$(4,312,727)	$-

The Company established a valuation allowance to fully reserve the deferred tax assets at September 30, 2006 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2007, the Company had net operating loss carryforwards related to subsidiaries not included in the Company’s consolidated income tax return of approximately $442,000, which expire in 2027 and have been fully reserved with a valuation allowance due to uncertainty of the timing and amounts of future taxable income of this subsidiary.

During the 2007 fiscal year, the Company realized that certain deferred tax liabilities needed to be recognized relating to prior business acquisitions and recorded these in the September 30, 2007 balance sheet.  The offset to the deferred tax liabilities was to goodwill.  The recognition of these balance sheet items had no effect on income tax expense for any period.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  Stock Options - continued

Following is a summary of options for the years ended September 30:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value at September 30, 2007
Outstanding at October 1, 2005	878,000	$2.47
Granted	40,000	6.75
Forfeited	-	-
Exercised	(190,500)	2.55
Outstanding at September 30, 2006	727,500	$2.70
Granted	70,000	9.40
Forfeited	-	-
Exercised	(252,500)	2.58		$1,551,236
Outstanding at September 30, 2007	545,000	$3.61	2.13	$4,374,450
Exercisable at September 30, 2007	475,000	$2.76	2.03	$4,217,650

As of September 30, 2007, the range of exercise prices for outstanding options was $1.40 -$9.40.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options until October 1, 2006, because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.  See footnote B for related disclosures. As explained in Note B, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS No. 123R became effective beginning October 1, 2006.

In August 2007, we issued 10,000 stock options to each Director who is a member of our Audit Committee and 5,000 options to our other Directors. These options (50,000 in total) become exercisable on August 24, 2008, have a strike price of $9.40 per share and expire in August 2009.  On the same date, an officer received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as compensation.  The stock options, which expire on August 24, 2012, vest over the next two years with 10,000 stock options becoming exercisable on August 24, 2008 and 10,000 stock options becoming exercisable on August 24, 2009.

The stock options above resulted in stock compensation of $219,170 and will be expensed as follows:  $18,025, $157,077 and $44,068 for the fiscal years ending September 30, 2007, 2008 and 2009, respectively.  Total unamortized stock compensation expense at September 30, 2007 was $201,145.

The fair value of options were estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

	2007	2006
Volatility	75%	132%
Expected lives	2.38 years	3 years
Expected dividend yield	-	-
Risk free rates	4.42%	5.04%
Expected forfeiture rate	14%	0%

The expected lives were determined by using the simplified method in accordance with Staff Accounting Bulletin 107.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  Stock Options – continued

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

I.  Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $1,494,000 and $1,150,000 for the years ended September 30, 2007 and 2006, respectively.

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

Future minimum annual lease obligations as of September 30, 2007 are as follows:

2008	$1,280,914
2009	1,235,114
2010	1,218,882
2011	1,224,091
2012	1,196,103
Thereafter	9,847,060

Total future minimum lease obligations	$16,002,164

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September, 2007.  Pleadings have been filed seeking a stay against enforcement of the provisions of the ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling.  Neither relief nor any indication of the Supreme Court’s position on the appeal has been received to date.

Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  We are presently in discussions with the City of Houston to attempt to resolve this matter.  It is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 23.7% of our club operation’s revenues for the twelve months ended September 30, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

Other Legal Matters

On October 6, 2006, a lawsuit was filed in the 224th Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-15656 and styled Edward Jimenez, et al v. Rick’s Cabaret International, Inc., et al. This is a wrongful death and personal injury cause of action against two individuals, based upon negligence theories, and against us, based upon an alleged “joint enterprise” theory and alleged “dram shop” violations, arising out of a two-vehicle collision on August 1, 2006. The collision occurred prior to our acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates our Rick’s San Antonio. Plaintiffs include the parents - one of whom was driving - of the two juvenile decedents, one of the decedent’s minor siblings and another minor child, both of whom were also passengers in the car that was struck by the allegedly intoxicated defendant driver. Plaintiffs are seeking unspecified damages for past and future physical pain and suffering, mental anguish, physical impairment, loss of companionship and consortium, funeral and medical expenses, property damages, and exemplary damages.  Management has denied any liability for this accident and is vigorously defending the lawsuit, which is presently in the discovery process with a motion for summary judgment (based upon there being no evidence to support any claim or contention against us) to be filed at the conclusion of the current phase of discovery.

On June 2, 2006, a lawsuit was filed in the 131st Judicial District Court of Bexar County, Texas under Cause No. 2006-CI-08592 and styled Richard P. Branson v. Spiros Partner, Ltd. d/b/a The Penthouse Club. This action occurred prior to our acquiring Spiros Partners Ltd. Spiros Partners Ltd. owns and operates our Rick’s San Antonio. This was a fraud, assault, abuse of process, invasion of privacy and slander action based upon the plaintiff’s allegation that the Club intentionally took advantage of and assaulted him while he was there on July 3, 2004, then subsequently was responsible for his malicious prosecution by the Bexar County District Attorney. Plaintiff sought unspecified damages for past and future physical pain and suffering, mental anguish, physical disability, financial injury and exemplary damages.   Management does not believe it is liable for any of the damages. There was no insurance coverage for the acts complained of by the plaintiff. Management denied any liability for these allegations and vigorously defended the lawsuit. On December 13, 2006, our motion for summary judgment (based upon the plaintiff having no evidence to support any of his contentions) was granted in full. The plaintiff has appealed this judgment and we have responded. The case is pending before the 4th Court of Appeals in San Antonio, Texas.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  Commitments and Contingencies - continued

For all the above legal matters, no contingent reserves as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable.

J.  Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult night clubs and adult entertainment websites (“Internet”). The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit as income from operations. Total assets are those assets controlled by each reportable segment.

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

	2007	2006

Business segment sales:
Night clubs	$31,283,311	$23,685,820
Internet	730,629	801,395
	$32,013,940	$24,487,215
Business segment operating income:
Night clubs	$$6,643,197	$$5,321,937
Internet	111,919	130,512
General corporate	(2,651,430)	(2,461,068)
	$4,103,686	$2,991,381
Business segment capital expenditures:
Night clubs	$$2,821,222	$$3,590,917
Internet	2,146	7,353
General corporate	2,686,103	1,478,466
	$5,509,471	$5,076,736
Business segment depreciation and amortization:
Night clubs	$$1,341,346	$$875,342
Internet	23,056	32,920
General corporate	232,248	140,985
	$1,596,650	$1,049,247
Business segment assets:
Night clubs	$$31,313,743	$$23,670,618
Internet	110,871	112,092
General corporate	11,066,937	6,820,165
	$42,491,551	$30,602,875

K. Common Stock

During the year ended September 30, 2006, the following common stock transactions occurred:

Stock options totaling 169,500 shares were exercised by employees and directors for proceeds of $421,631 and a non-employee exercised 25,000 stock options for $64,063.  Also, 30,000 shares of the Company’s common stock were sold to a non-employee for $75,000.  In April 2006, the Company issued 160,000 shares of common stock valued at $800,000 pursuant to the purchase of a building located at 9009 Airport Blvd., Houston, Texas. The seller of the New York club converted $1,925,000 of principal from the related promissory note into 350,000 shares of restricted common stock. The Company issued 10,097 shares of common stock for $47,961 interest owed.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

K.  Common Stock – Continued

During the year ended September 30, 2007, the following common stock transactions occurred:

Stock options totaling 252,500 shares were exercised by employees and directors for proceeds of $650,531.  Also, 675,000 shares of the Company’s common stock were sold in two private transactions for $5,345,500, net of offering costs. The Company also sold 125,000 shares subject to put rights for $1,033,750. The seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock. The Company issued 84,579 shares of common stock for $401,751 of principal and interest owed on existing convertible debt.

 L.  Related Party Transactions

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $61,000 and $70,000 at September 30, 2007 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.  The note was paid off in full subsequent to September 30, 2007.

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture is convertible into 220,000 shares of the Company’s common stock at a conversion price of $3.00 per share at the option of the holder (subject to certain limitations) until August 1, 2008.  The debenture matures on August 1, 2009 and bears interest at a rate of 12% per annum. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock.  The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants are exercisable at any time within the period beginning on July 22, 2005 and expiring on July 22, 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the year ended September 30, 2007 and 2006, the Company recorded $35,552 of interest expense each year. The debenture is secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company.

The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2007 and 2006, the Company recorded $17,952 and $20,944, respectively, of interest expense related to the value of the embedded beneficial conversion feature. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants had piggyback registration rights and became registered with the SEC on September 1, 2005.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximated the closing price of the Company’s stock on April 28, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. $600,000 of the debentures is secured by the Company’s property located at 9009 Airport Blvd., Houston, Texas. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with SEC in June 2006. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 L.  Related Party Transactions - Continued

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

M.  Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $39,000 and $39,000 for the years ended September 30, 2007 and 2006, respectively.

N.  Acquisitions and Dispositions

On September 30, 2004, the Company entered into a Stock Purchase Agreement with an unrelated third party, whereby the Company sold all of its 510 shares of common stock of RCI Ventures, Inc. for $15,000 cash and a $235,000 note receivable bearing interest at a rate of 6% over a five year period. The monthly payment related to this note receivable is $4,453. In May 2006, the note receivable was restructured into a note receivable with principal of $230,000, interest rate of 7.5% over a ten year period. The monthly payment of the restructured note is $2,730.14. As a part of the transaction, Trumps, Inc., a wholly-owned subsidiary of the Company, and Tantric Enterprises, Inc., a wholly-owned subsidiary of RCI Ventures, Inc., entered into a five year lease agreement for the property located at 5718 Fairdale, Houston, Texas. The Company has recorded a $163,739 deferred gain related to this transaction for the year ended September 30, 2004. The gain will be recognized upon collection of the note receivable. The deferred gain was netted against the note receivable, included in other assets in the accompanying consolidated balance sheet.  In June 2007, the Company foreclosed on the account and note receivable in the aggregate amount of approximately $249,000.  The net result of the transaction was that the Company wrote off the note and accounts and the related deferred gain and recorded $53,000 in furniture and equipment in the foreclosure.

On April 5, 2006, the Company’s wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Club Onyx South (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, the Company paid a total purchase price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of the Company’s restricted common stock. The purchase price of $1,300,000 was determined to be the fair value of the real property based on the nature of the restrictions of the shares issued in the transaction. As part of the transaction, the Company agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing. The registration statement became effective on June 23, 2006. Additionally, nine months after the filing of the registration statement, the Seller has the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller has the option to sell such shares in the open market. As of September 30, 2007, 90,000 of the shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. The transaction was the result of arms-length negotiations between the parties.

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

N.  Acquisitions and Dispositions - Continued

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

On October 11, 2006, the Company sold its properties in Wise County for $165,000, which was the value of the properties included in the Company’s consolidated balance sheet at September 30, 2006 after recording an impairment charge of $68,134 .

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N. Acquisitions and Dispositions - continued

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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Property and equipment	$633,411
Non-compete agreement	175,000
Goodwill	725,339
Net assets acquired	$1,533,750

The results of operations of this acquired entity are included in the Company’s results of operations since November 10, 2006.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

On April 23, 2007, the Company  completed a transaction for the purchase of 100% of the outstanding common stock of W.K.C., Inc., a Texas corporation (the "Business"), which owned and operated an adult entertainment cabaret known as New Orleans Nights ("New Orleans Nights") located in Fort Worth, Texas.  Pursuant to the stock purchase agreement, the Company acquired the Business for a total cash purchase price of $4,900,000.  As part of the transaction, the seller entered a five-year covenant not to compete with the Company  or the Business.  In addition, RCI Holdings, Inc., the Company’s  wholly owned subsidiary ("RCI"), entered into an assignment of that certain real estate sales contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note").  The Promissory Note is secured by a deed of trust and security agreement.  Further, RCI entered into an assignment and assumption of lease agreement with the sellers to assume the lease agreement for the Real Property.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$30,489
Property and equipment	2,968,126
Non-compete agreement	100,000
Goodwill	1,540,292
SOB licenses	4,401,512
Deferred tax liability	(1,540,292)
Net assets acquired	$7,500,127

The results of operations of this acquired entity are included in the Company’s results of operations since April 24, 2007.

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period.  WKC’s operations are for the calendar year 2006.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N. Acquisitions and Dispositions - continued

	2007	2006

Revenues	$34,732,721	$28,538,000
Net income from continuing operations	3,613,878	2,356,000
Net income	3,613,878	2,356,000

Net income per share – basic	$0.63	$0.44
Net income per share – diluted	$0.58	$0.41

Weighted average shares outstanding – basic	5,700,548	5,316,000
Weighted average shares outstanding - diluted	6,215,285	5,741,000

On May 10, 2007, the Company entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  The Company agreed to grant Licensee a license for use and exploitation of the Company’s logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay the Company a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax.   No club has opened as of this time, but plans are for a location to open for business by the end of the second quarter of 2008.

P.  Subsequent Events

In November 2007, the holder of a convertible debenture elected to convert all remaining principal ($691,689) and accrued interest ($21,448) to date under the debenture into 150,134 shares of the Company’s restricted common stock. See Note F.

In November 2007, Eric Langan, Chief Executive Officer of the Company paid off in full his note payable to the Company.  See Note L.

On November 19, 2007, the Company completed a private placement of equity securities solely to accredited investors.  Pursuant to the private placement, the Company issued 1,165,000 shares of the Company’s restricted common stock at a price of $14.00 per share for a total gross offering price of $16,310,000 with net proceeds of approximately $15,000,000 to the Company after expenses.  Pursuant to the terms of the transaction, the Company is obligated to file a registration statement no later than February 15, 2008.  The offer and sale of the common stock was made pursuant to exemptions from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

On October 17, 2007, the Company entered into a Purchase Agreement pursuant to the terms of which the Company’s subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”), will acquire from Vincent Piazza (“Seller”) 51% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “TEZ”) which owns and operates “Crazy Horse Too Cabaret” (the “Club“) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”).  As part of the transaction, the Company’s subsidiary, RCI Holdings, Inc. (“RCI Holdings”) will acquire from Seller or the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.  At closing, the Company will pay a purchase price of $3,500,000 payable in cash for the Partnership Interests and Membership Interests, and the Company will issue 225,000 shares of the Company’s restricted common stock (the “Rick’s Shares”) for the TEZ Shares.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

P.  Subsequent Events - Continued

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have Rick’s purchase from Seller 10,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $10.00 (“Value of the Rick’s Shares”) until the Seller has received a total of $2,250,000 from the sale of the Rick’s Shares.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $2,250,000 from the sale of the Rick’s Shares and any deficiency.

Upon closing of the transaction, the Seller and the Partnership Seller will enter into a five-year agreement not to compete with the Company within a twenty (20) mile radius of the Club. Further, at closing the Purchaser and the Seller shall enter into a Shareholder’s Agreement relating to their ownership interest in TEZ; and RCI Holdings and the Partnership Seller shall enter into a First Amendment to Limited Partnership Agreement relating to the ownership of their partnership interests and a First Amendment to Operating Agreement relating to the ownership of their membership interests.  Further, at closing TEZ will enter into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty (20) years at $50,000 per month.  Finally, as part of the transaction, the Company will enter into a Lock-up/Leak-out Agreement with the Seller regarding the sale of the Rick’s Shares.

The Agreement provides for the transaction to close on or before seven (7) days after the approval of the transfer of the TEZ Shares to Purchaser by the Pennsylvania Liquor Control Board, but in no event later than January 15, 2008, contingent upon obtaining acceptable financing, transfer of all necessary licenses and permits, and other conditions to closing typical for transactions of this nature.

On November 30, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Garden Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, the Company acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,000,000 payable $15,000,000 in cash and payable $10,000,000 pursuant to two Secured Promissory Notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"). The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.  As part of the Transaction, Hickmore and Stanton entered into five-year covenants not to compete with the Company. Additionally, as part of the Transaction, the Company entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying Lease Agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give the Company the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

On October 12, 2007, we borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture.  Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008.  The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest.  The debenture plus any outstanding convertible interest is convertible by the holder into shares of our common stock at any time prior to the maturity date at the conversion price of $12 per share.