Form 10QSB
period 2007-12-31
RICKS CABARET INTERNATIONAL INC
filed 2008-02-12
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On February 4, 2008, there were 7,558,676 shares of common stock, $.01 par value, outstanding (excluding treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐  No  ☒

RICK'S CABARET INTERNATIONAL, INC.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$5,033,300	$2,998,758
Accounts receivable
Trade	559,570	557,295
Other, net	302,170	218,746
Marketable securities	17,796	33,368
Inventories	1,139,083	368,557
Prepaid expenses and other current assets	446,864	286,883
Total current assets	7,498,783	4,463,607

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	25,192,824	21,249,428
Furniture and equipment	7,183,832	5,770,189
	32,376,656	27,019,617

Accumulated depreciation	(6,116,716)	(5,654,202)

Total property and equipment, net	26,259,940	21,365,415

OTHER ASSETS:
Goodwill and indefinite lived intangibles	47,148,533	20,179,610
Definite lived intangibles, net	849,760	698,584
Other	438,923	368,544
Total other assets	48,437,216	21,246,738
Total assets	$82,195,939	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$719,198	$493,499
Accrued liabilities	2,194,512	1,709,426
Current portion of long-term debt	3,292,028	3,291,154
Total current liabilities	6,205,738	5,494,079

Deferred tax liability	11,373,964	4,391,499
Other long-term liabilities	449,803	420,415
Long-term debt, less current portion	18,927,257	9,011,185
Long-term debt-related parties	2,085,000	2,085,000
Total liabilities	39,041,762	21,402,178

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	2,816	180,728

TEMPORARY EQUITY – Common stock, subject to put rights (125,000 and 215,000 shares, respectively)	1,000,000	1,450,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 8,340,380 and 6,903,354 shares issued	83,404	69,034
Additional paid-in capital	38,970,033	22,643,596
Accumulated other comprehensive income	4,449	20,021
Retained earnings	4,387,255	2,603,983
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	42,151,361	24,042,854

Total liabilities and stockholders’ equity	$82,195,939	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006
	(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$4,195,192	$2,594,598
Sales of food and merchandise	1,060,332	664,088
Service revenues	5,023,497	3,351,798
Internet revenues	170,789	187,978
Other	504,528	231,667
Total revenues	10,954,338	7,030,129

Operating expenses:
Cost of goods sold	1,341,831	891,168
Salaries and wages	2,586,476	2,071,137
Stock compensation	39,270	65,356
Other general and administrative:
Taxes and permits	1,235,793	872,946
Charge card fees	198,710	144,002
Rent	464,455	353,232
Legal and professional	293,373	238,858
Advertising and marketing	360,832	358,769
Insurance	201,396	128,453
Utilities	209,735	166,419
Depreciation and amortization	511,339	364,601
Other	939,231	788,298
Total operating expenses	8,382,441	6,443,239
Income from operations	2,571,897	586,890

Other income (expense):
Interest income	43,069	10,634
Interest expense	(461,883)	(325,563)
Minority interests	177,911	80,993
Income before income taxes	2,330,994	352,954
Income taxes	547,722	-

Net income	$1,783,272	$352,954

Basic and diluted earnings per share:
Net income, basic	$0.26	$0.07
Net income, diluted	$0.24	$0.06
Weighted average number of common shares outstanding:
Basic	6,806,234	5,141,489
Diluted	7,635,326	5,433,024

Comprehensive income for the three months ended December 31, 2007 and 2006 was $1,767,700 and $337,382, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,783,272	$352,954
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	511,339	364,601
Bad debts	-	13,386
Deferred taxes	(52,828)	-
Amortization of note discount	8,888	8,889
Beneficial conversion	4,488	4,488
Minority interests	(177,911)	(80,993)
Deferred rents	29,388	30,652
Common stock issued for interest payment	21,448	25,023
Stock options issued for employee services	39,270	65,356
Changes in operating assets and liabilities	90,975	(72,536)
Cash provided by operating activities	2,258,329	711,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	36,000	9,695
Additions to property and equipment	(570,019)	(253,997)
Acquisition of businesses, net of cash acquired	(15,486,370)	(500,000)
Payments from notes receivable	62,943	8,848
Cash used in investing activities	(15,957,446)	(735,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,976,700	-
Proceeds from stock options exercised	161,700	350,531
Proceeds from long-term debt	1,000,000	600,000
Payments on long-term debt	(404,741)	(319,294)
Cash provided by financing activities	15,733,659	631,237

NET INCREASE IN CASH	2,034,542	607,603
CASH AT BEGINNING OF PERIOD	2,998,758	854,932
CASH AT END OF PERIOD	$5,033,300	$1,462,535
CASH PAID DURING PERIOD FOR:
Interest	$297,814	$284,605
Taxes	$460,488	$-

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions (continued):

On November 30, 2007, the Company purchased Tootsie’s Cabaret in Florida for $25,486,000 (which includes of inventory and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each, plus estimated transaction costs of $125,000.

In November 2007, the holder of a convertible debenture converted $713,807 of principal and interest owed into 150,134 shares of restricted common stock.

See accompanying notes to consolidated financial statements

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of October 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position as general and administrative expense.  There was no interest and an insignificant amount of general and administrative expenses recognized related to income taxes for the three months ended December 31, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended December 31, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months fo the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

3.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of December 31, 2007:

	Options	Option	Options	Available
Employee and Director Stock Option Plan:	Authorized	Outstanding	Vested	for Grant
1999 Stock Option Plan	1,500,000	510,000	440,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

3.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of December 31, 2007, 438,000 shares of common stock were available for future grants under the Plan.

Accounting Treatment

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No.  123R, Share-Based Payments, using the modified prospective application method.  Under this transition method, compensation cost recognized for the three months ended December 31, 2007 and 2006 includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2007 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the three months ended December 31, 2007 was $39,270 as a result of implementing SFAS No. 123R.  There were 35,000 stock option exercises for the three months ended December 31, 2007.

There were no stock option grants for the three month period ended December 31, 2007.

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	545,000	$3.61
Granted at market price	-
Granted above market price	-
Cancelled or expired	-
Exercised	(35,000)	$4.62
Outstanding as of December 31, 2007	510,000	$3.54	1.84	$11,921,550
Options exercisable as of December 31, 2007	440,000	$2.61	1.73	$10,695,150

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

4.	SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006
REVENUES
Club operations	$10,783,549	$6,842,151
Internet websites	170,789	187,978
	$10,954,338	$7,030,129

NET INCOME (LOSS)
Club operations	$3,248,672	$1,082,776
Internet websites	14,170	25,138
Corporate expenses	(1,479,570)	(754,960)
	$1,783,272	$352,954

5.	LONG-TERM DEBT

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

On October 12, 2007, the Company borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture.  Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008.  The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest.  The debenture plus any outstanding convertible interest is convertible by the holder into shares of our common stock at any time prior to the maturity date at the conversion price of $12 per share. The value of the embedded beneficial conversion feature on the note payable was calculated using the EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. For the three months ended December 31, 2007, interest expense related to the value of the embedded beneficial conversion feature was immaterial.

In November 2007, the holder of a convertible debenture elected to convert $713,807 of principal and interest owed into 150,134 shares of the Company's restricted common stock.

On November 30, 2007, in connection with the acquisition of Tootsie's Cabaret (see Note 9), the Company entered into two secured promissory notes in the amount of $5,000,000 each to the sellers (the "Notes"). The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the transaction. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

5.	LONG-TERM DEBT - continued

be prepaid without penalty at a rate of 100% of the original principal amount.

6.	TEMPORARY EQUITY

During the three months ended December 31, 2007, 90,000 shares of the Company’s common stock valued at $450,000 were reclassified from temporary equity to permanent equity, as the holder of a put option sold such shares on the open market.

7.	COMMON STOCK

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

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

8.	EARNINGS PER SHARE (EPS) - continued

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Basic earnings per share:
Net earnings applicable to common stockholders	$1,783,272	$352,954
Average number of common shares outstanding	6,806,234	5,141,489
Basic earnings per share	$0.26	$0.07

Diluted earnings per share:
Net earnings applicable to common stockholders	$1,783,272	$352,954
Adj. to net earnings from assumed conversion of debentures (1)	62,550	--
Adj. net earnings for diluted EPS computation	$1,845,822	$352,954

Average number of common shares outstanding:
Common shares outstanding	6,806,234	5,141,489
Potential dilutive shares resulting from exercise of warrants and options (2)	403,138	291,535
Potential dilutive shares resulting from conversion of debentures (3)	425,954	---
Total average number of common shares outstanding used for dilution	7,635,326	5,433,024

Diluted earnings per share	$0.24	$0.06

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at December 31, 2007 and 2006 totaling $3,074,639 and $3,102,633, respectively, were convertible into common stock at a price from $3.00 to $12.00 per share in 2007 and resulted in additional common shares (based on average balances outstanding).  Potential dilutive shares of 72,463 for the three months ended December 31, 2007 have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

9.	ACQUISITIONS AND DISPOSITIONS

On October 11, 2006, the Company sold its properties in Wise County for $165,000, which was the value of the properties included in the Company’s balance sheet at September 30, 2006 after recording an impairment charge of $68,134 in September 2006.

On November 10, 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas.  The club is located at 8110 Springdale Street.  The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of the Company’s restricted common stock, valued at $8.27 per share in accordance with EITF 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.  The club has been converted to Rick’s Austin.  As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have the Company buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market.  The transaction was the result of arms-length negotiations between the parties.  As a result, $1,000,000 was added to temporary equity in the accompanying balance sheets.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date:

Property and equipment	$633,411
Non-compete agreement	175,000
Goodwill	725,339
Net assets acquired	$1,533,750

The results of operations of this acquired entity, from November 10, 2006 to December 31, 2006, are included in the Company’s results of operations, with minority interest offsetting such results in the balance sheet.

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
DECEMBER 31, 2007

9.	ACQUISITIONS AND DISPOSITIONS - continued

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

For the three months ended December 31, 2006

Revenues	$8,042,000
Net income	$516,000

Net income per share – basic	$0.09
Net income per share – diluted	$0.08

Weighted average shares outstanding – basic	5,816,489
Weighted average shares outstanding - diluted	6,108,024

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

  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

9.	ACQUISITIONS AND DISPOSITIONS - continued

On November 30, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Garden Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, the Company acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,486,000 (which includes inventory and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"), plus estimated transaction costs of $125,000. The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.  As part of the Transaction, Hickmore and Stanton entered into five-year covenants not to compete with the Company. Additionally, as part of the Transaction, the Company entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying lease agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give the Company the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$390,000
Property and equipment and other assets	4,919,000
Non-compete agreement	200,000
Goodwill	7,036,000
SOB licenses	20,102,000
Deferred tax liability	(7,036,000)
Net assets acquired	$25,611,000

The results of operations of this acquired entity are included in the Company’s results of operations since December 1, 2007.

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

  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

9.	ACQUISITIONS AND DISPOSITIONS - continued

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006

Revenues	$13,960,992	$11,263,954
Net income	$2,126,997	$1,690,175

Net income per share – basic	$0.29	$0.27
Net income per share - diluted	$0.26	$0.26

Weighted average shares outstanding – basic	7,439,387	6,306,489
Weighted average shares outstanding - diluted	8,268,479	6,598,024

The following unaudited pro forma information presents the results of operations as if the acquisitions of W.K.C., Inc. and Miami Gardens Square One, Inc. had occurred as of the beginning of the immediate preceding period.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2007	2006

Revenues	$13,960,992	$12,275,825
Net income	$2,126,997	$1,853,221

Net income per share – basic	$0.29	$0.27
Net income per share - diluted	$0.26	$0.25

Weighted average shares outstanding – basic	7,439,387	6,981,489
Weighted average shares outstanding - diluted	8,268,479	7,273,024

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

10.	INCOME TAXES

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	2007	2006

Computed expected tax expense	$792,538	$120,004
State income taxes	23,310	3,529
Stock option disqualifying dispositions and other permanent differences	(268,126)	(232,608)
Change in deferred tax valuation allowance	-	109,075
Total income tax expense	$547,722	$-

11.	SUBSEQUENT EVENTS

On January 29, 2008, the Company entered into a Second Amendment to Purchase Agreement (the “Amended and Restated Purchase Agreement”) pursuant to which the Company will acquire 100% (rather than 51%) of the issued and outstanding shares (the “TEZ Shares”) of The End Zone, Inc. (“TEZ ”) from Vince Piazza (“Seller”).  TEZ owns and operates “Crazy Horse Too Cabaret” (the “Club“) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”). As previously disclosed, as part of the transaction, our subsidiary, RCI Holdings, Inc. (“RCI Holdings”) will acquire from Seller or the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.

The Purchase Agreement originally provided for the issuance of 225,000 shares of the Company’s restricted common stock for the TEZ Shares and the payment of $3,500,000 for the Partnership Interests and Membership Interests.  Pursuant to the terms of the Amended and Restated Purchase Agreement, at closing the Company will now issue 195,000 shares of the Company restricted common stock (the “Rick’s Shares”) in exchange for the TEZ Shares.  RCI Holdings will pay the previously announced price of $3,500,000 for the Partnership Interests and Membership Interests.  In addition, the Amended and Restated Purchase Agreement changed the terms of the “put” provision to provide that, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have Rick’s purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 per share (previously valued at $10.00 in the Purchase Agreement) (“Value of the Rick’s Shares”) until the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  In the event the Seller elects not to “put” the Rick’s Shares to the Company, the Seller shall not sell more than 25,000 Rick’s Shares per 30-day period and shall not sell more than 75,000 Rick’s Shares per 90-day period regardless of whether the Seller “puts” the Rick’s Shares to the Company, sells them in the open market, sells them in a private transaction, or otherwise.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.

  RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

11.	SUBSEQUENT EVENTS - continued

Upon closing of the transaction, the Seller and the Partnership Seller will enter a five-year agreement not to compete with the Company within a twenty (20) mile radius of the Club. Further, at closing RCI Holdings and the Partnership Seller shall enter into a First Amendment to Limited Partnership Agreement relating to the ownership of their partnership interests and a First Amendment to Operating Agreement relating to the ownership of their membership interests.  Additionally, at closing the Company will enter into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty (20) years with an option to extend the lease for an additional nine years and eleven months at $50,000 per month subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the original term and the option term, or 8% of gross sales, whichever is higher.  Finally, as part of the transaction, the Company will enter into a Lock-up/Leak-out Agreement with the Seller regarding the sale of the Rick’s Shares.

The Agreement provides for the transaction to close on or before seven (7) days after the approval of the transfer of the TEZ Shares to the Company by the Pennsylvania Liquor Control Board, but in no event later than March 15, 2008, contingent upon the transfer of all necessary licenses and permits, and other conditions to closing typical for transactions of this nature.

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every club visitor.  A lawsuit has been filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be unconstitutional tax.  At this time, it is premature for the Company to know what effect, if any, the fee will have on the Company’s patron business or profitability.

Effective February 1, 2008, the Company borrowed $1,000,000 from a lender. The funds were utilized to pay off certain other Company debt in the amount of $1,797,529. The new debt bears interest at 9% and interest is payable monthly until February 1, 2013, at which time the principal is due in full. The note is collateralized by certain Company-owned property in Minneapolis, Minnesota.

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

GENERAL

We presently conduct our business in two different areas of operation:

1.      We own and operate upscale adult nightclubs serving primarily businessmen and professionals.  Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate ten adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, Fort Worth and San Antonio, Texas; Minneapolis, Minnesota; and New York, New York.  We also operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, Texas and Charlotte, North Carolina.  In August, 2007, we converted our Club Onyx location in San Antonio, Texas to "Encounters," which is a club for adult couples who enjoy the swingers' lifestyle.  Currently, our newly acquired club in Miami Gardens, Florida, operates as “Tootsies Cabaret. “

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

For the three months ended December 31, 2007, we had consolidated total revenues of $10,954,338 compared to consolidated total revenues of $7,030,129 for the three months ended December 31, 2006, an increase of $3,924,209 or 55.82%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Fort Worth, Texas and Miami Gardens, Florida in the amount of $3,034,106 and by the increase in revenues generated by our other locations in the amount of $907,292, a 13.26% increase; offset by the decrease in internet operations in the amount of $17,189, a 9.14% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $7,541,210 for the three months ended December 31, 2007 from $6,670,991 for same period ended December 31, 2006, a 13.04% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended December 31, 2007 was 12.25% of total revenues compared to 12.68% for the three months ended December 31, 2006.  The decrease was due primarily to the decrease in cost of goods sold at our existing clubs.  The cost of goods sold for the club operations for the three months ended December 31, 2007 was 12.37% compared to 12.89% for the three months ended December 31, 2006.  The cost of goods sold from our internet operations for the three months ended December 31, 2007 was 4.64% compared to 4.97% for the three months ended December 31, 2006.  The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2007 was 11.35%, compared to 12.43% for the same period ended December 31, 2006.

Payroll and related costs for the three months ended December 31, 2007 were $2,586,476 compared to $2,071,137 for the three months ended December 31, 2006.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations decreased to $1,559,991 for the three months ended December 31, 2007 from $1,600,732 for the same period ended December 31, 2006.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended December 31, 2007 were $4,454,134 compared to $3,480,934 for the three months ended December 31, 2006.  The significant increase was the result of the addition of new locations in Fort Worth, Texas and Miami Gardens, Florida, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the three months ended December 31, 2007 was $461,883 compared to $325,563 for the three months ended December 31, 2006.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of December 31, 2007, the balance of long-term debt was $24,304,285 compared to $14,000,805 a year earlier.

Net income for the three months ended December 31, 2007 was $1,783,272 compared to $352,954 for the three months ended December 31, 2006.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new clubs in Fort Worth, Texas and Miami Gardens, Florida.    Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club operations increased to $2,164,923 for the three months ended December 31, 2007 from $1,172,574 for same period ended December 31, 2006, or by 84.63%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had working capital of $1,293,045 compared to a deficit of $1,030,472 at September 30, 2007.  The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses, inventory, and other current assets, offset by increases in accounts payable and accrued liabilities as a result of increased cash flow from operations, stock option exercises, long-term debt borrowings, and common stock issuances.  The value of available-for-sale marketable securities decreased by $15,572 for the three month period ended December 31, 2007.

Net cash provided by operating activities in the three months ended December 31, 2007 was $2,258,329 compared to $711,820 for the three months ended December 31, 2006.  The increase in cash provided by operating activities was primarily due to income from operations excluding depreciation.

We used $15,957,446 of cash in investing activities during the three months ended December 31, 2007 compared to $735,454 during the three months ended December 31, 2006.  The increase was principally due to the acquisition of the new club in Miami Gardens, Florida on November 30, 2007.  Cash of $15,733,659 was provided by financing activities during the three months ended December 31, 2007 compared to $631,237 cash provided during the three months ended December 31, 2006.  The increase in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the new Florida club.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin and Fort Worth, Texas, and Miami Gardens, Florida, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina .

During this fiscal year, we purchased one night club operation for $25,486,000 (which includes inventory and other assets).  The acquisition was funded by the issuance of 1,165,000 shares of our restricted common stock and $10,000,000 in debt.  Since the date of acquisition through December 31, 2007, the nightclub had total revenues of approximately $2,000,000 and a net income before income tax of approximately $950,000.

During fiscal 2007, we acquired two existing nightclub operations for a total cost of $8,900,000. These acquisitions were funded primarily through indebtedness of $2,400,000, issuance of our restricted common stock valued at $6,379,250, and $600,000 in cash. Part of the funds received from stock issuances will be used in cash flows and future acquisitions. For the three months ended December 31, 2007, these nightclub operations had total revenues of approximately $1,232,000 and net income before income tax of approximately $130,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000.  These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000.  For the three months ended December 31, 2007, these nightclub operations had total revenues of approximately $586,000, compared to approximately $678,000 for the three months ended December 31, 2006, and a net loss of approximately $190,000, compared to a net loss of approximately $306,000.

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

Subsequent Events

On January 29, 2008, we entered into a Second Amendment to Purchase Agreement (the “Amended and Restated Purchase Agreement”) pursuant to which we will acquire 100% (rather than 51%) of the issued and outstanding shares (the “TEZ Shares”) of The End Zone, Inc. (“TEZ ”) from Vince Piazza (“Seller”).  TEZ owns and operates “Crazy Horse Too Cabaret” (the “Club“) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”). As previously disclosed, as part of the transaction, our subsidiary, RCI Holdings, Inc. (“RCI Holdings”) will acquire from Seller or the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.

The Purchase Agreement originally provided for the issuance of 225,000 shares of our restricted common stock for the TEZ Shares and the payment of $3,500,000 for the Partnership Interests and Membership Interests.  Pursuant to the terms of the Amended and Restated Purchase Agreement, at closing we will now issue 195,000 shares of our restricted common stock (the “Rick’s Shares”) in exchange for the TEZ Shares.  RCI Holdings will pay the previously announced price of $3,500,000 for the Partnership Interests and Membership Interests.

In addition, the Amended and Restated Purchase Agreement changed the terms of the “put” provision to provide that, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have us purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 per share (previously valued at $10.00 in the Purchase Agreement) (“Value of the Rick’s Shares”) until the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares.  At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  In the event the Seller elects not to “put” the Rick’s Shares to us, the Seller shall not sell more than 25,000 Rick’s Shares per 30-day period and shall not sell more than 75,000 Rick’s Shares per 90-day period regardless of whether the Seller “puts” the Rick’s Shares to us, sells them in the open market, sells them in a private transaction, or otherwise.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.

Upon closing of the transaction, the Seller and the Partnership Seller will enter a five-year agreement not to compete with us within a twenty (20) mile radius of the Club. Further, at closing RCI Holdings and the Partnership Seller shall enter into a First Amendment to Limited Partnership Agreement relating to the ownership of their partnership interests and a First Amendment to Operating Agreement relating to the ownership of their membership interests.  Additionally, at closing we will enter into a new lease agreement with the Partnership giving us the right to lease the Real Property for twenty (20) years with an option to extend the lease for an additional nine years and eleven months at $50,000 per month subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the original term and the option term, or 8% of gross sales, whichever is higher.  Finally, as part of the transaction, we will enter into a Lock-up/Leak-out Agreement with the Seller regarding the sale of the Rick’s Shares. The Agreement provides for the transaction to close on or before seven (7) days after the approval of the transfer of the TEZ Shares to us by the Pennsylvania Liquor Control Board, but in no event later than March 15, 2008, contingent upon the transfer of all necessary licenses and permits, and other conditions to closing typical for transactions of this nature.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring us to collect a $5 surcharge for every club visitor.  A lawsuit has been filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be unconstitutional tax.  At this time, it is premature for us to know what effect, if any, the fee will have on our patron business or profitability.

Effective, February 1, 2008, the Company borrowed $1,000,000 from a lender. The funds were utilized to pay off certain other Company debt in the amount of $1,797,529. The new debt bears interest at 9% and interest is payable monthly until February 1, 2013, at which time the principal is due in full. The note is collateralized by certain Company-owned property in Minneapolis, Minnesota.

Item 3.	Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and President, and Phillip K. Marshall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of December 31, 2007.  There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Additionally, we have filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  This process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  We are presently in discussions with the City of Houston to attempt to resolve this matter.   It is anticipated that further injunctive relief will be sought in the state court cases should it become necessary.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, we presently intend to clothe our entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 14.6% of our club operation’s revenues for the three months ended December 31, 2007 were in Houston, Texas.  The ruling could have a material adverse impact on our operations, but it is unknown at this time.

OTHER LEGAL MATTERS—SUBSEQUENT EVENTS

Subsequent to the end of the fiscal quarter, beginning January 1, 2008, our Texas clubs became subject to a new state law requiring us to collect a $5 surcharge for every club visitor.  A lawsuit has been filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be unconstitutional tax.  At this time, it is premature for us to know what effect, if any, the fee will have on our patron business or profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended December 31, 2007, in addition to the transaction previously disclosed on Form 8-K, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In November 2007, the holder of a convertible debenture converted $713,807 of principal and interest owed into 150,134 shares of restricted common stock.

Item 6.	Exhibits.

Exhibit 31.1 – Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: February 12, 2008	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 12, 2008	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Financial Officer