Form 10QSB
period 2008-03-31
RICKS CABARET INTERNATIONAL INC
filed 2008-05-08
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 2, 2008, there were 8,153,447 shares of common stock, $.01 par value, outstanding (excluding treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐ No  ☒

RICK'S CABARET INTERNATIONAL, INC.

PART I           FINANCIAL INFORMATION

Item 1.    Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2008	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$3,353,415	$2,998,758
Accounts receivable
Trade	971,709	557,295
Other, net	381,146	218,746
Marketable securities	6,674	33,368
Inventories	1,207,067	368,557
Prepaid expenses and other current assets	707,073	286,883
Total current assets	6,627,084	4,463,607

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	29,134,686	21,249,428
Furniture and equipment	9,853,867	5,770,189
	38,988,553	27,019,617

Accumulated depreciation	(6,711,797)	(5,654,202)

Total property and equipment, net	32,276,756	21,365,415

OTHER ASSETS:
Goodwill and indefinite lived intangibles	54,235,406	20,179,610
Definite lived intangibles, net	898,713	698,584
Other	438,410	368,544
Total other assets	55,572,529	21,246,738
Total assets	$94,476,369	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	MARCH 31, 2008	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$683,747	$493,499
Accrued liabilities	3,701,700	1,709,426
Current portion of long-term debt	1,549,456	3,291,154
Total current liabilities	5,934,903	5,494,079

Deferred tax liability	13,827,439	4,391,499
Other long-term liabilities	477,542	420,415
Long-term debt, less current portion	21,152,679	9,011,185
Long-term debt-related parties	2,085,000	2,085,000
Total liabilities	43,477,563	21,402,178

COMMITMENTS AND CONTINGENCIES	--	--

MINORITY INTERESTS	--	180,728

TEMPORARY EQUITY – Common stock, subject to put rights (230,000 and 215,000 shares, respectively)	5,185,000	1,450,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par, 15,000,000 shares authorized; 8,472,206 and 6,903,354 shares issued, respectively	84,722	69,034
Additional paid-in capital	40,036,903	22,643,596
Accumulated other comprehensive income (loss)	(6,674)	20,021
Retained earnings	6,992,635	2,603,983
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	45,813,806	24,042,854

Total liabilities and stockholders’ equity	$94,476,369	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,

	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$5,702,934	$2,812,406	$9,898,126	$5,407,004
Sales of food and merchandise	1,325,585	768,628	2,385,917	1,432,715
Service revenues	7,748,514	3,538,017	12,772,011	6,889,815
Internet revenues	172,712	177,502	343,501	365,481
Other	514,515	273,036	1,019,043	504,332
Total revenues	15,464,260	7,569,589	26,418,598	14,599,347

Operating expenses:
Cost of goods sold	1,633,224	962,469	2,975,055	1,853,636
Salaries and wages	3,297,158	2,156,054	5,883,634	4,227,192
Stock compensation	39,270	65,356	78,540	130,712
Other general and administrative:
Taxes and permits	2,018,865	981,327	3,254,658	1,854,272
Charge card fees	254,261	137,505	452,971	281,507
Rent	618,677	396,040	1,083,132	749,272
Legal and professional	349,862	248,418	643,235	487,276
Advertising and marketing	563,609	325,027	924,441	683,797
Insurance	166,933	180,812	368,329	309,265
Utilities	281,496	204,083	491,231	370,501
Depreciation and amortization	646,127	386,427	1,157,466	751,027
Other	1,231,064	798,908	2,170,295	1,587,170
Total operating expenses	11,100,546	6,842,426	19,482,987	13,285,627
Income from operations	4,363,714	727,163	6,935,611	1,313,720

Other income (expense):
Interest income	26,403	2,420	69,472	13,054
Interest expense	(676,673)	(328,454)	(1,138,556)	(654,017)
Minority interests	--	91,215	177,911	172,207
Income before income taxes	3,713,444	492,344	6,044,438	844,964
Income taxes	1,108,064	--	1,655,786	--

Net income	$2,605,380	$492,344	$4,388,652	$844,964

Basic and diluted earnings per share:
Net income, basic	$0.34	$0.09	$0.61	$0.16
Net income, diluted	$0.32	$0.09	$0.56	$0.15
Weighted average number of common shares outstanding:
Basic	7,561,163	5,365,602	7,183,699	5,253,546
Diluted	8,473,497	5,647,442	8,012,745	5,540,233

Comprehensive income for the three months ended March 31, 2008 and 2007 were $2,594,257 and $505,691, and for the six months were $4,361,957 and $842,739, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,388,652	$844,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,157,466	751,027
Deferred taxes	158,269	--
Bad debts	--	14,989
Amortization of note discount	17,776	17,776
Beneficial conversion	8,976	8,976
Minority interests	(177,911)	(172,207)
Deferred rents	58,776	61,304
Common stock issued for interest payment	43,366	50,047
Stock options issued for employee services	78,540	130,712
Changes in operating assets and liabilities	701,802	(404,214)
Cash provided by operating activities	6,435,712	1,303,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	36,000	9,695
Additions to property and equipment	(1,737,531)	(432,731)
Acquisition of businesses, net of cash acquired	(18,986,370)	(500,000)
Payments from notes receivable	63,991	11,132
Cash used in investing activities	(20,623,910)	(911,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,976,700	5,345,500
Proceeds from stock options exercised	168,700	588,471
Proceeds from long-term debt	2,000,000	600,000
Payments on long-term debt	(2,602,545)	(1,269,690)
Cash provided by financing activities	14,542,855	5,264,281

NET INCREASE IN CASH	354,657	5,655,751
CASH AT BEGINNING OF PERIOD	2,998,758	854,932
CASH AT END OF PERIOD	$3,353,415	$6,510,683
CASH PAID DURING PERIOD FOR:
Interest	$1,038,271	$574,853
Income taxes	$565,988	$--

Non-cash transactions:

On October 4, 2006, the seller of the New York club converted $75,000 of principal from the related promissory note into 10,000 shares of restricted common stock.

During October 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC for $1,533,750, payable with $500,000 cash at closing and 125,000 shares of restricted common stock.

In November 2006, the holder of a convertible debenture converted $25,023 of interest owed into 5,268 shares of restricted common stock.  In March 2007, $125,576 of principal and interest were converted into 26,437 shares of restricted common stock.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions (continued):

In December 2006, the Company foreclosed on a residential house due to non-payment of a note receivable from an unrelated third party.  The balance of the note receivable was $ 55,175.

On November 30, 2007, the Company purchased Tootsie’s Cabaret in Florida for $25,486,000 (which includes inventories and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each, plus estimated transaction costs of $125,000.

In November 2007, the holder of a convertible debenture converted $713,807 of principal and interest owed into 150,134 shares of restricted common stock.

In February 2008, the holder of a convertible debenture converted $21,918 of interest owed into 1,826 shares of restricted common stock.

In February 2008, the Company purchased an aircraft through the issuance of a note payable of $1,561,500.

On March 31, 2008, in connection with the acquisition of the remaining 49% of its Austin, Texas club, the Company issued 35,000 common shares valued at $700,000.

On March 31, 2008, the Company purchased Crazy Horse Too Cabaret in Philadelphia for $7,985,000 payable to the Sellers $3,500,000 in cash and $4,485,000 pursuant to the issuance of 195,000 shares of restricted common stock.

See accompanying notes to consolidated financial statements

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months and the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of October 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position as general and administrative expense.  There was no interest and an insignificant amount of general and administrative expenses recognized related to income taxes for the three months and six months ended March 31, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months and six months ended March 31, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of March 31, 2008:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	505,000	435,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options, or non-qualified options.  The Plan is administered by the Board of

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of March 31, 2008, 438,000 shares of common stock were available for future grants under the Plan.

Accounting Treatment

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, “Share-Based Payments,” using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and six months ended March 31, 2008 and 2007, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R.  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the three months ended March 31, 2008 and 2007 were $39,270 and $65,356, respectively, and for the six months ended March 31, 2008 and 2007 were $78,540 and $130,712, respectively, as a result of implementing SFAS No. 123R.  There were 5,000 and 40,000 stock option exercises for the three months and six months ended March 31, 2008, respectively.

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants.  The Company estimated the average holding period of vested options to be three years from the vesting period, using the simplified method.  There were no stock option grants for the three and six month periods ended March 31, 2008.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2007	545,000	$3.61
Granted at market price	-
Granted above market price	-
Cancelled or expired	-
Exercised	(40,000)	4.22
Outstanding as of March 31, 2008	505,000	$3.57	1.60	$9,748,700
Options exercisable as of March 31, 2008	435,000	$2.63	1.49	$8,805,800

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

4.  SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007
REVENUES
Club operations	$15,291,548	$7,392,087	$26,075,097	$14,233,866
Internet websites	172,712	177,502	343,501	365,481
	$15,464,260	$7,569,589	$26,418,598	$14,599,347

NET INCOME
Club operations	$4,692,190	$1,316,857	$7,940,862	$2,399,298
Internet websites	15,475	5,962	29,645	31,100
Corporate expenses	(2,102,285)	(830,475)	(3,581,855)	(1,585,434)
	$2,605,380	$492,344	$4,388,652	$844,964

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

On October 12, 2007, the Company borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture.  Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008.  The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest.  The debenture plus any outstanding convertible interest is convertible by the holder into shares of our common stock at any time prior to the maturity date at the conversion price of $12 per share.  The value of the embedded beneficial conversion feature on the note payable was calculated using the EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  For the six months ended March 31, 2008, interest expense related to the value of the embedded beneficial conversion feature was not significant.

In November 2007, the holder of a convertible debenture elected to convert $713,807 of principal and interest owed into 150,134 shares of the Company’s restricted common stock.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5.  LONG-TERM DEBT - continued

On November 30, 2007, in connection with the acquisition of Tootsie’s Cabaret (see Note 9), the Company entered into two secured promissory notes in the amount of $5,000,000 each to the sellers (the "Notes"). The Notes bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes is  payable monthly, in arrears, with the first payment due thirty (30) days after the closing of the transaction, which occurred on November 30, 2007. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount.

Effective February 1, 2008, the Company borrowed $1,000,000 from a lender.  The funds were utilized to pay off certain other Company debt in the amount of $1,797,529.  The new debt bears interest at 9% and interest is payable monthly until February 1, 2013 at which time the principal is due in full.  The note is collateralized by certain Company-owned property in Minneapolis, Minnesota.

In February 2008, the holder of a convertible debenture converted $21,918 of principal and interest owed into 1,826 shares of restricted common stock.

In February 2008, the Company borrowed $1,561,500 from a lender.  The funds were used to purchase an aircraft.  The debt bears interest at 6.15% with monthly principal and interest payments of $11,323 beginning March 12, 2008.  The note matures on February 12, 2028.

6.  TEMPORARY EQUITY

Through March 31, 2008, 215,000 shares of the Company’s common stock valued at $1,450,000 were reclassified from temporary equity to permanent equity, as the holders of the put option sold such shares on the open market.

In connection with the acquisition of the Company’s Philadelphia club on March 31, 2008, the Company issued 195,000 common shares with a put option at $23.00 per share (see Note 9).

In connection with the acquisition of the remaining 49% of the Company’s Austin club on March 31, 2008, the Company issued 35,000 common shares with a put option at $20.00 per share (see Note 9).

7.  COMMON STOCK

On November 19, 2007, the Company completed a private placement of equity securities solely to accredited investors.  Pursuant to the private placement, the Company issued 1,165,000 shares of the Company’s restricted common stock at a price of $14.00 per share for a total gross offering price of $16,310,000 with net proceeds of approximately $15,000,000 to the Company after expenses.  Pursuant to the terms of the transaction, the Company filed a registration statement on February 14, 2008, which became effective on February 27, 2008.  The offer and sale of the common stock was made pursuant to exemptions from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”).  Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants, options and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

8.  EARNINGS PER SHARE (EPS) - continued

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007
Basic earnings per share:
Net earnings applicable to common stockholders	$2,605,380	$492,344	$4,388,652	$844,964
Average number of common shares outstanding	7,561,163	5,365,602	7,183,699	5,253,546
Basic earnings per share	$0.34	$0.09	$0.61	$0.16
Diluted earnings per share:
Net earnings applicable to common stockholders	$2,605,380	$492,344	$4,388,652	$844,964
Adj. to net earnings from assumed conversion of debentures (1)	87,482	--	125,100	--
Adj. net earnings for diluted EPS computation	$2,692,862	$492,344	$4,513,752	$844,964
Average number of common shares outstanding:
Common shares outstanding	7,561,163	5,365,602	7,183,699	5,253,546
Potential dilutive shares resulting from exercise of warrants and options (2)	403,047	281,840	403,092	286,687
Potential dilutive shares resulting from conversion of debentures (3)	509,287	--	425,954	--
Total average number of common shares outstanding used for dilution	8,473,497	5,647,442	8,012,745	5,540,233

Diluted earnings per share	$0.32	$0.09	$0.56	$0.15

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2008 and 2007 totaling $3,088,015 and $3,000,404, respectively, were convertible into common stock at a price from $3.00 to $12.00 per share in 2008 and $3.00 to $7.50 per share  in 2007, respectively, and resulted in additional common shares (based on average balances outstanding).  Potential dilutive shares of 78,234 for the six months ended March 31, 2008 have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS

On October 11, 2006, the Company sold its properties in Wise County for $165,000, which was the value of the properties included in the Company’s balance sheet at September 30, 2006 after recording an impairment charge of $68,134 in September 2006.

On November 10, 2006, the Company purchased a 51% ownership interest of Playmates Gentlemen’s Club LLC, an operator of an adult nightclub in Austin, Texas.  The club is located at 8110 Springdale Street.  The purchase price of $1,533,750 was paid $500,000 cash at closing and 125,000 shares of the Company’s restricted common stock, valued at $8.27 per share in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.   The club has been converted to a Rick’s Austin.  As part of the agreement, twelve months after the closing date, the seller has the right, but not the obligation, to have the Company buy the shares at a price of $8.00 per share at a rate of no more than 5,000 shares per month until such time as the seller receives a total of $1,000,000 from the sale of such shares. Alternatively, the seller has the option to sell such shares in the open market.  The transaction was the result of arms-length negotiations between the parties.

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

The results of operations of this acquired entity, from November 10, 2006 to March 31, 2008, are included in the Company’s results of operations, with minority interest offsetting such results in the accompanying balance sheet.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$30,489
Property and equipment	2,968,126
Non-compete agreement	100,000
Goodwill	1,628,559
SOB licenses	4,401,512
Deferred tax liability	(1,628,559)
Net assets acquired	$7,500,127

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

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

Revenues	$15,464,260	$8,821,966	$26,418,598	$16,994,398
Net income	$2,605,380	$809,461	$4,388,652	$1,375,959

Net income per share – basic	$0.34	$0.13	$0.61	$0.23
Net income per share - diluted	$0.32	$0.13	$0.56	$0.22

Weighted average shares outstanding – basic	7,561,163	6,040,602	7,183,699	5,928,546
Weighted average shares outstanding - diluted	8,473,497	6,322,442	8,012,745	6,215,233

On May 10, 2007, the Company entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  The Company agreed to grant Licensee a license for use and exploitation of the Company’s logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay the Company a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax.   No club has opened as of this time, but plans are for a location to open for business by the end of the third quarter of 2008.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

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

Net current assets	$390,000
Property and equipment and other assets	4,919,000
Non-compete agreement	200,000
Goodwill	7,437,740
SOB licenses	20,102,000
Deferred tax liability	(7,437,740)
Net assets acquired	$25,611,000

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS - continued

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

Revenues	$15,464,260	$11,803,414	$29,385,252	$23,066,997
Net income	$2,605,380	$1,829,565	$4,732,377	$3,519,406

Net income per share – basic	$0.34	$0.28	$0.66	$0.55
Net income per share - diluted	$0.32	$0.27	$0.59	$0.52

Weighted average shares outstanding – basic	7,561,163	6,530,602	7,183,699	6,418,546
Weighted average shares outstanding - diluted	8,473,497	6,812,442	8,012,745	6,705,233

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

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

Revenues	$15,464,260	$13,055,791	$29,385,252	$25,462,048
Net income	$2,605,380	$2,463,799	$4,732,377	$4,050,401

Net income per share – basic	$0.34	$0.34	$0.66	$0.57
Net income per share - diluted	$0.32	$0.33	$0.59	$0.55

Weighted average shares outstanding – basic	7,561,163	7,205,602	7,183,699	7,093,546
Weighted average shares outstanding - diluted	8,473,497	7,487,442	8,012,745	7,380,233

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

On March 31, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operates “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”) from Vincent Piazza (the “Seller”).  As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.  At closing, the Company paid a purchase price of $3,500,000 in cash for the Partnership Interests and Membership Interests, and issued 195,000 shares of the Company’s restricted common stock (the “Rick’s Shares”) for the TEZ Shares.

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”).  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of March 31, 2008, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

Additionally, at closing, the Seller and the Partnership Seller entered a five-year agreement not to compete with the Company within a twenty (20) mile radius of the Club. Finally, the Corporation entered into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty (20) years (“Original Term”) with an option for an additional nine (9) years eleven (11) eleven months (“Option Term”) with rent payable at the rate of (i) $50,000 per month, subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the Original Term and the Option Term, or (ii) 8% of gross sales, whichever is higher.  The maximum increase in the CPI for any five (5) year period shall be 15%.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

Net current assets	$60,000
Property and equipment and other assets	3,882,885
Non-compete agreement	100,000
Goodwill	1,458,583
SOB licenses	3,942,115
Deferred tax liability	(1,458,583)
Net assets acquired	$7,985,000

On March 31, 2008, the Company’s subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by the Company of RCI.  Playmates owns an adult entertainment cabaret known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”).  Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1,401,711 which was paid $701,711 in cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of the Company’s restricted common stock valued at $20.00 per share (the “Shares”).  For accounting purposes, the Company’s investment is only $751,000, due to the previous losses of the minority interest which have been expensed.  The investment has been assigned to goodwill.

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of March 31, 2008, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

In the event the Seller elects not to “Put” the Shares to the Company, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

10.  INCOME TAXES

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and six months ended March 31, 2008 and 2007 as a result of the following:

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

Computed expected tax expense	$1,262,571	$167,397	$2,055,122	$287,288
State income taxes	111,403	14,770	181,334	25,349
Stock option disqualifying dispositions and other permanent differences	(44,550)	(182,167)	(312,676)	(312,637)
Net operating loss carryforwards	(284,495)	--	(284,495)	--
Effect of rate increase on deferred tax liability	63,135	--	16,501	--
Total income tax expense	$1,108,064	$--	$1,655,786	$--

Included in the Company’s deferred tax liabilities at March 31, 2008 is $13,402,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  The Company’s nightclub in the Company’s south Houston location had a valid temporary permit/license.  The permits for the Company’s north Houston location and our Bering Drive location have expired.

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
MARCH 31, 2008

11.  LITIGATION – continued

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007. Pleadings were filed seeking a stay against enforcement of the provisions of the ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling. The Supreme Court refused to hear the appeal.

Additionally, the Company filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held on April 23 and 24, 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that Findings of Fact and Conclusions of Law be submitted to the Court as well as a Judgment in the case. The amortization award periods has already expired.  An appeal of the amortization review by the Harris County District Court is anticipated.  The clubs will additionally seek a stay of enforcement during the appeal.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, the Company presently intends to clothe the Company’s entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 12.6% of the Company’s club operation’s revenues for the six months ended March 31, 2008 were in Houston, Texas.  The ruling could have a material adverse impact on the Company’s operations, but it is unknown at this time.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

11.  LITIGATION – continued

TEXAS STATE PATRON TAX

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be unconstitutional tax.  On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it operates as a supersedeas and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  The Company has paid the tax for the first calendar quarter under protest and expensed the tax in the accompanying financial statements.  The Company plans to file a lawsuit to demand repayment of the taxes.

12.  SUBSEQUENT EVENTS

Dallas Club Acquisition

On April 11, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Dallas), Inc., completed the acquisition of 100% of the issued and outstanding partnership interest (the "Partnership Interest") of Hotel Development - Texas, Ltd, a Texas limited partnership (the "Partnership") and 100% of the issued and outstanding membership interest (the "Membership Interest") of HD-Texas Management, LLC, a Texas limited liability company, the general partner of the Partnership (the "General Partner") from Jerry Golding, Kenneth Meyer, and Charles McClure (the "Sellers"). The Partnership owns and operates an adult entertainment cabaret known as "The Executive Club" (the "Club"), located at 8550 North Stemmons Freeway, Dallas, Texas 75247 (the "Real Property"). As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. ("RCI"), also acquired the Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC").

At closing, the Company paid a total purchase price of $3,802,050 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of the Company’s restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $25.00 per share. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,697,950, which was paid (i) $4,250,000 payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (iii) the issuance of 57,918 shares of the Company’s restricted common stock (the "Rick's Real Property Shares") to be valued at $25.00 per share. The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

12.  SUBSEQUENT EVENTS - continued

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the  Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Club Shares during that particular month.  The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

Additionally, at Closing, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC 1,379 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate Shares") until DPC has received a total of $1,447,950 from the sale of the Rick's Real Estate Shares. At the Company’s  election during any given month, the Company may either buy the Monthly Real Estate Shares or, if the Company elects not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Real Estate Shares during that particular month. The Company’s obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1,447,950 from the sale of the Rick's Real Estate Shares and any deficiency.

Finally, at Closing each of the Sellers entered a five year Non-Competition Agreement with the Company pursuant to which they agreed not to compete with the Company in Dallas County or any adjacent county.

Media Acquisitions

On April 15, 2008, the Company’s  wholly owned subsidiary, RCI Entertainment (Media Holdings), Inc., a Texas corporation ("RCI Media"), acquired 100% of the issued and outstanding common stock (the "ED Stock") of ED Publications, Inc., a Texas corporation ("ED"), 100% of the issued and outstanding common stock (the "TEEZE Stock") of TEEZE International, Inc., a Delaware corporation ("TEEZE") and 100% of the issued and outstanding membership interest (the "Membership Interest") of Adult Store RCI Media Magazine, LLC, a Georgia limited liability company.

ED Publications, Inc.

Under the terms of a Purchase Agreement between Don Waitt ("Waitt"), RCI Media and Rick's Cabaret International, Inc. ("Rick's") dated April 15, 2008 (the "ED Purchase Agreement"), the Company agreed to pay Waitt the following consideration for the purchase of the ED Stock:

(i) $300,000 cash at closing;

(ii) $200,000 cash payable in 6 months; and

(iii) The issuance of 8,696 shares of restricted common stock valued at $23.00 per share (the "Closing Shares").

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

12.  SUBSEQUENT EVENTS - continued

Additionally, during the three (3) year period following the Closing Date (the "Earn Out Period"), Waitt shall be entitled to earn additional consideration (the "Additional Consideration") of up to $2,000,000 (the "Maximum Amount") consisting of $500,000 cash (the “Cash”) and 65,217 shares of restricted common stock valued at $23.00 per share (the "Earn Out Shares"), based upon the earnings before income tax, depreciation and amortization ("EBITDA") of RCI Media. RCI Media will pay the Maximum Amount of the Additional Consideration to the Seller if RCI Media's EBITDA during the three (3) year period following the Closing Date totals an aggregate of $2,400,000. At the end of each twelve (12) month period after the Closing Date, RCI Media shall determine its EBITDA and shall pay to Waitt any such portion of the Additional Consideration as has been earned. The Closing Shares and Earn Out Shares are collectively referred to as the "Rick's Shares".

At Closing, Waitt entered into a Lock-Up/Leak-Out Agreement with the Company pursuant to which on or after one year after the closing date with respect to the Closing Shares, or on or after seven (7) months from the date of issuance with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have Rick's purchase from Waitt 5,000 Rick's Shares per month (the "Monthly Shares"), calculated at a price per share equal to $23.00 per share ("Value of the Rick's Shares") until Waitt has received an aggregate of $1,700,000 (i) from the sale of the Rick's Shares sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the ED Purchase Agreement) by Rick's. At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from Waitt, then Waitt shall sell the Monthly Shares in the open market. Any deficiency between the amount which Waitt receives from the sale of the Monthly Shares and the Value of the Rick's Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from Waitt shall terminate and cease at such time as Waitt has received an aggregate total of $1,700,000 from the sale of the Rick's Shares and any deficiency (as defined in the ED Purchase Agreement).

At Closing, Waitt also entered a three (3) year Employment Agreement with RCI Media (the "Employment Agreement") pursuant to which he will serve as President. The Employment Agreement extends through April 15, 2011, and provides for an annual base salary of $250,000. Pursuant to the Employment Agreement, Mr. Waitt is also eligible to participate in all benefit plans maintained by the Company for salaried employees. Under the terms of the Employment Agreement, Mr. Waitt is bound to a confidentiality provision and cannot compete with the Company upon the expiration of the Employment Agreement.

TEEZE/Adult Store RCI Media

Under the terms of a Purchase Agreement between John Cornetta ("Cornetta"), Waitt, RCI Media and Rick's dated April 15, 2008 (the "TEEZE/ASB Purchase Agreement"), the Company agreed to pay the following consideration to Cornetta and Waitt for the purchase of the TEEZE Stock and the Membership Interest:

(i) an aggregate of $200,000 cash at closing; and

(ii) the issuance of 6,522 shares of restricted common stock to each of Messrs. Waitt and Cornetta, for an aggregate of 13,044 shares of restricted common stock to be valued at $23.00 per share (the "Rick's TEEZE Shares").

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

12.  SUBSEQUENT EVENTS - continued

Pursuant to the TEEZE/ASB Purchase Agreement, on or after one year after the closing date, each of Messrs. Waitt and Cornetta shall have the right, but not the obligation to have Rick's purchase the Rick's TEEZE Shares calculated at a price per share equal to $23.00 per share ("Value of the Rick's TEEZE Shares") until Messrs. Waitt and Cornetta have each received $150,000 (i) from the sale of the Rick's TEEZE Shares sold by them, regardless of whether sold to Rick's, sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the TEEZE/ASB Purchase Agreement) by Rick's. At the Company’s election during any given month, the Company may either buy the Rick's TEEZE Shares or, if the Company elects not to buy the Rick's TEEZE Shares, then Cornetta and/or Waitt shall sell the Rick's TEEZE Shares in the open market. Any deficiency between the amount which Cornetta or Waitt receives from the sale of the Rick's TEEZE Shares and the Value of the Rick's TEEZE Shares shall be paid by the Company within three (3) business days of the date of sale of the Rick's TEEZE Shares during that particular month. The Company’s obligation to purchase the Rick's TEEZE Shares shall terminate and cease at such time as Waitt and Cornetta have each received $150,000 from the sale of the Rick's TEEZE Shares and any deficiency.

At Closing, Cornetta entered a five year Non-Competition Agreement with the Company pursuant to which he agreed not to compete with the Company either directly or indirectly with TEEZE, ASB, RCI Media, Rick's or any of their affiliates by publishing any sexually oriented industry trade print publications, with the exception of a publication known as "Xcitement" which is currently owned and operated by Cornetta.

Las Vegas Club Acquisition

On April 17, 2008, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to the terms of which the Company’s  subsidiary, RCI Entertainment (Las Vegas), Inc. (the "Purchaser"), will acquire 100% of the assets (the "Purchased Assets") of DI Food and Beverage of Las Vegas, LLC, a Nevada limited liability company ("DI Food" or the "Seller") owned by it which are associated or used in connection with the operation of an adult entertainment cabaret known as "SCORES" (the "Club"), located at 3355 Procyon Street, Las Vegas, Nevada 89102 (the "Real Property"). As part of the transaction, the Purchaser and DI Food will also enter into an Option Agreement (the "Option Agreement") pursuant to which either party may exercise the option to purchase the Real Property. The Asset Purchase Agreement provides for the transaction to close on or before June 10, 2008.

At closing, the Company will pay a total purchase price of $21,000,000 for the Purchased Assets including $16,000,000 cash payable at closing and the issuance by Rick's Cabaret International, Inc. ("Rick's") of a $5,000,000 convertible debenture bearing simple interest of four percent (4%) per annum (the "Convertible Debenture"). The Convertible Debenture shall be payable commencing seven (7) months after the Closing Date (as defined in the Asset Purchase Agreement) as follows: twenty-five (25) equal monthly principal payments of $200,000 in cash or by the conversion of 10,000 shares of Rick's restricted common stock at the option of the holder of the Convertible Debenture, plus interest payable in cash. The $16,000,000 cash payment and Convertible Debenture are collectively referred to as the "Purchase Price".

The Asset Purchase Agreement also provided that the Purchaser deposit $250,000 into an escrow account (the "Escrow Amount") pursuant to a written Escrow Agreement with the Seller. In the event that the Closing occurs, the Escrow Amount shall be credited against the cash portion of the Purchase Price. The Escrow Agreement provides that if the Purchaser, through no fault of the Seller, does not complete the acquisition as provided in the Asset Purchase Agreement, the Seller shall be entitled to receive the Escrow Amount as liquidated damages.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

12.  SUBSEQUENT EVENTS - continued

Upon closing of the transaction, certain of the members and managers of DI Food will enter a five-year agreement not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada; provided, however that the Non-Competition Agreement shall specifically exclude, as set forth on an exhibit to be attached thereto, any licensed casino properties and any existing operating business that serves liquor and provides live female nude or semi-nude adult entertainment in Clark County, Nevada.

At Closing, the Purchaser and DI Food will enter into the Option Agreement, expiring January 11, 2011, pursuant to which either party may exercise the option to purchase the Real Property previously granted under the existing Real Estate Lease. The Option Agreement shall provide that either the Purchaser or DI Food may exercise the option to purchase the Real Property (the "Option"). In the event that the Purchaser exercises the Option, then the Purchaser shall grant DI Food the option to purchase approximately two (2) acres located on the south portion of the Real Property for $11,000,000. In the event that DI Food exercises the Option, then DI Food shall grant the Purchaser the option to purchase approximately two and one-half (2.5) acres of the Real Property, plus the building where the Club is located for $12,000,000. As consideration for the Purchaser entering into the Option Agreement, DI Food or its assignee, will agree to pay Purchaser $100,000 per month for the term of the Option Agreement.

Simultaneously with the Closing, it is intended that DI Food will agree to contingently assign and Deco Hotel Development, LLC, a Nevada limited liability company ("Deco") will agree to acquire, subject to said contingent assignment, from DI Food, the Convertible Debenture and the Option Agreement for $9,000,000 payable by the execution of a Promissory Note from Deco to Seller (the "Deco Promissory Note") payable: (i) $5,000,000 payable in twenty-five (25) equal monthly principal payments of $200,000, plus interest computed at the rate of four percent (4%) payable in cash, with the first monthly payment due seven (7) months after closing, which payment and performance shall be guaranteed by Rick's; (ii) $2,000,000 of the indebtedness arising under the Deco Promissory Note shall be payable forty-five (45) days after the expiration of any appeal period during which no appeal has been filed after DI Food has applied for and obtained a Final Zoning Approval for a change for the Real Property which would allow the continued operation of the Club as well as allow construction of other improvements for residential and/or hotel purposes at the Real Property (the "Final H1 Zoning Approval"); and (iii) the remaining $2,000,000 of indebtedness under the Deco Promissory Note shall be due and payable to DI Food twelve (12) months following the payment of the Final H1 Zoning Approval payment. The Deco Promissory Note shall be secured by the collateral assignment of the Convertible Debenture and the pledge of the Option Agreement. Neither the $2,000,000 portion of the Deco Promissory Note set forth in (ii) above nor the $2,000,000 portion of the Deco Promissory Note set forth in (iii) above shall be guaranteed by Rick's.

In April 2008, the holders of convertible debentures converted $825,000 into 125,953 shares of the Company’s restricted common stock.

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

GENERAL

As of March 31, 2008, we conducted our business in two different areas of operation:

1.  We own and operate upscale adult nightclubs serving primarily businessmen and professionals.  Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate eleven adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, Fort Worth and San Antonio, Texas; Minneapolis, Minnesota; New York, New York, and Philadelphia, Pennsylvania.  We also operate three upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston, Texas and Charlotte, North Carolina.  In August, 2007, we converted our Club Onyx location in San Antonio, Texas to "Encounters," which is a club for adults who enjoy alternative lifestyles.  Currently, our newly acquired club in Miami Gardens, Florida, operates as “Tootsies Cabaret.“

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

For the three months ended March 31, 2008, we had consolidated total revenues of $15,464,260 compared to consolidated total revenues of $7,569,589 for the three months ended March 31, 2007, an increase of $7,894,671 or 104.29%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Fort Worth, Texas and Miami Gardens, Florida in the amount of $7,290,352 and by the increase in revenues generated by our other locations in the amount of $609,109, an 8.24% increase; offset by the decrease in internet operations in the amount of $4,790 a 2.70% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $7,995,795 for the three months ended March 31, 2008 from $7,386,686 for same period ended March 31, 2007, an 8.25% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended March 31, 2008 was 10.56% of total revenues compared to 12.71% for the three months ended March 31, 2007.  The decrease was due primarily to the ability to obtain volume discounts, especially in our club in Miami Gardens.  The cost of goods sold for the club operations for the three months ended March 31, 2008 was 10.66% compared to 12.79% for the three months ended March 31, 2007.  The cost of goods sold from our internet operations for the three months ended March 31, 2008 was 1.54 % compared to 9.54% for the three months ended March 31, 2007.  The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2008 was 11.30%, compared to 12.80% for the same period ended March 31, 2007.

Payroll and related costs for the three months ended March 31, 2008 were $3,297,158 compared to $2,156,054 for the three months ended March 31, 2007.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations decreased to $1,712,286 for the three months ended March 31, 2008 from $1,759,956 for the same period ended March 31, 2007.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended March 31, 2008 were $6,170,164 compared to $3,723,903 for the three months ended March 31, 2007.  The increase was significantly the result of the addition of new locations in Miami Gardens, Florida and Fort Worth, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the three months ended March 31, 2008 was $676,673 compared to $328,454 for the three months ended March 31, 2007.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of March 31, 2008, the balance of long-term debt was $24,787,135 compared to $12,963,232 a year earlier.

Net income for the three months ended March 31, 2008 was $2,605,380 compared to $492,344 for the three months ended March 31, 2007.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new clubs in Miami Gardens, Florida and Fort Worth, Texas.  Income before income taxes for same-location-same-period of club operations increased to $1,718,932 for the three months ended March 31, 2008 from $1,316,929 for the same period ended March 31, 2007, or by 30.53%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2007

For the six months ended March 31, 2008, we had consolidated total revenues of $26,418,598 compared to consolidated total revenues of $14,599,347 for the six months ended March 31, 2007, an increase of $11,819,251 or 80.96%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Miami Gardens, Florida and Fort Worth, Texas in the amount of $10,324,459 and by the increase in revenues generated by our other locations in the amount of $1,516,772, a 10.66% increase; offset by the decrease in internet operations in the amount of $21,980, a 6.01% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $15,750,638 for the six months ended March 31, 2008 from $14,233,866 for same period ended March 31, 2007, a 10.66% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the six months ended March 31, 2008 was 11.26% of total revenues compared to 12.70% for the six months ended March 31, 2007.  The decrease was due primarily to the ability to obtain volume discounts, especially in our club in Miami Gardens.  The cost of goods sold for the club operations for the six months ended March 31, 2008 was 11.37% compared to 12.84% for the six months ended March 31, 2007.  The cost of goods sold from our internet operations for the six months ended March 31, 2008 was 3.08% compared to 7.19% for the six months ended March 31, 2007.  The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2008 was 11.57%, compared to 12.85% for the same period ended March 31, 2007.

Payroll and related costs for the six months ended March 31, 2008 were $5,883,634 compared to $4,227,192 for the six months ended March 31, 2007.  The increase was primarily due to addition of the new clubs.  Payroll for same-location-same-period of club operations decreased to $3,403,766 for the six months ended March 31, 2008 from $3,425,847 for the same period ended March 31, 2007.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the six months ended March 31, 2008 were $10,624,298 compared to $7,204,799 for the six months ended March 31, 2007.  The increase was significantly the result of the addition of new locations in Miami Gardens, Florida and Fort Worth, Texas, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the six months ended March 31, 2008 was $1,138,556 compared to $654,017 for the six months ended March 31, 2007.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.

Net income for the six months ended March 31, 2008 was $4,388,652 compared to $844,964 for the six months ended March 31, 2007.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new clubs in Miami Gardens, Florida and Fort Worth, Texas.  Income before income taxes for same-location-same-period of club operations increased to $3,698,682 for the six months ended March 31, 2008 from $2,399,370 for same period ended March 31, 2007, or by 54.15%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had working capital of $692,181 compared to a deficit of $1,030,472 at September 30, 2007.  The increase in working capital was primarily due to increases in cash and cash equivalents and prepaid expenses and other current assets, offset by increases in accounts payable and accrued liabilities as a result of increased cash flow from operations, stock option exercises, long-term debt borrowings, and common stock issuances.

Net cash provided by operating activities in the six months ended March 31, 2008 was $6,435,712 compared to $1,303,374 for the six months ended March 31, 2007.  The increase in cash provided by operating activities was primarily due to income from operations excluding depreciation.

We used $20,623,910 of cash in investing activities during the six months ended March 31, 2008 compared to $911,904 during the six months ended March 31, 2007.  The increase was principally due to the acquisition of the club in Miami Gardens, Florida on November 30, 2007.  Cash of $14,542,855 was provided by financing activities during the six months ended March 31, 2008 compared to $5,264,281 cash provided during the six months ended March 31, 2007.  The increase in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the Florida club.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology.  We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Included in the Company’s deferred tax liabilities at March 31, 2008 is $13,402,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

On November 19, 2007, the Company completed a private placement of equity securities solely to accredited investors.  Pursuant to the private placement, the Company issued 1,165,000 shares of the Company’s restricted common stock at a price of $14.00 per share for a total gross offering price of $16,310,000 with net proceeds of approximately $15,000,000 to the Company after expenses.  Pursuant to the terms of the transaction, the Company filed a registration statement on February 14, 2008, which became effective February 27, 2008.  The offer and sale of the common stock was made pursuant to exemptions from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research; (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin and Fort Worth, Texas, Miami Gardens, Florida, and Philadelphia, Pennsylvania; (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise; (d) to develop new club concepts that are consistent with our management and marketing skills; (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises; and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina.

Thus far, during fiscal year 2008, we purchased two night club operations and the remaining 49% of another for $34,997,711.  The acquisitions were funded as follows: $18,986,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to the sellers, 230,000 shares of common stock, $701,711 in debt forgiveness, plus estimated transaction costs of $125,000.  For the six months ended March 31, 2008, the two acquired nightclubs had total revenues of approximately $8,163,000 and a net income before income tax of approximately $3,686,000.

During fiscal year 2007, we purchased two night club operations for $9,033,877.  The acquisitions were funded by the issuance of 125,000 shares of our restricted common stock, $5,500,000 in cash and $2,400,000 in debt.  For the six months ended March 31, 2008, the nightclubs had total revenues of approximately $2,662,000 and a net loss before income tax of approximately $107,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000.  These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000.  For the six months ended March 31, 2008, these nightclub operations had total revenues of approximately $1,278,000 and a net loss of approximately $394,000.

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

Subsequent to the quarter ended March 31, 2008, we acquired a media group which we believe will enable us to (a) create new marketing synergies with major industry product suppliers; (b) expand our brand awareness through partnerships with national advertisers and liquor companies; (c) set up point of sale marketing in conjunction with print advertising; (d) improve bulk liquor pricing; and (e) diversify our revenue and income streams while remaining within our core competency.  In conjunction with the transaction, we also acquired numerous websites that we will incorporate into our internet division to increase our brand aware and potential revenues.

The acquisition of additional clubs, internet operations, and/or media group will require us to obtain additional debt or issuance of our common stock, or both.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.  An inability to obtain such additional financing could have an adverse effect on our growth strategy.

Subsequent Events

Dallas Club Acquisition

On April 11, 2008, our wholly owned subsidiary, RCI Entertainment (Dallas), Inc., completed the acquisition of 100% of the issued and outstanding partnership interest (the "Partnership Interest") of Hotel Development - Texas, Ltd, a Texas limited partnership (the "Partnership") and 100% of the issued and outstanding membership interest (the "Membership Interest") of HD-Texas Management, LLC, a Texas limited liability company, the general partner of the Partnership (the "General Partner") from Jerry Golding, Kenneth Meyer, and Charles McClure (the "Sellers"). The Partnership owns and operates an adult entertainment cabaret known as "The Executive Club" (the "Club"), located at 8550 North Stemmons Freeway, Dallas, Texas 75247 (the "Real Property"). As part of the transaction, our wholly owned subsidiary, RCI Holdings, Inc. ("RCI"), also acquired the Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC”).

At closing, we paid a total purchase price of $3,802,050 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of our restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $25.00 per share. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,697,950, which was paid (i) $4,250,000 payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (iii) the issuance of 57,918 shares of our restricted common stock (the "Rick's Real Property Shares") to be valued at $25.00 per share. The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At our election during any given month, we may either buy the Monthly Club Shares or, if we elect not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Club Shares during that particular month. Our obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

Additionally, at Closing, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC 1,379 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate Shares") until DPC has received a total of $1,447,950 from the sale of the Rick's Real Estate Shares. At our election during any given month, we may either buy the Monthly Real Estate Shares or, if we elect not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Real Estate Shares during that particular month. Our obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1,447,950 from the sale of the Rick's Real Estate Shares and any deficiency.

Finally, at Closing each of the Sellers entered a five year Non-Competition Agreement with us pursuant to which they agreed not to compete with us in Dallas County or any adjacent county.

Media Acquisitions

On April 15, 2008, our wholly owned subsidiary, RCI Entertainment (Media Holdings), Inc., a Texas corporation ("RCI Media"), acquired 100% of the issued and outstanding common stock (the "ED Stock") of ED Publications, Inc., a Texas corporation ("ED"), 100% of the issued and outstanding common stock (the "TEEZE Stock") of TEEZE International, Inc., a Delaware corporation ("TEEZE") and 100% of the issued and outstanding membership interest (the "Membership Interest") of Adult Store RCI Media Magazine, LLC, a Georgia limited liability company.

ED Publications, Inc.

Under the terms of a Purchase Agreement between Don Waitt ("Waitt"), RCI Media and Rick's Cabaret International, Inc. ("Rick's") dated April 15, 2008 (the "ED Purchase Agreement"), we agreed to pay Waitt the following consideration for the purchase of the ED Stock:

(i) $300,000 cash at closing;

(ii) $200,000 cash payable in 6 months; and

(iii) The issuance of 8,696 shares of restricted common stock valued at $23.00 per share (the "Closing Shares").

Additionally, during the three (3) year period following the Closing Date (the "Earn Out Period"), Waitt shall be entitled to earn additional consideration (the "Additional Consideration") of up to $2,000,000 (the "Maximum Amount") consisting of $500,000 cash (the Cash") and 65,217 shares of restricted common stock valued at $23.00 per share (the "Earn Out Shares"), based upon the earnings before income tax, depreciation and amortization ("EBITDA") of RCI Media. RCI Media will pay the Maximum Amount of the Additional Consideration to the Seller if RCI Media's EBITDA during the three (3) year period following the Closing Date totals an aggregate of $2,400,000. At the end of each twelve (12) month period after the Closing Date, RCI Media shall determine its EBITDA and shall pay to Waitt any such portion of the Additional Consideration as has been earned. The Closing Shares and Earn Out Shares are collectively referred to as the "Rick's Shares".

At Closing, Waitt entered into a Lock-Up/Leak-Out Agreement with the Company pursuant to which on or after one year after the closing date with respect to the Closing Shares, or on or after seven (7) months from the date of issuance with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have Rick's purchase from Waitt 5,000 Rick's Shares per month (the "Monthly Shares"), calculated at a price per share equal to $23.00 per share ("Value of the Rick's Shares") until Waitt has received an aggregate of $1,700,000 (i) from the sale of the Rick's Shares sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the ED Purchase Agreement) by Rick's. At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from Waitt, then Waitt shall sell the Monthly Shares in the open market. Any deficiency between the amount which Waitt receives from the sale of the Monthly Shares and the Value of the Rick's Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from Waitt shall terminate and cease at such time as Waitt has received an aggregate total of $1,700,000 from the sale of the Rick's Shares and any deficiency (as defined in the ED Purchase Agreement).

At Closing, Waitt also entered a three (3) year Employment Agreement with RCI Media (the "Employment Agreement") pursuant to which he will serve as President. The Employment Agreement extends through April 15, 2011, and provides for an annual base salary of $250,000. Pursuant to the Employment Agreement, Mr. Waitt is also eligible to participate in all benefit plans maintained by us for salaried employees. Under the terms of the Employment Agreement, Mr. Waitt is bound to a confidentiality provision and cannot compete with us upon the expiration of the Employment Agreement.

TEEZE/Adult Store RCI Media

Under the terms of a Purchase Agreement between John Cornetta ("Cornetta"), Waitt, RCI Media and Rick's dated April 15, 2008 (the "TEEZE/ASB Purchase Agreement"), we agreed to pay the following consideration to Cornetta and Waitt for the purchase of the TEEZE Stock and the Membership Interest:

(i) an aggregate of $200,000 cash at closing; and

(ii) the issuance of 6,522 shares of restricted common stock to each of Messrs. Waitt and Cornetta, for an aggregate of 13,044 shares of restricted common stock to be valued at $23.00 per share (the "Rick's TEEZE Shares").

Pursuant to the TEEZE/ASB Purchase Agreement, on or after one year after the closing date, each of Messrs. Waitt and Cornetta shall have the right, but not the obligation to have Rick's purchase the Rick's TEEZE Shares calculated at a price per share equal to $23.00 per share ("Value of the Rick's TEEZE Shares") until Messrs. Waitt and Cornetta have each received $150,000 (i) from the sale of the Rick's TEEZE Shares sold by them, regardless of whether sold to Rick's, sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the TEEZE/ASB Purchase Agreement) by Rick's. At our election during any given month, we may either buy the Rick's TEEZE Shares or, if we elect not to buy the Rick's TEEZE Shares, then Cornetta and/or Waitt shall sell the Rick's TEEZE Shares in the open market. Any deficiency between the amount which Cornetta or Waitt receives from the sale of the Rick's TEEZE Shares and the Value of the Rick's TEEZE Shares shall be paid by us within three (3) business days of the date of sale of the Rick's TEEZE Shares during that particular month. Our obligation to purchase the Rick's TEEZE Shares shall terminate and cease at such time as Waitt and Cornetta have each received $150,000 from the sale of the Rick's TEEZE Shares and any deficiency.

At Closing, Cornetta entered a five year Non-Competition Agreement with us pursuant to which he agreed not to compete with us either directly or indirectly with TEEZE, ASB, RCI Media, Rick's or any of their affiliates by publishing any sexually oriented industry trade print publications, with the exception of a publication known as "Xcitement" which is currently owned and operated by Cornetta.

Las Vegas Club Acquisition

On April 17, 2008, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to the terms of which our subsidiary, RCI Entertainment (Las Vegas), Inc. (the "Purchaser"), will acquire 100% of the assets (the "Purchased Assets") of DI Food and Beverage of Las Vegas, LLC, a Nevada limited liability company ("DI Food" or the "Seller") owned by it which are associated or used in connection with the operation of an adult entertainment cabaret known as "SCORES" (the "Club"), located at 3355 Procyon Street, Las Vegas, Nevada 89102 (the "Real Property"). As part of the transaction, the Purchaser and DI Food will also enter into an Option Agreement (the "Option Agreement") pursuant to which either party may exercise the option to purchase the Real Property. The Asset Purchase Agreement provides for the transaction to close on or before June 10, 2008.

At closing, we will pay a total purchase price of $21,000,000 for the Purchased Assets including $16,000,000 cash payable at closing and the issuance by Rick's Cabaret International, Inc. ("Rick's") of a $5,000,000 convertible debenture bearing simple interest of four percent (4%) per annum (the "Convertible Debenture"). The Convertible Debenture shall be payable commencing seven (7) months after the Closing Date (as defined in the Asset Purchase Agreement) as follows: twenty-five (25) equal monthly principal payments of $200,000 in cash or by the conversion of 10,000 shares of Rick's restricted common stock at the option of the holder of the Convertible Debenture, plus interest payable in cash. The $16,000,000 cash payment and Convertible Debenture are collectively referred to as the "Purchase Price".

The Asset Purchase Agreement also provided that the Purchaser deposit $250,000 into an escrow account (the "Escrow Amount") pursuant to a written Escrow Agreement with the Seller. In the event that the Closing occurs, the Escrow Amount shall be credited against the cash portion of the Purchase Price. The Escrow Agreement provides that if the Purchaser, through no fault of the Seller, does not complete the acquisition as provided in the Asset Purchase Agreement, the Seller shall be entitled to receive the Escrow Amount as liquidated damages.

Upon closing of the transaction, certain of the members and managers of DI Food will enter a five-year agreement not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada; provided, however that the Non-Competition Agreement shall specifically exclude, as set forth on an exhibit to be attached thereto, any licensed casino properties and any existing operating business that serves liquor and provides live female nude or semi-nude adult entertainment in Clark County, Nevada.

At Closing, the Purchaser and DI Food will enter into the Option Agreement, expiring January 11, 2011, pursuant to which either party may exercise the option to purchase the Real Property previously granted under the existing Real Estate Lease. The Option Agreement shall provide that either the Purchaser or DI Food may exercise the option to purchase the Real Property (the "Option"). In the event that the Purchaser exercises the Option, then the Purchaser shall grant DI Food the option to purchase approximately two (2) acres located on the south portion of the Real Property for $11,000,000. In the event that DI Food exercises the Option, then DI Food shall grant the Purchaser the option to purchase approximately two and one-half (2.5) acres of the Real Property, plus the building where the Club is located for $12,000,000. As consideration for the Purchaser entering into the Option Agreement, DI Food or its assignee, will agree to pay Purchaser $100,000 per month for the term of the Option Agreement.

Simultaneously with the Closing, it is intended that DI Food will agree to contingently assign and Deco Hotel Development, LLC, a Nevada limited liability company ("Deco") will agree to acquire, subject to said contingent assignment, from DI Food, the Convertible Debenture and the Option Agreement for $9,000,000 payable by the execution of a Promissory Note from Deco to Seller (the "Deco Promissory Note") payable: (i) $5,000,000 payable in twenty-five (25) equal monthly principal payments of $200,000, plus interest computed at the rate of four percent (4%) payable in cash, with the first monthly payment due seven (7) months after closing, which payment and performance shall be guaranteed by Rick's; (ii) $2,000,000 of the indebtedness arising under the Deco Promissory Note shall be payable forty-five (45) days after the expiration of any appeal period during which no appeal has been filed after DI Food has applied for and obtained a Final Zoning Approval for a change for the Real Property which would allow the continued operation of the Club as well as allow construction of other improvements for residential and/or hotel purposes at the Real Property (the "Final H1 Zoning Approval"); and (iii) the remaining $2,000,000 of indebtedness under the Deco Promissory Note shall be due and payable to DI Food twelve (12) months following the payment of the Final H1 Zoning Approval payment. The Deco Promissory Note shall be secured by the collateral assignment of the Convertible Debenture and the pledge of the Option Agreement. Neither the $2,000,000 portion of the Deco Promissory Note set forth in (ii) above nor the $2,000,000 portion of the Deco Promissory Note set forth in (iii) above shall be guaranteed by Rick's.

In April 2008, the holders of convertible debentures converted $825,000 into 125,953 shares of the Company’s restricted common stock.

Item 3.    Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and President, and Phillip K. Marshall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of March 31, 2008.  There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Ordinance provided that a business which was denied a renewal of its operating permit due to changes in distance requirements under the Ordinance would be entitled to continue in operation for a period of time (the “Amortization Period”) if the owner were unable to recoup, by the effective date of the Ordinance, its investment in the business that was incurred through the date of the passage and approval of the Ordinance.  The Company’s nightclub in the Company’s south Houston location had a valid temporary permit/license.  The permits for the Company’s north Houston location and our Bering Drive location have expired.

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

The trial commenced on December 4, 2006 and concluded on December 12, 2006.  The Trial Court rendered its judgment in favor of the City of Houston on January 31, 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing businesses in 1997.  The Trial Court found the 1997 ordinance constitutional and enforceable.  Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed.    The Fifth Circuit granted a stay pending appeal.  Oral argument was held before the Fifth Circuit Court of Appeals on August 7, 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007. Pleadings were filed seeking a stay against enforcement of the provisions of the ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling. The Supreme Court refused to hear the appeal.

Additionally, the Company filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held on April 23 and 24, 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that Findings of Fact and Conclusions of Law be submitted to the Court as well as a Judgment in the case. The amortization award periods has already expired.  An appeal of the amortization review by the Harris County District Court is anticipated.  The clubs will additionally seek a stay of enforcement during the appeal.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, the Company presently intends to clothe the Company’s entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance.  Approximately 12.6% of the Company’s club operation’s revenues for the six months ended March 31, 2008 were in Houston, Texas.  The ruling could have a material adverse impact on the Company’s operations, but it is unknown at this time.

TEXAS STATE PATRON TAX

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring us to collect a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be unconstitutional tax.  On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the state from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it operates as a supersedeas and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  We have paid the tax for the first calendar quarter under protest and expensed the tax in the accompanying financial statements.  We plan to file a lawsuit to demand repayment of the taxes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended March 31, 2008, in addition to the transaction previously disclosed on Form 8-K, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In February 2008, we issued 1,826 shares of common stock for $21,918 of principal and interest owed to a convertible debenture holder.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 8, 2008	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 8, 2008	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Financial Officer