Form 10QSB
period 2008-06-30
RICKS CABARET INTERNATIONAL INC
filed 2008-08-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-26958

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 7, 2008, there were 9,095,447 shares of common stock, $.01 par value, outstanding (excluding treasury shares).

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No  ☒

RICK'S CABARET INTERNATIONAL, INC.

i

PART I                                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2008	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$13,191,087	$2,998,758
Accounts receivable
Trade	1,339,413	557,295
Other, net	722,868	218,746
Marketable securities	2,225	33,368
Inventories	1,706,544	368,557
Prepaid expenses and other current assets	975,067	286,883
Total current assets	17,937,204	4,463,607

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	44,031,599	21,249,428
Furniture and equipment	11,463,950	5,770,189
	55,495,549	27,019,617

Accumulated depreciation	(7,288,117)	(5,654,202)

Total property and equipment, net	48,207,432	21,365,415

OTHER ASSETS:
Goodwill and indefinite lived intangibles	60,272,095	20,179,610
Definite lived intangibles, net	1,322,111	698,584
Other	761,753	368,544
Total other assets	62,355,959	21,246,738
Total assets	$128,500,595	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	JUNE 30, 2008	SEPTEMBER 30, 2007
	(UNAUDITED)	(AUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$912,190	$493,499
Accrued liabilities	4,390,849	1,709,426
Current portion of long-term debt	1,561,244	3,291,154
Total current liabilities	6,864,283	5,494,079

Deferred tax liability	16,278,165	4,391,499
Other long-term liabilities	508,579	420,415
Long-term debt, less current portion	28,877,816	9,011,185
Long-term debt-related parties	1,260,000	2,085,000
Total liabilities	53,788,843	21,402,178

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,359,595	180,728

TEMPORARY EQUITY – Common stock, subject to put rights (461,740 and 215,000 shares, respectively)	10,935,020	1,450,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par, 15,000,000 shares authorized; 9,272,237 and 6,903,354 shares issued, respectively	92,722	69,034
Additional paid-in capital	52,807,479	22,643,596
Accumulated other comprehensive income (loss)	(11,123)	20,021
Retained earnings	8,821,839	2,603,983
Less 908,530 shares of common stock held in treasury, at cost	(1,293,780)	(1,293,780)
Total permanent stockholders’ equity	60,417,137	24,042,854

Total liabilities and stockholders’ equity	$128,500,595	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,

	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$6,085,023	$3,254,244	$15,983,149	$8,661,248
Sales of food and merchandise	1,362,122	869,853	3,748,039	2,302,568
Service revenues	7,836,900	3,864,108	20,608,912	10,753,923
Internet revenues	194,105	191,553	537,606	557,033
Other	800,311	266,593	1,819,354	770,925
Total revenues	16,278,461	8,446,351	42,697,060	23,045,697

Operating expenses:
Cost of goods sold	1,901,284	1,077,984	4,876,340	2,931,620
Salaries and wages	3,856,733	2,238,630	9,740,367	6,465,822
Stock compensation	39,270	48,134	117,810	178,846
Other general and administrative:
Taxes and permits	2,049,438	1,088,917	5,304,096	2,943,189
Charge card fees	294,844	157,932	748,815	439,440
Rent	613,910	388,702	1,697,042	1,137,974
Legal and professional	463,954	279,339	1,107,190	766,615
Advertising and marketing	665,221	297,494	1,589,662	981,290
Insurance	164,070	192,225	532,400	501,490
Utilities	370,068	189,562	861,299	560,063
Depreciation and amortization	652,923	410,507	1,810,389	1,161,535
Other	1,489,341	765,146	3,658,635	2,352,315
Total operating expenses	12,561,056	7,134,572	32,044,045	20,420,199
Income from operations	3,717,405	1,311,779	10,653,015	2,625,498

Other income (expense):
Interest income	22,083	28,940	91,555	41,994
Interest expense	(700,788)	(345,130)	(1,839,344)	(999,146)
Minority interests	(73,500)	120,997	104,412	293,204
Income before income taxes	2,965,200	1,116,586	9,009,638	1,961,550
Income taxes	1,135,996	84,859	2,791,782	84,859

Net income	$1,829,204	$1,031,727	$6,217,856	$1,876,691

Basic and diluted earnings per share:
Net income, basic	$0.22	$0.17	$0.83	$0.34
Net income, diluted	$0.21	$0.16	$0.77	$0.32
Weighted average number of common shares outstanding:
Basic	8,240,914	6,112,678	7,536,104	5,539,923
Diluted	8,860,699	6,789,647	8,238,094	6,044,398

Comprehensive income for the three months ended June 30, 2008 and 2007 were $1,824,755 and $1,031,727, and for the nine months were $6,258,048 and $1,874,466, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,217,856	$1,876,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,810,389	1,161,535
Deferred taxes	632,227	84,859
Bad debts	--	14,989
Issuance of warrants	26,664	26,664
Beneficial conversion	13,464	13,464
Minority interests	(104,412)	(293,204)
Deferred rents	88,165	92,706
Common stock issued for interest payment	68,298	72,556
Stock options issued for employee services	117,810	178,846
Changes in operating assets and liabilities	986,940	(576,869)
Cash provided by operating activities	9,857,401	2,652,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	36,000	9,695
Additions to property and equipment	(2,616,933)	(706,920)
Acquisition of businesses, net of cash acquired	(23,725,335)	(5,530,375)
Payments from notes receivable	63,991	13,479
Cash used in investing activities	(26,242,277)	(6,214,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	27,352,500	5,345,500
Proceeds from stock options exercised	168,700	588,471
Proceeds from long-term debt	2,150,000	600,000
Distribution to minority interest	(75,000)	--
Payments on long-term debt	(3,018,995)	(1,648,229)
Cash provided by financing activities	26,577,205	4,885,742

NET INCREASE IN CASH	10,192,329	1,323,858
CASH AT BEGINNING OF PERIOD	2,998,758	854,932
CASH AT END OF PERIOD	$13,191,087	$2,178,790
CASH PAID DURING PERIOD FOR:
Interest	$1,708,777	$874,501
Income taxes	$565,988	$--

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions (continued):

In April 2007, the Company acquired the property relating to its club in Fort Worth, Texas for $2.5 million, comprised of $100,000 in cash and a note payable of $2.4 million.

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

On November 30, 2007, the Company purchased Miami Gardens Square One, Inc., owner/operator of Tootsie’s Cabaret in Florida for $25,486,000 (which includes inventories and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each, plus estimated transaction costs of $175,000.

In February 2008, the Company purchased an aircraft through the issuance of a note payable of $1,561,500.

On March 31, 2008, in connection with the acquisition of the remaining 49% of Playmates Gentlemen’s Club LLC, the Company issued 35,000 common shares valued at $700,000.

On March 31, 2008, the Company purchased The End Zone, Inc., owner/operator of Crazy Horse Too Cabaret in Philadelphia for $7,985,000 payable to the Sellers $3,500,000 in cash and $4,485,000 pursuant to the issuance of 195,000 shares of restricted common stock.

On April 11, 2008, the Company purchased Hotel Development Ltd., owner/operator of The Executive Club in Dallas, Texas for a total purchase price of $3,590,609, which was paid through the issuance of 152,082 shares of the Company’s restricted common stock and $46,490 in cash.  The Company also purchased the real property associated with the club, for a total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of the Company’s restricted common stock.

On April 15, 2008, the Company acquired three entities to form a media division for a total consideration of $1,069,754, consisting of $700,000 in cash and 21,740 shares of restricted common stock.

In April 2008, the holders of convertible debentures converted $825,000 of principal into 125,953 shares of the Company’s restricted common stock.

During the nine month period ended June 30, 2008, the holder of a convertible debenture converted $759,986 of principal and interest into 154,038 shares of restricted common stock.

On June 18, 2008, the Company purchased the assets of North by East Entertainment Ltd., owner/operator of the Platinum Club II in Dallas, Texas for a total purchase price of $1,500,000 cash.  As part of the transaction, the Company also acquired the real property associated with the club for a total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five year promissory note.   The Company also incurred $69,998 cost, which was paid in cash.

See accompanying notes to consolidated financial statements

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months and the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS AND NEW SIGNIFICANT ACCOUNTING PRINCIPLES

As explained in Note 9, on April 15, 2008, the Company acquired three entities in the media business.  Following are the significant accounting principles applied in the new segment.

Revenue Recognition

Revenues from the sale of magazines and related advertising content are recognized when the issue is published and shipped, net of estimated returns.  Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position as general and administrative expense.  There was no interest and an insignificant amount of general and administrative expenses recognized related to income taxes for the three months and nine months ended June 30, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months and nine months ended June 30, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of June 30, 2008:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	505,000	435,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options, or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of June 30, 2008, 438,000 shares of common stock were available for future grants under the Plan.

Accounting Treatment

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, “Share-Based Payments,” using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and nine months ended June 30, 2008 and 2007, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R.  Results for periods prior to October 1, 2006, have not been restated.  The compensation cost recognized for the three months ended June 30, 2008 and 2007 were $39,270 and $48,134, respectively, and for the nine months ended June 30, 2008 and 2007 were $117,810 and $178,846, respectively, as a result of implementing SFAS No. 123R.  There were 0 and 40,000 stock option exercises for the three months and nine months ended June 30, 2008, respectively.

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants.  The Company estimated the average holding period of vested options to be three years from the vesting period, using the simplified method.  There were no stock option grants for the three and nine month periods ended June 30, 2008.

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2008:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2007	545,000	$3.61
Granted at market price	-
Granted above market price	-
Cancelled or expired	-
Exercised	(40,000)	4.22
Outstanding as of June 30, 2008	505,000	$3.57	1.35	$6,683,350
Options exercisable as of June 30, 2008	435,000	$2.63	1.24	$6,165,350

4.  SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES
Club operations	$15,901,904	$8,254,798	$41,977,002	$22,488,664
Media	182,452	--	182,452	--
Internet websites	194,105	191,553	537,606	557,033
	$16,278,461	$8,446,351	$42,697,060	$23,045,697

NET INCOME
Club operations	$4,246,597	$1,969,896	$12,187,457	$4,369,195
Media	(123,588)	--	(123,588)	--
Internet websites	31,573	22,601	61,219	53,701
Corporate expenses	(1,189,382)	(875,911)	(3,115,450)	(2,461,346)
Income taxes	(1,135,996)	(84,859)	(2,791,782)	(84,859)
	$1,829,204	$1,031,727	$6,217,856	$1,876,691

5.  LONG-TERM DEBT

On November 9, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $600,000.  The term is for two years and the interest rate is 12% per annum.  At the election of the holders, the holders have the right at any time to convert all or any portion of the principal or interest amount of the debentures into shares of the Company’s common stock at a rate of $7.50 per share, which was higher than the closing price of the Company’s stock on November 9, 2006.  The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5.  LONG-TERM DEBT - continued

acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock.  The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC.

On October 12, 2007, the Company borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture.  Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008.  The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest.  The debenture plus any outstanding convertible interest is convertible by the holder into shares of our common stock at any time prior to the maturity date at the conversion price of $12 per share.  The value of the embedded beneficial conversion feature on the note payable was calculated using the EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  For the nine months ended June 30, 2008, interest expense related to the value of the embedded beneficial conversion feature was not significant.

In November 2007, the holder of a convertible debenture elected to convert $713,136 of principal and interest owed into 150,134 shares of the Company’s restricted common stock.

On November 30, 2007, in connection with the acquisition of Miami Gardens Square One, Inc., (see Note 9), the Company entered into two secured promissory notes in the amount of $5,000,000 each to the sellers (the "Notes"). The Notes bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes is payable monthly, in arrears, with the first payment due thirty (30) days after the closing of the transaction, which occurred on November 30, 2007. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount.

Effective February 1, 2008, the Company borrowed $1,000,000 from a lender.  The funds were utilized to pay off certain other Company debt in the amount of $1,797,529.  The new debt bears interest at 9% and interest is payable monthly until February 1, 2013 at which time the principal is due in full.  The note is collateralized by certain Company-owned property in Minneapolis, Minnesota.

In January 2008 and in April 2008, the holder of a convertible debenture converted $21,918 and $24,932 of interest owed into 1,826 and 2,078 shares of restricted common stock, respectively.

In February 2008, the Company borrowed $1,561,500 from a lender.  The funds were used to purchase an aircraft.  The debt bears interest at 6.15% with monthly principal and interest payments of $11,323 beginning March 12, 2008.  The note matures on February 12, 2028.

In connection with the acquisition of the real estate in Dallas related to the acquisition of Hotel Development Ltd., on April 11, 2008 (Note 9), the Company issued a $3,640,000 five-year promissory note (the "Promissory Note").  The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by the Company and Eric Langan, the

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5.  LONG-TERM DEBT - continued

Company’s Chief Executive Officer, individually.

In April 2008, the holders of convertible debentures converted $825,000 of principal into 125,953 shares of the Company’s restricted common stock.

On May 5, 2008, the Company issued $150,000 in two 10% convertible debentures with identical terms.  The debentures are payable interest only in quarterly payments and the entire principal and accrued interest is due in one year.  The holder of the debenture has the right to convert all or any portion of the principal and any accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $25.32 per share.

On June 18, 2008, in connection with the acquisition of the assets of the Platinum Club II in Dallas, Texas (Note 9), the Company’s wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company.  Pursuant to a Real Estate Purchase and Sale Agreement dated May 10, 2008, RCI paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”).  The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.

6.  TEMPORARY EQUITY

Through June 30, 2008, 215,000 shares of the Company’s common stock valued at $1,450,000 were reclassified from temporary equity to permanent equity, as the holders of the put option sold such shares on the open market.

In connection with the acquisition of The End Zone, Inc., owner and operator of the Company’s Philadelphia club on March 31, 2008, the Company issued 195,000 common shares with a put option at $23.00 per share (see Note 9).

In connection with the acquisition of the remaining 49% of Playmates Gentlemen’s Club LLC, operator of the Company’s Rick’s Austin club on March 31, 2008, the Company issued 35,000 common shares with a put option at $20.00 per share (see Note 9).

In connection with the acquisition of Hotel Development Ltd., operator of the Company’s Rick’s Dallas club on April 11, 2008, the Company issued 210,000 common shares with a put option at $25.00 per share (see Note 9).

In connection with the acquisition of three entities to form the Company’s new media division on April 15, 2008, the Company issued 21,740 common shares with a put option at $23.00 per share (see Note 9).

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

During the nine months ended June 30, 2008, the holder of a convertible debenture converted $759,986 of principal and interest owed into 154,038 shares of restricted common stock.

In April 2008, the holders of convertible debentures converted $825,000 of principal into 125,953 shares of the Company’s restricted common stock.

On June 12, 2008, the Company completed the private placement of 672,000 shares of our restricted common stock to institutional investors at a price of $20.00 per share for gross proceeds of $13,440,000 with net proceeds of approximately $12,375,000 to the Company after expenses.  The common stock was sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers in the private placement purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

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

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

8.  EARNINGS PER SHARE (EPS) - continued

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Basic earnings per share:
Net earnings applicable to common stockholders	$1,829,204	$1,031,727	$6,217,856	$1,876,691
Average number of common shares outstanding	8,240,914	6,112,678	7,536,104	5,539,923
Basic earnings per share	$0.22	$0.17	$0.83	$0.34
Diluted earnings per share:
Net earnings applicable to common stockholders	$1,829,204	$1,031,727	$6,217,856	$1,876,691
Adj. to net earnings from assumed conversion of debentures (1)	19,800	43,148	113,400	59,400
Adj. net earnings for diluted EPS computation	$1,849,004	$1,074,875	$6,331,256	$1,936,091
Average number of common shares outstanding:
Common shares outstanding	8,240,914	6,112,678	7,536,104	5,539,923
Potential dilutive shares resulting from exercise of warrants and options (2)	399,785	280,049	401,990	284,475
Potential dilutive shares resulting from conversion of debentures (3)	220,000	396,920	300,000	220,000
Total average number of common shares outstanding used for dilution	8,860,699	6,789,647	8,238,094	6,044,398

Diluted earnings per share	$0.21	$0.16	$0.77	$0.32

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2008 and 2007 totaling $2,410,000 and $2,895,621, respectively, were convertible into common stock at a price from $3.00 to $25.32 per share in 2008 and $3.00 to $7.50 per share  in 2007, respectively, and resulted in additional common shares (based on average balances outstanding).  Potential dilutive shares of 166,979 and 80,137 for the three and nine months ended June 30, 2008, respectively, have been excluded from earnings per share due to being anti-dilutive.

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
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS-continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition

Property and equipment	$633,411
Non-compete agreement	175,000
Goodwill	725,339
Net assets acquired	$1,533,750

The results of operations of this acquired entity, from November 10, 2006, are included in the Company’s results of operations, with minority interest offsetting such results in the accompanying balance sheet until such minority interest was acquired by the Company as disclosed below.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

On April 23, 2007, the Company completed a transaction for the purchase of 100% of the outstanding common stock of W.K.C., Inc., a Texas corporation (the "Business"), which owned and operated an adult entertainment cabaret known as New Orleans Nights ("New Orleans Nights") located in Fort Worth, Texas.  Pursuant to the stock purchase agreement, the Company acquired the Business for a total cash purchase price of $4,900,000.  As part of the transaction, the seller entered a five-year covenant not to compete with the Company or the Business.  In addition, RCI Holdings, Inc., the Company’s wholly owned subsidiary ("RCI"), entered into an assignment of that certain real estate sales contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where New Orleans Nights is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note").  The Promissory Note is secured by a deed of trust and security agreement.  Further, RCI entered into an assignment and assumption of lease agreement with the sellers to assume the lease agreement for the Real Property.  The Company also incurred $121,825 in costs.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$30,489
Property and equipment	2,968,126
Non-compete agreement	100,000
Goodwill	1,636,588
SOB licenses	4,423,210
Deferred tax liability	(1,636,588)
Net assets acquired	$7,521,825

The results of operations of this acquired entity are included in the Company’s results of operations since April 24, 2007.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS - continued

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of October 1, 2006.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	For Three Months Ended June 30, 2007	For Nine Months Ended June 30, 2007

Revenues	$8,770,081	$25,764,478
Net income	$1,049,917	$2,425,876

Net income per share – basic	$0.15	$0.39
Net income per share - diluted	$0.15	$0.37

Weighted average shares outstanding – basic	6,787,678	6,214,923
Weighted average shares outstanding – diluted	7,464,647	6,719,398

On May 10, 2007, the Company entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina.  The Company agreed to grant Licensee a license for use and exploitation of the Company’s logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America.  Pursuant to the agreement, Licensee agreed to pay the Company a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax.   No club has opened as of this time, but plans are for a location to open for business by the end of calendar year 2008.

On November 30, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Garden Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, the Company acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,486,000 (which includes inventory and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"), plus estimated transaction costs of $175,000. The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.  As part of the Transaction, Hickmore and Stanton entered into five-year covenants not to compete with the Company. Additionally, as part of the Transaction, the Company entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying lease agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give the Company the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$390,000
Property and equipment and other assets	4,919,000
Non-compete agreement	200,000
Goodwill	7,546,240
SOB licenses	20,152,000
Deferred tax liability	(7,546,240)
Net assets acquired	$25,661,000

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

Revenues	$16,278,461	$12,680,176	$45,663,714	$35,747,172
Net income	$1,829,204	$1,874,176	$6,579,348	$4,404,039

Net income per share – basic	$0.22	$0.26	$0.87	$0.66
Net income per share - diluted	$0.21	$0.24	$0.81	$0.62

Weighted average shares outstanding – basic	8,240,914	7,277,678	7,536,104	6,704,923
Weighted average shares outstanding – diluted	8,860,699	7,954,647	8,238,094	7,209,398

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

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

Revenues	$16,278,461	$13,003,906	$45,663,714	$38,465,953
Net income	$1,829,204	$1,892,366	$6,579,348	$4,953,223

Net income per share – basic	$0.22	$0.24	$0.87	$0.67
Net income per share - diluted	$0.21	$0.22	$0.81	$0.64

Weighted average shares outstanding – basic	8,240,914	7,952,678	7,536,104	7,379,923
Weighted average shares outstanding - diluted	8,860,699	8,629,647	8,238,094	7,884,398

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

On March 31, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operates “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”) from Vincent Piazza (the “Seller”).  As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.  At closing, the Company paid a purchase price of $3,500,000 in cash for the Partnership Interests and Membership Interests, and issued 195,000 shares of the Company’s restricted common stock (the “Rick’s Shares”) valued at $23 per share for the TEZ Shares.

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”).  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of June 30, 2008, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

Property and equipment and other assets	$3,882,885
Non-compete agreement	100,000
Goodwill	1,480,783
SOB licenses	4,002,115
Deferred tax liability	(1,480,783)
Net assets acquired	$7,985,000

The results of operations of this acquired entity are included in the Company’s results of operations since March 31, 2008.

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

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of June 30, 2008, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

In the event the Seller elects not to “Put” the Shares to the Company, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.

The full results of operations of this entity are included in the Company’s results of operations since March 31, 2008.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

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

At closing, the Company paid a total purchase price of $3,590,609 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of the Company’s restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued in accordance with EITF 99-12 at $23.30 per share ($3,544,119) and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of the Company’s restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1,349,721). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.  The Company also incurred costs in the amount of $37,848, which was paid in cash.

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the  Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Club Shares during that particular month.  The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

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
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

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

Net current assets	$34,445
Property and equipment and other assets	6,264,850
Non-compete agreement	300,000
Goodwill	972,687
SOB licenses	2,628,883
Deferred tax liability	(972,687)
Net assets acquired	$9,228,178

The results of operations of this entity are included in the Company’s results of operations since April 11, 2008.

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

(ii) $200,000 cash payable in 6 months; and

(iii) The issuance of 8,696 shares of restricted common stock valued at $17.01 per share (the "Closing Shares") in accordance with EITF 99-12.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

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

TEEZE/Adult Store RCI Media

Under the terms of a Purchase Agreement between John Cornetta ("Cornetta"), Waitt, RCI Media and Rick's dated April 15, 2008 (the "TEEZE/ASB Purchase Agreement"), the Company agreed to pay the following consideration to Cornetta and Waitt for the purchase of the TEEZE Stock and the Membership Interest:

(i) an aggregate of $200,000 cash at closing; and

(ii) the issuance of 6,522 shares of restricted common stock to each of Messrs. Waitt and Cornetta, for an aggregate of 13,044 shares of restricted common stock to be valued at $17.01 per share (the "Rick's TEEZE Shares") in accordance with EITF 99-12.

Pursuant to the TEEZE/ASB Purchase Agreement, on or after one year after the closing date, each of Messrs. Waitt and Cornetta shall have the right, but not the obligation to have Rick's purchase the Rick's TEEZE Shares

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

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

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation for the ED Publications, Inc. Adult Store Buyers LLC, and TEEZE International, Inc. acquisitions.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$532,773
Non-compete agreement	100,000
Goodwill	503,730
Net current liabilities	(66,749)
Net assets acquired	$1,069,754

The results of operations of these entities are included in the Company’s results of operations since April 15, 2008.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

On June 18, 2008, the Company’s wholly owned subsidiary RCI Entertainment (Northwest Highway), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of North by East Entertainment, Ltd., a Texas limited partnership (the “Seller”) by and through its general partner, Northeast Platinum, LLC, a Texas limited liability company (the “General Partner”) pursuant to an Asset Purchase Agreement dated May 10, 2008.  The Seller owned and operated an adult entertainment cabaret known as “Platinum Club II” (the “Club”), located at 10557 Wire Way (at Northwest Highway), Dallas, Texas  75220 (the “Real Property”).

At closing, the Company paid a total purchase price of $1,500,000 cash for the Purchased Assets.  At Closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9.  ACQUISITIONS AND DISPOSITIONS – continued

establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

As part of the transaction, the Company’s wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”).  Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, RCI paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”).  The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.  The Company also incurred $69,998 in costs, which was paid in cash.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$34,078
Property and equipment and other assets	6,000,000
Non-compete agreement	100,000
Goodwill	1,392,420
Other assets	43,500
Net assets acquired	$7,569,998

The full results of operations of this entity are included in the Company’s results of operations since June 18, 2008.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

10.  INCOME TAXES

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and nine months ended June 30, 2008 and 2007 as a result of the following:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

10.  INCOME TAX - continued

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

Computed expected tax expense	$1,008,154	$379,639	$3,063,276	$666,927
State income taxes	88,955	33,497	270,289	58,846
Stock option disqualifying dispositions and other permanent differences	10,942	(230,374)	(301,734)	(543,011)
Net operating loss carryforwards	92,709	(97,903)	(191,786)	(97,903)
Other	(64,764)	--	(48,263)	--
Total income tax expense	$1,135,996	$84,859	$2,791,782	$84,859

Included in the Company’s deferred tax liabilities at June 30, 2008 is approximately $14,400,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold or impaired.

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

In May 1997, the City of Houston agreed to defer implementation of the Ordinance until the constitutionality of the entire Ordinance was decided by court trial.  In February 1998, the U.S. District Court for the Southern District of Texas, Houston Division, struck down certain provisions of the Ordinance, including the provision mandating a 1,500 foot distance between a club and schools, churches and other sexually oriented businesses, lleaving intact the provision of the 750 foot distance as it existed prior to the Ordinance.  The City of Houston appealed the District Court’s rulings with the Fifth Circuit Court of Appeals.

In November 2003, a three judge panel from the Fifth Circuit Court of Appeals published their Opinion which affirmed the Trial Court’s ruling regarding lighting levels, customer and dancer separation distances and licensing of dancers and staff.  The Court of Appeals, however, did not follow the Trial Court’s ruling regarding

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

11.  LITIGATION – continued

the distance from which a club may be located from a church or school.  The Court of Appeals held that a distance measurement of 1,500 feet would be upheld upon a showing by the City of Houston that its claims that there were alternative sites available for relocating clubs could be substantiated. The case was remanded for trial on the issues of the alternative sites.

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

Additionally, the Company filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held on April 23 and 24, 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that Findings of Fact and Conclusions of Law be submitted to the Court as well as a Judgment in the case.  A form of judgment has been entered by the Court. The amortization award periods have already expired for the affected clubs.  An appeal of the amortization review by the Harris County District Court is being prepared. The clubs are currently seeking a stay of enforcement during the appeal.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, the Company presently intends to clothe the Company’s entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance which we have in three of our locations.  Approximately 10.6% of the Company’s club operation’s revenues for the nine months ended June 30, 2008 were in Houston, Texas.  The ruling could have a material adverse impact on the Company’s operations, but it is unknown at this time.

Texas State Patron Tax

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

11.  LITIGATION – continued

the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  The Company has paid the tax for the first two calendar quarters under protest and expensed the tax in the accompanying financial statements.  The Company has filed a lawsuit against the State to demand repayment of the taxes.

12.  POTENTIAL ACQUISITION

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

On June 30, 2008, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) to change the structure of the Purchase Price, to change the closing date and to change the termination date.  Pursuant to the terms of the Second Amendment, the Purchase Price shall be paid as follows:

(i)	$12,000,000 payable by cashier’s check, certified funds or wire transfer;

(ii)
$4,000,000 pursuant to a promissory note (the “Rick’s Promissory Note”), executed by and obligating the Company, bearing interest at eight percent (8%) per annum with a five (5) year amortization, with monthly payments of principal and interest to commence upon the first of the month following the Closing, with a balloon payment of all then outstanding principal and interest due upon the expiration of two (2) years from the execution of the Rick’s Promissory Note.

(iii)
$5,000,000 as evidenced by a Convertible Debenture of Rick’s bearing simple interest of four percent (4%) per annum (the “Convertible Debenture”).  The Convertible Debenture shall be payable commencing seven (7) months after the Closing Date (as defined herein) as follows:  Twenty-five (25) equal monthly principal payments of $200,000 in cash or by the conversion of 10,000 shares of the Company’s common stock, par value $0.01, at the option of the holder of the Convertible Debenture, plus interest payable in cash.

The (i) $12,000,000 cash payment, (ii) the Rick’s Promissory Note, and (iii) the Convertible Debenture are collectively referred to as the “Purchase Price.”

Further, pursuant to the terms of the Second Amendment, the Closing shall take place the later of (i) July 25, 2008 or (ii) five (5) days following (x) the approval and issuance to Purchaser of the licenses and authorizations and (y) receipt of the assignment of the Lease (the “Closing Date”).

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13.  SUBSEQUENT EVENT

In July 2008, the holder of convertible debentures converted his warrants and debentures of $660,000 into 50,000 and 220,000 shares of the Company’s restricted common stock, respectively.

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

GENERAL

As of June 30, 2008, we conducted our business in three different areas of operation:

1.  We own and operate upscale adult nightclubs serving primarily businessmen and professionals.  Our nightclubs offer live adult entertainment, restaurant and bar operations. We own and operate twelve adult nightclubs under the name "Rick's Cabaret" and "XTC" in Houston, Austin, Fort Worth, Dallas and San Antonio, Texas; Minneapolis, Minnesota; New York, New York, and Philadelphia, Pennsylvania.  We also operate four upscale venues that cater especially to urban professionals, businessmen and professional athletes called “Club Onyx” in Houston and Dallas, Texas and Charlotte, North Carolina.  In August, 2007, we converted our Club Onyx location in San Antonio, Texas to "Encounters," which is a club for adults who enjoy alternative lifestyles.  Currently, our newly acquired club in Miami Gardens, Florida, operates as “Tootsies Cabaret.“

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

3.  In April 2008, we acquired a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. As part of the transaction we also acquired two industry trade shows, two other industry trade publications and more than 25 industry websites.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking, and other products and services.  Our internet revenues are derived from subscriptions to adult content internet websites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities.  Our media division revenues are derived principally from advertising, sponsoring and  renting booths in trade shows, and magazine subscriptions.  Our fiscal year end is September 30.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

For the three months ended June 30, 2008, we had consolidated total revenues of $16,278,461 compared to consolidated total revenues of $8,446,351 for the three months ended June 30, 2007, an increase of $7,832,110 or 92.73%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Dallas, Texas, Philadelphia, Pennsylvania, and Miami Gardens, Florida in the amount of $6,790,991 and by the increase in revenues generated by our other locations in the amount of $856,115, an 10.37% increase; from our media group in the amount of $182,452, and from internet operations in the amount of $2,552 a 1.33% increase, from a year ago.  Total revenues for same-location-same-period of club operations increased to $8,079,872 for the three months ended June 30, 2008 from $7,450,469 for same period ended June 30, 2007, an 8.45% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the three months ended June 30, 2008 was 11.68% of total revenues compared to 12.76% for the three months ended June 30, 2007.  The decrease was due primarily to the ability to obtain volume discounts, especially in our club in Miami Gardens.  The cost of goods sold for the club operations for the three months ended June 30, 2008 was 11.53% compared to 12.91% for the three months ended June 30, 2007.  The cost of goods sold from our internet operations for the three months ended June 30, 2008 was 2.33% compared to 6.35% for the three months ended June 30, 2007.  The cost of goods sold from our media group for the three months ended June 30, 2008 was 34.87%.  The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2008 was 11.42%, compared to 12.62% for the same period ended June 30, 2007.

Payroll and related costs for the three months ended June 30, 2008 were $3,856,733 compared to $2,238,630 for the three months ended June 30, 2007.  The increase was primarily due to addition of the new clubs and purchase of the media group.  Payroll for same-location-same-period of club operations increased to $1,771,156 for the three months ended June 30, 2008 from $1,694,558 for the same period ended June 30, 2007.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the three months ended June 30, 2008 were $6,803,039 compared to $3,817,958 for the three months ended June 30, 2007.  The increase was significantly the result of the addition of new locations in Miami Gardens, Florida, Philadelphia, Pennsylvania, and Dallas, Texas, and purchase of our media group, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the three months ended June 30, 2008 was $700,788 compared to $345,130 for the three months ended June 30, 2007.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.  As of June 30, 2008, the balance of long-term debt was $31,699,060 compared to $14,895,002 a year earlier.

Net income for the three months ended June 30, 2008 was $1,829,204 compared to $1,031,727 for the three months ended June 30, 2007.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new clubs in Miami Gardens, Florida and Fort Worth, Texas.  Income before income taxes for same-location-same-period of club operations increased to $1,702,371 for the three months ended June 30, 2008 from $1,427,607 for the same period ended June 30, 2007, or by 19.25%.

Results of operations for the quarter ended June 30, 2008 were materially affected by certain one-time events: startup costs at two new clubs in Philadelphia and Dallas, non-recovery of the Texas patron tax in April and timing-related losses in our media division.  Following is a summary of these costs:

Startup losses:
Philadelphia	$350,000
Dallas	175,000
Non-recovery of patron tax	125,000
Losses in media division	125,000

Total	$775,000

The Philadelphia and Rick’s Dallas clubs will incur additional ramp-up costs in the next quarter but should begin to contribute to profits in the last calendar quarter of 2008.

The Company did not recover the Texas patron tax from customers during the month of April after a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The Company did not recover the tax from customers in April because the judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  The Company has paid the tax for the first two calendar quarters under protest and expensed the tax in the accompanying financial statements, amounting to $957,100 for the six months of 2008.  The Company has filed a lawsuit against the State to demand repayment of the taxes.

The media division had only one publication per magazine in the quarter, whereas the next quarter will have two publications each, along with the annual Expo.  Certain Expo and magazine expenses must be recognized on a current basis while the revenues are not recognized until the event or publication of the magazine.

The Company’s earnings per share were also affected by the 672,000 shares issued in June 2008 to finance the cash portion of the pending Las Vegas acquisition, which has not closed as of August 14, 2008.  These shares increased the weighted average shares outstanding for the quarter although the benefit from the acquisition will not be realized until after the transaction has been completed.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

For the nine months ended June 30, 2008, we had consolidated total revenues of $42,697,060 compared to consolidated total revenues of $23,045,697 for the nine months ended June 30, 2007, an increase of $19,651,363 or 85.27%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new clubs in Miami Gardens, Florida, Philadelphia, Pennsylvania and Dallas, Texas in the amount of $14,954,494 and by the increase in revenues generated by our other locations in the amount of $4,533,844, a 20.16% increase; from our media group in the amount of $182,452, offset by the decrease in internet operations in the amount of $19,427, a 3.49% decrease, from a year ago.  Total revenues for same-location-same-period of club operations increased to $23,815,855 for the nine months ended June 30, 2008 from $21,666,504 for same period ended June 30, 2007, a 9.92% increase.  The increase was primarily attributable to the overall increase in revenues in our club operations.

The cost of goods sold for the nine months ended June 30, 2008 was 11.42% of total revenues compared to 12.72% for the nine months ended June 30, 2007.  The decrease was due primarily to the ability to obtain volume discounts, especially in our club in Miami Gardens.  The cost of goods sold for the club operations for the nine months ended June 30, 2008 was 11.43% compared to 12.87% for the nine months ended June 30, 2007.  The cost of goods sold from our internet operations for the nine months ended June 30, 2008 was 2.81% compared to 6.90% for the nine months ended June 30, 2007.  The cost of goods sold from our media group for the nine months ended June 30, 2008 was 34.87%.  The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2008 was 11.52%, compared to 12.77% for the same period ended June 30, 2007.

Payroll and related costs for the nine months ended June 30, 2008 were $9,740,367 compared to $6,465,822 for the nine months ended June 30, 2007.  The increase was primarily due to addition of the new clubs and purchase of our media group.  Payroll for same-location-same-period of club operations increased to $5,174,921 for the nine months ended June 30, 2008 from $5,120,406 for the same period ended June 30, 2007.  Management currently believes that its labor and management staff levels are appropriate.

Other general and administrative expenses for the nine months ended June 30, 2008 were $17,427,338 compared to $11,022,757 for the nine months ended June 30, 2007.  The increase was significantly the result of the addition of new locations in Miami Gardens, Florida, Philadelphia, Pennsylvania, and Dallas, Texas, and purchase of our media group, which resulted in increases in taxes and permits, charge card fees, rent, advertising and marketing, legal and professional, indirect operating expenses, insurance, and utilities.  These increased expenses were also a result of increased revenues from our operations.

Interest expense for the nine months ended June 30, 2008 was $1,839,344 compared to $999,146 for the nine months ended June 30, 2007.  The increase was attributable to our obtaining new debt to finance the purchase and renovation of the new clubs.

Net income for the nine months ended June 30, 2008 was $6,217,856 compared to $1,876,691 for the nine months ended June 30, 2007.  The increase in net income was primarily due to the increase in revenues generated by our same-locations-same-period club operations and by our new clubs in Miami Gardens, Florida and Fort Worth, Texas.  Income before income taxes for same-location-same-period of club operations increased to $4,984,704 for the nine months ended June 30, 2008 from $3,420,377 for same period ended June 30, 2007, or by 45.74%.

Results of operations for the quarter ended June 30, 2008 were materially affected by certain one-time events: startup costs at two new clubs in Philadelphia and Dallas, non-recovery of the Texas patron tax in April and timing-related losses in our media division.  Following is a summary of these costs:

Startup losses:
Philadelphia	$350,000
Dallas	175,000
Non-recovery of patron tax	125,000
Losses in media division	125,000

Total	$775,000

The Philadelphia and Rick’s Dallas clubs will incur additional ramp-up costs in the next quarter but should begin to contribute to profits in the last calendar quarter of 2008.

The Company did not recover the Texas patron tax from customers during the month of April after a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The Company did not recover the tax from customers in April because the judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  The Company has paid the tax for the first two calendar quarters under protest and expensed the tax in the accompanying financial statements, amounting to $957,100 for the six months of 2008.  The Company has filed a lawsuit against the State to demand repayment of the taxes.

The media division had only one publication per magazine in the quarter, whereas the next quarter will have two publications each, along with the annual Expo.  Certain Expo and magazine expenses must be recognized on a current basis while the revenues are not recognized until the event or publication of the magazine.

The Company’s earnings per share were also affected by the 672,000 shares issued in June 2008 to finance the cash portion of the pending Las Vegas acquisition, which has not closed as of August 14, 2008.  These shares increased the weighted average shares outstanding for the quarter although the benefit from the acquisition will not be realized until after the transaction has been completed.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had working capital of $11,072,921 compared to a deficit of $2,792,577 at September 30, 2007.  The increase in working capital was primarily due to increases in cash and cash equivalents, accounts receivable - trade, inventory, prepaid expenses, other current assets and a decrease in current portion of long-term debts, offset by increases in accounts payable and accrued liabilities as a result of increased cash flow from operations, stock option exercises, long-term debt borrowings, and most substantially by common stock issuances.  The value of available-for-sale marketable securities decreased by $31,143 for the nine months ended in June 30, 2008.

Net cash provided by operating activities in the nine months ended June 30, 2008 was $9,857,401 compared to $2,652,237 for the nine months ended June 30, 2007.  The increase in cash provided by operating activities was primarily due to income from operations excluding depreciation.

We used $26,242,277 of cash in investing activities during the nine months ended June 30, 2008 compared to $6,214,121 during the nine months ended June 30, 2007.  The increase was principally due to the acquisition of the clubs in Miami Gardens, Florida, Philadelphia, Pennsylvania, and Dallas, Texas.  Cash of $26,577,205 was provided by financing activities during the nine months ended June 30, 2008 compared to $4,885,742 cash provided during the nine months ended June 30, 2007.  The increase in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the Florida club and for future acquisitions.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology.  We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Included in our deferred tax liabilities at June 30, 2008 is approximately $14,400,000 representing the tax effect of indefinite lived intangible assets from club acquisitions, which are not deductible for tax purposes.  These deferred tax liabilities will remain in our balance sheet until the related clubs are sold.

On November 19, 2007, we completed a private placement of equity securities solely to accredited investors.  Pursuant to the private placement, we issued 1,165,000 shares of our restricted common stock at a price of $14.00 per share for a total gross offering price of $16,310,000 with net proceeds of approximately $15,000,000 to us after expenses.  Pursuant to the terms of the transaction, we filed a registration statement on February 14, 2008, which became effective February 27, 2008.  The offer and sale of the common stock was made pursuant to exemptions from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

On June 12, 2008, we completed the private placement of 672,000 shares of our restricted common stock to institutional investors at a price of $20.00 per share for gross proceeds of $13,440,000 with net proceeds of approximately $12,375,000 to us after expenses.  The common stock was sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  All of the offers and sales of the common stock were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The purchasers in the private placement purchased the securities for their own account and not with a view towards or for resale. The private placement was conducted without general solicitation or advertising.

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

Our media division experiences fluctuations in revenues and profits based on dates of publications of magazines and presentation of the annual expo. The first and third calendar quarters will normally reflect higher revenues and profits in this division than the second and fourth calendar quarters.

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research; (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin, Dallas, and Fort Worth, Texas, Miami Gardens, Florida, and Philadelphia, Pennsylvania; (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise; (d) to develop new club concepts that are consistent with our management and marketing skills; (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises; and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina.

Thus far, during fiscal year 2008, we purchased four nightclub operations, the remaining 49% of another club, and a media group for $52,845,641.  The acquisitions were funded as follows: $23,464,194 in cash, $17,990,000 pursuant to four secured promissory notes: two in the amount of $5,000,000 each to the sellers and two in the amounts of $3,640,000 and $4,350,000 to a financial institution, $10,435,000 in 440,000 shares of common stock, $701,711 in debt forgiveness, plus estimated transaction costs of $241,142.  For the nine months ended June 30, 2008, the four acquired nightclubs had total revenues of approximately $14,954,000 and income before income tax of approximately $5,638,000.

During fiscal year 2007, we purchased two nightclub operations for $9,033,877.  The acquisitions were funded by the issuance of 125,000 shares of our restricted common stock, $5,500,000 in cash and $2,400,000 in debt.  For the nine months ended June 30, 2008, the nightclubs had total revenues of approximately $3,968,000 and a net loss before income tax of approximately $151,000.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000.  These acquisitions were funded primarily through indebtedness, $3,195,000, and cash, $670,000.  For the nine months ended June 30, 2008, these nightclub operations had total revenues of approximately $1,883,000 and a net loss of approximately $610,000.

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

In April 2008, we acquired a media group which we believe will enable us to (a) create new marketing synergies with major industry product suppliers; (b) expand our brand awareness through partnerships with national advertisers and liquor companies; (c) set up point of sale marketing in conjunction with print advertising; (d) improve bulk liquor pricing; and (e) diversify our revenue and income streams while remaining within our core competency.  In conjunction with the transaction, we also acquired numerous websites that we will incorporate into our internet division to increase our brand awareness and potential revenues.

The acquisition of additional clubs, internet operations, and/or other operations will require us to obtain additional debt or issuance of our common stock, or both.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.  An inability to obtain such additional financing could have an adverse effect on our growth strategy.

Potential Acquisition

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

On June 30, 2008, we entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) to change the structure of the Purchase Price, to change the closing date and to change the termination date.  Pursuant to the terms of the Second Amendment, the Purchase Price shall be paid as follows:

(i)	$12,000,000 payable by cashier’s check, certified funds or wire transfer;

(ii)
$4,000,000 pursuant to a promissory note (the “Rick’s Promissory Note”), executed by and obligating us, bearing interest at eight percent (8%) per annum with a five (5) year amortization, with monthly payments of principal and interest to commence upon the first of the month following the Closing, with a balloon payment of all then outstanding principal and interest due upon the expiration of two (2) years from the execution of the Rick’s Promissory Note.

(iii)
$5,000,000 as evidenced by a Convertible Debenture of Rick’s bearing simple interest of four percent (4%) per annum (the “Convertible Debenture”).  The Convertible Debenture shall be payable commencing seven (7) months after the Closing Date (as defined herein) as follows:  Twenty-five (25) equal monthly principal payments of $200,000 in cash or by the conversion of 10,000 shares of our common stock, par value $0.01, at the option of the holder of the Convertible Debenture, plus interest payable in cash.

The (i) $12,000,000 cash payment, (ii) the Rick’s Promissory Note, and (iii) the Convertible Debenture are collectively referred to as the “Purchase Price.”

Further, pursuant to the terms of the Second Amendment, the Closing shall take place the later of (i) July 25, 2008 or (ii) five (5) days following (x) the approval and issuance to Purchaser of the licenses and authorizations and (y) receipt of the assignment of the Lease (the “Closing Date”).

Subsequent Event

In July 2008, the holder of convertible debentures converted his warrants and debentures of $660,000 into 50,000 and 220,000 shares of our restricted common stock, respectively.

Item 3.	Controls and Procedures.

Eric S. Langan, our Chief Executive Officer and President, and Phillip K. Marshall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of June 30, 2008.  There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, the Company filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held on April 23 and 24, 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that Findings of Fact and Conclusions of Law be submitted to the Court as well as a Judgment in the case.  A form of judgment has been entered by the Court. The amortization award periods have already expired for the affected clubs.  An appeal of the amortization review by the Harris County District Court is being prepared. The clubs are currently seeking a stay of enforcement during the appeal.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  In such event, the Company presently intends to clothe the Company’s entertainers in a manner to eliminate the need for licenses and to take such steps as to not be subject to SOB ordinance compliance which we have in three of our locations.  Approximately 10.6% of the Company’s club operation’s revenues for the nine months ended June 30, 2008 were in Houston, Texas.  The ruling could have a material adverse impact on the Company’s operations, but it is unknown at this time.

TEXAS STATE PATRON TAX

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the appeal.  We have paid the tax for the first two calendar quarters under protest and expensed the tax in the accompanying financial statements.  We have filed a lawsuit against the State to demand repayment of the taxes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended June 30, 2008, in addition to the transaction previously disclosed on Form 8-K, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In April 2008, the holders of convertible debentures converted $825,000 into 125,953 shares of the Company’s restricted common stock.  Also, a different holder of convertible debentures converted $24,932 of interest payment into 2,078 shares of the Company’s restricted common stock.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 14, 2008	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Financial Officer