Form 10KSB
period 2008-09-30
RICKS CABARET INTERNATIONAL INC
filed 2008-12-29
CIK 935419

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008
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

Title Of Each Class
Common Stock, $.01 Par Value

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for the year ended September 30, 2008 were $59,929,478.

The aggregate market value of Common Stock held by non-affiliates of the registrant at December 5, 2008, based upon the last reported sales prices on the NASDAQ Global Market of $4.87 was $37,983,015.

As of December 5, 2008, there were approximately 9,344,325 shares of Common Stock outstanding (excluding treasury shares).

2

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Our name is Rick's Cabaret International, Inc. Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Nine of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; four operate under the name "XTC Cabaret"; one club that operates as “Encounters”; and one club that operates as “ Tootsie’s”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. In April 2008, we acquired a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. As part of the transaction we also acquired two industry trade shows, two other industry trade publications and more than 25 industry websites.

We also own and operate premiere adult entertainment Internet websites. Our online entertainment sites are, CouplesTouch.com, NaughtyBids.com and xxxpassword.com. CouplesTouch.com is a personals site for those in the swinging lifestyle. Naughtybids.com is our online adult auction site. It contains consumer-initiated auctions for items such as adult videos, apparel, photo sets, adult paraphernalia and other erotica. There are typically approximately 10,000 active auctions at this site at any given time. We charge the seller a fee for each successful auction. The site xxxPassword.com features adult content licensed through Voice Media, Inc. Most of our sites use proprietary software platforms written by us to deliver the best experience to the user without being constrained by off-the-shelf software solutions.

Our website address is www.Ricks.com. Upon written request, we make available free of charge our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-KSB.

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

Female Entertainers. Our policy is to maintain high standards for both personal appearance and personality for the entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to talk with customers. We prefer that performers who work at our clubs be experienced entertainers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

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

Food and Drink. We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional wait staff and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. At most locations, our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak, and lobster. An extensive selection of quality wines is available at most locations.

Controls. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. At each location, we have designed and implemented internal procedures and controls to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control each nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert local management of any variances from expected financial results based on historical norms. We conduct a monthly independent overview of our financial condition and operating results.

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

Advertising and Promotion. Our consumer marketing strategy is to position our “Rick's Cabaret” brand clubs as premiere entertainment facilities that provide exceptional topless entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers including hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for Pay-Per-View features as well. Business stories about Rick's Cabaret have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications.

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio, Dallas, Fort Worth and Austin, Texas; Minneapolis, Minnesota; Philadelphia, Pennsylvania; New York, New York; and Las Vegas, Nevada. We also operate a similar nightclub under the name “Tootsie’s” in Miami Gardens, Florida. We also operate a total of four nightclubs (two in Houston, one in Dallas and one in Charlotte, North Carolina), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own four nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, and two in Houston, Texas. We also operate a club in San Antonio as “Encounters.” We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT NIGHTCLUB TRANSACTIONS

1.
On April 23, 2007, we completed a transaction for the purchase of 100% of the outstanding common stock of W.K.C., Inc., a Texas corporation (the "Business"), which owned and operated an adult entertainment cabaret known as New Orleans Nights ("New Orleans Nights") located in Fort Worth, Texas. Pursuant to the Stock Purchase Agreement, we acquired the Business for a total cash purchase price of $4,900,000. In addition, RCI Holdings, Inc., our wholly owned subsidiary ("RCI"), entered into an Assignment of that certain Real Estate Sales Contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where the club is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note"). The Promissory Note is secured by a Deed of Trust and Security Agreement. Further, RCI entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the Real Property.

2.
On May 10, 2007, we entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina. Under the terms of the Licensing Agreement, we agreed to grant Licensee a license for use and exploitation of our logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America. Pursuant to the agreement, Licensee agreed to pay us a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax. No club has opened as of this time.

3.
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

4.
On March 31, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operated a nightclub previously known as “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania 19148 (the “Real Property”) from Vincent Piazza (the “Seller”). As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”). The Partnership owns the Real Property where the Club is located. At closing, the Company paid a purchase price of $3,500,000 in cash for the Partnership Interests and Membership Interests, and issued 195,000 shares of the Company’s restricted common stock (the “Rick’s Shares”) valued at $23 per share for the TEZ Shares.

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”). At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency. As of September 30, 2008, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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

5.
On March 31, 2008, the Company’s subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by the Company of RCI. Playmates owns an adult entertainment cabaret previously known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”). Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1,401,711 which was paid $701,711 in cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of the Company’s restricted common stock valued at $20.00 per share (the “Shares”). For accounting purposes, the Company’s investment in 2008 is only $751,000, due to the previous losses of the minority interest which have been expensed. The investment has been assigned to goodwill.

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”). Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month. At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares. As of September 30, 2008, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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

6.
On April 11, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Dallas), Inc., completed the acquisition of 100% of the issued and outstanding partnership interest (the "Partnership Interest") of Hotel Development - Texas, Ltd, a Texas limited partnership (the "Partnership") and 100% of the issued and outstanding membership interest (the "Membership Interest") of HD-Texas Management, LLC, a Texas limited liability company, the general partner of the Partnership (the "General Partner") from Jerry Golding, Kenneth Meyer, and Charles McClure (the "Sellers"). The Partnership owns and operates an adult entertainment cabaret previously known as "The Executive Club" (the "Club"), located at 8550 North Stemmons Freeway, Dallas, Texas 75247 (the "Real Property"). As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. ("RCI"), also acquired the Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC").

At closing, the Company paid a total purchase price of $3,590,609 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of the Company’s restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $23.30 per share ($3,544,119) and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of the Company’s restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1,349,721). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, the Company’s Chief Executive Officer, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership. The Company also incurred costs in the amount of $37,848, which was paid in cash.

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Club Shares during that particular month. The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

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

7.
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

At closing, the Company paid a total purchase price of $1,500,000 cash for the Purchased Assets. At Closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

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

8.
On September 5, 2008, our wholly owned subsidiary RCI Entertainment (Las Vegas), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of DI Food & Beverage of Las Vegas, LLC, a Nevada limited liability company (the “Seller”) pursuant to a Third Amended Asset Purchase Agreement (the “Third Amendment”) between Purchaser, Rick’s Cabaret International, Inc. (“Rick’s”), Seller, and Harold Danzig (“Danzig”), Frank Lovaas (“Lovaas”) and Dennis DeGori (“DeGori”) who are all members of Seller. The Seller owned and operated an adult entertainment cabaret previously known as “Scores” (the “Club”), located at 3355 Procyon Street, Las Vegas, Nevada 89102 (the “Real Property”).

At Closing, Purchaser paid Seller an aggregate amount as follows (the “Purchase Price”):

(i)	$12,000,000 payable by wire transfer;

(ii)
$3,000,000 pursuant to a promissory note (“the Rick’s Promissory Note”), executed by and obligating Rick’s, bearing interest at eight percent (8%) per annum with a five (5) year amortization, with monthly payments of principal and interest, with the initial monthly payment due in April 2009 with a balloon payment of all then outstanding principal and interest due upon the expiration of two (2) years from the execution of the Rick’s Promissory Note; and

(iii)	200,000 shares of restricted common stock, par value $0.01 of Rick’s (the “Rick’s Shares”) issued to the Seller.

As part of the transaction, we entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than 6,250 of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”). At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3,000,000 from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30-day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.

Upon closing of the transaction, we entered a two-year Non-Compete Agreement with DeGori (the “DeGori Non-Compete Agreement”) pursuant to which DeGori agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada or in a radius of 25 miles of Clark County, Nevada; provided, however, that the Non-Competition Agreement specifically excluded the Penthouse Club and the Bada Bing Club located in Clark County, Nevada. We agreed to pay DeGori cash consideration of $66,667 for entering into the Non-Competition Agreement. Additionally, at Closing, we also entered into a 12-month Consulting Agreement with DeGori (the “Consulting Agreement”) for a total aggregate of $133,333 in consulting fees payable in eighteen (18) equal monthly payments of $7,407.38 per month with the first payment due October 15, 2008.

Upon closing of the transaction, we entered a one-year Non-Compete Agreement with Lovaas (the “Lovaas Non-Compete Agreement”) pursuant to which Lovaas agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada, or any of its surrounding counties; provided, however, that this Non-Competition Agreement shall specifically exclude the Penthouse Club and the Bada Bing Club located in Clark County, Nevada.

RECENT MEDIA ACQUISITIONS

On April 15, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Media Holdings), Inc., a Texas corporation ("RCI Media"), acquired 100% of the issued and outstanding common stock (the "ED Stock") of ED Publications, Inc., a Texas corporation ("ED"), 100% of the issued and outstanding common stock (the "TEEZE Stock") of TEEZE International, Inc., a Delaware corporation ("TEEZE") and 100% of the issued and outstanding membership interest (the "Membership Interest") of Adult Store Buyers Magazine, LLC, a Georgia limited liability company.

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

TEEZE/ADULT STORE BUYER

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

BUSINESS ACTIVITIES--INTERNET ADULT ENTERTAINMENT WEB SITES

In 1999, we began adult Internet website operations. Our xxxPassword.com website features adult content licensed through Voice Media, Inc. We added CouplesTouch.com in 2002 as a dating site catering to those in the swinging lifestyle. In 2005 we purchased CouplesClick.net, a competing site of our CouplesTouch.com site, in order to broaden our membership throughout the United States. As part of this transaction, we organized RCI Dating Services, Inc., which operates as an addition to our internet operations, to acquire CouplesClick.net from ClickMatch, LLC. We transferred our ownership in CouplesTouch.com to RCI Dating and, as a result of the transaction, we obtained an 85% interest in RCI Dating, with the remaining 15% owned by ClickMatch.

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

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s”, "XTC Cabaret" and “Club Onyx” are proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainers. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit. Previously subject to annual renewal, the TABC recently changed to a renewal every two years, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota, North Carolina, Nevada, Pennsylvania, Florida, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of a topless cabaret is subject to restriction by city ordinance. For example, topless nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret (see “Legal Proceedings" herein). The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses.

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s”, “Club Onyx” and “XTC Cabaret” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the "RICK'S CABARET", “CLUB ONYX” and “XTC CABARET” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2008, we had approximately 1,100 employees, of which 175 are in management positions, including corporate and administrative and Internet operations and approximately 925 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2008, we had independent contractor relationships with approximately 2,500 entertainers, who are self-employed and perform at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

As of September 30, 2008, we owned 908,530 treasury shares of our common stock that we acquired in open market purchases and from investors who originally acquired the shares from us in private transactions. At this time, we do not have any plan to use these shares to acquire any assets.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock. During the fiscal year ending September 30, 2008, no shares were purchased under this program. Subsequent to the fiscal year end, we purchased 48,200 shares of common stock in the open market at prices ranging from $3.54 to $5.95.

ITEM 2.	PROPERTIES

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2008, the balance of the mortgage was $357,413. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the real property for six locations of Rick's Cabaret (in Houston, San Antonio, Minneapolis, Fort Worth, Philadelphia and Dallas), two Club Onyx locations in Houston and one in Dallas and two locations of XTC (in Austin and in San Antonio). In Houston, we own the property where a club known as “Iniquity” is located (previously “Club Encounters”), which is currently under lease to Iniquity LLC. We lease property for our XTC South (Houston), XTC North (Houston), Club Encounters (San Antonio), Rick’s Cabaret-New York and Las Vegas, Club Onyx Charlotte, Rick’s Cabaret-Austin and Tootsie’s (Miami Gardens, Florida) locations.

ADDITIONAL PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with an initial balance of $1,270,000 and an interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2008, the balance of the mortgage was $1,181,549. During fiscal year 2008, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2008, the balance of the mortgage was $967,452. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance, as of September 30, 2008, that we owe on the mortgage is $1,000,000 and the interest rate is 9%. We pay $7,500 in monthly principal and interest payments. The last mortgage payment is due in 2013.

4.
The property for our XTC Cabaret nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the this mortgage as of September 30, 2008 is $199,613 with an interest rate of 11% and monthly principal and interest payments of $3,445. We also have an additional mortgage on the property which we obtained in November 2004. The principal balance of the additional mortgage was $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000, which we combined with the $900,000 mortgage, and in August 2005 we restructured this additional mortgage. The monthly principal and interest payment is $15,034. As of September 30, 2008, the balance of the additional mortgage was $871,054. The last payments for both mortgages are due in 2015.

5.
We own the property for our XTC Cabaret nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2008, the balance of this mortgage was $547,789. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
We own an 8,000 square foot Houston property where a club known as “Iniquity” (previously “Club Encounters”) is located. In November 2004, this property, together with property in Austin, was used as additional collateral to secure the $900,000 mortgage referenced in paragraph 4 above. This property is currently listed for sale.

7.
Our subsidiary, Citation Land LLC, owns a 338-acre ranch in Brazoria County, Texas. A balloon payment of $287,920 was paid in March 2006. 11.9 acres of this property were sold in October 2007 for $36,000 at no gain or loss. This property is currently listed for sale.

8.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we currently operate Club Onyx South. Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.

9.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s-San Antonio is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. As of September 30, 2008, the balance of the promissory notes was $918,552.

10.
On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, acquired the real property located at 7101 Calmont, Fort Worth, Texas 76116 for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter. The promissory note is secured by a Deed of Trust and Security Agreement. Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the real property. We currently operate this property as Rick’s Cabaret. As of September 30, 2008, the balance of the promissory note was $2,117,663.

11.
As part of the acquisition of The End Zone in Philadelphia, Pennsylvania, we acquired 51% of the issued and outstanding partnership interest of the partnership that owns the real property at 2908 S. Columbus Blvd., Philadelphia, Pennsylvania. At closing, we paid a purchase price of $3,500,000 in cash for the partnership interests.

12.
As part of the transaction to acquire Hotel Development, Ltd. which operated the Executive Club in Dallas, RCI Holdings, Inc. acquired the related real property located at 8550 N. Stemmons Freeway, Dallas, Texas from DPC Holdings, LLC, a Texas limited liability company. As consideration for the purchase of the real property, RCI Holdings, Inc. paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of our restricted common stock to be valued at $23.30 per share ($1,349,721). The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by us and Eric Langan, our Chief Executive Officer, individually. As of September 30, 2008, the balance of the promissory note was $3,606,683.

13.
As part of the acquisition of the Platinum Club II in Dallas, we acquired the real property located at 10557 Wire Way Place (at Northwest Highway), Dallas, Texas from Wire Way, LLC, a Texas limited liability company. Pursuant to a Real Estate Purchase and Sale Agreement dated May 10, 2008, we paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note. The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. As of September 30, 2008, the balance of the promissory note was $4,327,169.

PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term is for five years, beginning March 2004, with an additional five-year lease option thereafter. The monthly rent was $8,000 until August 31, 2006, at which time the monthly base rent increased to $9,000.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease, which will terminate in April 2023. The monthly rent is currently $43,995. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

3.
We lease the property in Charlotte, North Carolina, where our Club Onyx Charlotte is located. We executed an amended lease in February 2007, which will terminate in February 2017. The monthly rent is $17,500 until February 2010, at which time the monthly base rent will increase to $18,500 until February 2013, at which time the rent will escalate to $20,000 until February 2017.

4.
We lease the property in South Houston, Texas, where our XTC South is located. The lease term is for 79 months, beginning May 1, 2006, and terminates in December 2012. The monthly rent is $3,000 for the first 43 months and $3,500 thereafter.

5.	We lease the property in San Antonio, Texas, where our Club Encounters club is located. The lease term is for five years, beginning July 1, 2006, with monthly rent of $5,000.

6.
We lease the property in Austin, Texas, where our Rick’s Cabaret Austin is located. The lease term is for 10 years, beginning November 10, 2006, with monthly payments of $29,000. We also have the option to renew for an additional ten years.

7.
We lease the property in Miami Gardens, Florida, where Tootsie’s is located with monthly rent of $70,938. Under theAssignment of Lease, the original lease term continues through June 30, 2014, with two option periods which give us theright to lease the property through June 30, 2034.

8.
We lease the property in Las Vegas, Nevada, where our new Rick’s Cabaret Las Vegas club is located with monthly rent of $100,000. The original lease term continues through January 1, 2011 with an option period beginning on that date through January 1, 2016 at $180,000 per month. We also have an option to acquire the property through January 1, 2016 for $23,000,000.

ITEM 3.	LEGAL PROCEEDINGS

In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation which affects our Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January 2007. The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing sexually oriented businesses in Houston in 1997. The Trial Court found the Ordinance constitutional and enforceable. Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court. An appeal to the Fifth Circuit Court of Appeals was timely filed. The Fifth Circuit granted a stay pending appeal. Oral argument was held before the Fifth Circuit Court of Appeals in August 2007. The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007. Pleadings were filed seeking a stay against enforcement of the provisions of the Ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling. The United States Supreme Court refused to hear the matter.

Additionally, we filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance. The amortization process was abated in 1998 due to the possible multiplicity of court actions. The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance. Trial on the amortization cases was held in April 2008. At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A form of judgment has been entered by the Court. The amortization award periods have already expired for our affected clubs. An appeal of the amortization review by the Harris County District Court was filed. A stay sought by the clubs during the appeal was denied. In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating. We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance. Approximately 9.4% of our club operation’s revenues and 2.2% of income before income taxes for the twelve months ended September 30, 2008 were in Houston, Texas. It is unknown at this time whether this will have a material effect on our operations.

OTHER LEGAL MATTERS

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect a $5 surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the court’s ruling. In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. We have paid the tax for the first three calendar quarters under protest and expensed the tax in the accompanying financial statements. The Company’s Texas clubs have filed a lawsuit against the State to demand repayment of the taxes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on September 2, 2008. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom, Travis Reese and Luke Lirot were nominated and elected as Directors with the following vote results at the shareholder meeting:

	For	Withheld

Eric S. Langan	6,028,065	197,634
Robert L. Watters	6,144,998	195,587
Steven L. Jenkins	6,030,112	33,545
Alan Bergstrom	6,027,844	80,701
Travis Reese	6,192,154	197,855
Luke Lirot	6,191,992	33,707

At the Annual Meeting, the Shareholders ratified Whitley Penn LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended September 30, 2008, with the following vote results:

6,210,938	Votes FOR Ratification
8,350	Votes AGAINST Ratification
6,408	Votes ABSTAINING

At the Annual Meeting, the Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 20,000,000 with the following vote results:
5,989,653	Votes FOR Ratification
87,239	Votes AGAINST Ratification
148,803	Votes ABSTAINING

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

COMMON STOCK PRICE RANGE
	HIGH	LOW
Fiscal 2008

First Quarter	$29.79	$11.01
Second Quarter	$27.47	$19.00
Third Quarter	$26.74	$14.80
Fourth Quarter	$18.14	$9.64

Fiscal 2007

First Quarter	$8.88	$5.27
Second Quarter	$11.04	$6.21
Third Quarter	$9.75	$8.26
Fourth Quarter	$12.49	$7.89

On December 5, 2008, the last sales price for the common stock as reported on the NASDAQ Global Market was $4.87. On December 5, 2008, there were approximately 209 stockholders of record of our common stock (not including shares held by shareholders in street name).

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

On September 29, 2008, our board of directors authorized us to repurchase up to $5,000,000 worth of our common stock. As of September 30, 2008, no shares had been purchased under this program. Subsequent to the fiscal year end, we purchased 48,200 shares of common stock at prices ranging from $3.54 to $5.95.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	420,000	$3.86	438,000

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1,000,000. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1,500,000. As of September 30, 2008, 420,000 stock options were outstanding under the 1999 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In July 2008, we issued 270,000 shares of our restricted common stock to convert certain outstanding debentures.

In September 2008, in connection with the Las Vegas club acquisition, we issued 200,000 shares to the sellers and 10,000 shares as a finder’s fee.

In September 2008, a holder of a convertible debenture converted $24,936 of interest owed into 2,078 shares of our restricted common stock.

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

As discussed in the section entitled “Legal Proceedings” herein, we are subject to litigation regarding our Sexually Oriented Business licenses in Houston, Texas. In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation which affects our Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January, 2007. The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing sexually oriented businesses in Houston in 1997. The Trial Court found the Ordinance constitutional and enforceable. Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court. An appeal to the Fifth Circuit Court of Appeals was timely filed. The Fifth Circuit granted a stay pending appeal. Oral argument was held before the Fifth Circuit Court of Appeals in August, 2007. The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007. Pleadings were filed seeking a stay against enforcement of the provisions of the Ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling. The United States Supreme Court refused to hear the matter.

Additionally, we filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance. The amortization process was abated in 1998 due to the possible multiplicity of court actions. The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance. Trial on the amortization cases was held in April, 2008. At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A form of judgment has been entered by the Court. The amortization award periods have already expired for our affected clubs. An appeal of the amortization review by the Harris County District Court was filed. A stay sought by the clubs during the appeal was denied. In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating. We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance. Approximately 9.4% of our club operation’s revenues and 2.2% of income before income taxes for the twelve months ended September 30, 2008 were in Houston, Texas. It is unknown at this time whether this will have a material effect on our operations.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect a $5 surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the court’s ruling. In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. We have paid the tax for the first three calendar quarters under protest and expensed the tax in the accompanying financial statements. The Company’s Texas clubs have filed a lawsuit against the State to demand repayment of the taxes.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we have been required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Subsequently in fiscal 2009, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Uninsured Risks

We maintain insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where we operate or expand. For example, the Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs in Texas be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code. There can be no assurance, however, that uninsured liabilities may not arise in the markets in which we operate which could have a material adverse effect on the Company.

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s”, “Club Onyx”, and “XTC Cabaret” are established under the common law based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. "RICK'S AND STARS DESIGN" logo, "RICK'S CABARET", “CLUB ONYX” and “XTC CABARET” are registered through service mark registrations issued by the United States Patent and Trademark Office . We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps taken by the Company to protect its Service Marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Our Stock Price Has Been Volatile and May Fluctuate in the Future

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

●	our performance and prospects;
●	the depth and liquidity of the market for our securities;
●	sales by selling shareholders of shares issued or issuable in connection with certain convertible notes;
●	investor perception of us and the industry in which we operate;
●	changes in earnings estimates or buy/sell recommendations by analysts;
●	general financial and other market conditions; and
●	domestic economic conditions.

Public stock markets have experienced, and may experience, extreme price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities.

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 5, 2008, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 14.2% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Other Risk Factors May Adversely Affect Our Financial Performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

GENERAL INFORMATION

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Nine of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; four clubs operate under the name "XTC Cabaret"; one club that operates as “Encounters”, and one club that operates as “ Tootsie’s”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. No sexual contact is permitted at any of our locations.

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

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services. Our Internet revenues are derived from subscriptions to adult content Internet websites, traffic/referral revenues, and commissions earned on the sale of products and services through Internet auction sites, and other activities. Media revenues include sale of advertising content and revenues from an annual Expo convention. Our fiscal year end is September 30.

For several years, we have greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these web sites.

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

Accounts and Notes Receivable

Trade accounts receivable for the nightclub operation is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable is primarily comprised of receivables for advertising sales and Expo registration. The Company’s accounts receivable, other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.

Marketable Securities

Marketable securities at September 30, 2008 and 2007 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2008 and 2007, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There has been no realized gains or losses related to marketable securities for the years ended September 30, 2008 and 2007, respectively. Marketable securities held at September 30, 2008 and 2007 have a cost basis of approximately $13,000. Due to lack of market transaction, the value of marketable security was written off from the Company’s balance sheet as of September 30, 2008.

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

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2008, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no goodwill impairment at September 30, 2008. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Revenues from the sale of magazines and related advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August.

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. Total sales and liquor taxes aggregated $3,815,648 and $2,256,251 for the years ended September 30, 2008 and 2007, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of October 1, 2007, as required. The adoption of FIN 48 has had no effect on the Company's consolidated financial position, results of operations or cash flows. There are no unrecognized tax benefits to disclose in the notes to the financial statements.

Stock Options

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the year ended September 30, 2008, includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. Results for periods prior to October 1, 2006, have not been restated. The compensation cost recognized for the year ended September 30, 2008 and 2007 was $157,080 and $196,871, respectively, as a result of implementing SFAS No. 123R. There were 125,000 and 252,500 stock option exercises for the year ended September 30, 2008 and 2007, respectively.

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be effective for the Company beginning in fiscal 2010 for business combinations occurring after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2010. The Company does not expect that SFAS 160 will have a material impact on its financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for the Company beginning in fiscal 2009. The Company is currently in the process of assessing the impact that SFAS 157 and SFAS 159 may have on the Company’s consolidated financial statements.

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 110 which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has utilized the simplified method for option grants during the year ended September 30, 2007. There were no option grants during the year ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

For the fiscal year ended September 30, 2008, we had consolidated total revenues of $59,929,478, compared to consolidated total revenues of $32,013,940 for the year ended September 30, 2007. This was an increase of $27,915,538 or 87.2%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from our existing clubs, especially from our New York location. Revenues from nightclub operations for same-location same-period increased by 14.6% and for Internet businesses decreased by a negligible amount.

Our operating margin (income from operations divided by total revenues) was 22.9% for the year ended September 30, 2008 compared to 12.8% for the prior year. The increase was due principally to the increase in sales and the contribution from our Miami Gardens, Florida club.

Our income before minority interest for the year ended September 30, 2008 was $11,069,734 compared to $2,863,501 for the year ended September 30, 2007. The increase in income from operations was primarily due to the increase in revenues from our new clubs and from our New York and Fort Worth locations. Our income from nightclub operations (excluding corporate overhead) was $15,575,561 for the year ended September 30, 2008 compared with $6,695,818 for the year ended September 30, 2007. Our income from operations for our Internet businesses (excluding corporate overhead) was $89,194 for the year ended September 30, 2008 compared with $63,919 for the year ended September 30, 2007. Our income from operations for our nightclub operations for the same-location-same-period increased by 21.9%. Our income for our Internet operations for the same-web-site-same-period increased by 39.5%.

Our cost of goods sold for the year ended September 30, 2008 was 11.6% of total revenues compared to 12.6% of related revenues for the year ended September 30, 2007. The decrease was due primarily to the acquisitions of Tootsie’s which has the ability to buy and store large amounts of inventory, thus taking advantage of volume discounts. Our cost of goods sold for the nightclub operations for the year ended September 30, 2008 was 11.7% of our total revenues from club operations compared to 12.7% for the year ended September 30, 2007. Cost of goods sold for same-location-same-period decreased to 12.2% for the year ended September 30, 2008 compared to 12.7% for the year ended September 30, 2007. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2008 was 2.6% compared to 6.6% of related revenues for the year ended September 30, 2007.

Our payroll and related costs for the year ended September 30, 2008 were $14,002,442 compared to $8,936,730 for the year ended September 30, 2007. The increase was primarily due to the increase in payroll in our opening new clubs and the increase in the minimum wage. Our payroll for our nightclub operations for same-location-same-period increased by 8.7%. The increase was primarily due to increases in payroll in our clubs due to increases in revenues. Our payroll for Internet operations increased by 1.2%. We believe that our labor and management staff levels are at appropriate levels.

Our other general and administrative expenses for the year ended September 30, 2008 were $25,247,127 compared to $14,938,002 for the year ended September 30, 2007. The increase was primarily due to the increase in taxes and permits, rent, legal and professional, utilities, insurance, and advertising and marketing expenses from opening new locations, from our existing clubs. Other selling, general and administrative expenses for same-location-same-period for the nightclub operations increased by 15.5%. The increase was primarily due to the increase in taxes and permits, rent, legal and professional, utilities, insurance, and advertising and marketing expenses. Other selling, general and administrative expenses for Internet operations decreased by 5.2%.

Our interest expense for the year ended September 30, 2008 was $2,712,987 compared to $1,335,713 for the year ended September 30, 2007. The increase was primarily due to the increase in debt in relation to the purchase of new clubs, including approximately $8 million in bank financing of real property. We have increased our long term debt to $33,557,406 as of September 30, 2008 compared to debt of $14,387,339 as of September 30, 2007.

Our net income was $7,660,667 for the fiscal year ended September 30, 2008 compared to $3,054,899. The increase in our net income was primarily a result of the factors discussed in the paragraphs above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had working capital of $327,800 compared to a working capital deficit of $1,030,472 as of September 30, 2007. Because of the large volume of cash we handle, stringent cash controls have been implemented. The increase in working capital was primarily due to working capital provided by operations, net of uses of working capital for investing purposes. At September 30, 2008, our cash and cash equivalents were $5,602,645 compared to $2,998,758 at September 30, 2007.

Our depreciation for the year ended September 30, 2008 was $2,278,607 compared to $1,438,158 for the year ended September 30, 2007. Our amortization for the year ended September 30, 2008 was $263,076 compared to $158,492 for the period ended September 30, 2007.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2008	2007
Net cash provided by operating activities	$14,819,267	$4,383,121
Net cash used in investing activities	(38,711,804)	(6,791,794)
Net cash provided by financing activities	26,496,424	4,552,499
Net increase in cash and cash equivalents	$2,603,887	$2,143,826

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

Debt Financing:

On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, entered into an Assignment of that certain Real Estate Sales Contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 where New Orleans Nights was located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter. The promissory note is secured by a Deed of Trust and Security Agreement. Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the Real Property.

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

As part of the acquisition of the Executive Club in Dallas, we acquired the related Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC"). As consideration for the purchase of the Real Property, RCI paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of our restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1,349,721). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually.

As part of the acquisition of the Platinum Club II in Dallas, we acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, we paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.

As part of the acquisition of the Las Vegas club, part of the purchase price was $3,000,000 pursuant to a promissory note (“the Rick’s Promissory Note”), executed by and obligating Rick’s, bearing interest at eight percent (8%) per annum with a five (5) year amortization, with monthly payments of principal and interest, with the initial monthly payment due in April 2009 with a balloon payment of all then outstanding principal and interest due upon the expiration of two (2) years from the execution of the Promissory Note.

In May 2008, we borrowed $150,000 from two unrelated individuals under terms of a 10% convertible debenture. Interest only is payable quarterly beginning in August 2008 and the note matures in May 2009. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal and interest amounts of the debentures into shares of the Company’s common stock at a rate of $25.32 per share. On August 31, 2008, the Company paid part of the principal in the amount of $50,000 in cash.

Financing from related parties:

On November 9, 2006, we entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $7.50 per share, which was higher than the closing price of our stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC. These debentures matured and were retired in November 2008.

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments:

	Operating Lease	Debt(1)	Total

2009	$3,261,190	$2,644,541	$5,905,731
2010	3,233,958	4,512,345	7,746,303
2011	2,280,482	11,710,241	13,990,723
2012	1,947,159	872,690	2,819,849
2013	1,940,185	2,777,770	4,717,955
Thereafter	8,873,224	11,039,819	19,913,043
	$21,536,198	$33,557,406	$55,093,604

(1)	The interest obligation on debt is not included.

Put Options

As part of certain of our acquisition transactions, we have entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller shall have the right, but not the obligation, to have us purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the seller, then the seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the seller receives from the sale of the Monthly Shares and the value of the shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the seller has received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller may not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Puts” the shares to us or sells them in the open market or otherwise.

The maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our balance sheet at September 30, 2008 as Temporary Equity. We consider this type of financing transaction to be similar to interest-free debt. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity and Stockholders’ Equity and will have no income statement effect. Following is a schedule of the annual obligation we would have if our stock price remains in the future at the closing market price on December 5, 2008 of $4.87 per share:

For the Year Ended September 30:
2009	$2,541,538
2010	3,527,683
2011	2,862,975
2012	2,023,650

Total	$10,955,846

Each $1.00 per share movement of our stock price has an aggregate effect of $611,740 on the total obligation.

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

The following table presents a summary of such indicators:

		%		%
Years ended September 30,	2008	increase	2007	increase	2006

Sales of alcoholic beverage	$22,278,479	83.95	$12,111,348	37.92	$8,781,635
Sales of food and merchandise	5,200,452	63.25	3,185,494	20.14	2,651,868
Service revenues	28,669,299	92.63	14,883,205	30.07	11,442,371
Internet revenues	715,759	(2.04)	730,629	(8.83)	801,395
Media revenues	801,215	n/a	--	--	--
Other	2,264,274	105.23	1,103,264	36.21	809,946
Total revenues	$59,929,478	87.20	$32,013,940	30.74	$24,487,215
Net cash provided by operating activities	$14,819,267	238.10	$4,383,121	60.80	$2,725,770
Net income	$7,660,667	150.75	$3,054,899	74.29	$1,752,714
Long-term debt	$33,557,406	133.24	$14,387,339	3.35	$13,920,733

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, the Company was authorized by its board of directors to repurchase up to an additional $5,000,000 worth of our common stock. As of September 30, 2008, no shares had been purchased under this plan. Subsequent to the fiscal year end, we purchased 48,200 shares of common stock at prices ranging from $3.54 to $5.95.

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

During fiscal 2008, we acquired a media division for a total cost of $1,069,754. This acquisition was funded primarily through issuance of our restricted common stock valued at $369,754, and $700,000 in cash. This media operation had total revenues of approximately $801,000 and net loss of approximately $28,000 for fiscal 2008.

During fiscal 2008, we acquired five existing nightclub operations and 49% of an existing nightclub operation for a total cost of $69,768,925, including real property of $14,761,766. These acquisitions were funded primarily through indebtedness of $20,990,000, including real property debt of $7,990,000, issuance of our restricted common stock valued at $12,964,465, $701,711 in debt forgiveness, and $35,461,116 in cash. These nightclub operations had total revenues of approximately $22,554,000 and net income of approximately $7,413,000 for fiscal 2008.

During fiscal 2007, we acquired two existing nightclub operations for a total cost of $8,900,000. These acquisitions were funded primarily through indebtedness of $2,400,000, issuance of our restricted common stock valued at $6,379,250, and $600,000 in cash. Part of the funds received from stock issuances will be used in cash flows and future acquisitions. These nightclub operations had total revenues of approximately $5,278,000 and $3,075,000 and net loss of approximately $248,000 and $245,000 for fiscal 2008 and 2007, respectively.

During fiscal 2006, we acquired three existing nightclub operations for a total cost of $3,865,000. These acquisitions were funded primarily through indebtedness of $3,195,000, and $670,000 cash. These nightclub operations had total revenues of approximately $2,429,000, $2,586,000 and $370,000 and net loss of approximately $886,000, $836,000 and $330,000 for fiscal 2008, 2007 and 2006, respectively.

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

In our Internet division, we plan to focus on high-margin Internet activities that leverage our marketing skills while requiring a low level of start-up cost and ongoing operating costs and refine and tune our Internet sites for better positioning in organic search rankings amongst the major search providers. We will restructure affiliate programs to provide higher incentives to our current affiliates to better promote our Internet sites, while actively seeking new affiliates to send traffic to our Internet sites.

In addition to their strong cash flow, the acquisition of the Media Division will enable us to create new marketing synergies with major industry product suppliers and new national advertising opportunities. It also provides us with additional diversification of our revenue and income streams while remaining within our core competency.

ITEM 7.	FINANCIAL STATEMENTS

The information required by Item 7 is included in this report beginning on page 36.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the "Exchange Act"]), as of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of September 30, 2008.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of six persons. The following table sets forth our Directors and executive officers:

Name	Age	Position
Eric S. Langan	40	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	59	Chief Financial Officer
Travis Reese	39	Director and V.P.-Director of Technology
Robert L. Watters	57	Director
Alan Bergstrom	63	Director
Steven Jenkins	51	Director
Luke Lirot	52	Director

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

Phillip Marshall has served as our Chief Financial Officer since May 2007. He was previously controller of Dorado Exploration, Inc., an oil and gas exploration and production company, from February 2007 to May 2007. He previously served as Chief Financial Officer of CDT Systems, Inc., a publicly held water technology company, from July 2003 to September 2006. In 1972, Mr. Marshall began his public accounting career with the international accounting firm, KMG Main Hurdman. After its merger with Peat Marwick, Mr. Marshall served as an audit partner at KPMG for several years. After leaving KPMG, Mr. Marshall was partner in charge of the audit practice at Jackson & Rhodes in Dallas from 1992 to 2003, where he specialized in small publicly held companies. Mr. Marshall is also a trustee of United Mortgage Trust, a publicly held real estate investment trust.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Alan Bergstrom and Luke Lirot. Mr. Jenkins, Mr. Bergstrom and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2008 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

In May 2000, our Board adopted a Charter for the Audit Committee. A copy of the Audit Committee Charter was attached to our Proxy Statement as Exhibit “A” filed with the U.S. Securities and Exchange Commission on July 21, 2008. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2008 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2008 be included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Alan Bergstrom and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.ricks.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Alan Bergstrom and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2008 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2008, with the exception of an exit filing on Form 5 which we believe is due for the Estate of Ralph McElroy.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which is attached as Exhibit 14 hereto.

ITEM 10.	EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2008 and 2007 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eric S. Langan, President/CEO	2008 2007	494,713 400,010	-0- 40,000	-0- -0-	4,727(1) 19,125 (1)	-0- -0-	-0- -0-	10,478 10,115	509,918 469,250
Phillip Marshall, CFO	2008 2007	175,000 50,481	20,000 -0-	-0- -0-	45,870 (2) 4,725(2)	-0-	-0-	6,056 1,212	246,926 56,418
Travis Reese, VP/ Chief Technology Officer	2008 2007	193,226 178,308	-0- -0-	-0- -0-	4,727 (3) 23,900(3)	-0-	-0-	5,328 5,274	203,281 207,482

1	Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007.
2	Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as compensation in August 2007.
3	Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)
Eric S. Langan	5,000	0	0	2.54	9/14/09	0	0	0	0
	200,000	0	0	2.49	9/14/09	0	0	0	0
	5,000	0	0	2.80	7/20/10	0	0	0	0
	5,000		0	6.75	5/31/11	0	0	0	0
	5,000	0	0	9.40	8/24/09	0	0	0	0
Phillip Marshall	10,000	10,000	0	9.40	8/24/12	10,000	$98,200	0	0
Travis Reese	50,000	0	0	2.49	9/14/09	0	0	0	0
	5,000	0	0	2.80	7/20/10	0	0	0	0
	5,000		0	6.75	5/31/11	0	0	0	0
	5,000	0	0	9.40	8/24/09	0	0	0	0

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eric S. Langan	-0-	-0-	$4,727	-0-	-0-	-0-	$4,727(1)
Travis Reese	-0-	-0-	$4,727	-0-	-0-	-0-	$4,727(2)
Robert Watters	-0-	-0-	$9,450	-0-	-0-	-0-	$9,450(3)
Alan Bergstrom	-0-	-0-	$9,450	-0-	-0-	-0-	$9,450(4)
Steve Jenkins	-0-	-0-	$9,450	-0-	-0-	-0-	$9,450(5)
Luke Lirot	-0-	-0-	$9,450	-0-	-0-	-0-	$9,450(6)

1
On August 24, 2007, Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Langan has a total of 220,000 options outstanding as of September 30, 2008.

2
On August 24, 2007, Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Reese has a total of 65,000 options outstanding as of September 30, 2008.

3
On August 24, 2007, Mr. Watters received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Watters has a total of 40,000 options outstanding as of September 30, 2008.

4
On August 24, 2007, Mr. Bergstrom received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Bergstrom has a total of 10,000 options outstanding as of September 30, 2008.

5
On August 24, 2007, Mr. Jenkins received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Jenkins has a total of 10,000 options outstanding as of September 30, 2008.

6
On August 24, 2007, Mr. Lirot received 10,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation for the fiscal year ending September 30, 2007; these options vested on August 24, 2008.  Mr. Lirot has a total of 10,000 options outstanding as of September 30, 2008.

EMPLOYMENT AGREEMENTS

We entered into a two-year employment agreement with Eric S. Langan (the "Langan Agreement") on May 8, 2008. The Langan Agreement extends through April 1, 2010 and provides for an annual base salary of $600,000. The Langan Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Langan Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of the Langan Agreement.

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

The following table sets forth certain information at December 5, 2008, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 5, 2008, there were 9,344,325 shares of common stock outstanding.

Name/Address	Number of shares	Title of class	Percent of Class (6)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,205,449 (1)	Common stock	12.6%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	10,000 (2)	Common stock	<1%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	55,000 (3)	Common stock	<1%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	10,000 (2)	Common stock	<1%
Travis Reese 10959 Cutten Road Houston, Texas 77066	78,380 (4)	Common stock	<1%
Alan Bergstrom 904 West Avenue, Suite 100 Austin, Texas 78701	11,150 (2)	Common stock	<1%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, GL 33764	10,000 (2)	Common stock	<1%
All of our Directors and Officers as a Group of seven (7) persons	1,369,979 (5)	Common stock	14.2%

E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632 (1)	Common stock	6.2%
Diane McElroy P. O. Box 27244 Austin, Texas 78755	529,959	Common Stock	5.7%

(1)
Mr. Langan has sole voting and investment power for 406,817 shares that he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 220,000 shares of common stock that are presently exercisable.

(2)	Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(3)	Includes 15,000 shares of common stock and options to purchase up to 40,000 shares of common stock that are presently exercisable.

(4)	Includes 13,380 shares of common stock and options to purchase up to 65,000 shares of common stock that are presently exercisable.

(5)	Includes options to purchase up to 365,000 shares of common stock that are presently exercisable.

(6)	These percentages exclude treasury shares in the calculation of percentage of class.

We are not aware of any arrangements that could result in a change of control.

The disclosure required by Item 201(d) of Regulation S-B is set forth in ITEM 5 herein.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On July 22, 2005, we issued a Secured Convertible Debenture to Ralph McElroy, a greater than 10% shareholder, for the principal sum of $660,000. The debenture matured on August 1, 2008 and bears interest at a rate of 12% per annum. Under the terms of the Debenture, we were required to make monthly interest payments beginning September 1, 2005. The debenture was converted into 220,000 shares of common stock in July 2008. Additionally, we issued Mr. McElroy warrants to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share until July 22, 2008. These warrants were exercised in July 2008. The shares of Common Stock underlying the principal amount of the Debenture and the Warrants had piggyback registration rights and became registered with the SEC on September 1, 2005. Mr. McElroy passed away in June 2007 and his estate is currently under settlement.

On April 28, 2006, we entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders had the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $6.55 per share, which approximates the closing price of our stock on April 28, 2006. The shares were converted in April 2008 into 125,954 shares of common stock. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with the SEC in June 2006.

On November 9, 2006, we entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of our common stock at a rate of $7.50 per share, which was higher than the closing price of our stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of our common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of our common stock. These debentures matured and were paid in cash in November 2008.

ITEM 13.	EXHIBITS

Exhibit 14 – Code of Ethics.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal year 2008 and fiscal year 2007 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for fiscal year 2008 and fiscal year 2007.

	2008	2007

Audit fees	$268,468	$170,208
Audit-related fees	13,368	13,070
Tax fees	62,540	30,170
All other fees	1,035	-

Total	$345,411	$213,448

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2008.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

/s/ Phillip K. Marshall
By: Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 29, 2008

/s/ Travis Reese
Travis Reese	Director and V.P.-Director of Technology	December 29, 2008

/s/ Robert L. Watters
Robert L. Watters	Director	December 29, 2008

/s/ Alan Bergstrom
Alan Bergstrom	Director	December 29, 2008

/s/ Steven Jenkins
Steven Jenkins	Director	December 29, 2008

/s/ Luke Lirot
Luke Lirot	Director	December 29, 2008

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries, as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in permanent stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick’s Cabaret International, Inc. and subsidiaries, as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 29, 2008

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,602,645	$2,998,758
Accounts receivable:
Trade, net	637,035	557,295
Other, net	230,298	218,746
Marketable securities	-	33,368
Inventories	1,717,237	368,557
Prepaid expenses and other current assets	568,599	286,883
Total current assets	8,755,814	4,463,607

Property and equipment, net	50,038,264	21,365,415

Other assets:
Goodwill and indefinite lived intangibles	76,457,694	20,179,610
Definite lived intangibles, net	1,335,509	698,584
Other	481,525	368,544
Total other assets	78,274,728	21,246,738

Total assets	$137,068,806	$47,075,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,203,555	$493,499
Accrued liabilities	4,579,918	1,709,426
Current portion of long-term debt	2,644,541	3,291,154
Total current liabilities	8,428,014	5,494,079

Deferred tax liability	16,894,256	4,391,499
Other long-term liabilities	537,967	420,415
Long-term debt-related parties	600,000	2,085,000
Long-term debt	30,312,865	9,011,185

Total liabilities	56,773,102	21,402,178

Commitments and contingencies

Minority interest	3,358,096	180,728

Temporary equity - Common stock, subject to put rights (611,740 and 215,000 shares, respectively)	13,935,020	1,450,000

Permanent stockholders' equity:
Preferred stock, $.10 par, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par, 20,000,000 shares authorized, 9,689,315 and 6,903,354 shares issued, respectively	96,893	69,034
Additional paid-in capital	53,948,172	22,643,596
Accumulated other comprehensive income (loss)	(13,347)	20,021
Retained earnings	10,264,650	2,603,983
	64,296,368	25,336,634
Less 908,530 shares of common stock held in treasury, at cost	1,293,780	1,293,780
Total stockholders' equity	63,002,588	24,042,854

Total liabilities and stockholders' equity	$137,068,806	$47,075,760

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007

Revenues:
Sales of alcoholic beverages	$22,278,479	$12,111,348
Sales of food and merchandise	5,200,452	3,185,494
Service revenues	28,669,299	14,883,205
Internet revenues	715,759	730,629
Media revenues	801,215	-
Other	2,264,274	1,103,264
Total revenues	59,929,478	32,013,940

Operating expenses:
Cost of goods sold	6,959,889	4,035,522
Salaries and wages	13,845,362	8,739,859
Stock-based compensation	157,080	196,871
Other general and administrative:
Taxes and permits	7,561,260	4,071,677
Charge card fees	1,064,841	638,248
Rent	2,431,053	1,494,005
Legal and professional	1,659,034	1,124,856
Advertising and marketing	2,557,770	1,325,367
Depreciation and amortization	2,541,683	1,596,650
Insurance	867,946	785,519
Utilities	1,284,920	800,366
Other	5,278,620	3,101,314
Total operating expenses	46,209,458	27,910,254

Income from operations	13,720,020	4,103,686

Other income (expense):
Interest income	136,597	58,394
Interest expense	(2,712,987)	(1,335,713)
Other	(73,896)	37,134

Income before minority interest	11,069,734	2,863,501

Minority interest	30,911	427,844

Income before income taxes	11,100,645	3,291,345

Income taxes	3,439,978	236,446

Net income	$7,660,667	$3,054,899
Basic and diluted earnings per share:
Net income, basic	$0.97	$0.54

Net income, diluted	$0.91	$0.50
Weighted average number of common shares outstanding:
Basic	7,931,121	5,700,548

Diluted	8,413,183	6,215,285

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2008 and 2007

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Total Stockholders’ Equity
Balance at September 30, 2006	5,805,275	$58,053	$15,586,233	$8,898	$(450,916)	908,530	$(1,293,780)	$13,908,488

Shares issued	1,153,079	11,531	7,509,942	-	-	-	-	7,521,473
Change in temporary equity - common stock subject to put rights	(55,000)	(550)	(649,450)	-	-	-	-	(650,000)
Stock-based compensation	-	-	196,871	-	-	-	-	196,871
Net income	-	-	-	-	3,054,899	-	-	3,054,899
Change in available-for-sale securities	-	-	-	11,123	-	-	-	11,123
Comprehensive income	-	-	-	-	-	-	-	3,066,022

Balance at September 30, 2007	6,903,354	69,034	22,643,596	20,021	2,603,983	908,530	(1,293,780)	24,042,854

Shares issued	3,182,701	31,827	43,560,815	-	-	-	-	43,592,042
Change in temporary equity - common stock subject to put rights	(396,740)	(3,968)	(12,481,652)	-	-	-	-	(12,485,020)
Beneficial conversion	-	-	68,333	-	-	-	-	68,333
Stock-based compensation	-	-	157,080	-	-	-	-	157,080
Net income	-	-	-	-	7,660,667	-	-	7,660,667
Change in available-for-sale securities	-	-	-	(33,368)	-	-	-	(33,368)
Comprehensive income	-	-	-	-	-	-	-	7,626,869

Balance at September 30, 2008	9,689,315	$96,893	$53,948,172	$(13,347)	$10,264,650	908,530	$(1,293,780)	$63,002,588

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$7,660,667	$3,054,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,278,607	1,438,158
Amortization	263,076	158,492
Bad debts	83,206	26,777
Beneficial conversion	37,738	17,952
Common stock issued for interest payment	106,906	87,336
Amortization of note discount	29,627	35,552
Minority interests	(30,911)	(427,844)
Deferred rent	117,552	120,715
Deferred taxes (benefit)	1,448,472	(200,364)
Stock compensation expense	157,080	196,871
Issuance of stock for non-employee services	137,700	-
Changes in operating assets and liabilities:
Accounts receivable	116,130	(437,848)
Inventories	(832,177)	(40,418)
Prepaid expenses and other current assets	(248,241)	(96,386)
Accounts payable and accrued liabilities	3,493,835	449,229
Net cash provided by operating activities	14,819,267	4,383,121

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(35,672,404)	(5,572,245)
Proceeds from sale of assets	36,000	9,695
Purchases of property and equipment	(3,139,391)	(1,210,136)
Issuance of notes receivable	-	(35,000)
Note receivable payments	63,991	15,892
Net cash used in investing activities	(38,711,804)	(6,791,794)

Cash flows from financing activities:
Proceeds from sale of common stock	27,352,500	5,345,500
Proceeds from stock options exercised	347,700	665,471
Proceeds from long-term debt	2,150,000	600,000
Payments on long-term debt	(3,353,776)	(2,058,472)
Distribution to minority interests	(150,000)	-
Proceeds from warrant conversion	150,000	-
Net cash provided by financing activities	26,496,424	4,552,499

Net increase in cash and cash equivalents	2,603,887	2,143,826
Cash and cash equivalents at beginning of year	2,998,758	854,932

Cash and cash equivalents at end of year	$5,602,645	$2,998,758

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,239,993	$1,176,204
Cash paid during the year for income taxes	$171,036	$-

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

During the year ended September 30, 2008, the Company purchased Stellar Management Corporation and Miami Gardens Square One, Inc., owner/operator of Tootsie’s Cabaret in Florida for $25,486,000 (which includes inventories and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each, plus estimated transaction costs of $175,000.

During the year ended September 30, 2008, the Company purchased an aircraft through the issuance of a note payable of $1,561,500.

During the year ended September 30, 2008, in connection with the acquisition of the remaining 49% of Playmates Gentlemen’s Club LLC, the Company issued 35,000 common shares valued at $700,000.

During the year ended September 30, 2008, the Company purchased The End Zone, Inc., owner/operator of Crazy Horse Too Cabaret in Philadelphia for $7,985,000 payable to the sellers $3,500,000 in cash and $4,485,000 pursuant to the issuance of 195,000 shares of restricted common stock.

During the year ended September 30, 2008, the Company purchased Hotel Development Ltd., owner/operator of The Executive Club in Dallas, Texas for a total purchase price of $3,590,609, which was paid through the issuance of 152,082 shares of the Company’s restricted common stock and $46,490 in cash. The Company also purchased the real property associated with the club, for a total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of the Company’s restricted common stock to be valued at $23.50 per share.

During the year ended September 30, 2008, the Company acquired three entities to form a media division for a total consideration of $1,069,754, consisting of $700,000 in cash and 21,740 shares of restricted common stock.

During the year ended September 30, 2008, the holders of convertible debentures converted $825,000 of principal into 125,953 shares of the Company’s restricted common stock.

During the year ended September 30, 2008, the holder of a convertible debenture converted $784,922 of principal and interest into 156,116 shares of restricted common stock.

During the year ended September 30, 2008, the Company purchased the assets of North by East Entertainment Ltd., owner/operator of the Platinum Club II in Dallas, Texas for a total purchase price of $1,500,000 cash. As part of the transaction, the Company also acquired the real property associated with the club for a total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five-year promissory note. The Company also incurred acquisition costs of $69,998, which was paid in cash.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Non-cash transactions: - continued

During the year ended September 30, 2008, the Company purchased the assets of DI Food & Beverage of Las Vegas, LLC, owner/operator of the Scores Club in Las Vegas, Nevada for a total purchase price of $18,147,498, payable through the issuance of a promissory note in the amount of $3,000,000, the issuance of 200,000 shares of the Company’s restricted common stock, and $12,066,667 in cash. The Company also incurred acquisition costs of $326,830, which was paid in cash.

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

A.	Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. The Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, and Las Vegas, Nevada. The Company also owns and operates several adult entertainment Internet websites and a media division. The Company’s corporate offices are located in Houston, Texas.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2008 and 2007, the Company had no such investments. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2008 and 2007, the uninsured portion of these deposits approximated $1,675,000 and $569,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Accounts and Notes Receivable

Trade accounts receivable for the nightclub operation is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable is primarily comprised of receivables for advertising sales and Expo registration. The Company’s accounts receivable, other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.	Summary of Significant Accounting Policies - continued

 Marketable Securities

Marketable securities at September 30, 2007 consist of common stock. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The securities were written down to zero at September 30, 2008. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2008 and 2007, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the years ended September 30, 2008 or 2007. Marketable securities held at September 30, 2008 and 2007 have a cost basis of approximately $13,000. Due to lack of market transaction, the value of marketable security was written off from the Company’s balance sheet as of September 30, 2008.

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

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company adopted SFAS No. 142 effective October 1, 2001. The Company’s annual evaluation was performed as of September 30, 2008, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no impairment for the year ended September 30, 2008 or 2007. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Revenues from the sale of magazines and related advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.	Summary of Significant Accounting Policies - continued

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. Total sales and liquor taxes aggregated $3,815,648 and $2,256,251 for the years ended September 30, 2008 and 2007, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of October 1, 2007, as required. The adoption of FIN 48 has had no effect on the Company's consolidated financial position, results of operations or cash flows. There are no unrecognized tax benefits to disclose in the notes to the financial statements.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of changes in permanent stockholders’ equity.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.	Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted - average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	2008	2007
Basic earnings per share:
Net earnings applicable to common stockholders	$7,660,667	$3,054,899
Average number of common shares outstanding	7,931,121	5,700,548
Basic earnings per share	$0.97	$0.54

Diluted earnings per share:
Net earnings applicable to common stockholders	$7,660,667	$3,054,899
Adj. to net earnings from assumed conversion of debentures (1)	-	79,200
Adj. net earnings for diluted EPS computation	$7,660,667	$3,134,099

Average number of common shares outstanding:
Common shares outstanding	7,931,121	5,700,548
Potential dilutive shares resulting from exercise of warrants and options (2)	367,062	294,737
Potential dilutive shares resulting from conversion of debentures (3)	115,000	220,000

Total average number of common shares outstanding used for dilution	8,413,183	6,215,285
Diluted earnings per share	$0.91	$0.50

(1) Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2) All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at September 30, 2008 and 2007 totaling $1,100,694 and $2,788,217, respectively, were convertible into common stock at a price of $12.00 and $25.32 in 2008 and $3.00 and $7.50 per share in 2007. Debentures convertible into 115,000 shares were dilutive in 2008 and debentures convertible into 220,000 shares were dilutive in 2007 (based on average balances outstanding).

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

Stock Options

At September 30, 2008, the Company has stock options outstanding, which are described more fully in Note H. The Company formerly accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized for the years ended September 30, 2008 and 2007 includes the applicable amounts of: (a) compensation of all stock-based payments granted prior to, but not yet vested as of October 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to October 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The compensation cost recognized for the year ended September 30, 2008 and 2007 was $157,080 and $196,871, respectively, as a result of implementing SFAS No. 123R. There were 125,000 and 252,500 stock option exercises for the years ended September 30, 2008 and 2007, respectively.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.	Summary of Significant Accounting Policies - continued

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be effective for the Company beginning in fiscal 2010 for business combinations occurring after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2010. The Company does not expect that SFAS 160 will have a material impact on its financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for the Company beginning in fiscal 2009. The Company is currently in the process of assessing the impact that SFAS 157 and SFAS 159 may have on the Company’s consolidated financial statements.

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 110 which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has utilized the simplified method for option grants during the year ended September 30, 2007. There were no option grants during the year ended September 30, 2008.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.	Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2008	2007

Buildings and land	$33,965,031	$15,275,245
Leasehold improvements	10,274,696	5,974,183
Furniture	2,044,149	1,404,259
Equipment	11,687,197	4,365,930
Total property and equipment	57,971,073	27,019,617
Less accumulated depreciation	7,932,809	5,654,202

Property and equipment, net	$50,038,264	$21,365,415

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30,
		2008	2007

Indefinite useful lives:
Goodwill		$37,159,351	$7,280,179
Licenses		39,298,343	12,899,431

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	146,569	146,569
Non-compete agreements	5 years	1,672,000	772,000
Less accumulated amortization		(483,060)	(219,985)

Total goodwill and intangible assets		$77,793,203	$20,878,194

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2008 for each of the years in the five-year period ending September 30, 2013 and thereafter is 2009 - $400,489, 2010 - $348,990, 2011 - $294,240, 2012 - $192,654, 2013 - $76,647, and thereafter - $22,489.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.	Long-term Debt

		September 30,
		2008	2007

Notes payable at 9%, mature February 2008	*	$-	$1,839,771
Notes payable at 9-11%, mature August 2015	*	2,070,668	1,168,708
Notes payable at 10%, mature December 2014 and January 2015	*	2,696,790	2,759,711
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		208,528	251,158
Note payable at 7.5%, matures August 2011	*	918,552	1,187,301
Convertible note payable to related party at 12%, matures August 2009, converted to common stock in July 2008		-	615,413
Convertible note payable at 4%, matures May 2010, collateralized by assets of RCI Entertainment New York, Inc.		1,023,965	1,727,666
Convertible notes payable to related parties at 12%, matured and converted to common stock in April 2008	*	-	825,000
Convertible note payable at 10%, converted to common stock in November 2007, unsecured		-	691,689
Note payable at 7%, matures December 2019	*	357,413	377,627
Note payable at 4.9%, matures December 2010, collateralized by equipment		16,560	23,355
Note payable at 7.25%, matures May 2013	*	2,117,663	2,319,940
Notes payable to related parties at 12%, mature November 2009		600,000	600,000
Notes payable at 14%, mature November 30, 2010, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.		10,000,000	-
Note payable at 6.15%, matures February 2028, collateralized by an aircraft		1,538,971	-
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2008), matures April 2013	*	3,606,683	-
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2008), matures June 2013	*	4,327,169	-
Convertible notes payable at 10%, matures May 2009		100,000	-
Note payable at 8%, matures September 2010		3,020,000	-
Convertible note payable at 10%, matures October 2010	*	954,444	-
Total debt		33,557,406	14,387,339

Less current portion		2,644,541	3,291,154

Total long-term debt		$30,912,865	$11,096,185

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.	Long-term Debt - continued

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture was convertible into 220,000 shares of the Company’s common stock at a conversion price of $3.00 per share at the option of the holder (subject to certain limitations). The term was for three years and interest rate is at 12% per annum. The debenture was converted into 220,000 common shares in July 2008. The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants were exercisable at any time within the period beginning on July 22, 2005 and expiring on July 22, 2008 and were exercised in July 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the years ended September 30, 2008 and 2007, the Company recorded $29,627 and $35,552, respectively of interest expense. The debenture was secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company.

The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2008 and 2007, the Company recorded $14,960 and $17,952, respectively, of interest expense related to the value of the embedded beneficial conversion feature.

As a part of the purchase the New York club, the Company obtained a $5.125 million promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years. $2,000,000 of the principal amount of the promissory note is convertible into shares of restricted common stock at prices ranging from $4.00 to $7.50 per share. For the year ended September 30, 2007, $75,000 of principal was converted into 10,000 shares of the Company’s restricted common stock.

On February 6, 2006, the Company issued a Convertible Debenture (the “Debenture”) to an unrelated investment group for the principal sum of $1,000,950 bearing interest at the rate of 10% per annum, with a maturity date of February 1, 2009. Under the terms of the Debenture, the Company was required to make three quarterly interest payments beginning May 1, 2006. Thereafter, the Company is required to make nine equal quarterly principal and interest payments. At any time after 366 days from the date of issuance of this Debenture, the Company had the right to redeem the Debenture in whole or in part during the term of the Debenture. At the election of the holder, the holder had the right at any time to convert all or any portion of the principal or interest amount of the Debenture into shares of the Company’s common stock at a rate of $4.75 per share, which approximates the closing price of the Company’s stock on February 6, 2006. The proceeds of the Debenture were used to pay off certain debt and increase working capital. During the year ended September 30, 2007, the holder had elected to convert $401,752 of principal and interest into 84,579 shares of the Company’s restricted common stock. In November 2007, the holder elected to convert all remaining principal of $691,689 and accrued interest of $21,448 into 150,134 shares of the Company’s restricted common stock.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bore interest at a rate of 12% per annum. At the election of the holders, the holders had the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximated the closing price of the Company’s stock on April 28, 2006. The holders converted the debentures in April 2008 into 125,953 shares of the Company’s common shares. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

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

On November 9, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $7.50 per share, which was higher than the closing price of the Company’s stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by the Company or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC. The debentures were paid in cash in November 2008.

On April 23, 2007, RCI Holdings, Inc., the Company’s wholly owned subsidiary ("RCI"), entered into an assignment of a certain real estate sales contract between the owner of the property and W.K.C., Inc. for the purchase of the real property located at 7101 Calmont, Fort Worth, Texas 76116 (the "Real Property") where the club is located for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter (the "Promissory Note"). The Promissory Note is secured by a deed of trust and security agreement. Further, the Company entered into an assignment and assumption of lease agreement with sellers to assume the lease agreement for the Real Property.

On October 12, 2007, the Company borrowed $1,000,000 from an investment company under terms of a 10% convertible debenture. Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008. The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest. The debenture plus any outstanding convertible interest is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $12 per share.

In connection with the acquisition of Tootsie’s Cabaret in Miami Gardens, Florida, the Company entered into two Secured Promissory Notes for a total of $10,000,000 (the "Notes"). The Notes bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the stock of the companies acquired under a Pledge and Security Agreement.

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

As part of the acquisition of the Executive Club in Dallas, the Company acquired the related Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC"). As part of the consideration for the purchase of the Real Property, the Company entered into a $3,640,000 five year promissory note (the "Promissory Note"). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by the Company and Eric Langan, the Company’s Chief Executive Officer, individually.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.	Long-term Debt - continued

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.

On September 5, 2008, as part of the purchase of a club in Las Vegas, Nevada (formerly known as “Scores”), the Company obtained an unsecured promissory note in the amount of $3,000,000 bearing simple interest at the rate of 8% per annum with a five year amortization, with the initial monthly payment due in April 2009 and a balloon payment of all then outstanding principal and interest upon the expiration of two (2) years from the execution of the note.

In May 2008, the Company borrowed $150,000 from two unrelated individuals under terms of a 10% convertible debenture. Interest only is payable quarterly beginning in August 2008 and the note matures on May 2009. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal and interest amounts of the debentures into shares of the Company’s common stock at a rate of $25.32 per share. On August 31, 2008, the Company paid part of the principal in the amount of $50,000 in cash.

Future maturities of long-term debt consist of the following:

2009	$2,644,541
2010	4,512,345
2011	11,710,241
2012	872,690
2013	2,777,770
Thereafter	11,039,819
Total maturities of long-term debt	$33,557,406

G.	Income Taxes

The provision for income taxes consisted of the following for the years ended September 30, 2008 and 2007:

	2008	2007

Current	$1,991,506	$436,810
Deferred	1,448,472	(200,364)
Total income tax expense	$3,439,978	$236,446

Income tax expense for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2008	2007

Computed expected tax expense	$3,774,220	$1,119,057
State income taxes	220,997	32,913
Stock option disqualifying dispositions and other permanent differences	(346,344)	(584,516)
Net operating loss carryforward	-	(286,838)
Change in deferred tax valuation allowance	(154,679)	(44,170)
Other	(54,216)	-
Total income tax expense	$3,439,978	$236,446

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.	Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2008	2007
Deferred tax assets (liabilities):
Bad debts allowance	$96,819	$93,560
Goodwill and indefinite lived intangibles	(15,266,648)	(5,019,816)
Property and equipment	(1,815,896)	481,172
Net operating losses	-	154,679
Unrealized (gain)/loss on marketable securities	4,671	(7,008)
Other	213,034	139,365
Valuation allowance	-	(154,679)
Net deferred tax liabilities	$(16,768,020)	$(4,312,727)

The net deferred tax liabilities are recorded in the balance sheets as follows:

	2008	2007

Current assets	$126,236	$78,772
Long-term liabilities	(16,894,256)	(4,391,499)
Net deferred tax liabilities	$(16,768,020)	$(4,312,727)

At September 30, 2007, the Company had net operating loss carryforwards related to a subsidiary not included in the Company’s consolidated income tax return of approximately $442,000, which expire in 2027 and were fully reserved with a valuation allowance due to uncertainty of the timing and amounts of future taxable income of this subsidiary. During the year ended September 30, 2008, the remaining 49% of this subsidiary was acquired and the carryforwards were utilized.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.	Stock Options - continued

Following is a summary of options for the years ended September 30, 2008 and 2007:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value at September 30, 2008
Outstanding at October 1, 2006	727,500	$2.70
Granted	70,000	9.40
Forfeited	-	-
Exercised	(252,500)	2.58
Outstanding at September 30, 2007	545,000	3.60
Granted	-	-
Forfeited	-	-
Exercised	(125,000)	2.78
Outstanding at September 30, 2008	420,000	$3.86	1.25	$2,502,750
Exercisable at September 30, 2008	410,000	$3.73	1.18	$2,498,550

As of September 30, 2008, the range of exercise prices for outstanding options was $2.49 - $9.40.

In August 2007, the Company issued 10,000 stock options to each Director who is a member of the Company’s Audit Committee and 5,000 options to the Company’s other Directors. These options (50,000 in total) become exercisable on August 24, 2008, have a strike price of $9.40 per share and expire in August 2009. On the same date, an officer received 20,000 options to purchase shares of the Company’s common stock at an exercise price of $9.40 as compensation. The stock options, which expire on August 24, 2012, vest over two years with 10,000 stock options becoming exercisable on August 24, 2008 and 10,000 stock options becoming exercisable on August 24, 2009.

The fair value of options issued for the year ended September 30, 2007 were estimated to be $219,170 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	75%
Expected lives	2.38 years
Expected dividend yield	-
Risk free rates	4.42%
Expected forfeiture rate	14%

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

During the years ended September 30, 2008 and 2007, the Company recorded $157,080 and $196,871 of stock-based compensation, respectively. Total unamortized stock compensation expense at September 30, 2008 was $44,065 and will be fully expensed in fiscal year 2009.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $2,431,000 and $1,494,000 for the years ended September 30, 2008 and 2007, respectively.

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

Future minimum annual lease obligations as of September 30, 2008 are as follows:

2009	$3,261,190
2010	3,233,958
2011	2,280,482
2012	1,947,159
2013	1,940,185
Thereafter	8,873,224

Total future minimum lease obligations	$21,536,198

Legal Matters

Sexually Oriented Business Ordinance of Houston, Texas

In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation, which affects the Company’s Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January 2007. The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing sexually oriented businesses in Houston in 1997. The Trial Court found the Ordinance constitutional and enforceable. Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court. An appeal to the Fifth Circuit Court of Appeals was timely filed. The Fifth Circuit granted a stay pending appeal. Oral argument was held before the Fifth Circuit Court of Appeals in August 2007. The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007. Pleadings were filed seeking a stay against enforcement of the provisions of the Ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling. The United States Supreme Court refused to hear the matter.

Additionally, the Company filed on behalf of three of the Company’s club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance. The amortization process was abated in 1998 due to the possible multiplicity of court actions. The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance. Trial on the amortization cases was held in April 2008. At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A form of judgment has been entered by the Court. The amortization award periods have already expired for the Company’s affected clubs. An appeal of the amortization review by the Harris County District Court was filed. A stay sought by the clubs during the appeal was denied. In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating. We have already taken steps to clothe the Company’s entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance. Approximately 9.4% of the Company’s club operation’s revenues and 2.2% of income before income taxes for the twelve months ended September 30, 2008 were in Houston, Texas. It is unknown at this time whether this will have a material effect on the Company’s operations.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.	Commitments and Contingencies - continued

Other Legal Matters

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect a $5 surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the court’s ruling. In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. The Company has paid the tax for the first three calendar quarters under protest and expensed the tax in the accompanying financial statements. The Company’s Texas clubs have filed a lawsuit against the State to demand repayment of the taxes.

For all the above legal matters, no contingent reserves as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable.

J.	Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult nightclubs, adult entertainment websites (“Internet”) and adult entertainment magazines and trade shows (“Media”). The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit as income from operations. Total assets are those assets controlled by each reportable segment.

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

	2008	2007

Business segment sales:
Night clubs	$58,412,504	$31,283,311
Internet	715,759	730,629
Media	801,215	-
	$59,929,478	$32,013,940
Business segment operating income:
Night clubs	$17,018,592	$6,643,197
Internet	148,194	111,919
Media	(28,016)	-
General corporate	(3,418,750)	(2,651,430)
	$13,720,020	$4,103,686
Business segment capital expenditures:
Night clubs	$11,009,546	$2,821,222
Internet	3,039	2,146
General corporate	19,938,871	2,686,103
	$30,951,456	$5,509,471
Business segment depreciation and amortization:
Night clubs	$2,015,013	$1,341,346
Internet	15,539	23,056
Media	10,000	-
General corporate	501,131	232,248
	$2,541,683	$1,596,650

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J.	Segment Information - continued

	2008	2007

Business segment assets:
Night clubs	$97,583,959	$29,738,132
Internet	196,290	110,871
Media	1,128,216	-
General corporate	38,160,341	17,226,757
	$137,068,806	$47,075,760

K.	Common Stock

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

During the year ended September 30, 2008, the following common stock transactions occurred:

Stock options totaling 125,000 shares were exercised by employees and directors for proceeds of $347,700. Also, 1,837,000 shares of the Company’s common stock were sold in two private transactions for $27,352,500, net of offering costs. The Company also sold 611,740 shares subject to put rights for $13,448,594. The Company issued 552,069 shares of common stock for $2,419,923 of principal and interest owed on existing convertible debt. The Company also issued 60,000 shares in connection with the Las Vegas transaction which were accounted for as a deduction from additional paid in capital of $108,300 due to the accounting for the related put option shares.

L.	Related Party Transactions

In May 2002, the Company loaned $100,000 to Eric Langan, Chief Executive Officer of the Company. The note is unsecured, bears interest at 11% and is amortized over a period of ten years. The note contains a provision that in the event Mr. Langan leaves the Company for any reason, the note immediately becomes due and payable in full. The balance of the note was approximately $61,000 at September 30, 2007 and is included in other assets in the accompanying consolidated balance sheets. The note was paid off in full subsequent to September 30, 2007.

On July 22, 2005, the Company entered into a secured convertible debenture with a greater than 10% shareholder for a principal sum of $660,000. The debenture matured on August 1, 2009 and bears interest at a rate of 12% per annum. The debenture was converted to 220,000 shares of common stock in July 2008. The Company also issued 50,000 detachable warrants at $3.00 per share in relation to this debenture. The warrants were exercised in July 2008. The value of the discount on note payable was estimated to be $106,656 at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Volatility	138%
Expected life	3 years
Expected dividend yield	-
Risk free rate	4.31%

For the year ended September 30, 2008 and 2007, the Company recorded $29,627 and $35,552 of interest expense, respectively. The debenture was secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company. The Company has accounted for this transaction under Emerging Issues task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856, which was calculated using the EITF Issue No. 98-5 model. For the years ended September 30, 2008 and 2007, the Company recorded $14,960 and $17,952, respectively, of interest expense related to the value of the embedded beneficial conversion feature.

On April 28, 2006, the Company entered into convertible debentures with three shareholders, one of which is a greater than 10% shareholder, for a principal sum of $825,000. The debentures mature April 30, 2009 and bear interest at a rate of 12% per annum. At the election of the holders, the holders had the right to convert (subject to certain limitations) until April 30, 2008, all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $6.55 per share, which approximates the closing price of the Company’s stock on April 28, 2006. The shares were converted in April 2008 into 125,953 shares of common stock. The shares of Common Stock underlying the principal amount of the debentures had piggyback registration rights and were registered with the SEC in June 2006. The proceeds of the debentures were used for the acquisition of Joint Ventures, Inc.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

K.	Related Party Transactions – continued

On November 9, 2006, the Company entered into convertible debentures with three shareholders for a principal sum of $600,000. The term is for two years and the interest rate is 12% per annum. At the election of the holders, the holders have the right to convert (subject to certain limitations) all or any portion of the principal amount of the debentures into shares of the Company’s common stock at a rate of $7.50 per share, which was higher than the closing price of the Company’s stock on November 9, 2006. The debentures provide, absent shareholder approval, that the number of shares of the Company’s common stock that may be issued by us or acquired by the holders upon conversion of the debentures shall not exceed 19.99% of the total number of issued and outstanding shares of the Company’s common stock. The proceeds of the debentures were used for the acquisition of a 51% ownership interest of Playmates Gentlemen’s Club LLC. These debentures matured and were paid in cash in November 2008.

M.	Employee Retirement Plan

 The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $44,000 and $39,000 for the years ended September 30, 2008 and 2007, respectively.

N.	Acquisitions and Dispositions

 On April 5, 2006, the Company’s wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where the Company currently operates Club Onyx South (previously Hummers Sports Bar and XTC South clubs). Pursuant to the terms of the agreement, the Company paid a total purchase price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of the Company’s restricted common stock. The purchase price of $1,300,000 was determined to be the fair value of the real property based on the nature of the restrictions of the shares issued in the transaction. As part of the transaction, the Company agreed to file a registration statement for the resale of such restricted common stock within 45 days after the closing. The registration statement became effective on June 23, 2006. Additionally, nine months after the filing of the registration statement, the Seller has the right, but not the obligation, to have the Company buy the shares at a price of $5.00 per share at a rate of no more than 10,000 shares per month until such time as the Seller receives a total of $800,000 from the sale of such shares. Alternatively, the Seller has the option to sell such shares in the open market. As of September 30, 2007, 90,000 of the shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. During the year ended September 30, 2008, the Seller completed the sale of the related shares and the Company reclassified the 90,000 shares out of temporary to permanent equity. The transaction was the result of arms-length negotiations between the parties.

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

N.	Acquisitions and Dispositions – continued

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

 The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$30,489
Property and equipment	2,968,126
Non-compete agreement	100,000
Goodwill	1,561,989
SOB licenses	4,401,512
Deferred tax liability	(1,540,292)
Net assets acquired	$7,521,824

The results of operations of this acquired entity are included in the Company’s results of operations since April 24, 2007.

The following unaudited pro forma information for the year ended September 30, 2007, presents the results of operations as if the acquisition had occurred as of October 1, 2006. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

Revenues	$34,732,721
Net income	3,613,878

Net income per share – basic	$0.63
Net income per share – diluted	$0.58

Weighted average shares outstanding – basic	5,700,548
Weighted average shares outstanding - diluted	6,215,285

On May 10, 2007, the Company entered into a Licensing Agreement with Rick’s Buenos Aires Sociedad Anonima (“Licensee”), a corporation organized under the laws of Argentina. The Company agreed to grant Licensee a license for use and exploitation of the Company’s logos, trademarks and service marks for the operation of an adult entertainment facility in the city of Buenos Aires, Argentina, and Latin America. Pursuant to the agreement, Licensee agreed to pay the Company a royalty fee equal to 10% of gross revenues of Licensee’s business, net of any value added tax. No club has opened as of this time.

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

N.	Acquisitions and Dispositions – continued

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

Net current assets	$390,000
Property and equipment and other assets	4,823,020
Non-compete agreement	200,000
Other assets	96,000
Goodwill	7,044,050
SOB licenses	20,125,856
Deferred tax liability	(7,044,050)
Net assets acquired	$25,634,876

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

	FOR THE YEAR ENDED SEPTEMBER 30,
	2008	2007

Revenues	$62,896,132	$50,230,000
Net income	$8,022,159	$6,404,000

Net income per share – basic	$1.01	$0.93
Net income per share – diluted	$0.96	$0.87

Weighted average shares outstanding – basic	7,931,121	6,866,000
Weighted average shares outstanding – diluted	8,417,187	7,380,000

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	Acquisitions and Dispositions – continued

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”). At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency. As of September 30, 2008, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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

Property and equipment and other assets	$3,882,885
Non-compete agreement	100,000
Goodwill	1,458,583
SOB licenses	4,207,770
Deferred tax liability	(1,458,583)
Net assets acquired	$8,190,655

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

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”). Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month. At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares. As of September 30, 2008, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	Acquisitions and Dispositions – continued

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

In April 11, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Dallas), Inc., completed the acquisition of 100% of the issued and outstanding partnership interest (the "Partnership Interest") of Hotel Development - Texas, Ltd, a Texas limited partnership (the "Partnership") and 100% of the issued and outstanding membership interest (the "Membership Interest") of HD-Texas Management, LLC, a Texas limited liability company, the general partner of the Partnership (the "General Partner") from Jerry Golding, Kenneth Meyer, and Charles McClure (the "Sellers"). The Partnership owns and operates an adult entertainment cabaret known as "The Executive Club" (the "Club"), located at 8550 North Stemmons Freeway, Dallas, Texas 75247 (the "Real Property"). As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. ("RCI"), also acquired the Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC").

At closing, the Company paid a total purchase price of $3,590,609 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of the Company’s restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $23.30 per share ($3,544,119) and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of the Company’s restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1,349,721). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership. The Company also incurred costs in the amount of $37,848, which was paid in cash.

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Club Shares during that particular month. The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

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

N.	Acquisitions and Dispositions – continued

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$34,445
Property and equipment and other assets	6,264,850
Non-compete agreement	300,000
Goodwill	977,082
SOB licenses	2,640,763
Deferred tax liability	(977,082)
Net assets acquired	$9,240,058

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

At closing, the Company paid a total purchase price of $1,500,000 cash for the Purchased Assets. At Closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

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

Net current assets	$151,784
Property and equipment and other assets	6,000,000
Non-compete agreement	100,000
Goodwill	1,402,970
Other assets	43,500
Net assets acquired	$7,698,254

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	ACQUISITIONS AND DISPOSITIONS – continued

On September 5, 2008, the Company’s wholly owned subsidiary RCI Entertainment (Las Vegas), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of DI Food & Beverage of Las Vegas, LLC, a Nevada limited liability company (the “Seller”) pursuant to a Third Amended Asset Purchase Agreement (the “Third Amendment”) between Purchaser,

Rick’s Cabaret International, Inc. (“Rick’s”), Seller, and Harold Danzig (“Danzig”), Frank Lovaas (“Lovaas”) and Dennis DeGori (“DeGori”) who are all members of Seller. The Seller owned and operated an adult entertainment cabaret known as “Scores” (the “Club”), located at 3355 Procyon Street, Las Vegas, Nevada 89102 (the “Real Property”).

At Closing, Purchaser paid Seller an aggregate amount as follows (the “Purchase Price”):

(i)	$12,000,000 payable by wire transfer;

(ii)
$3,000,000 pursuant to a promissory note (“the Rick’s Promissory Note”), executed by and obligating Rick’s, bearing interest at eight percent (8%) per annum with a five (5) year amortization, with monthly payments of principal and interest, with the initial monthly payment due in April 2009 with a balloon payment of all then outstanding principal and interest due upon the expiration of two (2) years from the execution of the Rick’s Promissory Note; and

(iii)	200,000 shares of restricted common stock, par value $0.01 of Rick’s (the “Rick’s Shares”) issued to the Seller, valued at $13.77 per share

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than 6,250 of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”). At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3,000,000 from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30-day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.

Upon closing of the transaction, the Company entered a two-year Non-Compete Agreement with DeGori (the “DeGori Non-Compete Agreement”) pursuant to which DeGori agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada or in a radius of 25 miles of Clark County, Nevada; provided, however, that the Non-Competition Agreement specifically excluded the Penthouse Club and the Bada Bing Club located in Clark County, Nevada. The Company agreed to pay DeGori cash consideration of $66,667 for entering into the Non-Competition Agreement. Additionally, at Closing, the Company also entered into a 12-month Consulting Agreement with DeGori (the “Consulting Agreement”) for a total aggregate of $133,333 in consulting fees payable in eighteen (18) equal monthly payments of $7,407.38 per month with the first payment due October 15, 2008.

Upon closing of the transaction, the Company entered a one-year Non-Compete Agreement with Lovaas (the “Lovaas Non-Compete Agreement”) pursuant to which Lovaas agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada, or any of its surrounding counties; provided, however, that this Non-Competition Agreement shall specifically exclude the Penthouse Club and the Bada Bing Club located in Clark County, Nevada.

The Company incurred $326,830 in costs in connection with the acquisition.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	ACQUISITIONS AND DISPOSITIONS – continued

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$112,885
Property and equipment and other assets	1,953,065
Non-compete agreement	100,000
Goodwill	15,981,548
Net assets acquired	$18,147,498

The results of operations of this acquired entity are included in the Company’s results of operations since September 5, 2008.

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

	FOR THE YEAR ENDED SEPTEMBER 30,
	2008	2007

Revenues	$76,508,029	$50,567,000
Net income	$9,006,947	$4,462,000

Net income per share – basic	$1.11	$0.68
Net income per share – diluted	$1.05	$0.64

Weighted average shares outstanding – basic	8,131,121	6,573,000
Weighted average shares outstanding – diluted	8,617,187	7,087,000

The following unaudited pro forma information presents the results of operations as if the acquisitions of W.K.C., Inc., Miami Gardens Square One, Inc. and DI Food and Beverage of Las Vegas, LLC had occurred as of the beginning of the immediate preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	FOR THE YEAR ENDED SEPTEMBER 30,
	2008	2007

Revenues	$79,474,683	$71,501,841
Net income	$9,368,439	$8,370,080

Net income per share – basic	$1.15	$1.18
Net income per share – diluted	$1.10	$1.11

Weighted average shares outstanding – basic	8,131,121	7,065,548
Weighted average shares outstanding – diluted	8,617,187	7,580,285

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N. ACQUISITIONS AND DISPOSITIONS – continued

Media Acquisitions

On April 15, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Media Holdings), Inc., a Texas corporation ("RCI Media"), acquired 100% of the issued and outstanding common stock (the "ED Stock") of ED Publications, Inc., a Texas corporation ("ED"), 100% of the issued and outstanding common stock (the "TEEZE Stock") of TEEZE International, Inc., a Delaware corporation ("TEEZE") and 100% of the issued and outstanding membership interest (the "Membership Interest") of Adult Store Buyers Magazine, LLC, a Georgia limited liability company.

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

TEEZE/Adult Store Buyers Magazine LLC

Under the terms of a Purchase Agreement between John Cornetta ("Cornetta"), Waitt, RCI Media and Rick's dated April 15, 2008 (the "TEEZE/ASB Purchase Agreement"), the Company agreed to pay the following consideration to Cornetta and Waitt for the purchase of the TEEZE Stock and the Membership Interest:

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	ACQUISITIONS AND DISPOSITIONS – continued

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

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation for the ED Publications, Inc., Adult Store Buyers Magazine LLC, and TEEZE International, Inc. acquisitions. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$469,378
Non-compete agreement	100,000
Goodwill	567,125
Net current liabilities	(66,749)
Net assets acquired	$1,069,754

The results of operations of these entities are included in the Company’s results of operations since April 15, 2008.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements. The transaction follows the Company’s growth strategy.

P.	Subsequent Events

Subsequent to the fiscal year end, the Company purchased 48,200 shares of common stock at prices ranging from $3.54 to $5.95.

Certain related party debentures aggregating $600,000 matured and were paid in cash in November 2008.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Q. Quarterly Results of Operations (Unaudited)

	Fiscal Year 2008 Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$10,954,338	$15,464,260	$16,278,461	$17,232,419
Net income	$1,783,272	$2,605,380	$1,829,204	$1,442,811
Basic net income per share	$0.26	$0.34	$0.22	$0.16
Diluted net income per share	$0.24	$0.32	$0.21	$0.15

Basic weighted average shares outstanding	6,806,234	7,561,163	8,240,914	9,116,171
Diluted weighted average shares outstanding	7,635,326	8,473,497	8,860,699	9,378,452

	Fiscal Year 2007 Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$7,030,129	$7,569,589	$8,446,351	$8,968,243
Net income	$352,954	$492,344	$1,031,727	$1,178,208
Basic net income per share	$0.07	$0.09	$0.17	$0.19
Diluted net income per share	$0.06	$0.09	$0.16	$0.18
Basic weighted average shares outstanding	5,141,489	5,365,602	6,112,678	6,182,423
Diluted weighted average shares outstanding	5,433,024	5,647,442	6,789,647	6,865,947