Form 10-Q
period 2008-12-31
RICKS CABARET INTERNATIONAL INC
filed 2009-02-17
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26958

RICK’S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10959 Cutten Road
Houston, Texas 77066
(Address of principal executive offices) (Zip Code)

(281) 397-6730
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 2, 2009, 9,344,325 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2008	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$2,978,133	$5,602,645
Accounts receivable
Trade, net	785,558	637,035
Other, net	199,537	230,298
Inventories	2,050,885	1,717,237
Prepaid expenses and other current assets	557,424	568,599
Total current assets	6,571,537	8,755,814

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	44,538,122	44,239,727
Furniture and equipment	14,045,908	13,731,346

	58,584,030	57,971,073
Accumulated depreciation	8,714,434	7,932,809

Total property and equipment, net	49,869,596	50,038,264

OTHER ASSETS:
Goodwill and indefinite lived intangibles	76,506,045	76,457,694
Definite lived intangibles, net	1,247,240	1,335,509
Other	570,450	481,525
Total other assets	78,323,735	78,274,728
Total assets	$134,764,868	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31, 2008	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$845,669	$1,203,555
Accrued liabilities	2,873,587	4,579,918
Current portion of long-term debt	2,245,532	2,644,541
Total current liabilities	5,964,788	8,428,014

Deferred tax liability	17,115,054	16,894,256
Other long-term liabilities	563,925	537,967
Long-term debt, less current portion	30,239,192	30,312,865
Long-term debt-related parties	-	600,000
Total liabilities	53,882,959	56,773,102

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,356,596	3,358,096

TEMPORARY EQUITY – Common stock, subject to put rights (611,740 shares)	13,935,020	13,935,020

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 9,689,315 shares issued	96,893	96,893
Additional paid-in capital	53,968,216	53,948,172
Accumulated other comprehensive income	-	(13,347)
Retained earnings	11,055,482	10,264,650
Less 956,730 and 908,530 shares of common stock held in treasury, at cost, respectively	(1,530,298)	(1,293,780)
Total permanent stockholders’ equity	63,590,293	63,002,588

Total liabilities and stockholders’ equity	$134,764,868	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED DECEMBER 31,

	2008	2007
	(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$6,736,310	$4,195,192
Sales of food and merchandise	1,429,385	1,060,332
Service revenues	8,195,202	5,023,497
Internet revenues	176,763	170,789
Media revenues	183,636	-
Other	589,875	504,528
Total revenues	17,311,171	10,954,338

Operating expenses:
Cost of goods sold	2,269,588	1,341,831
Salaries and wages	4,297,117	2,586,476
Stock-based compensation	20,044	39,270
Other general and administrative:
Taxes and permits	2,353,491	1,235,793
Charge card fees	339,699	198,710
Rent	963,362	464,455
Legal and professional	509,049	293,373
Advertising and marketing	1,177,311	360,832
Insurance	243,047	201,396
Utilities	442,698	209,735
Impairment of nightclub assets	221,563	-
Depreciation and amortization	869,893	511,339
Other	1,447,174	939,231
Total operating expenses	15,154,036	8,382,441
Income from operations	2,157,135	2,571,897

Other income (expense):
Interest income	5,734	43,069
Interest expense	(833,471)	(461,883)
Minority interests	(73,500)	177,911
Income before income taxes	1,255,898	2,330,994
Income taxes	465,066	547,722
Net income	$790,832	$1,783,272
Basic and diluted earnings per share:
Net income, basic	$0.08	$0.26
Net income, diluted	$0.08	$0.24
Weighted average number of common shares outstanding:
Basic	9,366,033	6,806,234
Diluted	9,599,954	7,635,326

Comprehensive income for the three months ended December 31, 2008 and 2007 was $790,832 and $1,767,700, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$790,832	$1,783,272
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	869,893	511,339
Impairment of nightclub assets	221,563	-
Deferred taxes	220,085	(52,828)
Amortization of note discount	-	8,888
Beneficial conversion	5,695	4,488
Minority interests	73,500	(177,911)
Deferred rents	25,958	29,388
Writeoff of comprehensive income charge	13,347	-
Common stock issued for interest payment	-	21,448
Stock compensation expense	20,044	39,270
Changes in operating assets and liabilities	(2,816,599)	90,975
Cash provided by (used in) operating activities	(575,682)	2,258,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	36,000
Additions to property and equipment	(612,958)	(570,019)
Acquisition of businesses, net of cash acquired	(48,351)	(15,486,370)
Payments from notes receivable	2,374	62,943
Cash used in investing activities	(658,935)	(15,957,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	14,976,700
Proceeds from stock options exercised	-	161,700
Proceeds from long-term debt	-	1,000,000
Distributions to minority interests	(75,000)	-
Purchase of treasury stock	(236,518)	-
Payments on long-term debt	(1,078,377)	(404,741)
Cash provided by (used in) financing activities	(1,389,895)	15,733,659

NET INCREASE (DECREASE) IN CASH	(2,624,512)	2,034,542
CASH AT BEGINNING OF PERIOD	5,602,645	2,998,758
CASH AT END OF PERIOD	$2,978,133	$5,033,300
CASH PAID DURING PERIOD FOR:
Interest	$755,763	$297,814
Taxes	$1,655,000	$460,488

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash transactions:

On November 30, 2007, the Company purchased Tootsie’s Cabaret in Florida for $25,486,000 (which includes  inventory and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each, plus estimated transaction costs of $125,000.

In November 2007, the holder of a convertible debenture converted $713,807 of principal and interest owed into 150,134 shares of restricted common stock.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation SX.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for the Company beginning in fiscal 2009.  The initial adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.  However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 110 which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. There were no option grants during the quarter ended December 31, 2008.

3.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of December 31, 2008:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	420,000	410,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of December 31, 2008, 438,000 shares of common stock were available for future grants under the Plan.

The compensation cost recognized for the three months ended December 31, 2008 and 2007 was $20,044 and $39,270, respectively.  There were 35,000 stock option exercises for the three months ended December 31, 2007.  There were no stock option grants for the three month periods ended December 31, 2008 and 2007.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

3.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	420,000	$3.86
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2008	420,000	$3.86	1.00	$488,050
Options exercisable as of December 31, 2008	410,000	$3.73	.93	$488,050

4.	SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2008	2007
REVENUES
Club operations	$16,950,773	$10,783,549
Media	183,636	-
Internet websites	176,762	170,789
	$17,311,171	$10,954,338

NET INCOME
Club operations	$2,753,070	$3,248,672
Media	(216,277)	-
Internet websites	34,731	14,170
Corporate expenses	(1,780,692)	(1,479,570)
	$790,832	$1,783,272

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

5.	LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.  The Company also made $478,377 in payments on other long-term debt.

6.	COMMON STOCK

During the quarter ended December 31, 2008, the Company purchased 48,200 shares of Company common stock for its treasury at an aggregate cost of $236,518.

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

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
Basic earnings per share:

Net earnings applicable to common stockholders	$790,832	$1,783,272
Average number of common shares outstanding	9,366,033	6,806,234
Basic earnings per share	$0.08	$0.26

Diluted earnings per share:
Net earnings applicable to common stockholders	$790,832	$1,783,272
Adj. to net earnings from assumed conversion of debentures (1)	-	62,550
Adj. net earnings for diluted EPS computation	$790,832	$1,845,822

Average number of common shares outstanding:
Common shares outstanding	9,366,033	6,806,234
Potential dilutive shares resulting from exercise of warrants and options (2)	233,921	403,138
Potential dilutive shares resulting from conversion of debentures (3)	-	425,954
Total average number of common shares outstanding used for dilution	9,599,954	7,635,326

Diluted earnings per share	$0.08	$0.24

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7.	EARNINGS PER SHARE – (EPS) - continued

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.

(2)  All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at December 31, 2008 and 2007 totaling $960,582 and $3,074,639, respectively, were convertible into common stock at a price from $12.00 to $25.32 per share in 2008 and $3.00 to $12.00 per share in 2007 and resulted in additional common shares (based on average balances outstanding).  Potential dilutive shares of 89,257 and 72,463 for the three months ended December 31, 2008 and 2007, respectively, have been excluded from earnings per share due to being anti-dilutive.

8.	ACQUISITIONS AND DISPOSITIONS

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

Net current assets	$390,000
Property and equipment and other assets	4,823,020
Non-compete agreement	200,000
Other assets	96,000
Goodwill	7,044,050
SOB licenses	20,125,856
Deferred tax liability	(7,044,050)
Net assets acquired	$25,634,876

The results of operations of this acquired entity are included in the Company’s results of operations since December 1, 2007.

The following unaudited pro forma information presents the results of operations for the quarter ended December 31, 2007 as if the acquisition had occurred as of the beginning of the immediate preceding period.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

Revenues	$13,960,992
Net income	$2,126,997

Net income per share – basic	$0.29
Net income per share – diluted	$0.26

Weighted average shares outstanding – basic	7,439,387

Weighted average shares outstanding – diluted	8,268,479

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”).  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of September 30, 2008, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller not more than 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of September 30, 2008, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

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

Additionally, at Closing, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC not more than 1,379 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate Shares") until DPC has received a total of $1,447,950 from the sale of the Rick's Real Estate Shares. At the Company’s election during any given month, the Company may either buy the Monthly Real Estate Shares or, if the Company elects not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Real Estate Shares during that particular month. The Company’s obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1,447,950 from the sale of the Rick's Real Estate Shares and any deficiency. Finally, at Closing each of the Sellers entered a five year Non-Competition Agreement with the Company pursuant to which they agreed not to compete with the Company in Dallas County or any adjacent county.

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

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

As part of the transaction, the Company’s wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”).  Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, RCI paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”).  The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.  The Company also incurred $77,599 in costs, which was paid in cash.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$151,784
Property and equipment and other assets	6,000,000
Non-compete agreement	100,000
Goodwill	1,410,571
Other assets	43,500
Net assets acquired	$7,705,855

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

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

(iii)	200,000 shares of restricted common stock, par value $0.01 of Rick’s (the “Rick’s Shares”) issued to the Seller, valued at $13.77 per share.

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than 6,250 of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”). At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3,000,000 from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30- day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

The Company incurred $367,580 in costs in connection with the acquisition.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$112,885
Property and equipment and other assets	1,953,065
Non-compete agreement	100,000
Goodwill	16,022,298
Net assets acquired	$18,188,248

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

2007

Revenues	$15,404,160
Net income	$2,001,316

Net income per share – basic	$0.26
Net income per share – diluted	$0.24

Weighted average shares outstanding – basic	7,678,234

Weighted average shares outstanding – diluted	8,507,326

The following unaudited pro forma information presents the results of operations for the quarter ended December 31, 2007 as if the acquisitions of Miami Gardens Square One, Inc. and DI Food and Beverage of Las Vegas, LLC had occurred as of the beginning of the immediate preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

Revenues	$18,370,814
Net income	$2,345,041

Net income per share – basic	$0.28
Net income per share – diluted	$0.26

Weighted average shares outstanding – basic	8,311,387

Weighted average shares outstanding – diluted	9,140,479

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

(i) $300,000 cash at closing;

(ii) $200,000 cash payable in 6 months (paid); and

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

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
DECEMBER 31, 2008

8.	ACQUISITIONS AND DISPOSITIONS - continued

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

9.	INCOME TAXES

Income tax expense for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	2008	2007

Computed expected tax expense	$427,005	$792,538
State income taxes	37,393	23,310
Stock option disqualifying dispositions and other permanent differences	668	(268,126)
Total income tax expense	$465,066	$547,722

Included in the Company’s deferred tax liabilities at December 31, 2008 is approximately $14,200,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

10.	IMPAIRMENT OF NIGHTCLUB ASSETS

The Company’s San Antonio nightclub, “Encounters” is currently for sale.  The accompanying financial statements as of and for the quarter ended December 31, 2008 include an impairment for the estimated loss on the sale of $221,563.

11.	COMMITMENTS AND CONTINGENCIES

Sexually Oriented Business Ordinance of Houston, Texas

In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation, which affects the Company’s Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January 2007.  The Trial Court found that the City of Houston met its burden that there were sufficient alternate sites available to relocate all of the existing sexually oriented businesses in Houston in 1997.  The Trial Court found the Ordinance constitutional and enforceable. Post-trial motions were heard and the relief sought, a stay against enforcement, was denied by the Trial Court.  An appeal to the Fifth Circuit Court of Appeals was timely filed. The Fifth Circuit granted a stay pending appeal Oral argument was held before the Fifth Circuit Court of Appeals in August 2007.  The Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007.  Pleadings were filed seeking a stay against enforcement of the provisions of the Ordinance with the United States Supreme Court in conjunction with the request that the United States Supreme Court hear an appeal of the Fifth Circuit Court of Appeals ruling.  The United States Supreme Court refused to hear the matter.

Additionally, the Company filed on behalf of three of the Company’s club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held in April 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A form of judgment has been entered by the Court. The amortization award periods have already expired for the Company’s affected clubs.  An appeal of the amortization review by the Harris County District Court was filed.  A stay sought by the clubs during the appeal was denied.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, the Company, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  We have already taken steps to clothe the Company’s entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 7.6% of the Company’s club operation’s revenues and 1.8% of income before income taxes for the three months ended December 31, 2008 were in Houston, Texas.  It is unknown at this time whether this will have a material effect on the Company’s operations.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

11.	COMMITMENTS AND CONTINGENCIES - continued

Other Legal Matters

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  The Texas Third Court of Appeals heard oral argument in this case on February 11, 2009, however no decision is expected in the immediate future. In the meantime, we have paid the tax for the first four calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.

For all the above legal matters, no contingent reserves as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements in this Form 10-Q are forward-looking statements.  Words such as "expects," “believes,” "anticipates," “may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties are set forth below.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse effects on the Company's financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, and the dependence on key personnel.  The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret"; one club that operated as “Encounters” closed in January 2009, one club operates as “Tootsie’s” and one club operates as “Divas Latinas” (formerly an Onyx). Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  No sexual contact is permitted at any of our locations.

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

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped.  Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August.

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $1,073,166 and $740,032 for the three months ended December 31, 2008 and 2007, respectively.

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

Stock Options

The compensation cost recognized for the three months ended December 31, 2008 and 2007 was $20,044 and $39,270, respectively.  There were 35,000 stock option exercises for the three months ended December 31, 2007.  There were no stock options exercises for the three months ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

For the three months ended December 31, 2008, we had consolidated total revenues of $17,311,171 compared to consolidated total revenues of $10,954,338 for the three months ended December 31, 2007, an increase of $6,356,833 or 58.0%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new media division and new clubs in Miami Gardens, Florida, Dallas, Texas, Philadelphia, Pennsylvania, and Las Vegas, Nevada, in the amount of $6,360,179.  Total revenues for same-location-same-period of club operations decreased 0.1% to $8,767,438 for the three months ended December 31, 2008 from $8,772,902 for the same period ended December 31, 2007.

Following is a comparison of the Company’s income statement for the quarters ended December 31, 2008 and 2007 with percentages compared to total revenue:

	2008	%	2007	%

Sales of alcoholic beverages	6,736,310	38.9%	4,195,192	38.3%
Sales of food and merchandise	1,429,385	8.3%	1,060,332	9.7%
Service Revenues	8,195,202	47.3%	5,023,497	45.9%
Internet Revenues	176,763	1.0%	170,789	1.6%
Media	183,636	1.1%	-	0.0%
Other	589,875	3.4%	504,528	4.6%

Total Revenues	17,311,171	100.0%	10,954,338	100.0%

Cost of Goods Sold	2,269,588	13.1%	1,341,831	12.2%
Salaries & Wages	4,297,117	24.8%	2,586,476	23.6%
Stock Base Compensation	20,044	0.1%	39,270	0.4%

Taxes and permits	2,353,491	13.6%	1,235,793	11.3%
Credit card fees	339,699	2.0%	198,710	1.8%
Rent	963,362	5.6%	464,455	4.2%
Legal & professional	509,049	2.9%	293,373	2.7%
Advertising and marketing	1,177,311	6.8%	360,832	3.3%
Insurance	243,047	1.4%	201,396	1.8%
Utilities	442,698	2.6%	209,735	1.9%
Impairment Expense	221,563	1.3%	-	0.0%
Depreciation and amortization	869,893	5.0%	511,339	4.7%
Other	1,447,174	8.4%	939,231	8.6%

Total operating expenses	15,154,036	87.5%	8,382,441	76.5%
Income from operations	2,157,135	12.5%	2,571,897	23.5%

Interest income	5,734	0.0%	43,069	0.4%
Interest expense	(833,471)	-4.8%	(461,883)	-4.2%
Minority interests	(73,500)	-0.4%	177,911	1.6%
Income taxes	(465,066)	-2.7%	(547,722)	-5.0%

Net Income	790,832	4.6%	1,783,272	16.3%

Following is an explanation of significant variances in the above amounts.

The increase in the cost of goods sold as a percentage of revenues for the three months ended December 31, 2008 was due primarily to the addition of our media operation and its related cost of goods which is significantly higher as a percentage of revenues compared to the nightclub operation.  Media cost of goods amounted to $98,220 for the quarter ended December 31, 2008.  The cost of goods sold for the club operations for the three months ended December 31, 2008 was 12.8% compared to 12.4% for the three months ended December 31, 2007.  The cost of goods sold from our internet operations for the three months ended December 31, 2008 was 1.7% compared to 4.6% for the three months ended December 31, 2007.  The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2008 was 12.2%, compared to 12.6% for the same period ended December 31, 2007.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The increase in percentage to total revenues is principally due to the new clubs in Dallas and Philadelphia which had significantly higher manager payrolls and also the addition of a general manager and a manager in Miami and the change to salaried personnel for maintenance and landscaping in Miami from an outsourced company.   Payroll for same-location-same-period of club operations decreased to $1,879,663 for the three months ended December 31, 2008 from $1,886,657 for the same period ended December 31, 2007.  Management currently believes that its labor and management staff levels are appropriate.

The increase in the percentage of taxes and permits to total revenues is principally due to the patron tax in our nightclubs in Texas which was instituted in January 2008 and amounted to $437,000 during the quarter ended December 31, 2008.

The increase in the percentage of advertising and marketing to total revenue is principally due to the rebranding of the Club Onyx in Philadelphia and the addition of our new club in Las Vegas.

Rent expense increased principally due to significant new leases in Las Vegas and Philadelphia.

The increase in legal and professional expense is principally due to contesting of labor lawsuits in Minnesota and New York.

Impairment expense of nightclub assets relates to the impairment of the assets of our nightclub, “Encounters”, which is for sale at the current time.  Encounters experienced a loss of approximately $44,000 before income taxes for the quarter ended December 31, 2008.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2008 to finance the purchase of the new clubs and related real estate.  As of December 31, 2008, the balance of long-term debt was $32,484,724 compared to $24,304,285 a year earlier.

The significant change in minority interests is due to the purchase, effective March 31, 2008, of the remaining 49% of our Austin Rick’s Cabaret location and the purchase, effective the same day, of 51% of the partnership owning the real estate for our Philadelphia location.

Income taxes, as a percentage of income before taxes was 37% and 23.5% for the quarters ended December 31, 2008 and 2007, respectively.  The increase in 2008 is due to the lack of significant permanent difference deductions in 2008 compared to 2007, principally related to exercised stock options and also to the increased significance of state taxes in 2008.

The decrease in net income was primarily due to the increase in expenses detailed above and losses in our new operations in Dallas, Philadelphia and Las Vegas.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club operations decreased to $1,974,984 for the three months ended December 31, 2008 from $2,295,644 for same period ended December 31, 2007, or by 14.0%.

Losses, before income taxes, at clubs losing money during the quarter ended December 31, 2008 exceeded $1.9 million.  The significant losing clubs include Rick’s Cabarets in Austin, Las Vegas, Dallas and Philadelphia and Club Onyx in Dallas.  Following is an explanation of the steps management has taken or is in the process of taking to remedy these losses:

The Rick’s Cabaret in Dallas lost $323,000 before income taxes during the quarter ended December 31, 2008.  In January 2009, we have converted the location to XTC Cabaret Dallas.  Early results are very encouraging and we expect to at least break even for the quarter ended March 31, 2009 and become profitable after that.

The Rick’s Cabaret in Austin lost $240,000 before income taxes during the quarter ended December 31, 2008.  We have negotiated lower rent, discontinued day shift and all kitchen and food operations and are currently considering re-concepting this location.

The Rick’s Cabaret in Philadelphia lost $276,000 before income taxes during the quarter ended December 31, 2008.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club has already turned a slight profit in January 2009.  We expect continued profitability in 2009 going forward.

Club Onyx Dallas did not have a liquor license during the quarter ended December 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  January is already profitable and we expect ongoing profits in this location.

Rick’s Cabaret Las Vegas lost approximately $678,000 before income taxes for the quarter ended December 31, 2008.   Due to the economy in Las Vegas, we will continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions in this location subsequent to December 31, 2008 and hope to see better results in the subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At December 31, 2008, we had working capital of $606,749 compared to $327,800 at December 31, 2007.

Net cash used by operating activities in the three months ended December 31, 2008 was $575,682 compared to cash provided of $2,258,329 for the three months ended December 31, 2007.  The decrease in cash provided by operating activities was primarily due to the payment of income taxes and accounts payable during the quarter ended December 31, 2008.

We used $658,935 of cash in investing activities during the three months ended December 31, 2008 compared to $15,957,446 during the three months ended December 31, 2007.  The decrease was principally due to the acquisition of the new club in Miami Gardens, Florida on November 30, 2007.  Cash of $1,389,895 was used by financing activities during the three months ended December 31, 2008 compared to $15,733,659 cash provided during the three months ended December 31, 2007.  The decrease in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the new Florida club in 2007.

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

The maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our balance sheet at September 30, 2008 as Temporary Equity. We consider this type of financing transaction to be similar to interest-free debt. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity and Stockholders’ Equity and will have no income statement effect. Following is a schedule of the annual obligation we would have if our stock price remains in the future at the closing market price on February 2, 2009 of $4.00 per share, of which there can be no assurance:

For the Year Ended September 30:
2009	$2,670,336
2010	3,702,724
2011	3,000,000
2012	2,115,000

Total	$11,488,060

Each $1.00 per share movement of our stock price has an aggregate effect of $611,740 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the fiscal year ending September 30, 2008, no shares were purchased under this program.  During the three months ended December 31, 2008, we purchased 48,200 shares of common stock in the open market at prices ranging from $3.54 to $5.95.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin and Fort Worth, Texas, Miami Gardens, Florida,  Philadelphia, Pennsylvania, and Las Vegas, Nevada, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations, as is the case with the license agreement with Rick’s Buenos Aires Sociedad Anonima in Argentina.

On November 30, 2007, we purchased one night club operation for $25,486,000 (which includes inventory and other assets).  The acquisition was funded by the issuance of 1,165,000 shares of our restricted common stock and $10,000,000 in debt.  For the three months ended December 31, 2008, this nightclub operation had total revenues of approximately $5,721,000 and income before income taxes of approximately $2,267,000, compared to approximately $2,001,000 and $954,000, respectively, for the month of December 2007 after purchase in the previous year.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures. We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There were no changes in our internal control over financial reporting during our first quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Additionally, we filed on behalf of three of our club locations in Houston state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  The amortization process was abated in 1998 due to the possible multiplicity of court actions.  The final order by the Trial Court resulted in the termination of the abatement and allowed the amortization process to continue as provided in the Ordinance.  Trial on the amortization cases was held in April 2008.  At the conclusion of the trial, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A form of judgment has been entered by the Court. The amortization award periods have already expired for our affected clubs.  An appeal of the amortization review by the Harris County District Court was filed.  A stay sought by the clubs during the appeal was denied.  In the event all efforts to stop enforcement activity fail and the City of Houston elects to enforce the judgment, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, will have to either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 7.6% of our club operation’s revenues and 1.8% of income before income taxes for the three months ended December 31, 2008 were in Houston, Texas.  It is unknown at this time whether this will have a material effect on our operations.

OTHER LEGAL MATTERS

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  The Texas Third Court of Appeals heard oral argument in this case on February 11, 2009, however no decision is expected in the immediate future. In the meantime, we have paid the tax for the first four calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2008, we purchased 48,200 shares of common stock in the open market at prices ranging from $3.54 to $5.95.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 31, 2008	-	-	-	$5,000,000
November 30, 2008	46,500	$4.94	46,500	$4,953,500
December 31, 2008	1,700	$4.03	1,700	$4,951,800

Total	48,200	$4.91	48,200	$4,951,800

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

RICK'S CABARET INTERNATIONAL, INC.

Date: February 17, 2009	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 17, 2009	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer