Form 10-Q
period 2009-03-31
RICKS CABARET INTERNATIONAL INC
filed 2009-05-12
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13992

RICK’S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10959 Cutten Road
Houston, Texas 77066
(Address of principal executive offices) (Zip Code)

(281) 397-6730
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 4, 2009, 9,215,962 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

  i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2009	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$5,330,825	$5,493,893
Accounts receivable
Trade, net	877,399	629,139
Other, net	227,039	229,930
Inventories	1,640,822	1,683,196
Prepaid expenses and other current assets	1,045,197	559,221
Assets of discontinued operations	2,223,100	3,521,034
Total current assets	11,344,382	12,116,413

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	43,469,308	45,038,010
Furniture and equipment	13,478,257	11,058,014

	56,947,565	56,096,024
Accumulated depreciation	8,950,543	7,514,922

Total property and equipment, net	47,997,022	48,581,102

OTHER ASSETS:
Goodwill and indefinite lived intangibles	74,751,525	74,703,174
Definite lived intangibles, net	1,041,554	1,194,592
Other	934,225	473,525
Total other assets	76,727,304	76,371,291
Total assets	$136,068,708	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	MARCH 31, 2009	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$901,461	$1,167,905
Accrued liabilities	3,666,094	4,427,946
Current portion of long-term debt	2,364,855	2,644,541
Liabilities of discontinued operations	358,648	465,576
Total current liabilities	7,291,058	8,705,968

Deferred tax liability	17,139,575	16,616,302
Other long-term liabilities	589,884	537,967
Long-term debt, less current portion	29,657,343	30,312,865
Long-term debt - related parties	-	600,000
Total liabilities	54,677,860	56,773,102

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,355,096	3,358,096

TEMPORARY EQUITY – Common stock, subject to put rights (611,740 shares)	13,935,020	13,935,020

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 9,689,315 shares issued	96,893	96,893
Additional paid-in capital	53,988,255	53,948,172
Accumulated other comprehensive income	-	(13,347)
Retained earnings	11,894,953	10,264,650
Less 1,070,571 and 908,530 shares of common stock held in treasury, at cost, respectively	(1,879,369)	(1,293,780)
Total permanent stockholders’ equity	64,100,732	63,002,588

Total liabilities and stockholders’ equity	$136,068,708	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,

	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$6,955,904	$5,503,529	$13,522,731	$9,560,502
Sales of food and merchandise	1,566,828	1,296,197	2,979,806	2,335,297
Service revenues	8,758,735	7,615,581	16,859,729	12,598,386
Internet revenues	164,631	172,712	341,394	343,501
Media revenues	285,331	-	468,967	-
Other	628,932	505,013	1,194,154	998,069
Total revenues	18,360,361	15,093,032	35,366,781	25,835,755

Operating expenses:
Cost of goods sold	2,216,457	1,543,941	4,424,126	2,823,980
Salaries and wages	3,986,476	3,127,219	8,148,162	5,575,081
Stock compensation	20,044	39,270	40,088	78,540
Other general and administrative:
Taxes and permits	2,367,248	1,900,759	4,635,912	3,078,975
Charge card fees	446,947	250,565	781,639	446,989
Rent	845,823	516,677	1,707,185	878,098
Legal and professional	810,501	337,991	1,310,750	629,639
Advertising and marketing	1,677,196	471,874	2,813,367	748,022
Insurance	265,906	161,365	503,385	350,298
Utilities	371,126	265,244	796,039	456,986
Depreciation and amortization	814,279	578,281	1,615,658	1,021,774
Other	1,295,474	1,171,567	2,677,716	2,057,443
Total operating expenses	15,117,477	10,364,753	29,454,027	18,145,825
Operating income	3,242,884	4,728,279	5,912,754	7,689,930

Other income (expense):
Interest income	1,659	26,403	7,393	69,472
Interest expense	(808,831)	(658,673)	(1,636,302)	(1,102,556)
Minority interests	(73,500)	-	(147,000)	177,911
Income from continuing operations before income taxes	2,362,212	4,096,009	4,136,845	6,834,757
Income taxes	856,625	1,241,962	1,503,189	1,932,398
Income from continuing operations	1,505,587	2,854,047	2,633,656	4,902,359
Loss from discontinued operations, net of income taxes	(666,116)	(248,667)	(1,003,353)	(513,707)
Net income	$839,471	$2,605,380	$1,630,303	$4,388,652

Basic earnings per share:
Income from continuing operations	$0.16	$0.38	$0.28	$0.68
Loss from discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.07)
Net income	$0.09	$0.34	$0.17	$0.61
Diluted earnings per share:
Income from continuing operations	$0.16	$0.35	$0.28	$0.63
Loss from discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.06)
Net income	$0.09	$0.32	$0.17	$0.56
Weighted average number of common shares outstanding:
Basic	9,313,819	7,561,163	9,339,926	7,183,699
Diluted	9,487,528	8,473,497	9,543,741	8,012,745

Comprehensive income for the three months ended March 31, 2009 and 2008 was $839,471 and $2,594,257, and for the six months were $1,630,303 and $4,361,957, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS
	ENDED MARCH 31,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,630,303	$4,388,652
Loss from discontinued operations, net of income taxes	1,003,353	513,707
Income from continuing operations	2,633,656	4,902,359
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,615,658	1,021,774
Deferred taxes	476,453	158,269
Amortization of note discount	-	17,776
Beneficial conversion	11,389	8,976
Minority interests	147,000	(177,911)
Deferred rents	51,917	58,776
Common stock issued for interest payment	-	56,770
Stock compensation expense	40,088	78,540
Other	13,347	-
Changes in operating assets and liabilities	(1,563,765)	537,565
Cash provided by operating activities of continuing operations	3,425,743	6,662,894
Cash used by operating activities of discontinued operations	(383,211)	(207,577)
Net cash provided by operating activities	3,042,532	6,455,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	36,000
Additions to property and equipment	(878,540)	(1,709,656)
Acquisition of businesses, net of cash acquired	(48,351)	(18,235,143)
Payments from notes receivable	4,079	63,991
Cash used in investing activities of continuing operations	(922,812)	(19,844,808)
Cash used in investing activities of discontinued operations	(602)	(779,102)
Net cash used in investing activities	(923,414)	(20,623,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	14,976,700
Proceeds from stock options exercised	-	168,700
Proceeds from long-term debt	-	2,000,000
Payments on long-term debt	(1,546,597)	(2,602,545)
Purchase of treasury stock	(585,589)	-
Distribution to minority interests	(150,000)	-
Cash provided by (used in) financing activities of continuing operations	(2,282,186)	14,542,855

NET INCREASE (DECREASE) IN CASH	(163,068)	374,262
CASH AT BEGINNING OF PERIOD	5,493,893	2,915,534
CASH AT END OF PERIOD	$5,330,825	$3,289,796
CASH PAID DURING PERIOD FOR:
Interest	$1,491,456	$1,038,271
Income taxes	$1,655,000	$565,988

See accompanying notes to consolidated financial statements.

Non-cash transactions:

In March 2009, the Company sold 100% of the common stock of Texas S&I which owned and operated the  Encounters nightclub for $40,000, including a note for $35,000.

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
MARCH 31, 2009
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current presentation.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2010. The Company does not expect that SFAS 160 will have a material impact on its consolidated financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for the Company beginning in fiscal 2009.  The initial adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial condition or results of operations.  However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.  The adoption of SFAS 159 did not have a material effect on the Company's consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS   – continued

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 110 which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. There were no option grants during the six months ended March 31, 2009.

3.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of March 31, 2009:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	420,000	410,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of March 31, 2009, 438,000 shares of common stock were available for future grants under the Plan.

The compensation cost recognized for the six months ended March 31, 2009 and 2008 was $40,088 and $78,540, respectively.  There were zero and 40,000 stock options exercised for the six months ended March 31, 2009 and 2008, respectively.  There were no stock options granted for the six month periods ended March 31, 2009 and 2008.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	420,000	$3.86
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of March 31, 2009	420,000	$3.86	.75	$669,550
Options exercisable as of March 31, 2009	410,000	$3.73	.68	$669,550

4. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$39,298,343	$35,404,831	$12,899,431	$5,525,659
Intangibles acquired	-	48,351	23,919,095	10,136,700
Ending balance	$39,298,343	$35,453,182	$36,818,526	$15,662,359

5.	LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.  The Company also made additional payments of $946,597 on other long-term debt during the six months ended March 31, 2009.

6.	COMMON STOCK

During the six months ended March 31, 2009, the Company purchased 162,041 shares of Company common stock for its treasury at an aggregate cost of $585,589.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

7.  EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share (EPS).  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”).  Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted). Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2009	2008	2009	2008
Basic earnings per share:
Income from continuing operations	$1,505,587	$2,854,047	$2,633,656	$4,902,359
Loss from discontinued operations, net of income taxes	(666,116)	(248,667)	(1,003,353)	(513,707)
Net income	$839,471	$2,605,380	$1,630,303	$4,388,652
Average number of common shares outstanding	9,313,819	7,561,163	9,339,926	7,183,699
Basic earnings per share - income from continuing operations	$0.16	$0.38	$0.28	$0.68
Basic earnings per share - discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.07)
Basic earnings per share - net income	$0.09	$0.34	$0.17	$0.61
Diluted earnings per share:
Income from continuing operations	$1,505,587	$2,854,047	$2,633,656	$4,902,359
Adj. to net earnings from assumed conversion of debentures (1)	-	87,482	-	125,100
Adjusted income from continuing operations	1,505,587	2,941,529	2,633,656	5,027,459
Discontinued operations	(666,116)	(248,667)	(1,003,353)	(513,707)
Adjusted net income	$839,471	$2,692,862	$1,630,303	$4,513,752
Average number of common shares outstanding:
Common shares outstanding	9,313,819	7,561,163	9,339,926	7,183,699
Potential dilutive shares resulting from exercise of warrants and options (2)	173,709	403,047	203,815	403,092
Potential dilutive shares resulting from conversion of debentures (3)	-	509,287	-	425,954
Total average number of common shares outstanding used for dilution	9,487,528	8,473,497	9,543,741	8,012,745

Diluted earnings per share - income from continuing operations	$0.16	$0.35	$0.28	$0.63
Diluted earnings per share - discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.06)
Diluted earnings per share - net income	$0.09	$0.32	$0.17	$0.56

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2009 and 2008 totaling $886,276 and $3,088,015, respectively, were convertible into common stock at a price from $12.00 to $25.32 per share in 2009 and $3.00 to $12.00 per share  in 2008, respectively, and resulted in additional common shares (based on average balances outstanding) in 2008.  Potential dilutive shares of 78,234 for the six months ended March 31, 2008 have been excluded from earnings per share due to being anti-dilutive.
* Earnings per share may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.   ACQUISITIONS AND DISPOSITIONS

On November 30, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Garden Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, the Company acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,486,000 (which includes inventory and other assets), payable to the sellers $15,486,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"), plus estimated transaction costs of $175,000. The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010 (extended to November 30, 2012 in April 2009). Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.  As part of the Transaction, Hickmore and Stanton entered into five-year covenants not to compete with the Company. Additionally, as part of the Transaction, the Company entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying lease agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give the Company the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$390,000
Property and equipment and other assets	4,823,020
Non-compete agreement	200,000
Other assets	96,000
Goodwill	7,044,050
SOB licenses	20,125,856
Deferred tax liability	(7,044,050)
Net assets acquired	$25,634,876

This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this acquired entity are included in the Company’s consolidated results of operations since December 1, 2007.

The following unaudited pro forma information presents the results of operations for the six months ended March 31, 2008 as if the acquisition had occurred as of the beginning of the immediate preceding period.  The pro forma information is not necessarily indicative of what would have occurred had the

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.   ACQUISITIONS AND DISPOSITIONS - continued

acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

For the Six Months Ended March 31, 2008
Revenues	$28,802,409
Net income	$4,732,377
Net income per share - basic	$0.64
Net income per share - diluted	$0.57
Weighted average shares outstanding - basic	7,439,387
Weighted average shares outstanding - diluted	8,268,479

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

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 5,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”).  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of March 31, 2009, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these and other put options.  Under the new terms, the Company has extended payback periods, lowered cash outlays and reduced the number of shares that can be put back to the Company.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

Additionally, at closing, the Seller and the Partnership Seller entered into a five-year agreement not to compete with the Company within a twenty mile radius of the Club. Finally, the Corporation entered into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty years (“Original Term”) with an option for an additional nine years eleven months (“Option Term”) with rent payable at the rate of (i) $50,000 per month, subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the Original Term and the Option Term, or (ii) 8% of gross sales, whichever is higher.  The maximum increase in the CPI for any five year period shall be 15%.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Property and equipment and other assets	$3,882,885
Non-compete agreement	100,000
Goodwill	1,458,583
SOB licenses	4,207,770
Deferred tax liability	(1,458,583)
Net assets acquired	$8,190,655

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this acquired entity are included in the Company’s consolidated results of operations since March 31, 2008.  This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On March 31, 2008, the Company’s subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by the Company of RCI.  Playmates owns an adult entertainment cabaret known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”).  Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1,401,711 which was paid $701,711 in cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of the Company’s restricted common stock valued at $20.00 per share (the “Shares”).  For accounting purposes, the Company’s investment is only $751,000, due to the previous losses of the minority interest which have been expensed.  This acquisition was made to give the Company complete control over this entity.  Therefore, the investment has been assigned to goodwill as the operating license was acquired separately from the acquisition of the business.

Pursuant to the terms of the Purchase Agreement, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller not more than 5,000 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of March 31, 2009, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these and other put options.  Under the new terms, the Company has extended payback periods, lowered cash outlays and reduced the number of shares that can be put back to the Company.

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

At Closing, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 3,621 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS – continued

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

Additionally, at Closing, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC not more than 1,379 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate shares") until DPC has received a total of $1,447,950 from the sale of the Rick's Real Estate Shares. At the Company’s election during any given month, the Company may either buy the Monthly Real Estate Shares or, if the Company elects not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Real Estate Shares during that particular month. The Company’s obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1,447,950 from the sale of the Rick's Real Estate Shares and any deficiency. Finally, at Closing each of the Sellers entered a five year Non-Competition Agreement with the Company pursuant to which they agreed not to compete with the Company in Dallas County or any adjacent county.  In April 2009, the Company renegotiated the terms of these and other put options.  Under the new terms, the Company has extended payback periods, lowered cash outlays and reduced the number of shares that can be put back to the Company.  See Subsequent Events footnote.

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

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this entity are included in the Company’s consolidated results of operations since April 11, 2008. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On June 18, 2008, the Company’s wholly owned subsidiary RCI Entertainment (Northwest Highway), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of North by East Entertainment, Ltd., a Texas limited partnership (the “Seller”) by and through its general partner, Northeast Platinum, LLC, a Texas limited liability company (the “General Partner”) pursuant to an Asset Purchase Agreement dated May 10, 2008.  The Seller owned and operated an adult entertainment cabaret

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS – continued

known as “Platinum Club II” (the “Club”), located at 10557 Wire Way (at Northwest Highway), Dallas, Texas  75220 (the “Real Property”).

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

The main factor that contributes to goodwill in the transaction is the Company’s ability to rebrand this operation as a Club Onyx to produce more revenues.  The results of operations of this entity are included in the Company’s consolidated results of operations since June 18, 2008.  This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.

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
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

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

As part of the transaction, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than 6,250 of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”).  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3,000,000 from the sale of the Rick’s Shares and any deficiency.  Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30- day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.  In April 2009, the Company renegotiated the terms of these and other put options.  Under the new terms, the Company has extended payback periods, lowered cash outlays and reduced the number of shares that can be put back to the Company.  See Subsequent Events footnote.

Upon closing of the transaction, the Company entered a two-year Non-Compete Agreement with DeGori (the “DeGori Non-Compete Agreement”) pursuant to which DeGori agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada or in a radius of 25 miles of Clark County, Nevada; provided, however, that the Non-Competition Agreement specifically excluded the Penthouse Club and the Bada Bing Club located in Clark County, Nevada.   The Company agreed to pay DeGori cash consideration of $66,667 for entering into the Non-Competition Agreement.   Additionally, at Closing, the Company also entered into a 12-month Consulting Agreement with DeGori (the “Consulting Agreement”) for a total aggregate of $133,333 in consulting fees payable in eighteen (18) equal monthly payments of $7,407.38 per month with the first payment due October 15, 2008.  Upon closing of the transaction, the Company entered a one-year Non-Compete Agreement with Lovaas (the “Lovaas Non-Compete Agreement”) pursuant to which Lovaas agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada, or any of its surrounding counties; provided, however, that this Non-Competition Agreement shall specifically exclude the Penthouse Club and the Bada Bing Club located in Clark County, Nevada. The Company incurred $367,580 in costs in connection with the acquisition.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$112,885
Property and equipment and other assets	1,953,065
Non-compete agreement	100,000
Goodwill	16,022,098
Net assets acquired	$18,188,248

The main factor that contributes to goodwill in the transaction is the Company’s ability to rebrand this operation as a Rick’s Cabaret to produce more revenues.  The results of operations of this acquired entity are included in the Company’s consolidated results of operations since September 5, 2008.  This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.

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

	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2008

Revenues	$20,482,967	$35,304,284
Net income	$3,155,205	$5,156,521

Net income per share - basic	$0.37	$0.64
Net income per share - diluted	$0.34	$0.59

Weighted average shares outstanding - basic	8,433,163	8,055,699
Weighted average shares outstanding - diluted	9,345,497	8,884,745

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

The following unaudited pro forma information presents the results of as if the acquisitions of Miami Gardens Square One, Inc. and DI Food and Beverage of Las Vegas, LLC had occurred as of the beginning of the immediate preceding period.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2008

Revenues	$20,482,967	$38,270,938
Net income	$3,155,205	$5,500,246

Net income per share - basic	$0.37	$0.66
Net income per share - diluted	$0.34	$0.61

Weighted average shares outstanding - basic	8,433,163	8,311,387
Weighted average shares outstanding - diluted	9,345,497	9,140,479

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
MARCH 31, 2009

 8.  ACQUISITIONS AND DISPOSITIONS - continued

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

Pursuant to the TEEZE/ASB Purchase Agreement, on or after one year after the closing date, each of Messrs. Waitt and Cornetta shall have the right, but not the obligation to have Rick's purchase the Rick's TEEZE Shares calculated at a price per share equal to $23.00 per share ("Value of the

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

Rick's TEEZE Shares") until Messrs. Waitt and Cornetta have each received $150,000 (i) from the sale of the Rick's TEEZE Shares sold by them, regardless of whether sold to Rick's, sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the TEEZE/ASB Purchase Agreement) by Rick's. At the Company’s election during any given month, the Company may either buy the Rick's TEEZE Shares or, if the Company elects not to buy the Rick's TEEZE Shares, then Cornetta and/or Waitt shall sell the Rick's TEEZE Shares in the open market. Any deficiency between the amount which Cornetta or Waitt receives from the sale of the Rick's TEEZE Shares and the Value of the Rick's TEEZE Shares shall be paid by the Company within three (3) business days of the date of sale of the Rick's TEEZE Shares during that particular month. The Company’s obligation to purchase the Rick's TEEZE Shares shall terminate and cease at such time as Waitt and Cornetta have each received $150,000 from the sale of the Rick's TEEZE Shares and any deficiency.  In April 2009, the Company renegotiated the terms of Mr. Waitt’s and other put options.  Mr. Waitt’s put options were converted to two notes aggregating $350,000, with monthly payments aggregating $15,199, including interest at 4% through April 2011.

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

The results of operations of these entities are included in the Company’s results of operations since April 15, 2008.  This acquisition was made to create new marketing synergies with major industry product suppliers and new national advertising opportunities and also provides the Company with additional diversification of revenue and income streams while remaining within the Company’s core competency.  The ability to create additional cash flows from the marketing synergies is the main factor contributing to goodwill in the transaction.

Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

9.  INCOME TAXES

Income tax expense for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes, including discontinued operations, for the three and six months ended March 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Computed expected tax expense	$454,691	$1,262,571	$881,697	$2,055,122
State income taxes	29,789	111,403	67,182	181,334
Stock option disqualifying dispositions and other permanent differences	13,378	(44,550)	14,043	(312,676)
Net operating loss carryforwards	-	(284,495)	-	(284,495)
Effect of rate increase on deferred tax liability	-	63,135	-	16,501
Total income tax expense	$497,858	$1,108,064	$962,922	$1,655,786

Included in the Company’s deferred tax liabilities at March 31, 2009 is approximately $13,800,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

10. DISCONTINUED OPERATIONS

The accompanying financial statements reflect the following as discontinued operations as of and for the period ended March 31, 2009.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company also has put its Rick’s Cabaret nightclub in Austin, Texas up for sale and currently has a contract for sale of the club for $2,000,000, including $700,000 in cash and a ten-year $1.3 million note.  The sale has not closed as of the filing of this report.   The Company recognized an impairment of the net assets of the club of $823,090 as of March 31, 2009, recognized in the consolidated statement of income as loss from sale of discontinued operations.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

10.  DISCONTINUED OPERATIONS - continued

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Rick's Austin:
Loss from discontinued operations	$(177,964)	$(336,666)	$(426,902)	$(699,751)
Loss on sale of discontinued operations	(823,090)	-	(823,090)	-
Income tax benefit - discontinued operations	350,427	117,833	437,497	244,913
Encounters, San Antonio:
Loss from discontinued operations	(23,829)	(45,899)	(67,453)	(90,568)
Loss on sale of discontinued operations	-	-	(226,175)	-
Income tax - discontinued operations	8,340	16,065	102,770	31,699
Total loss from discontinued operations, net of income taxes	$(666,116)	$(248,667)	$(1,003,353)	$(513,707)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:
			March 31,	September 30,
			2009	2008
Rick's Austin:
Current assets			$74,990	$117,851
Property and equipment			1,126,263	1,212,127
Other assets			1,021,847	1,862,437
Current liabilities			(80,694)	(166,885)
Long-term liabilities			(277,954)	(277,954)
Net assets			$1,864,452	$2,747,576

Encounters, San Antonio:
Current assets			$-	$42,584
Property and equipment			-	245,035
Other assets			-	41,000
Current liabilities			-	(20,737)
Net assets			$-	$307,882

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

11. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Business segment sales:
Night clubs	$17,901,599	$14,905,545	$34,549,520	$25,468,224
Other	458,762	187,487	817,261	367,531
	$18,360,361	$15,093,032	$35,366,781	$25,835,755

Business segment operating income:
Night clubs	$4,261,956	$5,469,988	$7,849,849	$9,144,462
Other	(15,740)	27,703	(179,408)	53,645
General corporate	(1,003,332)	(769,412)	(1,757,687)	(1,508,177)
	$3,242,884	$4,728,279	$5,912,754	$7,689,930

Business segment capital expenditures:
Night clubs	$226,989	$4,826,025	$823,180	$10,176,991
Other	3,600	1,948	3,600	1,948
General corporate	46,324	1,770,328	72,515	1,797,473
	$276,913	$6,598,301	$899,295	$11,976,412

Business segment depreciation and amortization:
Night clubs	$619,313	$504,786	$1,226,193	$875,191
Other	8,427	5,466	17,006	10,932
General corporate	186,539	68,029	372,459	135,651
	$814,279	$578,281	$1,615,658	$1,021,774

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

12. COMMITMENTS AND CONTINGENCIES

Sexually Oriented Business Ordinance of Houston, Texas

In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation which affects our Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January, 2007.  After a lengthy series of court battles,  the Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007.  Despite efforts for further appeal, the United States Supreme Court refused to hear the matter.

Additionally, on behalf of three of our club locations in Houston, we filed state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  At the conclusion of the trial for this matter, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A stay sought by the clubs during the appeal was denied.  As a result, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, has either ceased providing nude or semi-nude entertainment or developed alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 7.0% of our club operation’s revenues for the six months ended March 31, 2009 were in Houston, Texas and those clubs lost approximately 0.9% of the Company’s income before taxes for that period.

Other Legal Matters

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  The Texas Third Court of Appeals heard oral argument in this case on February 11, 2009, however no decision is expected in the immediate future. In the meantime, we have paid the tax for the first four calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  On April 3, 2009, the Company was notified that the Texas legislature processed a bill to replace the Patron Tax with a 10% tax calculated on admission fees.  The bill has passed the House and, as of May 5, 2009, has gone to the Senate for confirmation.  If passed, the Company’s current amount paid under protest would be applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

13. SUBSEQUENT EVENTS

On April 29, 2009, the Company entered into a modification to its two secured promissory notes with the former owners of Tootsie’s Cabaret in Miami Gardens, Florida, whereby the due date for the $5 million of principal due and payable by the Company under each note (an aggregate of $10 million) was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company previously issued these notes in November 2007 to the former owners of Tootsie’s Cabaret in connection with a purchase agreement for the adult cabaret.

The Company, in April and May 2009, also has renegotiated a portion of its outstanding put options used in the financing of some recent acquisitions.   The Company entered into various agreements that amend provisions of agreements the Company previously entered into.  Pursuant to the terms of these amended agreements, the Company has extended payback periods, reduced the number of shares that can be put back to the Company and reduced cash outlays for the next twelve months.

Specifically, the Company has entered into the following agreements:

•
The Company entered into an Amendment to Purchase Agreement (the “Amended Austin Agreement”) with Behzad Bahrami, in connection with Company’s previous acquisition of an adult entertainment cabaret in Austin, Texas.  The Amended Austin Agreement extends and revises the terms under which Mr. Bahrami has the right to require the Company purchase certain monthly amounts of the 35,000 shares of common stock previously issued to Mr. Bahrami as payment for the acquisition.  Pursuant to the original agreement, Mr. Bahrami had the right to require the Company to purchase up to 5,000 shares per month on or after March 31, 2009 at a purchase price of $20 per share.  The Amended Austin Agreement revised these terms so that Mr. Bahrami now has the right to require the Company purchase shares at the rate of 2,500 shares per month from March 31, 2009 until he has received $700,000 from the sale of the shares.

•
The Company entered into a Fourth Amendment to Purchase Agreement and an Amendment to Lock-Up/Leak-Out Agreement (collectively the “Amended Philadelphia Agreements”) with Vincent Piazza and other related parties, in connection with Company’s previous acquisition of an adult entertainment cabaret in Philadelphia, Pennsylvania.  The Amended Philadelphia Agreements extend and revise the terms under which Mr. Piazza has the right to require the Company purchase certain monthly amounts of the 195,000 shares of common stock previously issued to Mr. Piazza as payment for the acquisition.  Pursuant to the original agreement, Mr. Piazza had the right to require the Company to purchase up to 5,000 shares per month on or after March 31, 2009 at a purchase price of $23 per share.  The Amended Philadelphia Agreements revised these terms so that Mr. Piazza now has the right to require the Company purchase shares at the rate of 3,000 shares per month from March 31, 2009 until March 31, 2010, and at the rate of 5,000 shares per month thereafter until he has received $4,485,000 from the sale of the shares.

•
The Company entered into a Fourth Amendment to the Asset Purchase Agreement and an Amendment to the Lock-Up/Leak-Out Agreement (collectively the “Amended Las Vegas Agreements”) with DI Food and Beverage of Las Vegas, LLC (the “DIFB”) and other related parties, in connection with Company’s previous acquisition of an adult entertainment cabaret in Las Vegas, Nevada.  The Amended Las Vegas Agreements extend and revise the terms under which DIFB has the right to require the Company purchase certain monthly amounts of the 150,000 shares of common stock previously issued to DIFB as partial payment for the acquisition.  Pursuant to the original agreement, DIFB had the right to require the Company purchase up to 6,250 shares per month on or after April 8, 2009 at a purchase price of $20 per

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

13. SUBSEQUENT EVENTS - continued

share.  The Amended Las Vegas Agreements revised these terms so that DIFB now has the right to require the Company purchase shares until DIFB has received $3,000,000 from the sale of the shares at the following rates:

o	from April 5, 2009 until May 4, 2009, up to a total of 15,000 shares;
o	from May 5, 2009 until November 5, 2009 at a rate of 3,000 shares per month;
o	from November 5, 2009 until May 4, 2010 at a rate of 4,000 shares per month;
o	from May 5, 2010 until November 4, 2010 at a rate of 5,000 shares per month; and
o	from November 5, 2010 until October 4, 2011 at a rate of 6,000 shares per month.

•
The Company renegotiated the terms of its purchase agreements with the former owners of ED Publications, Teeze and Adult Store Buyer publications. The new agreement with the former owner of ED Publications provides for the execution of a $200,000 promissory note payable over two years with interest at 4% per annum in lieu of the issuance of 8,696 shares. The Company simultaneously purchased 6,522 shares that had been issued in connection with the Teeze transaction by means of a $150,000 promissory note payable over two years with interest at 4% per annum.

•
The Company entered into a Second Amendment to Purchase Agreement (the “Amended Dallas Agreement”) with Jerry Golding, Kenneth Meyer, Charles McClure and DPC Holdings, LLC, a Texas limited liability company (“DPC”), in connection with the Company’s previous acquisition of the “Executive Club,” an adult entertainment cabaret in Dallas, Texas.  The Amended Dallas Agreement extends and revises the terms under which Messrs. Golding, Meyer and McClure and DPC have the right to require the Company to purchase certain monthly amounts of the 210,000 shares of common stock previously issued to them, in the aggregate, in connection with the acquisition.  Pursuant to the original agreement, Messrs. Golding, Meyer and McClure and DPC had the right to require the Company to purchase, in the aggregate, up to 5,000 shares per month on or after April 11, 2009 at a purchase price of $25 per share.  The Amended Dallas Agreement revised these terms so that Messrs. Golding, Meyer and McClure and DPC now have the right to require the Company to purchase shares, in the aggregate, at the rate of 3,000 shares per month from April 11, 2009 until April 10, 2010, at the rate of 6,000 shares per month from April 11, 2010 until April 10, 2012, and thereafter at the rate of 5,000 shares per month.  Pursuant to the terms of the Amended Dallas Agreement the Company agreed to pledge as collateral to Messrs. Golding, Meyer and McClure and to DPC a second lien on the real property where the Executive Club is located.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of eighteen adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret"; one club that operated as “Encounters” closed in January 2009 and was sold in March 2009, one club operates as “Tootsie’s” and one club operates as “Divas Latinas” (formerly an Onyx). Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  No sexual contact is permitted at any of our locations.

2.	We have Internet activities.

a)	We currently own two adult Internet membership Web sites at www.CoupleTouch.com and www.xxxpassword.com. We acquire xxxpassword.com site content from wholesalers.

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

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 31 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for our club assets are identified at the individual club level. The Company’s annual evaluation was performed as of September 30, 2008, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no goodwill impairment at September 30, 2008.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $2,147,290 and $1,680,187 for the six months ended March 31, 2009 and 2008, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of October 1, 2007, as required.  The adoption of FIN 48 has had no effect on the Company's consolidated financial position, results of operations or cash flows. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by EITF Topic D-98 as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.

Stock Options

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, using the modified prospective application method.

The compensation cost recognized for the six months ended March 31, 2009 and 2008 was $40,088 and $78,540, respectively.  There were no stock options exercises for the six months ended March 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

For the three months ended March 31, 2009, we had consolidated total revenues of $18,360,361 compared to consolidated total revenues of $15,093,032 for the three months ended March 31, 2008, an increase of $3,267,329 or 21.6%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new media division and new clubs in Dallas, Texas (2), Philadelphia, Pennsylvania, and Las Vegas, Nevada, in the amount of $4 million.  Total revenues for same-location-same-period of club continuing operations decreased 6.9% to $13,883,987 for the three months ended March 31, 2009 from $14,905,545 for the same period ended March 31, 2008.

Income taxes, as a percentage of income before taxes was 36.3% and 30.3% for the quarters ended March 31, 2009 and 2008, respectively.  The increase in 2009 is due to the lack of significant permanent difference deductions in 2009 compared to 2008, principally related to exercised stock options and also to the increased significance of state taxes in 2009.

The decrease in net income was primarily due to the increase in expenses detailed above and losses in our new operations in Las Vegas.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations decreased to $3,796,594 for the three months ended March 31, 2009 from $5,505,632 for same period ended March 31, 2008, or by 31.0%.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$6,955,904	37.9%	$5,503,529	36.5%
Sales of food and merchandise	1,566,828	8.5%	1,296,197	8.6%
Service Revenues	8,758,735	47.7%	7,615,581	50.5%
Internet Revenues	164,631	0.9%	172,712	1.1%
Media	285,331	1.6%	-	0.0%
Other	628,932	3.4%	505,013	3.3%
Total Revenues	18,360,361	100.0%	15,093,032	100.0%

Cost of Goods Sold	2,216,457	12.1%	1,543,941	10.2%
Salaries & Wages	3,986,476	21.7%	3,127,219	20.7%
Stock Base Compensation	20,044	0.1%	39,270	0.3%

Taxes and permits	2,367,248	12.9%	1,900,759	12.6%
Credit card fees	446,947	2.4%	250,565	1.7%
Rent	845,823	4.6%	516,677	3.4%
Legal & professional	810,501	4.4%	337,991	2.2%
Advertising and marketing	1,677,196	9.1%	471,874	3.1%
Insurance	265,906	1.4%	161,365	1.1%
Utilities	371,126	2.0%	265,244	1.8%
Depreciation and amortization	814,279	4.4%	578,281	3.8%
Other	1,295,474	7.1%	1,171,567	7.8%

Total operating expenses	15,117,477	82.3%	10,364,753	68.7%
Income from continuing operations	3,242,884	17.7%	4,728,279	31.3%

Interest income	1,659	0.0%	26,403	0.2%
Interest expense	(808,831)	-4.4%	(658,673)	-4.4%
Minority interests	(73,500)	-0.4%	-	0.0%
Income from continuing operations before income taxes	$2,362,212	12.9%	$4,096,009	27.1%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The increase in the cost of goods sold as a percentage of revenues for the three months ended March 31, 2009 was due primarily to two factors: (1) the addition of several new alcohol-selling clubs and their related cost of goods which is significantly higher as a percentage of revenues compared to the cost of sales of the XTC clubs which are BYOB, and (2) the addition of the media division which has a higher cost of sales than club operations.  The cost of goods sold for the club operations for the three months ended March 31, 2009 was 12.4% compared to 10.3% for the three months ended March 31, 2008.  The cost of goods sold from our internet operations for the three months ended March 31, 2009 was 1.6% compared to 1.5% for the three months ended March 31, 2008.  The cost of goods sold from our media operations for the three months ended March 31, 2009 was 28.6%.  The cost of goods sold for same-location-same-period of club continuing operations for the three months ended March 31, 2009 was 12.3%, compared to 10.3% for the same period ended March 31, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The increase in percentage to total revenues is principally due to the new clubs in Dallas and Philadelphia which had significantly higher manager payrolls and also the addition of a general manager and a manager in Miami and the change to salaried personnel for maintenance and landscaping in Miami from an outsourced company.   Payroll for same-location-same-period of club continuing operations decreased to $2,530,276 for the three months ended March 31, 2009 from $2,607,026 for the same period ended March 31, 2008.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.

The increase in the percentage of advertising and marketing to total revenue is principally due to the addition of our new club in Las Vegas and its marketing campaign.

The increase in the percentage to revenues of credit card fees relates to increased chargebacks from certain credit card companies in 2009.

Rent expense increased principally due to significant new leases in Las Vegas and Philadelphia.

The increase in legal and professional expense is principally due to contesting of labor lawsuits in Minnesota and New York.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2008 to finance the purchase of the new clubs and related real estate.  As of March 31, 2009, the balance of long-term debt was $32,022,198 compared to $24,737,135 a year earlier.

The significant change in minority interests is due to the purchase, effective March 31, 2008, of the remaining 49% of our Austin Rick’s Cabaret location and the purchase, effective the same day, of 51% of the partnership owning the real estate for our Philadelphia location.

Losses, before income taxes, at clubs losing money during the quarter ended March 31, 2009 exceeded $900,000, compared to $1.9 million for the quarter ended December 31, 2008.  The significant losing club was Rick’s Cabaret in Las Vegas.  During the quarter ended December 31, 2008, the significant losing clubs included Rick’s in Las Vegas, Dallas, Philadelphia and Club Onyx in Dallas.  Subsequent to December 31, 2008, the Company took the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Dallas lost $323,000 before income taxes during the quarter ended December 31, 2008.  In January 2009, we converted the location to XTC Cabaret Dallas.  Early results are very encouraging.  This location, as XTC Dallas, made a $46,000 profit for the quarter ended March 31, 2009 and we expect ongoing profits in this location although there can be no assurance.

The Rick’s Cabaret in Austin lost $240,000 before income taxes during the quarter ended December 31, 2008.  This location is currently scheduled to close its sale and is included in discontinued operations in the accompanying consolidated statements of income.

The Rick’s Cabaret in Philadelphia lost $276,000 before income taxes during the quarter ended December 31, 2008.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club made a profit of $216,000 for the quarter ended March 31, 2009.  We expect continued profitability in 2009 going forward although there can be no assurance.

Club Onyx Dallas did not have a liquor license during the quarter ended December 31, 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  This location made a profit of $66,000 for the quarter ended March 31, 2009, and we expect ongoing profits in this location, of which there can be no assurance.

Rick’s Cabaret Las Vegas lost approximately $633,000 before income taxes for the quarter ended March 31, 2009.   Due to the economy in Las Vegas, we expect to continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions and modifications to our marketing campaign in this location subsequent to March 31, 2009 and we have seen a large improvement in operations in March and April.

The accompanying financial statements reflect the following as discontinued operations as of and for the period ended March 31, 2009.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company also has put its Rick’s Cabaret nightclub in Austin, Texas up for sale and currently has a contract for sale of the club for $2,000,000, including $700,000 in cash and a ten-year $1.3 million note.  The sale has not closed as of the filing of this report.   The Company recognized an impairment of the net assets of the club of $823,090 as of March 31, 2009, recognized in the consolidated statement of income as loss from sale of discontinued operations.

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Rick's Austin:
Loss from discontinued operations	$(177,964)	$(336,666)	$(426,902)	$(699,751)
Loss on sale of discontinued operations	$(823,090)	$-	$(823,090)	$-
Income tax benefit - discontinued operations	$350,427	$117,833	$437,497	$244,913
Encounters, San Antonio:
Loss from discontinued operations	$(23,829)	$(45,899)	$(67,453)	$(90,568)
Loss on sale of discontinued operations	$-	$-	$(226,175)	$-
Income tax - discontinued operations	$8,340	$16,065	$102,770	$31,699

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2008

For the six months ended March 31, 2009, we had consolidated total revenues of $35,366,781 compared to consolidated  total revenues of $25,835,755 for the six months ended March 31, 2008, an increase of $9,531,026 or 36.9%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new media division and new clubs in Miami Gardens, Florida, two clubs in Dallas, Texas, Philadelphia, Pennsylvania, and Las Vegas, Nevada, in the amount of $10.3 million.  Total revenues for same-location-same-period of club continuing operations decreased to $16,488,081 for the six months ended March 31, 2009 from $17,304,722 for same period ended March 31, 2008, a 4.7% decrease.  Same-location-same-period information for the six months does not include our club in Miami Gardens, although that club is included in the information for the three month periods ended March 31, 2009 and 2008.

Income taxes, as a percentage of income before taxes was 36.3% and 28.3% for the six months ended March 31, 2009 and 2008, respectively.  The increase in 2009 is due to the lack of significant permanent differences in 2009 compared to 2008, principally related to exercised stock options and also to the increased significance of state taxes in 2009.

The decrease in net income was primarily due to the increase in expenses detailed above and losses in our new operations in Dallas, Philadelphia and Las Vegas.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations decreased to $3,401,910 for the six months ended March 31, 2009 from $5,027,998 for same period ended March 31, 2008, or by 32.3%.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$13,522,731	38.2%	$9,560,502	37.0%
Sales of food and merchandise	2,979,806	8.4%	2,335,297	9.0%
Service Revenues	16,859,729	47.7%	12,598,386	48.8%
Internet Revenues	341,394	1.0%	343,501	1.3%
Media	468,967	1.3%	-	0.0%
Other	1,194,154	3.4%	998,069	3.9%
Total Revenues	35,366,781	100.0%	25,835,755	100.0%

Cost of Goods Sold	4,424,126	12.5%	2,823,980	10.9%
Salaries & Wages	8,148,162	23.0%	5,575,081	21.6%
Stock Base Compensation	40,088	0.1%	78,540	0.3%
Taxes and permits	4,635,912	13.1%	3,078,975	11.9%
Credit card fees	781,639	2.2%	446,989	1.7%
Rent	1,707,185	4.8%	878,098	3.4%
Legal & professional	1,310,750	3.7%	629,639	2.4%
Advertising and marketing	2,813,367	8.0%	748,022	2.9%
Insurance	503,385	1.4%	350,298	1.4%
Utilities	796,039	2.3%	456,986	1.8%
Depreciation and amortization	1,615,658	4.6%	1,021,774	4.0%
Other	2,677,716	7.6%	2,057,443	8.0%

Total operating expenses	29,454,027	83.3%	18,145,825	70.2%
Income from continuing operations	5,912,754	16.7%	7,689,930	29.8%

Interest income	7,393	0.0%	69,472	0.3%
Interest expense	(1,636,302)	-4.6%	(1,102,556)	-4.3%
Minority interests	(147,000)	-0.4%	177,911	0.7%

Income from continuing operations before income taxes	$4,136,845	11.7%	$6,834,757	26.5%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The increase in the cost of goods sold as a percentage of revenues for the six months ended March 31, 2009 was due primarily to two factors: (1) the addition of several new alcohol-selling clubs and their related cost of goods which is significantly higher as a percentage of revenues compared to the cost of sales of the XTC clubs which are BYOB, and (2) the addition of the media division which has a higher cost of sales than club operations.  The cost of goods sold for the club continuing operations for the six months ended March 31, 2009 was 12.5% compared to 11.0% for the six months ended March 31, 2008.  The cost of goods sold from our internet operations for the six months ended March 31, 2009 was 1.7% compared to 3.1% for the six months ended March 31, 2008.  The cost of goods sold from our media operations for the six months ended March 31, 2009 was 38.4%.  The cost of goods sold for same-location-same-period of continuing club operations for the six months ended March 31, 2009 was 12.0%, compared to 11.8% for the same period ended March 31, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The increase in percentage to total revenues is principally due to the new clubs in Dallas and Philadelphia which had significantly higher manager payrolls and also the addition of a general manager and a manager in Miami and the change to salaried personnel for maintenance and landscaping in Miami from an outsourced company.   Payroll for same-location-same-period of club operations decreased to $3,409,504 for the six months ended March 31, 2009 from $3,495,054 for the same period ended March 31, 2008.  Management currently believes that its labor and management staff levels are appropriate.

The increase in the percentage of taxes and permits to total revenues is principally due to the patron tax in Texas which was not in effect during the quarter ended December 31, 2007.

The increase in the percentage to revenues of credit card fees relates to increased chargebacks from certain credit card companies in 2009.

The increase in the percentage of advertising and marketing to total revenue is principally due to the addition of our new club in Las Vegas and its marketing campaign.

Rent expense increased principally due to significant new leases in Las Vegas and Philadelphia.

The increase in legal and professional expense is principally due to contesting of labor lawsuits in Minnesota and New York.

Depreciation and amortization amounted to $1,615,658 for the six months ended March 31, 2009.  The increase of approximately $594,000 from the six months ended March 31, 2008 is due to the new clubs purchased in 2008.  Maintenance capital expenditures amounted to $268,000 for the same six months.  We anticipate that depreciation will exceed maintenance capital expenditures for the year ending September 30, 2009 by approximately $2.5 million.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2008 to finance the purchase of the new clubs and related real estate.  As of March 31, 2009, the balance of long-term debt was $32,022,198 compared to $24,737,135 a year earlier.

The significant change in minority interests is due to the purchase, effective March 31, 2008, of the remaining 49% of our Austin Rick’s Cabaret location and the purchase, effective the same day, of 51% of the partnership owning the real estate for our Philadelphia location.

Losses, before income taxes, at clubs losing money during the six months ended March 31, 2009 exceeded $2.6 million.  The significant losing club was Rick’s Cabaret in Las Vegas.  During the quarter ended December 31, 2008, the significant losing clubs included Rick’s in Las Vegas, Dallas, Philadelphia and Club Onyx in Dallas.  Subsequent to December 31, 2008, the Company took the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Dallas (converted to XTC Cabaret in January 2009) lost $366,000 before income taxes during the six months ended March 31, 2009.  Early results of the re-concept in Dallas are very encouraging.  This location, as XTC Dallas, made a $46,000 profit for the quarter ended March 31, 2009 and we expect ongoing profits in this location although there can be no assurance.

The Rick’s Cabaret in Austin lost $427,000 before income taxes during the six months ended March 31, 2009.  This location is currently scheduled to close its sale and is included in discontinued operations in the accompanying consolidated statements of income.

The Rick’s Cabaret in Philadelphia (converted to Club Onyx in January 2009) lost $60,000 before income taxes during the six months ended March 31, 2009. The club made a profit of $216,000 for the quarter ended March 31, 2009.  We expect continued profitability in 2009 going forward although there can be no assurance.

Club Onyx Dallas did not have a liquor license during the quarter ended December 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  This location made a profit of $66,000 for the quarter ended March 31, 2009, and we expect ongoing profits in this location, of which there can be no assurance.

Rick’s Cabaret Las Vegas lost approximately $630,000 and $1,300,000 before income taxes for the three and six months ended March 31, 2009, respectively.   Due to the economy in Las Vegas, we expect to continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions and modifications to our marketing campaign in this location subsequent to March 31, 2009 and we have seen a large improvement in operations in March and April.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At March 31, 2009, we had working capital of $4,053,324 compared to $3,410,445 at September 30, 2008.

Net cash provided by continuing operations in the six months ended March 31, 2009 was $3,425,743 compared to $6,662,894 for the six months ended March 31, 2008.  The decrease in cash provided by operating activities was primarily due to the decrease in net income and the payment of income taxes and accounts payable during the six months ended March 31, 2009.

We used $922,812 of cash in investing activities from continuing operations during the six months ended March 31, 2009 compared to $19,844,808 during the six months ended March 31, 2008.  The decrease was principally due to the acquisition of the new club in Miami Gardens, Florida on November 30, 2007.  Cash of $2,282,186 was used by financing activities during the six months ended March 31, 2009 compared to $14,542,855 cash provided during the six months ended March 31, 2008.  The decrease in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the new Florida club in November 2007.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology.  We may also utilize capital to repurchase our common stock as part of our share repurchase program.

On April 29, 2009, the Company entered into a modification to its two secured promissory notes with the former owners of Tootsie’s Cabaret in Miami Gardens, Florida, whereby the due date for the $5 million of principal due and payable by the Company under each note (an aggregate of $10 million) was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company previously issued these notes in November 2007 to the former owners of Tootsie’s Cabaret in connection with a purchase agreement for the adult cabaret.

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our consolidated balance sheet at March 31, 2009 as Temporary Equity.   After the renegotiation subsequent to March 31, 2009, the maximum obligation that could be owed if our stock were valued at zero is $13,585,000.  We consider this type of financing transaction to be similar to interest-free debt. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity and Stockholders’ Equity and will have no income statement effect. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on May 4, 2009 of $7.00 per share, of which there can be no assurance:

For the Year Ending September 30:
2009	$1,301,352
2010	2,676,000
2011	3,140,000
2012	2,147,352
2013	144,648

Total	$9,409,352

Each $1.00 per share movement of our stock price has an aggregate effect of $597,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the fiscal year ending September 30, 2008, no shares were purchased under this program.  During the six months ended March 31, 2009, we purchased 162,041 shares of common stock in the open market at prices ranging from $2.64 to $5.95 per share.

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

During the six months ended March 31, 2008, we purchased two night club operations and the remaining 49% of another for $34,525,531.  The acquisitions were funded as follows: $18,986,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to the sellers, 230,000 shares of common stock, $701,711 in debt forgiveness, plus estimated transaction costs of $125,000.  For the six months ended March 31, 2009, the two acquired nightclubs had total revenues of approximately $12,900,000 and income before income tax of approximately $4,500,000.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures. Management maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting during our second quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In 1997, the City of Houston passed a comprehensive new ordinance regulating the location of and the conduct within sexually oriented businesses (the “Ordinance”), which became the subject of litigation which affects our Sexually Oriented Business licenses in Houston, Texas. After extensive litigation, the Trial Court in Houston rendered its judgment in favor of the City of Houston in January, 2007.  After a lengthy series of court battles,  the Fifth Circuit Court of Appeals ruled in favor of the City of Houston in September 2007.  Despite efforts for further appeal, the United States Supreme Court refused to hear the matter.

Additionally, on behalf of three of our club locations in Houston, we filed state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  At the conclusion of the trial for this matter, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A stay sought by the clubs during the appeal was denied.  As a result, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, has either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 7.0% of our club operation’s revenues and for the six months ended March 31, 2009 were in Houston, Texas and those clubs lost approximately 0.9% of the Company’s income before taxes for that period.

OTHER LEGAL MATTERS

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State has appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  The Texas Third Court of Appeals heard oral argument in this case on February 11, 2009, however no decision is expected in the immediate future. In the meantime, we have paid the tax for the first four calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  On April 3, 2009, the Company was notified that the Texas legislature processed a bill to replace the Patron Tax with a 10% tax calculated on admission fees.  The bill has passed the House and, as of May 5, 2009, has gone to the Senate for confirmation.  If passed, the Company’s current amount paid under protest would be applied to future admission tax and other Texas state tax liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, we purchased 113,841 shares of common stock in the open market at prices ranging from $2.64 to $3.48 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
February 28, 2009	25,500	$3.27	25,500	$4,680,054
March 31, 2009	88,341	$3.01	88,341	$4,414,148
Total for six months ending March 31, 2009	162,041	$3.61	162,041	$4,414,148

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 12, 2009	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 12, 2009	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer