Form 10-Q
period 2009-06-30
RICKS CABARET INTERNATIONAL INC
filed 2009-08-12
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

As of August 5, 2009, 9,111,566 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2009	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$5,892,396	$5,493,893
Accounts receivable
Trade, net	748,305	629,139
Other, net	216,663	229,930
Inventories	1,420,101	1,683,196
Prepaid expenses and other current assets	1,083,473	559,221
Assets of discontinued operations	2,177,334	3,521,034
Total current assets	11,538,272	12,116,413

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	43,680,190	43,046,417
Furniture and equipment	13,705,869	13,049,607

	57,386,059	56,096,024
Accumulated depreciation	9,682,846	7,514,922
Total property and equipment, net	47,703,213	48,581,102

OTHER ASSETS:
Goodwill and indefinite lived intangibles	74,077,797	74,703,174
Definite lived intangibles, net	965,035	1,194,592
Other	1,083,966	473,525
Total other assets	76,126,798	76,371,291
Total assets	$135,368,283	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	JUNE 30, 2009	SEPTEMBER 30, 2008
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$521,927	$1,167,905
Accrued liabilities	3,731,484	4,427,946
Current portion of long-term debt	2,386,440	2,644,541
Current portion of derivative liabilities	850,500	-
Liabilities of discontinued operations	357,000	465,576
Total current liabilities	7,847,351	8,705,968

Deferred tax liability	16,802,854	16,616,302
Other long-term liabilities	615,843	537,967
Derivative liabilities at fair value, less current portion	2,915,166	-
Long-term debt, less current portion	29,381,675	30,312,865
Long-term debt - related parties	-	600,000
Total liabilities	57,562,889	56,773,102

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,353,596	3,358,096

TEMPORARY EQUITY – Common stock, subject to put rights (342,500 and 611,740 shares, respectively)	7,408,014	13,935,020

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000,000 shares authorized; 8,579,566 and 9,689,315 shares issued	85,796	96,893
Additional paid-in capital	53,278,542	53,948,172
Accumulated other comprehensive loss	-	(13,347)
Retained earnings	13,679,446	10,264,650
Less 908,530 shares of common stock held in treasury, at cost, at September 30, 2008	-	(1,293,780)
Total permanent stockholders’ equity	67,043,784	63,002,588

Total liabilities and stockholders’ equity	$135,368,283	$137,068,806

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,

	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$8,036,630	$5,893,332	$21,559,360	$15,453,834
Sales of food and merchandise	1,653,317	1,335,247	4,633,122	3,670,545
Service revenues	10,137,435	7,722,864	26,997,164	20,321,251
Internet revenues	151,989	194,105	493,384	537,606
Media revenues	238,064	182,452	707,030	182,452
Other	717,398	612,006	1,911,553	1,610,075
Total revenues	20,934,833	15,940,006	56,301,613	41,775,763

Operating expenses:
Cost of goods sold	2,276,895	1,817,417	6,701,022	4,641,398
Salaries and wages	4,061,735	3,694,824	12,209,897	9,269,903
Stock compensation	20,044	39,270	60,132	117,810
Other general and administrative:
Taxes and permits	2,407,100	1,937,975	7,043,013	5,016,950
Charge card fees	421,524	291,683	1,203,164	739,671
Rent	853,879	461,254	2,561,064	1,090,894
Legal and professional	567,790	540,910	1,878,540	1,419,008
Advertising and marketing	3,365,079	607,414	6,178,445	1,355,438
Insurance	330,496	158,502	833,881	508,802
Utilities	381,465	349,823	1,177,504	806,809
Depreciation and amortization	808,823	584,227	2,424,480	1,606,001
Other	1,471,905	1,439,224	4,158,183	3,495,665
Total operating expenses	16,966,735	11,922,523	46,429,325	30,068,349
Operating income	3,968,098	4,017,483	9,872,288	11,707,414

Other income (expense):
Interest income	1,113	22,083	8,507	91,555
Interest expense	(811,686)	(682,788)	(2,447,989)	(1,785,344)
Loss on change in fair value of derivative instruments	(121,904)	-	(121,904)	-
Minority interests	(73,500)	(73,500)	(220,500)	104,412
Income from continuing operations before income taxes	2,962,121	3,283,278	7,090,402	10,118,037
Income taxes	1,067,423	1,247,323	2,567,615	3,179,722
Income from continuing operations	1,894,698	2,035,955	4,522,787	6,938,315
Loss from discontinued operations, net of income taxes	(110,205)	(206,751)	(1,107,991)	(720,459)
Net income	$1,784,493	$1,829,204	$3,414,796	$6,217,856
Basic earnings per share:
Income from continuing operations	$0.21	$0.25	$0.49	$0.92
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.12)	$(0.10)
Net income	$0.19	$0.22	$0.37	$0.83
Diluted earnings per share:
Income from continuing operations	$0.20	$0.23	$0.48	$0.86
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.12)	$(0.09)
Net income	$0.19	$0.21	$0.36	$0.77
Weighted average number of common shares outstanding:
Basic	9,185,758	8,240,914	9,288,536	7,536,104
Diluted	9,409,562	8,860,699	9,499,015	8,238,094

Comprehensive income for the three months ended June 30, 2009 and 2008 was $1,784,493 and $1,824,755, and for the nine months were $3,401,449 and $6,258,048, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS
	ENDED JUNE 30,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,414,796	$6,217,856
Loss from discontinued operations	1,107,991	720,459
Income from continuing operations	4,522,787	6,938,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,424,480	1,641,250
Deferred taxes	585,589	632,227
Amortization of note discount	-	26,664
Loss on change in fair value of derivative instruments	121,904	-
Beneficial conversion	17,083	13,464
Minority interests	220,500	(104,412)
Deferred rents	77,876	88,165
Common stock issued for interest payment	-	68,298
Stock compensation expense	60,132	117,810
Other	13,347	-
Changes in operating assets and liabilities	(2,011,269)	839,009
Cash provided by operating activities of continuing operations	6,032,429	10,260,790
Cash provided by (used in) operating activities of discontinued operations	87,735	(525,438)
Net cash provided by operating activities	6,120,164	9,735,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	36,000
Additions to property and equipment	(1,317,034)	(2,586,567)
Acquisition of businesses, net of cash acquired	(48,351)	(22,871,620)
Payments from notes receivable	6,018	63,991
Cash used in investing activities of continuing operations	(1,359,367)	(25,358,196)
Cash used in investing activities of discontinued operations	(602)	(781,593)
Net cash used in investing activities	(1,359,969)	(26,139,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	27,352,500
Proceeds from stock options exercised	-	168,700
Proceeds from long-term debt	-	2,150,000
Purchase of put options and payments on derivative instrument	(762,285)	-
Payments on long-term debt	(2,156,374)	(3,018,995)
Purchase of treasury stock	(1,218,033)	-
Distribution to minority interests	(225,000)	(75,000)
Cash provided by (used in) financing activities of continuing operations	(4,361,692)	26,577,205

NET INCREASE IN CASH	398,503	10,172,768
CASH AT BEGINNING OF PERIOD	5,493,893	2,915,534
CASH AT END OF PERIOD	$5,892,396	$13,088,302
CASH PAID DURING PERIOD FOR:
Interest	$2,232,195	$1,708,777
Income taxes	$2,709,984	$565,988

See accompanying notes to consolidated financial statements.

Non-cash transactions:

In June 2009, the Company retired its treasury stock amounting to $2,511,813 by a charge to additional paid-in capital.

In April 2009, the Company acquired 15,218 of its shares subject to put options with notes payable totaling $350,000.

In April 2009, the Company transferred $5,175,000 from temporary equity and recorded the fair value of the resulting derivative financial instrument of $3,751,192.  The difference was recognized in additional paid-in capital.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB for the year ended September 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current presentation.

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be effective for the Company beginning in fiscal 2010 for business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2010. The Company does not expect that SFAS 160 will have a material impact on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010.  The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

 ☐ Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

2.   RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

☐  Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

☐  Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s derivative liabilities have been measured principally utilizing Level 2 inputs.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for the Company beginning in fiscal 2009.  The initial adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial condition or results of operations.

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 110 which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. There were no option grants during the nine months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 as of June 30, 2009.  The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

3.  STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Below is the summary of common stock options outstanding as of June 30, 2009:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	410,000	400,000	438,000

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of June 30, 2009, 438,000 shares of common stock were available for future grants under the Plan. The compensation cost recognized for the nine months ended June 30, 2009 and 2008 was $60,132 and $117,810, respectively.  There were zero and 40,000 stock options exercised for the nine months ended June 30, 2009 and 2008, respectively.  There were no stock options granted for the nine month periods ended June 30, 2009 and 2008.

The following is a summary of all stock option transactions for the nine months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	420,000	$3.86
Granted	-	-
Cancelled or expired	10,000	2.49
Exercised	-	-
Outstanding as of June 30, 2009	410,000	$3.89	.50	$1,148,250
Options exercisable as of June 30, 2009	400,000	$3.76	.44	$1,148,250

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$39,298,343	$35,404,831	$12,174,092	$6,250,998
Change in tax basis of assets	-	(673,728)	-	-
Intangibles acquired	-	48,351	26,804,676	13,287,809
Ending balance	$39,298,343	$34,779,454	$38,978,768	$19,538,807

5.  LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.  The Company also made additional payments of $1,556,374 on other long-term debt during the nine months ended June 30, 2009.

On April 29, 2009, the Company entered into a modification to its two secured promissory notes with the former owners of Tootsie’s Cabaret in Miami Gardens, Florida, whereby the due date for the $5 million of principal due and payable by the Company under each note (an aggregate of $10 million) was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company previously issued these notes in November 2007 to the former owners of Tootsie’s Cabaret in connection with a purchase agreement for the adult cabaret.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

6.  EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share (“EPS”).  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”).  Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

6.  EARNINGS PER SHARE - continued

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
Basic earnings per share:
Income from continuing operations	$1,894,698	$2,035,955	$4,522,787	$6,938,315
Loss from discontinued operations, net of income taxes	$(110,205)	(206,751)	$(1,107,991)	$(720,459)
Net income	$1,784,493	$1,829,204	$3,414,796	$6,217,856
Average number of common shares outstanding	9,185,758	8,240,914	9,288,536	7,536,104
Basic earnings per share - income from continuing operations	$0.21	$0.25	$0.49	$0.92
Basic earnings per share - discontinued operations	$(0.01)	$(0.03)	$(0.12)	$(0.10)
Basic earnings per share - net income	$0.19	$0.22	$0.37	$0.83
Diluted earnings per share:
Income from continuing operations	$1,894,698	$2,035,955	$4,522,787	$6,938,315
Adj. to net earnings from assumed conversion of debentures (1)	-	19,800	-	113,400
Adjusted income from continuing operations	1,894,698	2,055,755	4,522,787	7,051,715
Discontinued operations	(110,205)	(206,751)	(1,107,991)	(720,459)
Adjusted net income	$1,784,493	$1,849,004	$3,414,796	$6,331,256
Average number of common shares outstanding:
Common shares outstanding	9,185,758	8,240,914	9,288,536	7,536,104
Potential dilutive shares resulting from exercise of warrants and options (2)	223,804	399,785	210,479	401,990
Potential dilutive shares resulting from conversion of debentures (3)	-	220,000	-	300,000
Total average number of common shares outstanding used for dilution	9,409,562	8,860,699	9,499,015	8,238,094

Diluted earnings per share - income from continuing operations	$0.20	$0.23	$0.48	$0.86
Diluted earnings per share - discontinued operations	$(0.01)	$(0.02)	$(0.12)	$(0.09)
Diluted earnings per share - net income	$0.19	$0.21	$0.36	$0.77

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2009 and 2008 totaling $691,165 and $2,410,000, respectively, were convertible into common stock at a price of $12 per share in 2009 and $3.00 to $25.32 per share in 2008, respectively, and resulted in additional common shares (based on average balances outstanding) in 2008.  Potential dilutive shares of 166,979 and 80,137 for the three and nine months ended June 30, 2008 have been excluded from earnings per share due to being anti-dilutive.
* EPS may not foot due to rounding.

7.  COMMON STOCK

During the nine months ended June 30, 2009, the Company purchased 269,549 shares of Company common stock for its treasury at an aggregate cost of $1,218,033.  These and all other treasury shares were cancelled during the three months ended June 30, 2009 in the amount of $2,511,813.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The following unaudited pro forma information presents the results of operations for the nine months ended June 30, 2008 as if the acquisition had occurred as of the beginning of the immediate preceding period.  The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

For the Nine Months Ended
June 30, 2008
Revenues	$44,742,417
Net income	$6,579,348
Net income per share - basic	$0.87
Net income per share - diluted	$0.81
Weighted average shares outstanding - basic	7,536,104
Weighted average shares outstanding - diluted	8,238,094

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

As part of the transaction and as amended in April 2009, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 3,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”) until March 31, 2010 and at the rate of 5,000 shares per month thereafter until the Seller has received  $4,485,000 from the sale of the shares.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of June 30, 2009, the 195,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these put options. Under the new terms, the Company has extended payback and reduced the number of shares that can be put back to the Company.  No consideration was required by the Company to renegotiate the terms of the put options.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

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

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this acquired entity are included in the Company’s consolidated results of operations since June 30, 2008.  This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share. Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

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

Pursuant to the terms of the Purchase Agreement and as amended in April 2009, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller not more than 2,500 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of June 30, 2009, the 35,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these and other put options.  No consideration was required by the Company to renegotiate the terms of these put options.  Under the new terms, the Company has extended payback and reduced the number of shares that can be put back to the Company.  In the event the Seller elects not to “Put” the Shares to the Company, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.  The full results of operations of this entity are included in the Company’s results of operations since March 31, 2008.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

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

At Closing and as amended in May 2009, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 2,172 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") from April 11, 2009 until April 11, 2010, at the rate of 4,347 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 3,621 shares per month until each of the individual Sellers has received a total of $1,267,350 from the sale of the Rick's Club Shares. At the Company’s election during any given month, the Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Club Shares during that particular month.  The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3,802,050 from the sale of the Rick's Club Shares and any deficiency.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

Additionally, at Closing and as amended in May 2009, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC not more than 828 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate shares") from April 11, 2009 until April 11, 2010, at the rate of 1,653 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 1,379 shares per month until DPC has received a total of $1,447,950 from the sale of the Rick's Real Estate Shares. At the Company’s election during any given month, the Company may either buy the Monthly Real Estate Shares or, if the Company elects not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Real Estate Shares during that particular month. The Company’s obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1,447,950 from the sale of the Rick's Real Estate Shares and any deficiency.

The only consideration required by the Company in the amendment of the terms of these put options was the granting of a second lien on the related club property in Dallas, Texas.  The granting of the second lien for the “Dallas sellers” put options necessitates derivative liability accounting, as required by paragraph 32 of EITF 00-19 and SFAS 133.  These put options have been transferred from temporary equity to derivative liabilities, measured at fair value, effective as of the date of the modifications.  The liabilities will continue to be recognized each quarter at fair value and the change in fair value recognized in the statement of income.

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

Net current assets	$34,445
Property and equipment and other assets	6,264,850
Non-compete agreement	300,000
Goodwill	303,354
SOB licenses	2,640,763
Deferred tax liability	(303,354)
Net assets acquired	$9,240,058

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
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

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
JUNE 30, 2009

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

As part of the transaction and as amended in April 2009, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than the following number of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”):

o	from April 5, 2009 until May 4, 2009, up to a total of 15,000 shares;
o	from May 5, 2009 until November 5, 2009 at a rate of 3,000 shares per month;

o	from November 5, 2009 until May 4, 2010 at a rate of 4,000 shares per month;
o	from May 5, 2010 until November 4, 2010 at a rate of 5,000 shares per month; and

o	from November 5, 2010 until October 4, 2011 at a rate of 6,000 shares per month.

At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3,000,000 from the sale of the Rick’s Shares and any deficiency.  Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30- day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.  No consideration was required by the Company to renegotiate the terms of these put options.

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
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$112,885
Property and equipment and other assets	1,953,065
Non-compete agreement	100,000
Goodwill	16,022,098
Net assets acquired	$18,188,048

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

	For the Three Months Ended	For the Nine Months Ended
	June 30, 2008	June 30, 2008

Revenues	$21,631,537	$55,143,607
Net income	$2,383,139	$7,121,091

Net income per share - basic	$0.27	$0.85
Net income per share - diluted	$0.25	$0.79

Weighted average shares outstanding - basic	8,972,606	8,361,335
Weighted average shares outstanding - diluted	9,592,391	9,063,325

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

	For the Three Months Ended	For the Nine Months Ended
	June 30, 2008	June 30, 2008

Revenues	$21,631,537	$58,110,261
Net income	$2,383,139	$7,514,082

Net income per share - basic	$0.27	$0.90
Net income per share - diluted	$0.25	$0.83

Weighted average shares outstanding - basic	8,972,606	8,361,335
Weighted average shares outstanding - diluted	9,592,391	9,063,325

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
(ii) $200,000 cash payable in 6 months (paid); and
(iii) The issuance of 8,696 shares of restricted common stock valued at $23.00 per share (the "Closing Shares").   (See the explanation below of the subsequent renegotiation of these terms).

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
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

8.  ACQUISITIONS AND DISPOSITIONS - continued

In April 2009, the Company renegotiated the terms of its purchase agreements with the former owners of ED Publications, Teeze and Adult Store Buyer publications. The new agreement with the former owner of ED Publications provides for the execution of a $200,000 promissory note payable over two years with interest at 4% per annum in lieu of the issuance of 8,696 shares. The Company simultaneously purchased 6,522 shares that had been issued in connection with the Teeze transaction by means of a $150,000 promissory note payable over two years with interest at 4% per annum.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

9.  INCOME TAXES

Income tax expense for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes, including discontinued operations, for the three and nine months ended June 30, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Computed expected tax expense	$949,476	$1,008,154	$1,831,172	$3,063,276
State income taxes	47,780	88,955	114,962	270,289
Stock option disqualifying dispositions and other permanent differences	10,827	10,942	24,870	(301,734)
Net operating loss carryforwards	-	92,709	-	(191,786)
Effect of rate increase on deferred tax liability	-	(64,764)	-	(48,263)
Total income tax expense	$1,008,083	$1,135,996	$1,971,004	$2,791,782

Included in the Company’s deferred tax liabilities at June 30, 2009 is approximately $13,150,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

10. DISCONTINUED OPERATIONS

The accompanying financial statements reflect the following as discontinued operations as of and for the period ended June 30, 2009.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company also has put its Rick’s Cabaret nightclub in Austin, Texas up for sale.  A sale of the club was scheduled in May 2009, but the sale was never closed.  The Company recognized an impairment of the net assets of the club of $823,090 as of June 30, 2009, recognized in the consolidated statement of income as loss from sale of discontinued operations.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

10.  DISCONTINUED OPERATIONS - continued

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rick's Austin:
Loss from discontinued operations	$(169,546)	$(258,128)	$(587,884)	$(957,880)
Loss on sale of discontinued operations	-	-	(823,090)	-
Income tax benefit - discontinued operations	59,341	90,345	493,841	335,258
Encounters, San Antonio:
Loss from discontinued operations	-	(59,950)	(67,453)	(150,519)
Loss on sale of discontinued operations	-	-	(226,175)	-
Income tax - discontinued operations	-	20,982	102,770	52,682
Total loss from discontinued operations, net of tax	$(110,205)	$(206,751)	$(1,107,991)	$(720,459)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	June 30,	September 30,
	2009	2008
Rick's Austin:
Current assets	$83,846	$117,851
Property and equipment	1,080,391	1,212,127
Other assets	1,013,097	1,862,437
Current liabilities	(79,046)	(166,885)
Long-term liabilities	(277,954)	(277,954)
Net assets (liabilities)	$1,820,334	$2,747,576

Encounters, San Antonio:
Current assets	$-	$42,584
Property and equipment	-	245,035
Other assets	-	41,000
Current liabilities	-	(20,737)
Long-term liabilities	-	-
Net assets (liabilities)	$-	$307,882

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

11. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Business segment sales:
Night clubs	$20,544,779	$15,563,449	$55,101,199	$41,055,705
Other	390,054	376,557	1,200,414	720,058
	$20,934,833	$15,940,006	$56,301,613	$41,775,763

Business segment operating income:
Night clubs	$4,748,770	$4,967,868	$12,589,214	$14,112,331
Other	(54,831)	(74,866)	(233,397)	(21,219)
General corporate	(725,841)	(875,519)	(2,483,529)	(2,383,698)
	$3,968,098	$4,017,483	$9,872,288	$11,707,414

Business segment capital expenditures:
Night clubs	$408,634	$16,467,228	$1,290,716	$28,393,058
Other	1,449	1,091	5,049	3,039
General corporate	22,553	37,514	36,166	86,148
	$432,636	$16,505,833	$1,331,931	$28,482,245

Business segment depreciation and amortization:
Night clubs	$614,132	$449,968	$1,840,325	$1,325,159
Other	8,417	10,661	25,422	21,592
General corporate	186,274	123,598	558,733	259,250
	$808,823	$584,227	$2,424,480	$1,606,001

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Additionally, on behalf of three of our club locations in Houston, we filed state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  At the conclusion of the trial for this matter, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A stay sought by the clubs during the appeal was denied.  As a result, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, has either ceased providing nude or semi-nude entertainment or developed alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 1.9% of our club operation’s revenues for the nine months ended June 30, 2009 were in Houston, Texas and those clubs lost approximately 1.4% of the Company’s income before taxes for that period.

Other Legal Matters

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  In June 2009, the Texas Third Court of Appeals upheld the judgment that the surcharge is unconstitutional.  The State has appealed the judgment to the Texas Supreme Court.  The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the quarter ended June 30, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of EITF No. 00-19 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3,751,192 in accordance with SFAS No. 157, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The fair value of the derivative liabilities as of June 30, 2009 were estimated to be $3,765,666 in accordance with SFAS 157, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	74%
Expected life	3.25 years
Expected dividend yield	-
Risk free rate	1.64%

The loss for the three months ended June 30, 2009, recognized in earnings amounted to $121,904.

14. SUBSEQUENT EVENTS

The following events have occurred after June 30, 2009, which the Company considers necessary to disclose in order to keep these financial statements from being misleading.  Subsequent events have been evaluated through August 12, 2009, the date the financial statements were issued.

The Company’s Board of Directors approved the issuance of stock options to the Board of Directors and the Company’s General Counsel on July 22, 2009.  Each non-officer Director and the General Counsel received 10,000 options (total of 50,000 options) and the two Officer Directors received 5,000 each.  The options vest in one year, expire after two years and are exercisable at $8.75 per share.

On August 6, 2009, the Company completed the sale of an aggregate of $7.2 million in 10% convertible debentures that will be used to make future acquisitions. The three-year debentures bear interest at 10 percent and can be convertible into common shares of the Company’s stock at $8.75 per share. The debentures are redeemable by the Company at any time if the closing price of the Company’s stock is at least $11.50 for 20 consecutive days. Other terms of the debentures are available in the Company’s 8-K filing with the SEC.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

14. SUBSEQUENT EVENTS - continued

On August 10, 2009, a wholly owned subsidiary of the Company sold approximately 338 acres of land in Brazoria County, Texas and associated equipment for a cash payment of $775,000.  As a result of the sale, the Company anticipates a gain of approximately $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of eighteen adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret"; one club that operated as “Encounters” closed in January 2009 and was sold in March 2009, one club operates as “Tootsie’s” and one club operates as “Divas Latinas” (formerly Club Onyx). Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  No sexual contact is permitted at any of our locations.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of EITF No. 00-19 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3,751,192 in accordance with SFAS No. 157, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The fair value of the derivative liabilities as of June 30, 2009 were estimated to be $3,765,666 in accordance with SFAS 157, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	74%
Expected life	3.25 years
Expected dividend yield	-
Risk free rate	1.64%

The loss for the three months ended June 30, 2009, recognized in earnings amounted to $121,904.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  Total sales and liquor taxes aggregated $3,414,358 and $2,777,468 for the nine months ended June 30, 2009 and 2008, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of October 1, 2007, as required.  The adoption of FIN 48 has had no effect on the Company's consolidated financial position, results of operations or cash flows. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by EITF Topic D-98 as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above.
Stock Options

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified prospective application method.

The compensation cost recognized for the nine months ended June 30, 2009 and 2008 was $60,132 and $117,810, respectively.  There were no stock options exercises for the nine months ended June 30, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

For the three months ended June 30, 2009, we had consolidated total revenues of $20,934,833 compared to consolidated total revenues of $15,940,006 for the three months ended June 30, 2008, an increase of $4,994,827 or 31.3%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new media division and new clubs in Dallas, Texas (two clubs), Philadelphia, Pennsylvania, and Las Vegas, Nevada, in the amount of  approximately $6 million.  Total revenues for same-location-same-period of club continuing operations decreased 0.9% to $14,894,316 for the three months ended June 30, 2009 from $15,034,144 for the same period ended June 30, 2008.

Income taxes, as a percentage of income before taxes was 36.1% and 38.3% for the quarters ended June 30, 2009 and 2008, respectively.

Net income decreased from $1,829,204 to $1,784,493, primarily due to the increase in expenses detailed below and losses in our new operations in Las Vegas.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations decreased to $4,486,515 for the three months ended June 30, 2009 from $4,689,659 for same period ended June 30, 2008, or by 4.3%.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$8,036,630	38.4%	$5,893,332	37.0%
Sales of food and merchandise	1,653,317	7.9%	1,335,247	8.4%
Service Revenues	10,137,435	48.4%	7,722,864	48.4%
Internet Revenues	151,989	0.7%	194,105	1.2%
Media	238,064	1.1%	182,452	1.1%
Other	717,398	3.4%	612,006	3.8%
Total Revenues	20,934,833	100.0%	15,940,006	100.0%

Cost of Goods Sold	2,276,895	10.9%	1,817,417	11.4%
Salaries & Wages	4,061,735	19.4%	3,694,824	23.2%
Stock Base Compensation	20,044	0.1%	39,270	0.2%

Taxes and permits	2,407,100	11.5%	1,937,975	12.2%
Credit card fees	421,524	2.0%	291,683	1.8%
Rent	853,879	4.1%	461,254	2.9%
Legal & professional	567,790	2.7%	540,910	3.4%
Advertising and marketing	3,365,079	16.1%	607,414	3.8%
Insurance	330,496	1.6%	158,502	1.0%
Utilities	381,465	1.8%	349,823	2.2%
Depreciation and amortization	808,823	3.9%	584,227	3.7%
Other	1,471,905	7.0%	1,439,224	9.0%

Total operating expenses	16,966,735	81.0%	11,922,523	74.8%
Income from continuing operations	3,968,098	19.0%	4,017,483	25.2%

Interest income	1,113	0.0%	22,083	0.1%
Interest expense	(811,686)	-3.9%	(682,788)	-4.3%
Loss on change in fair value of derivative instruments	(121,904)	-0.6%	-	-
Minority interests	(73,500)	-0.4%	(73,500)	-0.5%
Income from continuing operations before income taxes	$2,962,121	14.1%	$3,283,278	20.6%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the three months ended June 30, 2009 was 10.7% compared to 11.2% for the three months ended June 30, 2008.  The cost of goods sold from our internet operations for the three months ended June 30, 2009 was 0.3% compared to 2.3% for the three months ended June 30, 2008.  The cost of goods sold from our media operations for the three months ended June 30, 2009 was 32.0%, compared to 34.9% for the three months ended June 30, 2008.  The cost of goods sold for same-location-same-period of club continuing operations for the three months ended June 30, 2009 was 11.8%, compared to 11.2% for the same period ended June 30, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The decrease in percentage to total revenues is principally due to management’s continued monitoring of payroll costs in 2009 during these tougher economic times.   Payroll for same-location-same-period of club continuing operations decreased to $2,656,706 for the three months ended June 30, 2009 from $2,773,853 for the same period ended June 30, 2008.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  Patron taxes amounted to $443,000 for each of the quarters ended June 30, 2009 and 2008.

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

Depreciation and amortization increased approximately $225,000 from the three months ended June 30, 2008, due to the new clubs purchased during the 2008 fiscal year.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2008 to finance the purchase of the new clubs and related real estate.  As of June 30, 2009, the balance of long-term debt was $31,768,115 compared to $33,557,406 a year earlier, but a substantial portion of the new debt was entered into during the quarter ended June 30, 2008.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at June 30, 2009.

Losses, before income taxes, at clubs losing money during the quarter ended June 30, 2009 exceeded $520,000, compared to $900,000 for the quarter ended March 31, 2009.  The significant losing club was Rick’s Cabaret in Las Vegas.  Subsequent to December 31, 2008, the Company took the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Dallas lost $323,000 before income taxes during the quarter ended December 31, 2008.  In January 2009, we converted the location to XTC Cabaret Dallas.  Early results are very encouraging.  This location, as XTC Dallas, made a $124,000 profit for the quarter ended June 30, 2009 and we expect ongoing profits in this location although there can be no assurance.

The Rick’s Cabaret in Philadelphia lost $276,000 before income taxes during the quarter ended December 31, 2008.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club made a profit of $195,000 for the quarter ended June 30, 2009.  We expect continued profitability in 2009 going forward although there can be no assurance.

Club Onyx Dallas did not have a liquor license during the quarter ended December 31, 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  This location was at virtual breakeven for the quarter ended June 30, 2009, and we expect ongoing profits in this location, of which there can be no assurance.

Rick’s Cabaret Las Vegas lost approximately $300,000 before income taxes for the quarter ended June 30, 2009.   Due to the economy in Las Vegas, we expect to continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions and modifications to our marketing campaign in this location subsequent to March 31, 2009 and we have seen a large improvement in operations in the quarter.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the period ended June 30, 2009.

The Rick’s Cabaret in Austin is currently held for sale and is included in discontinued operations in the accompanying statement of income.  A sale of the club was scheduled in May 2009, but the sale was never closed.  The Company recognized an impairment of the net assets of the club of $823,090 as of March 31, 2009, recognized in the consolidated statement of income as loss from sale of discontinued operations.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

Following is summarized information regarding the discontinued operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rick's Austin:
Loss from discontinued operations	$(169,546)	$(258,128)	$(587,884)	$(957,880)
Loss on sale of discontinued operations	-	-	(823,090)	-
Income tax benefit - discontinued operations	59,341	90,345	493,841	335,258
Encounters, San Antonio:
Loss from discontinued operations	-	(59,950)	(67,453)	(150,519)
Loss on sale of discontinued operations	-	-	(226,175)	-
Income tax - discontinued operations	-	20,982	102,770	52,682
Total loss from discontinued operations, net of tax	$(110,205)	$(206,751)	$(1,107,991)	$(720,459)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2008

For the nine months ended June 30, 2009, we had consolidated total revenues of $56,301,613 compared to consolidated total revenues of $41,775,763 for the nine months ended June 30, 2008, an increase of $14,525,850 or 34.8%.  The increase in total revenues was primarily attributable to the increase in revenues generated by our new media division and new clubs in Miami Gardens, Florida, two clubs in Dallas, Texas, Philadelphia, Pennsylvania, and Las Vegas, Nevada, in the amount of $15 million.  Total revenues for same-location-same-period of club continuing operations decreased to $24,603,662 for the nine months ended June 30, 2009 from $26,059,704 for same period ended June 30, 2008, a 5.6% decrease.  Same-location-same-period information for the nine months does not include our club in Miami Gardens, although that club is included in the information for the three month periods ended June 30, 2009 and 2008.

Income taxes, as a percentage of income before taxes was 36.6% and 31.0% for the nine months ended June 30, 2009 and 2008, respectively.  The increase in 2009 is due to the lack of significant permanent differences in 2009 compared to 2008, principally related to exercised stock options and also to the increased significance of state taxes in 2009.

Net income decreased from $6,217,856 to $3,414,796, primarily due to the increase in expenses detailed below and losses in our new operations in Dallas, Philadelphia and Las Vegas.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations decreased to $5,930,711 for the nine months ended June 30, 2009 from $7,333,146 for same period ended June 30, 2008, or by 19.1%.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$21,559,360	38.3%	$15,453,834	37.0%
Sales of food and merchandise	4,633,122	8.2%	3,670,545	8.8%
Service Revenues	26,997,164	48.0%	20,321,251	48.6%
Internet Revenues	493,384	0.9%	537,606	1.3%
Media	707,030	1.3%	182,452	0.4%
Other	1,911,553	3.4%	1,610,075	3.9%
Total Revenues	56,301,613	100.0%	41,775,763	100.0%

Cost of Goods Sold	6,701,022	11.9%	4,641,398	11.1%
Salaries & Wages	12,209,897	21.7%	9,269,903	22.2%
Stock Base Compensation	60,132	0.1%	117,810	0.3%
Taxes and permits	7,043,013	12.5%	5,016,950	12.0%
Credit card fees	1,203,164	2.1%	739,671	1.8%
Rent	2,561,064	4.5%	1,090,894	2.6%
Legal & professional	1,878,540	3.3%	1,419,008	3.4%
Advertising and marketing	6,178,445	11.0%	1,355,438	3.2%
Insurance	833,881	1.5%	508,802	1.2%
Utilities	1,177,504	2.1%	806,809	1.9%
Depreciation and amortization	2,424,480	4.3%	1,606,001	3.8%
Other	4,158,183	7.4%	3,495,665	8.4%

Total operating expenses	46,429,325	82.5%	30,068,349	72.0%
Income from continuing operations	9,872,288	17.5%	11,707,414	28.0%

Interest income	8,507	0.0%	91,555	0.2%
Interest expense	(2,447,989)	-4.3%	(1,785,344)	-4.3%
Loss on change in fair value of derivative instruments	(121,904)	-0.2%	-
Minority interests	(220,500)	-0.4%	104,412	0.2%
Income from continuing operations before income taxes	$7,090,402	12.6%	$10,118,037	24.2%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The increase in the cost of goods sold as a percentage of revenues for the nine months ended June 30, 2009 was due primarily to two factors: (1) the addition of several new alcohol-selling clubs and their related cost of goods which is significantly higher as a percentage of revenues compared to the cost of sales of the XTC clubs which are BYOB, and (2) the addition of the media division which has a higher cost of sales than club operations.  The cost of goods sold for the club continuing operations for the nine months ended June 30, 2009 was 11.7% compared to 11.1% for the nine months ended June 30, 2008.  The cost of goods sold from our internet operations for the nine months ended June 30, 2009 was 1.23% compared to 2.8% for the nine months ended June 30, 2008.  The cost of goods sold from our media operations for the nine months ended June 30, 2009 was 36.2%.  The cost of goods sold for same-location-same-period of continuing club operations for the nine months ended June 30, 2009 was 11.8%, compared to 11.7% for the same period ended June 30, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The decrease in percentage to total revenues is principally due to management’s continued monitoring of payroll costs in 2009 during these tougher economic times.   Payroll for same-location-same-period of club operations decreased to $5,075,696 for the nine months ended June 30, 2009 from $5,309,490 for the same period ended June 30, 2008.  Management currently believes that its labor and management staff levels are appropriate.

The increase in the percentage of taxes and permits to total revenues is principally due to the patron tax in Texas which was not in effect until January 1, 2008.

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

Depreciation and amortization for the nine months ended June 30, 2009 increased approximately $800,000 from the nine months ended June 30, 2008, due to the new clubs purchased in 2008.  Maintenance capital expenditures amounted to $268,000 for the nine months ended June 30, 2009.  We anticipate that depreciation will exceed maintenance capital expenditures for the year ending September 30, 2009 by approximately $2.5 million.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2008 to finance the purchase of the new clubs and related real estate.  As of June 30, 2009, the balance of long-term debt was 31,768,115 compared to $33,557,406 a year earlier, but a substantial portion of the new debt was entered into during the quarter ended June 30, 2008.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at June 30, 2009.

The significant change in minority interests is due to the purchase, effective June 30, 2008, of the remaining 49% of our Austin Rick’s Cabaret location and the purchase, effective the same day, of 51% of the partnership owning the real estate for our Philadelphia location.

Losses, before income taxes, at clubs losing money during the nine months ended June 30, 2009 exceeded $2.5 million.  The significant losing club for the nine months was Rick’s Cabaret in Las Vegas, which lost $1.6 million.  Losses, before income taxes, at clubs losing money during the three months ended December 31, 2008 exceeded $1.9 million.  During the quarter ended December 31, 2008, the significant losing clubs included Rick’s Cabaret in Las Vegas, Dallas, Philadelphia and Club Onyx in Dallas.  Subsequent to December 31, 2008, the Company took the following steps to remedy losses in certain clubs:

XTC Cabaret in Dallas (converted from Rick’s Cabaret in January 2009) earned $171,000 before income taxes during the six months ended June 30, 2009,  and we expect ongoing profits in this location although there can be no assurance.

Club Onyx in Philadelphia (converted from Rick’s Cabaret in January 2009) lost $276,000 before income taxes during the quarter ended December 31, 2008. The club made a profit of $410,000 for the six months ended June 30, 2009.  We expect continued profitability in 2009 going forward although there can be no assurance.

Club Onyx Dallas did not have a liquor license during the quarter ended December 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  This location made a profit of $61,000 for the six months ended June 30, 2009, and we expect ongoing profits in this location, of which there can be no assurance.

Rick’s Cabaret Las Vegas lost approximately $935,000 before income taxes for the six months ended June 30, 2009.   Due to the economy in Las Vegas, we expect to continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions and modifications to our marketing campaign in this location subsequent to March 31, 2009 and we have seen a large improvement in operations in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At June 30, 2009, we had working capital of $3,690,921 compared to $3,410,445 at September 30, 2008.

Net cash provided by operating activities of continuing operations in the nine months ended June 30, 2009 was $6,032,429 compared to $10,260,790 for the nine months ended June 30, 2008.  The decrease in cash provided by operating activities was primarily due to the decrease in net income and the payment of income taxes and accounts payable during the nine months ended June 30, 2009.

We used $1,359,367 of cash in investing activities from continuing operations during the nine months ended June 30, 2009 compared to $25,358,196 during the nine months ended June 30, 2008.  The decrease was principally due to the acquisition of the new club in Miami Gardens, Florida on November 30, 2007.  Cash of $4,361,692 was used by financing activities of continuing operations during the nine months ended June 30, 2009 compared to $26,577,205 cash provided during the nine months ended June 30, 2008.  The decrease in cash provided by financing activities is primarily the result of common stock issuances to raise capital for acquiring the new Florida club in November 2007.

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology.  We may also utilize capital to repurchase our common stock as part of our share repurchase program.

On April 29, 2009, the Company entered into a modification to its two secured promissory notes with the former owners of Tootsie’s Cabaret in Miami Gardens, Florida, whereby the due date for the $5 million of principal due and payable by the Company under each note (an aggregate of $10 million) was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company previously issued these notes in November 2007 to the former owners of Tootsie’s Cabaret in connection with a purchase agreement for the adult cabaret.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $12,433,000.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note 13 of Notes to Consolidated Financial Statements. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on August 3, 2009 of $7.81 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at June 30, 2009.)

For the Year Ending September 30:
2009	$492,555
2010	2,535,060
2011	2,978,000
2012	2,045,321
2013	137,329

Total	$8,188,265

Each $1.00 per share movement of our stock price has an aggregate effect of $597,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt, except for the borrowings in August 2009 as explained in Note 14 of Notes to Consolidated Financial Statements.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the fiscal year ending September 30, 2008, no shares were purchased under this program.  During the nine months ended June 30, 2009, we purchased 201,219 shares of common stock in the open market at prices ranging from $2.64 to $7.30 per share.

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

During the nine months ended June 30, 2008, we purchased two night club operations and the remaining 49% of another for $34,525,531.  The acquisitions were funded as follows: $18,986,000 in cash, $10,000,000 pursuant to two secured promissory notes in the amount of $5,000,000 each to the sellers, 230,000 shares of common stock, $701,711 in debt forgiveness, plus estimated transaction costs of $125,000.  For the nine months ended June 30, 2009, the two acquired nightclubs had total revenues of approximately $12,900,000 and income before income tax of approximately $4,500,000.
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

Item 4T. Controls and Procedures

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

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting during our third quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, on behalf of three of our club locations in Houston, we filed state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  At the conclusion of the trial for this matter, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A stay sought by the clubs during the appeal was denied.  As a result, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, has either cease providing nude or semi-nude entertainment or develop alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  Approximately 1.9% of our club operation’s revenues for the nine months ended June 30, 2009 were in Houston, Texas and those clubs lost approximately 1.4% of the Company’s income before taxes for that period.

OTHER LEGAL MATTERS

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  In June 2009, the Texas Third Court of Appeals upheld the judgment that the surcharge is unconstitutional.  The State has appealed the judgment to the Texas Supreme Court.  We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the quarter ended June 30, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we purchased 39,718 shares of common stock in the open market at prices ranging from $6.12 to $6.20 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Jun-09	39,178	$6.20	39,178	$4,171,425
Total for the nine months ended June 30, 2009	201,219	$4.11	201,219	$4,171,425

Item 6. Exhibits

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

RICK'S CABARET INTERNATIONAL, INC.

Date: August 12, 2009	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 12, 2009	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer