Form 10-K
period 2009-09-30
RICKS CABARET INTERNATIONAL INC
filed 2009-12-17
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-13992

RICK'S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas
State or other jurisdiction of (I.R.S. Employer incorporation or organization Identification No.)

10959 Cutten Road, Houston, Texas 77066
(Address of principal executive offices)

(281) 397-6730
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

n/a
Title of each class

NASDAQ
Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§2323.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐  NOT APPLICABLE

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $30,653,690.

As of December 3, 2009, there were approximately 9,365,670 shares of Common Stock outstanding (excluding treasury shares).

PART I
Item 1. Business.

INTRODUCTION

Our name is Rick's Cabaret International, Inc. Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Six of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five operate under the name "XTC Cabaret"; one club that operates as “Tootsie’s Cabaret” and one that operates as “Cabaret North”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. In April 2008, we acquired a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. As part of the transaction we also acquired two industry trade shows, two other industry trade publications and more than 25 industry websites.

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

Our website address is www.Ricks.com. Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-K.

References to “us,” “Rick’s” or the “Company” are to Rick’s Cabaret International, Inc. and include our 100%-owned, 85%-owned and 51%-owned consolidated subsidiaries.

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

Compliance Policies/Employees. We have a policy of ensuring that our business is operated in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

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

Controls. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. At each location, we have designed and implemented internal procedures and controls to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control each nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert local management of any variances from expected financial results based on historical norms. We conduct a monthly overview of our financial condition and operating results.

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

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio and Fort Worth, Texas; Minneapolis, Minnesota; New York, New York; and Las Vegas, Nevada. We also own a Rick's Cabaret in Austin, Texas which is currently listed for sale.  We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We also operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own five nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, and two in Houston, Texas. We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT NIGHTCLUB TRANSACTIONS

1.
On November 30, 2007, we entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Gardens Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, we acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,000,000 payable $15,000,000 in cash and payable $10,000,000 pursuant to two Secured Promissory Notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"). The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2012, as amended. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. We cannot pre-pay the Notes during the first twelve (12) months; thereafter, we may prepay the Notes, in whole or in part, provided that (i) any prepayment by us from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by us after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement. Additionally, as part of the Transaction, we entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying Lease Agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034. The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

2.
On March 31, 2008, our wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operated a nightclub previously known as “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania 19148 (the “Real Property”) from Vincent Piazza (the “Seller”). As part of the transaction, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”). The Partnership owns the Real Property where the Club is located. At closing, we paid a purchase price of $3,500,000 in cash for the Partnership Interests and Membership Interests, and issued 195,000 shares of our restricted common stock (the “Rick’s Shares”) valued at $23 per share for the TEZ Shares.

As part of the transaction and as amended in April 2009, we entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 3,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”) until March 31, 2010 and at the rate of 5,000 shares per month thereafter until the Seller has received  $4,485,000 from the sale of the shares.  At our election during any given month, we may either buy the Monthly Shares or, if  we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of September 30, 2009, the 177,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC Topic 480, Classification and Measurement of Redeemable Securities.  In April 2009, we renegotiated the terms of these put options. Under the new terms, we have extended payback and reduced the number of shares that can be put back to us.  No consideration was required by us to renegotiate the terms of the put options.

Additionally, at closing, the Seller and the Partnership Seller entered a five-year agreement not to compete with us within a twenty (20) mile radius of the Club. Finally, the Corporation entered into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty (20) years (“Original Term”) with an option for an additional nine (9) years eleven (11) eleven months (“Option Term”) with rent payable at the rate of (i) $50,000 per month, subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the Original Term and the Option Term, or (ii) 8% of gross sales, whichever is higher. The maximum increase in the CPI for any five (5) year period shall be 15%.

3.
On March 31, 2008, our subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by us of RCI. Playmates owns an adult entertainment cabaret previously known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”). Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1,401,711 which was paid $701,711 in cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of our restricted common stock valued at $20.00 per share (the “Shares”). For accounting purposes, our investment in 2008 is only $751,000, due to the previous losses of the minority interest which have been expensed. The investment has been assigned to goodwill.

Pursuant to the terms of the Purchase Agreement and as amended in April 2009, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have us purchase from Seller not more than 2,500 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify us during any given month of its election to “Put” the Monthly Shares to us during that particular month.  At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of September 30, 2009, the 20,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC Topic 480, Classification and Measurement of Redeemable Securities.  In April 2009, we renegotiated the terms of these and other put options.  No consideration was required by us to renegotiate the terms of these put options.  Under the new terms, we have extended payback and reduced the number of shares that can be put back to us.  In the event the Seller elects not to “Put” the Shares to us, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.  The full results of operations of this entity are included in our results of operations since March 31, 2008.

4.
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

At closing, we paid a total purchase price of $3,590,609 for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of our restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $23.30 per share ($3,544,119) and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of our restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1,349,721). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, our Chief Executive Officer, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.  We also incurred costs in the amount of $37,848, which was paid in cash.

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

5.
On June 18, 2008, our wholly owned subsidiary RCI Entertainment (Northwest Highway), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of North by East Entertainment, Ltd., a Texas limited partnership (the “Seller”) by and through its general partner, Northeast Platinum, LLC, a Texas limited liability company (the “General Partner”) pursuant to an Asset Purchase Agreement dated May 10, 2008. The Seller owned and operated an adult entertainment cabaret known as “Platinum Club II” (the “Club”), located at 10557 Wire Way (at Northwest Highway), Dallas, Texas 75220 (the “Real Property”).

At closing, we paid a total purchase price of $1,500,000 cash for the Purchased Assets. At Closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

As part of the transaction, our wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, RCI paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. We also incurred $69,998 in costs, which was paid in cash.

6.
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

As part of the transaction and as amended in April 2009, we entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven (7) months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than the following number of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”):

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

2009 Acquisition

7.
On September 30, 2009, the Company’s subsidiary, RCI Entertainment (North FW), Inc. (the “Purchaser”), purchased 100% of the outstanding common shares of Cabaret North, Inc., a Texas corporation (“CNI”).  CNI owns and operates an adult entertainment cabaret known as “Cabaret North” (the “Club”), located at 5316 Superior Parkway, Fort Worth, Texas 76106.  The Company paid the Sellers total aggregate consideration of $2,300,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(i)	$140,000 directly to CNI to be used for the payment of outstanding liabilities;

(ii)	$2,000,000 to the Sellers; and

(iii)
$160,000 to be held in an escrow account to pay any liabilities or obligations of CNI which were incurred but unpaid as of Closing and to be held in connection with the outcome of certain pending litigation.

Also, at closing, each of the sellers entered into a five year Non-Competition Agreement, and CNI obtained a consent from its landlord to the sale of the Shares of CNI by the sellers to the purchaser and entered into an addendum to the lease agreement by and between the CNI and the landlord of the premises where the Club is located.

RECENT MEDIA ACQUISITIONS

8.
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

At Closing, Waitt entered into a Lock-Up/Leak-Out Agreement with us pursuant to which on or after one year after the closing date with respect to the Closing Shares, or on or after seven (7) months from the date of issuance with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have Rick's purchase from Waitt 5,000 Rick's Shares per month (the "Monthly Shares"), calculated at a price per share equal to $23.00 per share ("Value of the Rick's Shares") until Waitt has received an aggregate of $1,700,000 (i) from the sale of the Rick's Shares sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the ED Purchase Agreement) by Rick's. At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from Waitt, then Waitt shall sell the Monthly Shares in the open market. Any deficiency between the amount which Waitt receives from the sale of the Monthly Shares and the Value of the Rick's Shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from Waitt shall terminate and cease at such time as Waitt has received an aggregate total of $1,700,000 from the sale of the Rick's Shares and any deficiency (as defined in the ED Purchase Agreement).

In April 2009, we renegotiated the terms of its purchase agreements with the former owners of ED Publications, Teeze and Adult Store Buyer (“ASB”) publications. The new agreement with the former owner of ED Publications provides for the execution of a $200,000 promissory note payable over two years with interest at 4% per annum in lieu of the issuance of 8,696 shares. We simultaneously purchased 6,522 shares that had been issued in connection with the Teeze transaction by means of a $150,000 promissory note payable over two years with interest at 4% per annum.

At Closing, Waitt also entered a three (3) year Employment Agreement with RCI Media (the "Employment Agreement") pursuant to which he will serve as President. The Employment Agreement extends through April 15, 2011, and provides for an annual base salary of $250,000. Pursuant to the Employment Agreement, Mr. Waitt is also eligible to participate in all benefit plans maintained by our salaried employees. Under the terms of the Employment Agreement, Mr. Waitt is bound to a confidentiality provision and cannot compete with us upon the expiration of the Employment Agreement.

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

BUSINESS ACTIVITIES – MEDIA GROUP

Our Media Group is the leading trade magazine serving the multi-billion dollar adult nightclubs industry. It also owns two industry trade shows, two other industry trade publications and more than 25 industry websites.   Founded in 1991, Exotic Dancer is the only national business magazine serving the 3,800 adult nightclubs in North America, which have annual revenues in excess of $2 billion, according to AVN Media Network. ED Publications currently publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors, and "Club Bulletin", a bimonthly news magazine for the owners and operators of adult nightclubs. ED Publications also produces the annual Gentlemen's Club Owners Expo, the only national convention for the adult nightclub and feature entertainment industries, and offers the exclusive ED VIP Club Card honored at more than 850 adult nightclubs.

COMPETITION

The adult topless club entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business", there are low barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s Cabaret”, "XTC Cabaret" and “Club Onyx” are proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainers. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx” and “XTC Cabaret” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the "RICK'S CABARET", “CLUB ONYX” and “XTC CABARET” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2009, we had approximately 1,000 employees, of which approximately 100 are in management positions, including corporate and administrative and Internet operations and approximately 900 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2009, we had independent contractor relationships with approximately 2,500 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock. During the fiscal year ending September 30, 2008, no shares were purchased under this program. During the fiscal year ended September 30, 2009, we purchased 303,959 shares of common stock in the open market at prices ranging from $2.64 to $8.60.  Under the Board's authority, we have $4,171,425 remaining to purchase additional shares.

Item 1A. Risk Factors.

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

Additionally, on behalf of three of our club locations in Houston, we filed state court lawsuits seeking judicial review of the results of the amortization process contained within the Ordinance.  At the conclusion of the trial for this matter, the Court ruled that the amortization awards were proper and requested that findings of fact and conclusions of law be submitted to the Court as well as a judgment in the case. A stay sought by the clubs during the appeal was denied.  As a result, we, as well as every other similarly situated sexually oriented business located within the incorporated area of Houston, Texas, has either ceased providing nude or semi-nude entertainment or developed alternate methods of operating.  We have already taken steps to clothe our entertainers in a manner to eliminate the need for licenses and not to be subject to the Ordinance.  The Company’s four Houston clubs had revenues of approximately $4.1 million and a loss before income taxes of approximately $10,000 for the twelve months ended September 30, 2009. It is unknown at this time whether this will have a material effect on the Company’s operations.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  In June 2009, the Texas Third Court of Appeals upheld the judgment that the surcharge is unconstitutional.  The State has appealed the judgment to the Texas Supreme Court.  We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the quarters ended June 30, 2009 and September 30, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2009, we have approximately $1.16 million in accrued liabilities for this tax.  We have paid more than $2 million to the State of Texas since the inception of the tax.  The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Our Business has been, and may Continue to be, Adversely Affected by Conditions in the U.S. Financial Markets and Economic Conditions Generally

Our nightclubs are often acquired with a purchase price based on historical EBITDA. This results in certain nightclubs carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite lived assets. If difficult market and economic conditions continue over the next year and/or we experience a decrease in revenue at one or more nightclubs, we could incur a decline in fair value of one or more of our nightclubs. This could result in future impairment charges of up to the total value of the indefinite lived intangible assets.

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

Activities or Conduct at our Nightclubs may Cause us to Lose Necessary Business Licenses, Expose us to Liability, or Result in Adverse Publicity, Which may Increase our Costs and Divert Management’s Attention from our Business

We are subject to risks associated with activities or conduct at our nightclubs that are illegal or violate the terms of necessary business licenses. Our nightclubs operate under licenses for sexually oriented businesses and some protection under the First Amendment to the U.S. Constitution. While we believe that the activities at our nightclubs comply with the terms of such licenses, and that the element of our business that constitutes an expression of free speech under the First Amendment to the U.S. Constitution is protected, activities and conduct at our nightclubs may be found to violate the terms of such licenses or be unprotected under the U.S. Constitution. This protection is limited to the expression and not the conduct of an entertainer. An issuing authority may suspend or terminate a license for a nightclub found to have violated the license terms. Illegal activities or conduct at any of our nightclubs may result in negative publicity or litigation. Such consequences may increase our cost of doing business, divert management’s attention from our business and make an investment in our securities unattractive to current and potential investors, thereby lowering our profitability and our stock price.

We have developed comprehensive policies aimed at ensuring that the operation of each nightclub is conducted in conformance with local, state and federal laws. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, waitresses and customers to ensure that proper behavior standards are met. However, such policies, no matter how well designed and enforced, can provide only reasonable, not absolute, assurance that the policies’ objectives are being achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. Notwithstanding the foregoing limitations, management believes that our policies are reasonably effective in achieving their purposes.

Our Acquisitions may Result in Disruptions in our Business and Diversion of Management’s Attention

We have made and may continue to make acquisitions of complementary nightclubs, restaurants or related operations. Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization, or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we have been required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Subsequently in fiscal 2010, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx”, and “XTC Cabaret” are established under the common law based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. "RICK'S AND STARS DESIGN" logo, "RICK'S CABARET", “CLUB ONYX” and “XTC CABARET” are registered through service mark registrations issued by the United States Patent and Trademark Office.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps taken by the Company to protect its Service Marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 3, 2009, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 14.0% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Other Risk Factors May Adversely Affect Our Financial Performance

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

Item 2. Properties.

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2009, the balance of the mortgage was $335,738. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the real property for four locations of Rick's Cabaret (in Houston, San Antonio, Minneapolis and Fort Worth), three Club Onyx locations, one in Houston, one in Dallas and one in Philadelphia and three locations of XTC (in Austin, Dallas and San Antonio). In Houston, we own the property where we will open a club known as “Club Q” in the first quarter of our 2010 fiscal year. We lease property for our XTC South (Houston), XTC North (Houston), Rick’s Cabaret-New York and Las Vegas, Club Onyx Charlotte, Rick’s Cabaret-Austin (currently closed and held for sale), Cabaret North-Fort Worth and Tootsie’s Cabaret (Miami Gardens, Florida) locations.

ADDITIONAL PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with an initial balance of $1,270,000 and an interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2009, the balance of the mortgage was $1,151,272. During fiscal year 2009, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2009, the balance of the mortgage was $942,403. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance, as of September 30, 2009, that we owe on the mortgage is $1,000,000 and the interest rate is 9%. We pay $7,500 in monthly interest payments. The last mortgage payment is due in 2013.

4.
The property for our XTC Cabaret nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the this mortgage as of September 30, 2009 is $179,219 with an interest rate of 11% and monthly principal and interest payments of $3,445. We also have an additional mortgage on the property which we obtained in November 2004. The principal balance of the additional mortgage was $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000, which we combined with the $900,000 mortgage, and in August 2005 we restructured this additional mortgage. The monthly principal and interest payment is $15,034. As of September 30, 2009, the balance of the additional mortgage was $782,062. The last payments for both mortgages are due in 2015.

5.
We own the property for our XTC Cabaret nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2009, the balance of this mortgage was $533,606. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
We own an 8,000 square foot Houston property which has been leased for $8,500 per month through December 2012. In November 2004, this property, together with property in Austin, was used as additional collateral to secure the $900,000 mortgage referenced in paragraph 4 above.

7.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we previously operated Club Onyx South and Divas Latinas. Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.  This property is currently held for sale.

8.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s-San Antonio is located. The total purchase price for the business and real property was $2,900,000. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. As of September 30, 2009, the balance of the promissory notes was $874,715.  This note matures in 2011.

9.
On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, acquired the real property located at 7101 Calmont, Fort Worth, Texas for a total purchase price of $2,500,000, which consisted of $100,000 in cash and $2,400,000 payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter. The promissory note is secured by a Deed of Trust and Security Agreement. Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the real property. We currently operate this property as Rick’s Cabaret. As of September 30, 2009, the balance of the promissory note was $1,903,479.

10.
As part of the acquisition of The End Zone in Philadelphia, Pennsylvania, we acquired 51% of the issued and outstanding partnership interest of the partnership that owns the real property at 2908 S. Columbus Blvd., Philadelphia, Pennsylvania. At closing, we paid a purchase price of $3,500,000 in cash for the partnership interests.

11.
As part of the transaction to acquire Hotel Development, Ltd. which operated the Executive Club in Dallas, RCI Holdings, Inc. acquired the related real property located at 8550 N. Stemmons Freeway, Dallas, Texas from DPC Holdings, LLC, a Texas limited liability company. As consideration for the purchase of the real property, RCI Holdings, Inc. paid total consideration of $5,599,721, which was paid (i) $4,250,000, payable $610,000 in cash and $3,640,000 through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of our restricted common stock to be valued at $23.30 per share ($1,349,721). The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by us and Eric Langan, our Chief Executive Officer, individually. As of September 30, 2009, the balance of the promissory note was $3,526,096.

12.
As part of the acquisition of the Platinum Club II in Dallas, we acquired the real property located at 10557 Wire Way Place (at Northwest Highway), Dallas, Texas from Wire Way, LLC, a Texas limited liability company. Pursuant to a Real Estate Purchase and Sale Agreement dated May 10, 2008, we paid total consideration of $6,000,000, which was paid $1,650,000 in cash and $4,350,000 through the issuance of a five (5) year promissory note. The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. As of September 30, 2009, the balance of the promissory note was $4,232,111.

PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term was for five years, beginning March 2004, and is currently on a month-to-month lease. The monthly rent was $8,000 until August 31, 2006, at which time the monthly base rent increased to $9,000.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease, which will terminate in April 2023. The monthly rent is currently $45,645. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

3.
We lease the property in Charlotte, North Carolina, where our Club Onyx Charlotte is located. We executed an amended lease in February 2007, which will terminate in February 2017. The monthly rent is $17,500 until February 2010, at which time the monthly base rent will increase to $18,500 until February 2013, at which time the rent will escalate to $20,000 until February 2017.

4.
We lease the property in South Houston, Texas, where our XTC South is located. The lease term is for 79 months, beginning May 1, 2006, and terminates in December 2022. The monthly rent is $3,000 until December 2012, then $3,500 until December 2014 then $4,000 until December 2019 and $4,500 for the remaining three years of the lease

5.
We lease the property in Austin, Texas, where our Rick’s Cabaret Austin is located.  This club is currently closed and held for sale. The lease term is for 10 years, beginning November 10, 2006, with monthly payments of $29,000.  This lease was amended in February, 2009 and the rent was decreased to $23,000 per month for twelve months.  We also have the option to renew for an additional ten years.

6.
We lease the property in Miami Gardens, Florida, where Tootsie’s Cabaret is located with monthly rent of $70,938. Under the Assignment of Lease, the original lease term continues through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034.

7.
We lease the property in Las Vegas, Nevada, where our new Rick’s Cabaret Las Vegas club is located with monthly rent of $100,000. The original lease term continues through January 1, 2011 with an option period beginning on that date through January 1, 2016 at $180,000 per month. We also have an option to acquire the property through January 1, 2016 for $23,000,000.

8.
We acquired a club in Forth Worth, Texas on September 30, 2009.  The property is leased from a third party for $30,000 per month until 2018. We also received an option to purchase the five-acre property on which the club sits within 19 months for approximately $2.4 million.

Item 3. Legal Proceedings.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.   We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the quarters ended June 30, 2009 and September 30, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2009, we have approximately $1.16 million in accrued liabilities for this tax.  We have paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on August 18, 2009. Eric S. Langan, Robert L. Watters, Steven L. Jenkins, Alan Bergstrom, Travis Reese and Luke Lirot were nominated and elected as Directors with the following vote results at the shareholder meeting:

	For	Withheld

Eric S. Langan	7,424,105	658,660
Robert L. Watters	7,964,154	118,611
Steven L. Jenkins	7,966,148	116,617
Alan Bergstrom	7,202,619	880,146
Travis Reese	7,405,563	677,202
Luke Lirot	7,962,877	119,888

At the Annual Meeting, the Shareholders ratified Whitley Penn LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended September 30, 2009, with the following vote results:

7,960,490	Votes FOR Ratification
50,740	Votes AGAINST Ratification
71,533	Votes ABSTAINING

The meeting was adjourned when all matters of business had been discussed.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal Year Ended September 30, 2009

First Quarter	$9.69	$3.56
Second Quarter	$5.69	$2.44
Third Quarter	$7.59	$4.53
Fourth Quarter	$9.03	$5.75

Fiscal Year Ended September 30, 2009

First Quarter	$29.79	$11.01
Second Quarter	$27.47	$19.00
Third Quarter	$26.74	$14.80
Fourth Quarter	$18.14	$9.64

On December 3, 2009, the last sales price for the common stock as reported on the NASDAQ Global Market was $7.11. On December 3, 2009, there were approximately 211 stockholders of record of our common stock (excluding shares held by shareholders in street name).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our board of directors authorized us to repurchase up to $5,000,000 worth of our common stock.   During the fiscal year ending September 30, 2008, no shares were purchased under this program. During the fiscal year ended September 30, 2009, we purchased 303,959 shares of common stock in the open market at prices ranging from $2.64 to $8.60.

During the three months ended September 30, 2009, we purchased 34,500 shares of common stock from put option holders at prices ranging from $6.68 to $8.60 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Jul-09	11,500	$ 7.17	-	$ 4,171,425
Aug-09	11,500	$ 8.07	-	$ 4,171,425
Sept-09	11,500	$ 8.08	-	$ 4,171,425
Total for the three months ended Sept 30, 2009	34,500	$ 7.77	201,219	$ 4,171,425

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	120,000	$7.53	378,000

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1,000,000. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1,500,000. As of September 30, 2009, 120,000 stock options were outstanding under the 1999 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2009, we completed no transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof, except as follows:

On August 6, 2009, the Company completed the sale of  an aggregate of $7.2 million in 10 % Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Debentures bear interest at the rate of 10% per annum and mature on August 4, 2012.  The Debentures are payable with one initial payment of interest only due February 4, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the Debentures may be converted into shares of the Company’s common stock at $8.75 per share.  The Debentures are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $11.50 per share.  The Debentures provide that an event of default occurs if: the Company should fail to pay any principal or interest when due; the Company should fail to convert any Debenture when required; the Company shall fail to observe or perform any covenant or agreement contained within the Debenture; there are cross defaults to other indebtedness in excess of $1,000,000; there is a reorganization, liquidation, voluntary or involuntary bankruptcy or insolvency proceedings or other bankruptcy default; or a final unsatisfied judgment not covered by insurance aggregating an excess of $1,000,000 occurs against the Company and is not stayed, bonded or discharged within seventy-five (75) days.

In connection with the sale of the Debentures, the Company also issued an aggregate of 164,569 warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s Debenture is convertible.  The Warrants have an exercise price of $8.75 and expire on August 5, 2012.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $12.25.

The proceeds from the sale of the Debentures and Warrants are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2009 and 2008 and for the years ended September 30, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2007, 2006 and 2005 and for the years ended September 30, 2007, 2006 and 2005 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

(In thousands, except per share information)
Year Ended September 30,	2009	2008	2007	2006	2005
Revenue	$75,150	$57,908	$29,892	$24,003	$14,632
Income (loss) from continuing operations	$6,629	$8,622	$4,379	$2,026	$(361)
Fully diluted income (loss) from continuing operations per common share	$0.70	$1.02	$0.70	$0.40	$(0.09)
Total assets	$145,077	$137,069	$42,588	$29,743	$24,750
Total stockholders' equity	$70,092	$63,003	$24,043	$13,908	$8,900
Long-term debt	$37,813	$33,557	$14,387	$13,921	$13,247

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this Form 10-K.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere in this Form 10-K, the following are important factors that in our view could cause material adverse affects on our financial condition and results of operations: the risks and uncertainties related to our future operational and financial results, the risks and uncertainties relating to our Internet operations, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL INFORMATION

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment, restaurant and bar operations. Six of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret", one club operates as “Tootsie’s Cabaret” and, effective as of September 30, 2009, one club operates as “Cabaret North”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. No sexual contact is permitted at any of our locations.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is included in FASB Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

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

Goodwill and Intangible Assets

FASB ASC 350, Goodwill and Other Intangibles Assets addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment.  Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2009, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company determined that there is no goodwill impairment at September 30, 2009, except for the impairment taken in the second quarter of fiscal 2009 relating to the discontinued operation in Austin.

Certain of our recent acquisitions, specifically Las Vegas, Philadelphia and the Media Group, have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.  Our assumptions for the projected cash flows for these units include a gradual recovery for the economy and gradual improvement in the cab fare issue in Las Vegas.  With these assumptions, the cash flows from these units are adequate to show no need for impairment at this time.  We will continue to monitor these units in the future in case our assumptions do not prove to be appropriate.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

The Company recognizes revenue for VIP memberships in accordance with FASB ASC 605-25, Revenue Recognition, by deferring membership revenue and recognizing over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management’s knowledge of its client base and membership usage at the clubs.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $4,544,160 and $3,815,648 for the year ended September 30, 2009 and 2008, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above.

Earnings Per Common Share

The Company computes earnings per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

Stock Options

Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation, using the modified prospective application method.

The compensation cost recognized for the year ended September 30, 2009 and 2008 was $96,171 and $157,080, respectively.  There were 300,000 stock options exercises for the year ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

For the fiscal year ended September 30, 2009, we had consolidated total revenues of $75,149,596, compared to consolidated total revenues of $57,907,727 for the year ended September 30, 2008. This was an increase of $17,241,869 or 29.8%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from certain of our existing clubs, especially from our New York location. Revenues from nightclub operations for same-location same-period decreased by 4.1% and for Internet businesses decreased by a negligible amount.

Our operating margin (income from operations divided by total revenues) was 17.8% for the year ended September 30, 2009 compared to 26.3% for the prior year. The decrease was due principally to the poor U.S. economy in 2009 and the poor results from our Las Vegas club, due to the steep dive in the Las Vegas economy.

Our income from continuing operations before income taxes for the year ended September 30, 2009 was $10,043,335 compared to $12,495,437 for the year ended September 30, 2008. The decrease was primarily due to the same factors discussed in the previous paragraph.  Our income from continuing nightclub operations (excluding corporate overhead and before income taxes) was $16,124,106 for the year ended September 30, 2009 compared with $18,556,590 for the year ended September 30, 2008. Our income from operations for our Internet businesses (excluding corporate overhead) was $162,071 for the year ended September 30, 2009 compared with $148,194 for the year ended September 30, 2008. Our income from operations for our nightclub operations for the same-location-same-period decreased by 18.2%.

Our cost of goods sold for the year ended September 30, 2009 was 11.7% of total revenues compared to 11.3% of related revenues for the year ended September 30, 2008.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2009 was 11.5% of our total revenues from club operations compared to 11.3% for the year ended September 30, 2008. Cost of goods sold for same-location-same-period decreased to 11.6% for the year ended September 30, 2009 compared to 11.7% for the year ended September 30, 2008. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2009 was 1.5% compared to 2.6% of related revenues for the year ended September 30, 2008.  The overall increase in costs of goods sold as a % of revenues was due to extended happy hours and overall price discounting to attract a higher volume of customers. The Company believes it will continue these practices into 2010.

Our payroll and related costs for the year ended September 30, 2009 were $16,135,304 compared to $12,963,804 for the year ended September 30, 2008. The increase was primarily due to the increase in payroll in our new clubs and the increase in the minimum wage. Our payroll for our nightclub operations for same-location-same-period decreased by 2.9%. The decrease was primarily due to more diligent review of our staffing by management. Our payroll for Internet operations decreased by 7.7%.  We believe that our labor and management staff levels are at appropriate levels.

Our interest expense for the year ended September 30, 2009 was $3,416,911 compared to $2,640,987 for the year ended September 30, 2008. The increase was primarily due to the increase in debt in relation to the purchase of new clubs during mid-2008, including approximately $8 million in bank financing of real property and the $7,200,000 in new convertible debt issued in July 2009. We have increased our long term debt to $37,812,582 as of September 30, 2009 compared to debt of $33,557,406 as of September 30, 2008.

Our net income was $5,208,097 for the fiscal year ended September 30, 2009 compared to $7,660,667 for the previous year. The decrease in our net income was primarily a result of the factors discussed in the paragraphs above.

Following is a comparison of the Company’s income statement for the years ended September 30, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$28,298,098	37.7%	$21,168,798	36.6%

Sales of food and merchandise	6,174,763	8.2%	5,043,526	8.7%

Service revenues	36,083,703	48.0%	28,024,450	48.4%

Internet revenues	640,667	0.9%	715,759	1.2%

Media	1,404,238	1.9%	801,215	1.4%

Other	2,548,127	3.4%	2,153,979	3.7%

Total revenues	75,149,596	100.0%	57,907,727	100.0%

Cost of goods sold	8,773,312	11.7%	6,539,189	11.3%

Salaries & wages	16,135,304	21.5%	12,963,804	22.4%

Stock- based compensation	96,171	0.1%	157,080	0.3%

Taxes and permits	9,172,484	12.2%	7,021,950	12.1%

Credit card fees	1,603,044	2.1%	1,048,903	1.8%

Rent	3,415,557	4.5%	2,051,019	3.5%

Legal & professional	2,947,033	3.9%	1,619,284	2.8%

Advertising and marketing	8,091,745	10.8%	2,231,005	3.9%

Depreciation and amortization	3,205,205	4.3%	2,222,960	3.8%

Insurance	1,084,729	1.4%	820,088	1.4%

Utilities	1,594,600	2.1%	1,153,068	2.0%

Other	5,618,430	7.5%	4,856,213	8.4%

Total operating expenses	61,737,614	82.2%	42,684,563	73.7%

Income from continuing operations	13,411,982	17.8%	15,223,164	26.3%

Interest income	16,384	0.0%	134,156	0.2%

Interest expense	(3,416,911)	-4.5%	(2,640,987)	-4.6%

Gain on change in fair value of derivative instruments	145,374	0.2%	-	0.0%

Minority interests	(294,000)	-0.4%	(147,000)	-0.3%

Gain on sale of assets and other	180,506	0.2%	(73,896)	-0.1%

Income from continuing operations before income taxes	$10,043,335	13.4%	$12,495,437	21.6%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the year ended September 30, 2009 was 11.5% compared to 11.3% for the year ended September 30, 2008.  The cost of goods sold from our internet operations for the year ended September 30, 2009 was 1.5% compared to 2.6% for the year ended September 30, 2008.  The cost of goods sold from our media operations for the year ended September 30, 2009 was 23.5%, compared to 15.7% for the year ended September 30, 2008.  The cost of goods sold for same-location-same-period of club continuing operations for the year ended September 30, 2009 was 11.6%, compared to 11.7% for the same period ended September 30, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs in mid-2008.   The decrease in percentage to total revenues is principally due to management’s continued monitoring of payroll costs in 2009 during these tougher economic times.   Payroll for same-location-same-period of club continuing operations decreased to $6,601,640 for the year ended September 30, 2009 from $6,796,784 for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  Patron taxes amounted to $1,685,000 and $1,293,075 for the years ended September 30, 2009 and 2008, respectively.

The increase in the percentage to revenues of credit card fees relates to increased chargebacks from certain credit card companies in 2009.

Rent expense increased principally due to significant new leases in Las Vegas and Philadelphia.

Legal and professional expenses increased principally due to addition of new clubs and costs related to litigation involving claims under the Fair Labor Standards Act.

The increase in the percentage of advertising and marketing to total revenue is principally due to the addition of our new club in Las Vegas and increases in our overall marketing campaign to attempt to increase volume of customer traffic to all locations..

Depreciation and amortization increased approximately $982,000 from the year ended September 30, 2008, due to the new clubs purchased during the 2008 fiscal year.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2009 and 2008 to finance the purchase of the new clubs and related real estate.  As of September 30, 2009, the balance of long-term debt was $38,321,806 compared to $33,557,406 a year earlier, but a substantial portion of the new debt was entered into during the quarter ended September 30, 2009.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at September 30, 2009.

Losses, before income taxes, at clubs losing money during the year ended September 30, 2009 approximated $3,200,000, compared to $1,100,000 for the year ended September 30, 2008.  These clubs do not include discontinued operations.  The significant losing club in 2009 was Rick’s Cabaret in Las Vegas.  Subsequent to December 31, 2008, the Company took the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Minneapolis lost approximately $420,000 in 2009 after a profit in 2008 as a result of the legal fees and settlement amounting to approximately $600,000 in the lawsuit mentioned above.

The Rick’s Cabaret in Dallas lost $418,000 before income taxes during the period before the location was changed to XTC during 2009 and lost $452,000 during the period ended September 30, 2008 after its purchase in April 2008.  In January 2009, we converted the location to XTC Cabaret Dallas.  This location, as XTC Cabaret Dallas, made a $423,000 pretax profit for the year ended September 30, 2009.

The Rick’s Cabaret in Philadelphia lost $276,000 before income taxes during the quarter ended December 31, 2008 and lost $385,000 during the period ended September 30, 2008 after its purchase on March 31, 2008.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club made a profit of $195,000 for the balance of the year ended September 30, 2009.

Club Onyx Dallas did not have a liquor license during the quarter ended December 31, 2008 until December 5, 2008 and lost $188,000 before income taxes during the quarter.  This location made a profit of $47,000 for the remainder of the year ended September 30, 2009.

Rick’s Cabaret Las Vegas lost approximately $2,018,000 before income taxes for the year ended September 30, 2009.   Due to the economy in Las Vegas, we expect to continue to lose money at this location until the Las Vegas economy improves, but we have made expense reductions and modifications to our marketing campaign in this location subsequent to March 31, 2009 and we have seen a large improvement in operations since that time, resulting in a loss before income taxes of $700,000 for the six months ended September 30, 2009.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the year ended September 30, 2009.

The Rick’s Cabaret in Austin was held for sale beginning in the first quarter of our 2009 fiscal year and is included in discontinued operations.  A sale of the club was scheduled in May 2009, but the sale was never closed.  The Company recognized an impairment of the net assets of the club of $823,090 as of March 31, 2009. The club is still held for sale at this time.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company closed its Divas Latinas club in Houston during September 2009.  This club is also recognized in discontinued operations.

Following is summarized information regarding the discontinued operations:

	Year Ended September 30,
	2009	2008
Loss from discontinued operations	$(1,089,902)	$(1,394,792)
Loss on sale of discontinued operations	(1,049,265)	-
Income tax - discontinued operations	718,663	433,607
Total loss from discontinued operations, net of tax	$(1,420,504)	$(961,185)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:
	September 30, 2009	September 30, 2008
Current assets	$176,331	$250,900
Property and equipment	1,181,378	1,641,247
Other assets	1,007,995	1,907,296
Current liabilities	(129,142)	(237,448)
Long-term liabilities	(277,954)	(255,176)
Net assets (liabilities)	$1,958,608	$3,306,819

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had working capital of $6,686,047 compared to working capital of $3,597,074 as of September 30, 2008. Because of the large volume of cash we handle, stringent cash controls have been implemented. The increase in working capital was primarily due to working capital provided by operations and financing activities, net of uses of working capital for investing purposes. At September 30, 2009, our cash and cash equivalents were $12,751,423 compared to $5,429,219 at September 30, 2008.

Our depreciation for the year ended September 30, 2009 was $2,899,130 compared to $2,006,884 for the year ended September 30, 2008. Our amortization for the year ended September 30, 2009 was $306,075 compared to $216,076 for the period ended September 30, 2008.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2009	2008
Net cash provided by operating activities	$8,926,330	$14,769,249
Net cash used in investing activities	(3,808,597)	(38,711,804)
Net cash provided by financing activities	2,204,471	26,496,424
Net increase in cash and cash equivalents	$7,322,204	$2,553,869

The decrease in cash provided by operating activities was primarily due to the decrease in net income and from paying more liabilities in 2009 due to the cash levels in the business. The decrease in cash used in investing activities and cash provided by financing activities relates primarily to acquisitions of businesses.

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

On November 30, 2007, we entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Gardens Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, we acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25,000,000 payable $15,000,000 in cash and payable $10,000,000 pursuant to two Secured Promissory Notes in the amount of $5,000,000 each to Stanton and Hickmore (the "Notes"). The Notes bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010 (amended to November 30, 2012). Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty (30) days after the closing of the Transaction. We cannot pre-pay the Notes during the first twelve (12) months; thereafter, we may prepay the Notes, in whole or in part, provided that (i) any prepayment by us from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.

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

In May 2008, we borrowed $150,000 from two unrelated individuals under terms of a 10% convertible debenture. Interest only is payable quarterly beginning in August 2008 and the note matured and was paid in May 2009.

On August 6, 2009, we completed the sale of an aggregate of $7.2 million in 10% Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Debentures bear interest at the rate of 10% per annum and mature on August 4, 2012.  The Debentures are payable with one initial payment of interest only due February 4, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the Debentures may be converted into shares of the Company’s common stock at $8.75 per share.  The Debentures are redeemable by us at any time if the closing price of its common stock for 20 consecutive trading days is at least $11.50 per share.  The Debentures provide that an event of default occurs if: we should fail to pay any principal or interest when due; we should fail to convert any Debenture when required; we should fail to observe or perform any covenant or agreement contained within the Debenture; there are cross defaults to other indebtedness in excess of $1,000,000; there is a reorganization, liquidation, voluntary or involuntary bankruptcy or insolvency proceedings or other bankruptcy default; or a final unsatisfied judgment not covered by insurance aggregating an excess of $1,000,000 occurs against us and is not stayed, bonded or discharged within seventy-five days.

In connection with the sale of the Debentures, we also issued an aggregate of 164,569 warrants (the “Warrants”) to the Holders, on a pro-rata basis.  We issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s Debenture is convertible.  The Warrants have an exercise price of $8.75 and expire on August 5, 2012.  The Warrants provide that we have the right to require exercise of the Warrants if the closing price of our common stock for 20 consecutive trading days is at least $12.25.

The proceeds from the sale of the Debentures and Warrants are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2009.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$38,321,806	$6,058,231	$4,738,852	$3,752,690	$19,638,415	$422,928	$3,710,690
Interest payments	11,178,324	3,551,864	3,082,787	2,687,090	1,202,793	344,317	309,473
Operating leases	22,338,149	3,721,845	2,744,549	2,450,136	2,443,162	2,238,207	8,740,250

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13,935,020 and was recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $11,671,000 at September 30, 2009.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2009 of $8.60 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2009.)

For the Year Ended September 30:
2010	$2,397,600
2011	2,820,000
2012	1,945,810
2013	130,190

Total	$7,293,600

Each $1.00 per share movement of our stock price has an aggregate effect of $509,000 on the total obligation.

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

The following table presents a summary of such indicators:

		Increase		Increase
Year Ended September 30,	2009	(Decrease)	2008	(Decrease)	2007
Sales of alcoholic beverages	$28,298,098	33.68%	$21,168,798	74.78%	$12,111,348

Sales of food and merchandise	6,174,763	22.43%	5,043,526	58.33%	3,185,494

Service revenues	36,083,703	28.76%	28,024,450	88.30%	14,883,205

Internet revenues	640,667	-10.49%	715,759	-2.04%	730,629

Media revenues	1,404,238	75.26%	801,215	-	-

Other	2,548,127	18.30%	2,153,979	95.24%	1,103,264
Total revenues	$75,149,596	29.77%	$57,907,727	80.88%	$32,013,940

Net cash provided by operating activities	$8,926,330	-39.56%	$14,769,249	236.96%	$4,383,121
Net income	$5,208,097	-32.02%	$7,660,667	150.77%	$3,054,899
Long-term debt	$38,321,806	16.28%	$32,957,406	129.07%	$14,387,339

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock. During the fiscal year ending September 30, 2008, no shares were purchased under this program. During the fiscal year ended September 30, 2009, we purchased 303,959 shares of common stock in the open market at prices ranging from $2.64 to $8.60.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after market analysis, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisition of the New York club and clubs in Charlotte, South Houston,  Dallas/Fort Worth, San Antonio, Austin and Miami, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, and/or (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises.

During fiscal 2008, we acquired a media division for a total cost of $1,069,754. This acquisition was funded primarily through issuance of our restricted common stock valued at $369,754, and $700,000 in cash. This media operation had total revenues of approximately $1,404,000 and $801,000 for fiscal years 2009 and 2008, respectively and net losses of approximately $242,000 and $28,000.

During fiscal 2008, we acquired five existing nightclub operations and 49% of an existing nightclub operation for a total cost of $69,768,925, including real property of $14,761,766. These acquisitions were funded primarily through indebtedness of $20,990,000, including real property debt of $7,990,000, issuance of our restricted common stock valued at $12,964,465, $701,711 in debt forgiveness, and $35,461,116 in cash. These nightclub operations had total revenues of approximately $40,674,000 and $22,554,000 for fiscal years 2009 and 2008, respectively and net income of approximately$6,708,000 and $7,413,000.

During fiscal 2009, we acquired one nightclub operation for cash of approximately $2,385,000..  The closing occurred on September 30, 2009; therefore, there are no operations of the acquired company in the accompanying consolidated statement of operations.

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

Item 8. Financial Statements and Supplementary Data.
The information required by this Item begins on Page 34.

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries, as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in permanent stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rick’s Cabaret International, Inc. and subsidiaries, as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 17, 2009

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,751,423	$5,429,219
Accounts receivable:
Trade, net	774,841	625,005
Other, net	136,615	227,622
Inventories	1,222,041	1,668,533
Prepaid expenses and other current assets	839,786	553,220
Assets of discontinued operations	2,365,704	3,799,443
Total current assets	18,090,410	12,303,042

Property and equipment, net	47,265,556	48,398,332

Other assets:
Goodwill and indefinite lived intangibles	77,399,484	74,703,174
Definite lived intangibles, net	1,088,516	1,194,592
Other	1,233,392	469,666
Total other assets	79,721,392	76,367,432

Total assets	$145,077,358	$137,068,806

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$784,575	$1,161,240
Accrued liabilities	2,345,380	3,966,633
Texas patron tax liability	1,125,985	440,930
Current portion of derivative liabilities	885,600	-
Current portion of long-term debt	5,855,727	2,644,541
Liabilities of discontinued operations	407,096	492,624
Total current liabilities	11,404,363	8,705,968

Deferred tax liability	18,303,390	16,616,302
Other long-term liabilities	641,800	537,967
Long-term debt-related parties	-	600,000
Long-term debt	31,956,855	30,312,865
Derivative liabilities at fair value, less current portion	2,455,992	-
Total liabilities	64,762,400	56,773,102

Commitments and contingencies

Minority interest	3,352,096	3,358,096

Temporary equity - Common stock, subject to put rights 317,000 and 611,740 shares, respectively	6,871,000	13,935,020

Permanent stockholders' equity:
Preferred stock, $.10 par, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par, 20,000,000 shares authorized, 8,879,566 and 9,689,315 shares issued, respectively	88,796	96,893
Additional paid-in capital	54,530,319	53,948,172
Accumulated other comprehensive income	-	(13,347)
Retained earnings	15,472,747	10,264,650
	70,091,862	64,296,368
Less 908,530 shares of common stock held in treasury in 2008, at cost	-	(1,293,780)
Total stockholders' equity	70,091,862	63,002,588

Total liabilities and stockholders' equity	$145,077,358	$137,068,806
 See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2009	2008

Revenues:
Sales of alcoholic beverages	$28,298,098	$21,168,798
Sales of food and merchandise	6,174,763	5,043,526
Service revenues	36,083,703	28,024,450
Internet revenues	640,667	715,759
Media revenues	1,404,238	801,215
Other	2,548,127	2,153,979
Total revenues	75,149,596	57,907,727

Operating expenses:
Cost of goods sold	8,773,312	6,539,189
Salaries and wages	16,135,304	12,963,804
Stock-based compensation	96,171	157,080
Other general and administrative:
Taxes and permits	9,172,484	7,021,950
Charge card fees	1,603,044	1,048,903
Rent	3,415,557	2,051,019
Legal and professional	2,947,033	1,619,284
Advertising and marketing	8,091,745	2,231,005
Depreciation and amortization	3,205,205	2,222,960
Insurance	1,084,729	820,088
Utilities	1,594,600	1,153,068
Other	5,618,430	4,856,213
Total operating expenses	61,737,614	42,684,563

Income from operations	13,411,982	15,223,164

Other income (expense):
Interest income	16,384	134,156
Interest expense	(3,416,911)	(2,640,987)
Gain on change in fair value of derivative instruments	145,374	-
Minority interests	(294,000)	(147,000)
Gain on sale of property and other	180,506	(73,896)

Income from continuing operations before income taxes	10,043,335	12,495,437

Income taxes	3,414,734	3,873,585

Income from continuing operations	6,628,601	8,621,852
Loss from discontinued operations, net of income taxes of $718,663 and $433,607	(1,420,504)	(961,185)

Net income	$5,208,097	$7,660,667
Basic earnings (loss) per share:
Income from continuing operations	$0.72	$1.09
Loss from discontinued operations	(0.15)	(0.12)
Net income	$0.56	$0.97
Diluted earnings (loss) per share:
Income from continuing operations	$0.70	$1.02
Loss from discontinued operations	(0.15)	(0.11)
Net income	$0.55	$0.91

Weighted average number of common shares outstanding:
Basic	9,265,784	7,931,121
Diluted	9,427,397	8,413,183
See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2009 and 2008

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Equity
Balance at September 30, 2007	6,903,354	$69,034	$22,643,596	$20,021	$2,603,983	908,530	$(1,293,780)	$24,042,854

Shares issued	3,182,701	31,827	43,560,815	-	-	-	-	43,592,642
Change in temporary equity	(396,740)	(3,968)	(12,481,652)	-	-	-	-	(12,485,620)
Beneficial conversion	-	-	68,333	-	-	-	-	68,333
Stock-based compensation	-	-	157,080	-	-	-	-	157,080
Net income	-	-	-	-	7,660,667	-	-	7,660,667
Change in available-for-sale securities	-	-	-	(33,368)	-	-	-	(33,368)
Comprehensive income	-	-	-	-	-	-	-	7,627,299

Balance at September 30, 2008	9,689,315	96,893	53,948,172	(13,347)	10,264,650	908,530	(1,293,780)	63,002,588
Stock options exercised	300,000	3,000	744,745	-	-	-	-	747,745
Change in temporary equity	-	-	547,136	-	-	-	-	547,136
Issuance of warrants	-	-	539,178	-	-	-	-	539,178
Purchase of treasury shares	-	-	-	-	-	303,959	(1,486,208)	(1,486,208)
Retired treasury shares	(1,109,749)	(11,097)	(2,768,891)	-	-	(1,212,489)	2,779,988	-
Stock-based compensation	-	-	96,171	-	-	-	-	96,171
Record derivative liability	-	-	1,423,808	-	-	-	-	1,423,808
Change in available-for-sale securities	-	-	-	13,347	-	-	-	13,347
Net income	-	-	-	-	5,208,097	-	-	5,208,097
Comprehensive income	-	-	-	-	-	-	-	5,221,444

Balance at September 30, 2009	8,879,566	$88,796	$54,530,319	$-	$15,472,747	-	$-	$70,091,862

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,208,097	$7,660,667
Loss from discontinued operations	1,420,504	961,185
Income from continuing operations	6,628,601	8,621,852
Adjustments to reconcile net income to cash provided by operating activities:
Bad debts	-	83,206
Depreciation and amortization	3,205,205	2,222,960
Deferred taxes	853,336	1,170,518
Gain on sale of assets	(180,506)	-
Amortization of note discount	29,954	29,627
Gain on change in fair value of derivative instruments	(145,374)	-
Beneficial conversion	22,777	37,738
Minority interests	294,000	147,000
Deferred rents	103,832	117,552
Common stock issued for interest payment	-	106,966
Stock compensation expense	96,171	157,080
Common stock issued for non-employee services	-	137,700
Other	13,347	-
Changes in operating assets and liabilities:
Accounts receivable	(58,296)	91,304
Inventories	470,269	(870,489)
Prepaid expenses and other assets	(1,041,933)	(248,430)
Accounts payable and accrued liabilities	(1,267,013)	3,508,263
Cash provided by operating activities of continuing operations	9,024,370	15,312,847
Cash used in operating activities of discontinued operations	(98,040)	(543,598)
Net cash provided by operating activities	8,926,330	14,769,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	728,806	36,000
Additions to property and equipment	(2,114,654)	(3,102,618)
Acquisition of businesses, net of cash acquired	(2,433,579)	(35,613,120)
Payments from notes receivable	25,083	63,991
Cash used in investing activities of continuing operations	(3,794,344)	(38,615,747)
Cash used in investing activities of discontinued operations	(14,253)	(96,057)
Net cash used in investing activities	(3,808,597)	(38,711,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	27,352,500
Proceeds from stock options exercised	747,745	347,700
Proceeds from long-term debt	7,200,000	2,150,000
Purchase of put options and payments on derivative instrument	(1,148,689)	-
Payments on long-term debt	(2,808,377)	(3,353,776)
Purchase of treasury stock	(1,486,208)	-
Proceeds from warrant conversion	-	150,000
Distribution to minority interests	(300,000)	(150,000)
Cash provided by financing activities of continuing operations	2,204,471	26,496,424

NET INCREASE IN CASH	7,322,204	2,553,869
CASH AT BEGINNING OF PERIOD	5,429,219	2,875,350
CASH AT END OF PERIOD	$12,751,423	$5,429,219
CASH PAID DURING PERIOD FOR:
Interest	$3,215,540	$2,239,993
Income taxes	$2,832,974	$171,036

Non-cash transactions:

In June 2009, the Company retired its treasury stock amounting to $2,779,988 by a charge to additional paid-in capital.

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

In August 2009, the Company issued $7,200,000 in convertible debentures and issued common stock warrants to the creditors.  The warrants were valued at $539,178 and the unamortized portion is recognized as a discount on the related debt in the accompanying balance sheet.

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
SEPTEMBER 30, 2009 AND 2008

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2009 and 2008, the Company had no such investments.  The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC").  The Company has not experienced any losses related to amounts in excess of FDIC limits.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

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

Marketable Securities

Marketable securities consist of common stock. FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The securities were written down to zero at September 30, 2008. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2009 and 2008, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the years ended September 30, 2009 or 2008. Marketable securities held at September 30, 2009 and 2008 have a cost basis of approximately $13,000. Due to lack of market transaction, the value of marketable security was written off from the Company’s balance sheet as of September 30, 2008.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or market.

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

Goodwill and Intangible Assets and Impairment of Long-Lived Assets

FASB ASC 350, Goodwill and Other Intangibles Assets, addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment, or sooner if there is an indication of impairment. The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2009, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  The Company determined that there is no impairment for the year ended September 30, 2009, except for the impairment taken in the second quarter of fiscal 2009 relating to the discontinued operation in Austin. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies – continued

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3,751,192 in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The related put options were recognized in temporary equity in the amount of $5,175,000 at the time they were issued.  The difference between that amount and the value of the derivative of $3,751,192, amounting to $1,423,808, was included in additional paid-in capital.

The fair value of the derivative liabilities as of September 30, 2009 were estimated to be $3,341,592 in accordance with FASB ASC 820, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	76%
Expected life	3.00 years
Expected dividend yield	-
Risk free rate	1.45%

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

Derivative Financial Instruments - continued

The gain for the year ended September 30, 2009, recognized in earnings amounted to $145,374.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of FASB ASC 220, Reporting Comprehensive Income. Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of changes in permanent stockholders’ equity.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

The Company recognizes revenue for VIP memberships in accordance with FASB ASC 605-25, Revenue Recognition, by deferring membership revenue and recognizing over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. The Company does not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management’s knowledge of its client base and membership usage at the clubs.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605.  Total sales and liquor taxes aggregated $4,544,160 and $3,815,648 for the years ended September 30, 2009 and 2008, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

Income Taxes - continued

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480, Distinguishing Liabilities from Equity as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity.  Also see “Derivative Financial Instruments” above.

Earnings Per Common Share

The Company computes earnings per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

Earnings Per Common Share - continued

Net earnings applicable to common stock and the weighted  average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE YEAR ENDED SEPTEMBER 30,
	2009	2008
Basic earnings per share:
Income from continuing operations	$6,628,601	$8,621,852
Loss from discontinued operations, net of income taxes	(1,420,504)	(961,185)
Net income	$5,208,097	$7,660,667
Average number of common shares outstanding	9,265,784	7,931,121
Basic earnings per share - income from continuing operations	$0.72	$1.09
Basic earnings per share - discontinued operations	$(0.15)	$(0.12)
Basic earnings per share - net income	$0.56	$0.97
Diluted earnings per share:
Income from continuing operations	$6,628,601	$8,621,852
Adj. to net earnings from assumed conversion of debentures (1)	-	-
Adjusted income from continuing operations	6,628,601	8,621,852
Discontinued operations	(1,420,504)	(961,185)
Adjusted net income	$5,208,097	$7,660,667
Average number of common shares outstanding:
Common shares outstanding	9,265,784	7,931,121
Potential dilutive shares resulting from exercise of warrants and options (2)	161,613	367,062
Potential dilutive shares resulting from conversion of debentures (3)	-	115,000
Total average number of common shares outstanding used for dilution	9,427,397	8,413,183

Diluted earnings per share - income from continuing operations	$0.70	$1.02
Diluted earnings per share - discontinued operations	$(0.15)	$(0.11)
Diluted earnings per share - net income	$0.55	$0.91

(1)   Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)   All outstanding warrants and options were considered for the EPS computation.
(3)   Convertible debentures (principal and accrued interest) outstanding at September 30, 2009 and 2008 totaling $7,892,940 and $1,100,694, respectively, were convertible into common stock at a price of $8.75 and $12.00 in 2009 and $12.00 and $25.32 per share in 2008. No debentures were dilutive in 2009 and debentures convertible into 115,000 shares were dilutive in 2008 (based on average balances outstanding).

*EPS may not foot due to rounding.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

Stock Options

At September 30, 2009, the Company has stock options outstanding, which are described more fully in Note I.  As of October 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in FASB ASC Topic 718, Compensation-Stock Compensation, which replaced FASB No. 123R, and FASB ASC Section 718-10-S99, Compensation-Stock Compensation: Overall: SEC Materials, formerly SAB 107.  The compensation cost recognized for the year ended September 30, 2009 and 2008 was $96,171 and $157,080, respectively. There were 300,000 and 125,000 stock option exercises for the years ended September 30, 2009 and 2008, respectively.

Impact of Recently Issued Accounting Standards

On July 1, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is included in FASB ASC 105 Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FASB ASC Topic 855), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of FASB ASC Topic 855 as of June 30, 2009.  The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
•	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

B. Summary of Significant Accounting Policies - continued

Impact of Recently Issued Accounting Standards - continued

The Company’s derivative liabilities have been measured principally utilizing Level 2 inputs.

In February 2007, the FASB issued SFAS No. 159 (ASC 805), The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (ASC 825). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.  The Company does not expect that the adoption of these standards would have a material impact on its financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141”), and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), (ASC 805).  SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company was required to apply the provisions of the new standards in the first quarter of fiscal 2010. Early adoption was not permitted for these new standards. The Company does not expect that the adoption of these standards would have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on the Company’s financial statements.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, particularly in relation to discontinued operations.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

D.	Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2009	2008

Buildings and land	$33,443,075	$33,948,677
Leasehold improvements	9,909,702	8,923,645
Furniture	2,170,354	1,988,059
Equipment	11,802,438	10,884,975
Total property and equipment	57,325,569	55,745,356
Less accumulated depreciation	10,060,013	7,347,024

Property and equipment, net	$47,265,556	$48,398,332

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

		September 30,
		2009	2008

Indefinite useful lives:
Goodwill		$36,139,690	$35,404,831
Licenses		41,259,794	39,298,343

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	81,683	99,759
Unamortized non-compete agreements	5 years	1,006,833	1,094,833

Total goodwill and intangible assets		$78,488,000	$75,897,766

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

E.	Goodwill and Intangible Assets - continued

	2009		2008
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$39,298,343	$35,404,831	$12,323,954	$7,130,317
Change in tax basis of assets	-	686,508	-	10,301,174
Intangibles acquired	1,961,451	48,351	26,974,389	17,973,340
Ending balance	$41,259,794	$36,139,690	$39,298,343	$35,404,831

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2009 for each of the years in the five-year period ending September 30, 2014 and thereafter is 2010 - $331,071, 2011 - $310,241, 2012 - $249,741, 2013 - $134,976, 2014 - $42,347, and thereafter - $20,140.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.

Goodwill of $931,430 and $1,754,520 attributable to discontinued operations is not recognized in the above amounts as of September 30, 2009 and 2008, respectively.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

F.	Long-term Debt

		September 30,
		2009	2008

Notes payable at 9-11%, mature August 2015	*	$1,961,282	$2,070,668
Notes payable at 10%, mature December 2014 and January 2015	*	2,627,281	2,696,790
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		162,815	208,528
Note payable at 7.5%, matures August 2011	*	874,715	918,552
Convertible note payable at 4%, matures May 2010, collateralized by assets of RCI Entertainment New York, Inc.		266,426	1,023,965
Note payable at 7%, matures December 2019	*	335,738	357,413
Note payable at 4.9%, matures December 2010, collateralized by equipment		-	16,560
Note payable at 7.25%, matures May 2013	*	1,903,479	2,117,663
Notes payable to related parties at 12%, mature November 2009		-	600,000
Notes payable at 14%, mature November 30, 2010, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.		10,000,000	10,000,000
Note payable at 6.15%, matures February 2028, collateralized by an aircraft		1,497,889	1,538,971
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2009), matures April 2013	*	3,526,096	3,606,683
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2009), matures June 2013	*	4,232,111	4,327,169
Convertible notes payable at 10%, matured May 2009		-	100,000
Note payable at 8%, matures September 2010		2,894,441	3,020,000
Convertible note payable at 10%, matures October 2010	*	560,162	954,444
4% notes payable converted from put options		279,370	-
10% convertible debentures		6,690,776	-
Total debt		37,812,582	33,557,406

Less current portion		5,855,727	2,644,541

Total long-term debt		$31,956,855	$30,912,865

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

For the year ended September 30, 2008, the Company recorded $29,627 interest expense. The debenture was secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc.

The Company has accounted for this transaction under FASB ASC 470. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856.  For the year ended September 30, 2008, the Company recorded $14,960 of interest expense related to the value of the embedded beneficial conversion feature.

As a part of the purchase of the New York club, the Company obtained a $5.125 million promissory note bearing simple interest at the rate of 4.0% per annum with a balloon payment at the end of five years.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

F.	Long-term Debt – continued

In connection with the acquisition of Tootsie’s Cabaret in Miami Gardens, Florida, the Company entered into two Secured Promissory Notes for a total of $10,000,000 (the "Notes"). The Notes bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010 (see below). The Company cannot pre-pay the Notes during the first twelve (12) months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the stock of the companies acquired under a Pledge and Security Agreement.

On April 29, 2009, the Company entered into a modification to its two secured promissory notes in the previous paragraph, whereby the due date for the $5 million of principal due and payable by the Company under each note was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470.

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

In May 2008, the Company borrowed $150,000 from two unrelated individuals under terms of 10% convertible debentures. Interest only is payable quarterly beginning in August 2008 and the notes matured and were retired in May 2009.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

F.	Long-term Debt – continued

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

On August 6, 2009, the Company completed the sale of an aggregate of $7.2 million in 10% Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Debentures bear interest at the rate of 10% per annum and mature on August 4, 2012.  The Debentures are payable with one initial payment of interest only due February 4, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the Debentures may be converted into shares of the Company’s common stock at $8.75 per share.  The Debentures are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $11.50 per share.  The Debentures provide that an event of default occurs if: the Company should fail to pay any principal or interest when due; the Company should fail to convert any Debenture when required; the Company should fail to observe or perform any covenant or agreement contained within the Debenture; there are cross defaults to other indebtedness in excess of $1,000,000; there is a reorganization, liquidation, voluntary or involuntary bankruptcy or insolvency proceedings or other bankruptcy default; or a final unsatisfied judgment not covered by insurance aggregating an excess of $1,000,000 occurs against the Company and is not stayed, bonded or discharged within seventy-five (75) days.

In connection with the sale of the Debentures, the Company also issued an aggregate of 164,569 detachable warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s Debenture is convertible.  The Warrants have an exercise price of $8.75 and expire on August 5, 2012.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $12.25.

The fair value of the warrants issued in the transaction were estimated to be $539,178 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	90%
Expected lives	1.5 years
Expected dividend yield	-
Risk free rates	1.62%

The fair value of the warrants has been recognized as a discount to the debt and is being amortized as interest expense over the life of the debt.

The proceeds from the sale of the Debentures and Warrants are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

Future maturities of long-term debt consist of the following:

2010	$5,855,727
2011	4,559,125
2012	3,602,918
2013	19,638,413
2014	422,930
Thereafter	3,733,469
Total maturities of long-term debt	$37,812,582

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30, 2009 and 2008:

	2009	2008

Current	$2,561,398	$2,703,067
Deferred	853,336	1,170,518
Total income tax expense	$3,414,734	$3,873,585

Income tax expense on continuing operations for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2009	2008

Computed expected tax expense	$3,414,734	$4,248,449
State income taxes	153,282	220,997
Stock option disqualifying dispositions and other permanent differences	(126,700)	(346,344)
Change in deferred tax valuation allowance	-	(154,679)
Other	(26,582)	(94,838)
Total income tax expense	$3,414,734	$3,873,585

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2009	2008
Deferred tax assets (liabilities):
Bad debts allowance	$96,819	$96,819
Goodwill and indefinite lived intangibles	(14,545,208)	(15,266,648)
Property and equipment	(3,982,812)	(1,815,896)
Other	248,019	217,705
Net deferred tax liabilities	$(18,183,182)	$(16,768,020)

The net deferred tax liabilities are recorded in the balance sheets as follows:

	2009	2008

Current assets	$120,208	$126,236
Long-term liabilities	(18,303,390)	(16,894,256)
Net deferred tax liabilities	$(18,183,182)	$(16,768,020)

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

G.	Income Taxes - continued

As of October 1, 2007, we adopted ASC 740-10 (formerly referenced as FIN  48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) to account for uncertain tax positions. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with ASC 740-10 is a two-step process. The first step is recognition — we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement — a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2009 and 2008, the Company recognized approximately $78,000 and $46,000, respectively, in interest and penalties. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

H.	Put Options and Temporary Equity

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $11,671,000 at September 30, 2009.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

H.	Put Options and Temporary Equity - continued

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2009 of $8.60 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at September 30, 2009.)

For the Year Ended September 30:
2010	$2,397,600
2011	2,820,000
2012	1,945,810
2013	130,190

Total	$7,293,600

Each $1.00 per share movement of our stock price has an aggregate effect of $509,000 on the total obligation.

I.	Stock Options

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

Following is a summary of options for the years ended September 30, 2009 and 2008:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value at September 30, 2009
Outstanding at October 1, 2007	545,000	$3.60
Granted	-	-
Forfeited	-	-
Exercised	(125,000)	2.78
Outstanding at September 30, 2008	420,000	3.86
Granted	60,000	8.75
Forfeited	(60,000)	8.25
Exercised	(300,000)	2.49
Outstanding at September 30, 2009	120,000	$7.53	1.82	$153,000
Exercisable at September 30, 2009	60,000	$6.32	1.81	$153,000

As of September 30, 2009, the range of exercise prices for outstanding options was $2.80 - $9.40.

In August 2007, the Company issued 10,000 stock options to each Director who is a member of the Company’s Audit Committee and 5,000 options to the Company’s other Directors. These options (50,000 in total) became exercisable on August 24, 2008, had a strike price of $9.40 per share and expired in August 2009. On the same date, an officer received 20,000 options to purchase shares of the Company’s common stock at an exercise price of $9.40.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

I.	Stock Options - continued

The stock options, which expire on August 24, 2012, vest over two years with 10,000 stock options becoming exercisable on August 24, 2008 and 10,000 stock options becoming exercisable on August 24, 2009.

In July 2009, the Company issued 10,000 stock options to each Director who is a member of the Company’s Audit Committee, 5,000 options to the Company’s other Directors and 10,000 options to an employee. These options (60,000 in total) become exercisable on July 22, 2010, have a strike price of $8.75 per share and expire in July 2011.

The fair value of options issued for the year ended September 30, 2009 were estimated to be $176,143 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	90%
Expected lives	1.5 years
Expected dividend yield	-
Risk free rates	1.47%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718 (also formerly SAB No. 110, Shared-Based Payment), giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

During the years ended September 30, 2009 and 2008, the Company recorded $96,171 and $157,080 of stock-based compensation, respectively. Total unamortized stock compensation expense at September 30, 2009 was $146,785 and will be fully expensed in fiscal year 2010.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3,741,000 and $2,431,000 for the years ended September 30, 2009 and 2008, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2009 are as follows:

2010	$3,721,845
2011	2,744,549
2012	2,450,136
2013	2,443,162
2014	2,238,207
Thereafter	8,740,250

Total future minimum lease obligations	$22,338,149

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

J.	Commitments and Contingencies - continued

Legal Matters

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.   We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the quarters ended June 30, 2009 and September 30, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  As of September 30, 2009, we have approximately $1.16 million in accrued liabilities for this tax.  We have paid more than $2 million to the State of Texas since the inception of the tax.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For the above legal matter, no contingent reserve as liabilities have been recorded in the accompanying balance sheets as such potential losses are not deemed probable or estimable.

K.	Segment Information

The following information is presented in accordance with FASB ASC 280, Segment Reporting. The Company is engaged in adult nightclubs, adult entertainment websites (“Internet”) and adult entertainment magazines and trade shows (“Media”). The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit as income from operations. Total assets are those assets controlled by each reportable segment.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

K.	Segment Information - continued

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

	2009	2008
Business segment sales:
Night clubs	$73,104,691	$56,390,753
Internet	640,667	715,759
Media	1,404,238	801,215
	$75,149,596	$57,907,727
Business segment operating income:
Night clubs	$16,611,301	$18,556,590
Internet	155,771	141,894
Media	(241,637)	(28,016)
General corporate	(3,113,453)	(3,447,304)
	$13,411,982	$15,223,164
Business segment capital expenditures:
Night clubs	$2,141,554	$10,956,469
Internet	5,049	3,039
General corporate	155,774	19,974,871
	$2,302,377	$30,934,379
Business segment depreciation and amortization:
Night clubs	$2,425,111	$1,696,289
Internet	14,101	15,539
Media	20,000	10,000
General corporate	745,993	501,132
	$3,205,205	$2,222,960
Business segment assets:
Night clubs	$124,277,033	$120,763,535
Internet	204,866	196,290
Media	903,221	1,128,216
General corporate	17,326,534	11,181,322
Discontinued operations	2,365,704	3,799,443
	$145,077,358	$137,068,806

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs.  Management considers these to be non-allocable costs for segment purposes.

L.	Common Stock

During the year ended September 30, 2008, the following common stock transactions occurred:

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

L.	Common Stock - continued

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

During the year ended September 30, 2009, the following common stock transactions occurred:

Stock options totaling 300,000 shares were exercised by employees and directors for proceeds of $747,745.  The Company acquired 303,959 shares of common stock for the treasury at a cost of $1,486,208.  These shares were subsequently retired.

M.	Related Party Transactions

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

For the year ended September 30, 2008, the Company recorded $29,627 of interest expense. The debenture was secured by the Company’s ownership in Citation Land, LLC and RCI Holdings, Inc., both are wholly owned subsidiaries of the Company. The Company has accounted for this transaction under FASB ASC 470, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature on the note payable was estimated to be $53,856. For the year ended September 30, 2008, the Company recorded $14,960 of interest expense related to the value of the embedded beneficial conversion feature.

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
SEPTEMBER 30, 2009 AND 2008

N.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $47,000 and $44,000 for the years ended September 30, 2009 and 2008, respectively.

O.	Acquisitions and Dispositions

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

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

For the Year Ended September 30, 2008
Revenues	$60,874,381
Net income	$8,021,729
Net income per share - basic	$1.01
Net income per share - diluted	$0.96
Weighted average shares outstanding - basic	7,931,121
Weighted average shares outstanding - diluted	8,417,187

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

As part of the transaction and as amended in April 2009, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 3,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”) until March 31, 2010 and at the rate of 5,000 shares per month thereafter until the Seller has received  $4,485,000 from the sale of the shares.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4,485,000 from the sale of the Rick’s Shares and any deficiency.  As of September 30, 2009, the 177,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these put options. Under the new terms, the Company has extended payback and reduced the number of shares that can be put back to the Company.  No consideration was required by the Company to renegotiate the terms of the put options.

The full results of operations of this entity are included in the Company’s results of operations since March 31, 2008.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions - continued

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

Pursuant to the terms of the Purchase Agreement and as amended in April 2009, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have the Company purchase from Seller not more than 2,500 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify the Company during any given month of its election to “Put” the Monthly Shares to the Company during that particular month.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of September 30, 2009, the 20,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC 480. In April 2009, the Company renegotiated the terms of these and other put options.  No consideration was required by the Company to renegotiate the terms of these put options.  Under the new terms, the Company has extended payback and reduced the number of shares that can be put back to the Company.  In the event the Seller elects not to “Put” the Shares to the Company, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.  The full results of operations of this entity are included in the Company’s results of operations since March 31, 2008.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

The only consideration required by the Company in the amendment of the terms of these put options was the granting of a second lien on the related club property in Dallas, Texas.  The granting of the second lien for the “Dallas sellers” put options necessitates derivative liability accounting, as required by FASB ASC 815.  These put options have been transferred from temporary equity to derivative liabilities, measured at fair value, effective as of the date of the modifications.  The liabilities will continue to be recognized each quarter at fair value and the change in fair value recognized in the statement of income.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$151,784
Property and equipment and other assets	6,000,000
Non-compete agreement	100,000
Goodwill	1,418,172
Other assets	43,500
Net assets acquired	$7,713,456

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

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

Net current assets	$112,885
Property and equipment and other assets	1,953,065
Non-compete agreement	100,000
Goodwill	16,062,848
Net assets acquired	$18,228,798

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions - continued

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

For the Year Ended September 30, 2008

Revenues	$74,486,278
Net income	$9,006,517

Net income per share - basic	$1.11
Net income per share - diluted	$1.05

Weighted average shares outstanding - basic	8,131,121
Weighted average shares outstanding - diluted	8,617,187

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

For the Year Ended September 30, 2008

Revenues	$77,452,932
Net income	$9,368,439

Net income per share - basic	$1.15
Net income per share - diluted	$1.10

Weighted average shares outstanding - basic	8,131,121
Weighted average shares outstanding - diluted	8,617,187

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions - continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

O.	Acquisitions and Dispositions – continued

2009 Acquisition

On September 30, 2009, the Company’s subsidiary, RCI Entertainment (North FW), Inc. (the “Purchaser”), purchased 100% of the outstanding common shares of Cabaret North, Inc., a Texas corporation (“CNI”).  CNI owns and operates an adult entertainment cabaret known as “Cabaret North” (the “Club”), located at 5316 Superior Parkway, Fort Worth, Texas 76106. The Company paid the sellers total aggregate consideration of $2,300,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(i)	$140,000 directly to CNI to be used for the payment of outstanding liabilities;

(ii)	$2,000,000 to the Sellers; and

(iii)
$160,000 to be held in an escrow account to pay any liabilities or obligations of CNI which were incurred but unpaid as of Closing and to be held in connection with the outcome of certain pending litigation.

Also, at closing, each of the sellers entered into a five year Non-Competition Agreement, and CNI obtained a consent from its landlord to the sale of the Shares of CNI by the sellers to the purchaser and entered into an addendum to the lease agreement by and between the CNI and the landlord of the premises where the Club is located.

The Company incurred $85,228 in costs in connection with the acquisition.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Net current assets	$23,777
Property and equipment	200,000
Non-compete agreement	200,000
Goodwill	686,508
Deferred income tax liability	(686,508)
SOB license	1,961,451
Net assets acquired	$2,385,228

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this acquired entity will be included in the Company’s consolidated results of operations beginning October 1, 2009.  This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share. Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

P. Discontinued Operations

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the years ended September 30, 2009 and 2008.

The Rick’s Cabaret in Austin is held for sale and included in discontinued operations.  A sale of the club was scheduled in May 2009, but the sale was never closed.  The Company recognized an impairment of the net assets of the club of $823,090 as of March 31, 2009.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company closed its Divas Latinas club in Houston in late September, 2009.  The Company owns the building location and the location is currently held for sale.  There was no gain or loss on the closing of the club.

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $1,108,963 and $2,021,751 for the years ended September 30, 2009 and 2009, respectively.
	Year Ended September 30,
	2009	2008
Loss from discontinued operations	$(1,089,902)	$(1,394,792)
Loss on sale of discontinued operations	(1,049,265)	-
Income tax - discontinued operations	718,663	433,607
Total loss from discontinued operations, net of tax	$(1,420,504)	$(961,185)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30, 2009	September 30, 2008
Current assets	$176,331	$250,900
Property and equipment	1,181,378	1,641,247
Other assets	1,007,995	1,907,296
Current liabilities	(129,142)	(237,448)
Long-term liabilities	(277,954)	(255,176)
Net assets	$1,958,608	$3,306,819

Q.	Subsequent Events

We have evaluated subsequent events for potential recognition and/or disclosure through December 17, 2009, the date the consolidated financial statements were issued.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

R. Quarterly Results of Operations (Unaudited)

	Fiscal Year 2009 Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$17,006,420	$18,360,361	$20,934,833	$18,847,982
Income from continuing operations	$985,383	$1,505,587	$1,894,698	$2,105,814
Net income	$790,832	$839,471	$1,784,493	$1,793,301
Basic income per share:
Income from continuing operations	$0.11	$0.16	$0.21	$0.23
Net income	$0.08	$0.09	$0.19	$0.19
Diluted income per share:
Income from continuing operations	$0.10	$0.16	$0.20	$0.23
Net income	$0.08	$0.09	$0.19	$0.19
Basic weighted average shares outstanding	9,366,033	9,313,819	9,185,758	9,197,528
Diluted weighted average shares outstanding	9,599,954	9,487,528	9,409,562	9,212,545

	Fiscal Year 2008 Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$10,569,146	$15,093,032	$15,940,006	$16,131,964
Income from continuing operations	$1,943,538	$2,854,047	$2,035,955	$1,683,537
Net income	$1,783,272	$2,605,380	$1,829,204	$1,442,811
Basic income per share:
Income from continuing operations	$0.29	$0.38	$0.25	$0.18
Net income	$0.26	$0.34	$0.22	$0.16
Diluted income per share:
Income from continuing operations	$0.25	$0.35	$0.23	$0.18
Net income	$0.23	$0.32	$0.21	$0.15
Basic weighted average shares outstanding	6,806,234	7,561,163	8,240,914	9,116,171
Diluted weighted average shares outstanding	7,635,326	8,473,497	8,860,699	9,378,452

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A(T). Controls and Procedures.

(a)        Evaluation of Disclosure Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management, with the participation of the president, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our president, concluded that, as of September 30, 2009, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position
Eric S. Langan	41	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	60	Chief Financial Officer
Travis Reese	40	Director and V.P.-Director of Technology
Robert L. Watters	58	Director
Alan Bergstrom	64	Director
Steven Jenkins	52	Director
Luke Lirot	52	Director

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

Phillip Marshall has served as our Chief Financial Officer since May 2007. He was previously controller of Dorado Exploration, Inc., an oil and gas exploration and production company, from February 2007 to May 2007. He previously served as Chief Financial Officer of CDT Systems, Inc., a publicly held water technology company, from July 2003 to September 2006. In 1972, Mr. Marshall began his public accounting career with the international accounting firm, KMG Main Hurdman. After its merger with Peat Marwick, Mr. Marshall served as an audit partner at KPMG for several years. After leaving KPMG, Mr. Marshall was partner in charge of the audit practice at Jackson & Rhodes in Dallas from 1992 to 2003, where he specialized in small publicly held companies. Mr. Marshall is also a trustee of United Mortgage Trust and United Development Funding IV, publicly held real estate investment trusts.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Alan Bergstrom and Luke Lirot. Mr. Jenkins, Mr. Bergstrom and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2009 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

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

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2009 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2009 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Alan Bergstrom and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2009 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2009, with the exception of an exit filing on Form 5 which we believe is due for the Estate of Ralph McElroy.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2009 and 2008 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eric S. Langan, President/CEO	2009 2008	623,077 494,713	-0- -0-	-0- -0-	2,446(1) 4,727(1)	-0- -0-	-0- -0-	11,637 10,478	637,160 509,918
Phillip Marshall, CFO	2009 2008	189,423 175,000	20,000(4) 20,000(4)	-0- -0-	47,273(2) 45,870 (2)	-0- -0-	-0- -0-	2,441 6,056	259,137 246,926
Travis Reese, VP/Chief Technology Officer	2009 2008	194,204 193,226	-0- -0-	-0- -0-	2,446(3) 4,727 (3)	-0- -0-	-0- -0-	5,753 5,328	202,403 203,281

1
Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007.  Mr. Langan also received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009.

2	Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as a performance bonus in August 2007.
3
Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007.  Mr. Reese also received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009.

4	Mr. Marshall received a bonus of $20,000 each year for outstanding performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 3, 2009, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 3, 2009, there were 9,344,325 shares of common stock outstanding.

Name/Address	Number of shares	Title of class	Percent of Class (7)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,213,429 (1)	Common stock	13.0%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	23,800 (2)	Common stock	<1%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	41,500 (3)	Common stock	<1%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	-0-	Common stock	-0-
Travis Reese 10959 Cutten Road Houston, Texas 77066	32,830 (4)	Common stock	<1%
Alan Bergstrom 904 West Avenue, Suite 100 Austin, Texas 78701	1,150 (5)	Common stock	<1%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, GL 33764	-0-	Common stock	-0-
All of our Directors and Officers as a Group of seven (7) persons	1,312,709 (6)	Common stock	14.0%
E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632 (1)	Common stock	6.2%
Diane McElroy P. O. Box 27244 Austin, Texas 78755	527,459	Common Stock	5.6%

(1)
Mr. Langan has sole voting and investment power for 624,797 shares of common stock he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(2)	Includes 3,800 shares of common stock he owns directly and options to purchase up to 20,000 shares of common stock that are presently exercisable.

(3)	Includes 21,500 shares of common stock he owns directly and options to purchase up to 20,000 shares of common stock that are presently exercisable.

(4)	Includes 22,830 shares of common stock he owns directly and options to purchase up to 10,000 shares of common stock that are presently exercisable.

(5)	Includes 1,150 shares of common stock he owns directly.

(6)	Includes options to purchase up to 60,000 shares of common stock that are presently exercisable.

(7)	These percentages exclude treasury shares in the calculation of percentage of class.

We are not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  The Company currently has three independent directors, Steven Jenkins, Alan Bergstrom and Luke Lirot.   In our view, all of the transactions described below meet this standard.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal year 2009 and 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for fiscal year 2009 and fiscal year 2008.

	2009	2008
Audit fees	$289,277	$268,468
Audit-related fees	22,758	13,368
Tax fees	60,530	62,540
All other fees	-	1,035

Total	$372,565	$345,411

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 14 - Code of Ethics

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2009.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

/s/ Phillip K. Marshall
By: Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 17, 2009

/s/ Travis Reese
Travis Reese	Director and V.P.-Director of Technology	December 17, 2009

/s/ Robert L. Watters
Robert L. Watters	Director	December 17, 2009

/s/ Alan Bergstrom
Alan Bergstrom	Director	December 17, 2009

/s/ Steven Jenkins
Steven Jenkins	Director	December 17, 2009

/s/ Luke Lirot
Luke Lirot	Director	December 17, 2009