Form 10-Q
period 2009-12-31
RICKS CABARET INTERNATIONAL INC
filed 2010-02-16
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐     N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 5, 2010, 9,382,395 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2009	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$9,471,397	$12,850,250
Accounts receivable
Trade, net	678,133	776,721
Other, net	248,039	136,761
Marketable securities	977,069	-
Inventories	1,151,644	1,231,353
Prepaid expenses and other current assets	690,339	846,430
Assets of discontinued operations	198,630	210,032
Total current assets	13,415,251	16,051,547

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	47,391,262	46,577,101
Furniture and equipment	15,812,202	12,289,630
	63,203,464	58,866,731
Accumulated depreciation	(11,312,115)	(10,566,656)

Total property and equipment, net	51,891,349	48,300,075

OTHER ASSETS:
Goodwill and indefinite lived intangibles	80,349,501	78,330,914
Definite lived intangibles, net	1,274,914	1,161,433
Other	1,381,536	1,232,330
Total other assets	83,005,951	80,724,677
Total assets	$148,312,551	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31, 2009	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$990,525	$787,982
Accrued liabilities	2,931,834	2,413,988
Texas patron tax liability	1,761,915	1,162,960
Current portion of derivative liabilities, at fair value	1,035,720	885,600
Current portion of long-term debt	6,265,945	5,855,727
Liabilities of discontinued operations	51,760	51,799
Total current liabilities	13,037,699	11,158,056

Deferred tax liability	18,643,403	18,581,344
Other long-term liabilities	661,208	641,800
Derivative liabilities at fair value, less current portion	2,105,987	2,455,992
Long-term debt, less current portion	33,415,054	31,956,856
Total liabilities	67,863,351	64,794,048

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY – Common stock, subject to put rights (293,000 and 317,000 shares, respectively)	6,314,000	6,871,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 15,000,000 shares authorized; 8,879,566 shares issued	88,796	88,796
Additional paid-in capital	54,504,966	54,530,319
Accumulated other comprehensive loss	(31,886)	-
Retained earnings	16,255,435	15,472,747
Total Rick’s permanent stockholders’ equity	70,817,311	70,091,862
Noncontrolling interests	3,317,889	3,319,389
Total permanent stockholders’ equity	74,135,200	73,411,251

Total liabilities and stockholders’ equity	$148,312,551	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2009	2008
	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$8,049,465	$6,633,571
Sales of food and merchandise	1,590,011	1,420,066
Service revenues	9,292,249	8,139,890
Internet revenues	145,005	176,763
Media revenues	256,757	183,636
Other	671,099	579,769
Total revenues	20,004,586	17,133,695

Operating expenses:
Cost of goods sold	2,456,107	2,229,474
Salaries and wages	4,310,305	4,220,886
Stock-based compensation	44,037	20,044
Other general and administrative:
Taxes and permits	2,835,564	2,319,300
Charge card fees	346,188	338,541
Rent	993,133	917,962
Legal and professional	649,609	504,049
Advertising and marketing	2,938,173	1,172,371
Depreciation and amortization	842,358	844,352
Insurance	261,851	239,237
Utilities	405,869	428,918
Other	1,535,644	1,422,340
Total operating expenses	17,618,838	14,657,474

Income from operations	2,385,748	2,476,221

Other income (expense):
Interest income	3,673	5,734
Interest expense	(1,028,583)	(833,471)
Gain on change in fair value of derivative instruments	44,275	-

Income from continuing operations before income taxes	1,405,113	1,648,484

Income taxes	513,548	576,746

Income from continuing operations	891,565	1,071,738
Loss from discontinued operations, net of income taxes of $19,899 and $111,680	(35,377)	(207,406)

Net income	856,188	864,332
Less: net income attributable to noncontrolling interests	(73,500)	(73,500)
Net income attributable to Rick’s Cabaret International, Inc.	$782,688	$790,832
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.09	$0.11
Loss from discontinued operations	(0.00)	(0.02)
Net income	$0.08	$0.08
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.09	$0.10
Loss from discontinued operations	(0.00)	(0.02)
Net income	$0.08	$0.08

Weighted average number of common shares outstanding:
Basic	9,370,175	9,366,033
Diluted	9,385,209	9,599,954

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$856,188	$864,332
Loss from discontinued operations	35,377	207,406
Income from continuing operations	891,565	1,071,738
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	842,358	844,354
Deferred taxes	62,984	220,085
Amortization of note discount	44,931	-
Gain on change in fair value of derivative instruments	(44,275)	-
Beneficial conversion	5,694	5,695
Deferred rents	19,408	25,958
Stock compensation expense	44,037	20,044
Other	-	13,347
Changes in operating assets and liabilities:
Accounts receivable	(12,690)	(116,888)
Inventories	95,598	(334,194)
Prepaid expenses and other assets	(11,067)	(307,575)
Accounts payable and accrued liabilities	1,319,344	(2,057,573)
Cash provided by (used in) operating activities of continuing operations	3,257,887	(615,009)
Cash provided by (used in) operating activities of discontinued operations	(24,014)	72,016
Net cash provided by (used in) operating activities	3,233,873	(542,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,392,113)	(610,360)
Purchase of marketable securities	(1,008,955)	-
Acquisition of businesses, net of cash acquired	(2,672,174)	(48,351)
Payments from notes receivable	2,214	2,374
Cash used in investing activities of continuing operations	(5,071,028)	(656,337)
Cash used in investing activities of discontinued operations	-	(2,598)
Net cash used in investing activities	(5,071,028)	(658,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(529,115)	-
Payments on long-term debt	(684,698)	(1,078,377)
Purchase of treasury stock	(252,885)	(236,518)
Distribution to minority interests	(75,000)	(75,000)
Cash used in financing activities of continuing operations	(1,541,698)	(1,389,895)

NET DECREASE IN CASH	(3,378,853)	(2,591,823)
CASH AT BEGINNING OF PERIOD	12,850,250	5,504,066
CASH AT END OF PERIOD	$9,471,397	$2,912,243
CASH PAID DURING PERIOD FOR:
Interest	$745,671	$755,763
Income taxes	$245,042	$1,655,000

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)
1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

In previous filings, we have recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we have recently decided to renovate and reopen the club and relaunch it with a new concept in March 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is included in FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of ASC 855 as of June 30, 2009.  The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements. ASC 820 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, ASC 820 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, ASC 820 is effective for fiscal years beginning after November 15, 2008, which required the Company to adopt these provisions in fiscal 2010.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s derivative liabilities have been measured principally utilizing Level 2 inputs and the marketable securities have been measured using Level 1 inputs.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (ASC 825). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. The adoption of ASC 825 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (ASC 805), and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (ASC 810).  ASC 805 modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. ASC 810 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company was required to apply the provisions of the new standards in the first quarter of fiscal 2010. Early adoption was not permitted for these new standards. The adoption of these standards did not have a material impact on the accompanying consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (ASC 815). ASC 815 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of this standard did not have a material impact on the Company’s financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain accounting principles and disclosures which are new in this quarter.

Marketable Securities

Marketable securities at December 31, 2009 consist of common stock. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2009, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the quarters ended December 31, 2009 or 2008.  Marketable securities held at December 31, 2009 have a cost basis of approximately $1,009,000.

Discontinued Operations

In previous filings, the Company has recognized the Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but management recently decided to renovate and reopen the club in March 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of December 31, 2009, 378,000 shares of common stock were available for future grants under the Plan.

The compensation costs recognized for the three months ended December 31, 2009 and 2008 were $44,037 and $20,044, respectively.  There were no stock option exercises for the three months ended December 31, 2009.  There were no stock option grants for the three month periods ended December 31, 2009 and 2008.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Below is the summary of common stock options outstanding as of December 31, 2009:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	120,000	60,000	378,000

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	120,000	$7.53
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2009	120,000	$7.53	1.57	$151,400
Options exercisable as of December 31, 2009	60,000	$6.32	1.56	$151,400

5.  GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the three months ended December 31, 2009 and 2008:

	2009		2008
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$41,259,794	$37,071,120	$39,298,343	$37,159,351
Change in tax basis of assets	-	14,813	-	-
Intangibles acquired	2,003,774	-	-	48,351
Ending balance	$43,263,568	$37,085,933	$39,298,343	$37,207,702

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

6.  SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,
	2009	2008
REVENUES
Club operations	$19,602,824	$16,773,297
Media	256,757	183,636
Internet websites	145,005	176,762
	$20,004,586	$17,133,695

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Club operations	$2,561,304	$2,707,465
Media	(64,884)	(216,276)
Internet websites	21,285	52,581
Corporate expenses	(1,112,592)	(895,286)
	$1,405,113	$1,648,484

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation, interest expense and other corporate costs such as automobile and travel costs.  Management considers these to be non-allocable costs for segment purposes.  Interest expense included in corporate expenses was $376,125 and $133,318 for the 2009 and 2008 quarters, respectively.

7.  LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.

8.  COMMON STOCK

During the quarter ended December 31, 2008, the Company purchased 48,200 shares of Company common stock for its treasury at an aggregate cost of $236,518.  These shares have been retired.

During the quarter ended December 31, 2009, the Company purchased 33,000 shares of Company common stock for its treasury at an aggregate cost of $252,885.  These shares have been retired.

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
DECEMBER 31, 2009

9.  EARNINGS PER SHARE (EPS) - continued

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

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE QUARTER ENDED
	DECEMBER 31,
	2009	2008
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$818,065	$998,238
Loss from discontinued operations, net of income taxes	(35,377)	(207,406)
Net income attributable to Rick's shareholders	$782,688	$790,832
Average number of common shares outstanding	9,370,175	9,366,033
Basic earnings per share - income from continuing operations	$0.09	$0.11
Basic earnings per share - discontinued operations	$(0.00)	$(0.02)
Basic earnings per share - net income attributable to Rick's shareholders	$0.08	$0.08
Diluted earnings per share:
Average number of common shares outstanding:
Common shares outstanding	9,370,175	9,366,033
Potential dilutive shares resulting from exercise of warrants and options (1)	15,034	233,921
Potential dilutive shares resulting from conversion of debentures (2)	-	-
Total average number of common shares outstanding used for dilution	9,385,209	9,599,954
Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.09	$0.10
Diluted earnings per share - discontinued operations	$(0.00)	$(0.02)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.08	$0.08

(1)  All outstanding warrants and options were considered for the EPS computation.
(2) Convertible debentures (principal and accrued interest) outstanding at December 31, 2009 and 2008 totaling $7,902,176 and $960,582, respectively, were convertible into common stock at a price from $8.75 to $12.00 per share in 2009 and $12.00 to $25.32 per share in 2008.  Potential dilutive shares of 888,491 and 89,527 for the three months ended December 31, 2009 and 2008, respectively, have been excluded from earnings per share due to being anti-dilutive.

*EPS may not foot due to rounding.

10.  ACQUISITIONS AND DISPOSITIONS

On December 18, 2009, our wholly owned subsidiary, RCI Entertainment (3105 I-35), Inc. (“RCI”), entered into and closed a Stock Purchase Agreement (the “RCI Purchase Agreement”) with Spiridon Karamalegos (“Karamalegos”), the Joy Club of Austin, Inc. (“JOY”) and North IH-35 Investments, Inc. (“NIII”), whereby RCI acquired 51% of the outstanding stock of JOY and 49% of the outstanding stock of NIII.  JOY is the owner and operator of the adult nightclub business known as “Joy of Austin” which leases and occupies the real property and improvements located at 3105 South IH-35, Round Rock, Texas 78664 (the “Property”).  NIII is the owner of the Property and leases the Property to JOY.  Contemporaneously with entry into the RCI Purchase Agreement, RCI and Karamalegos entered into an Assignment and Assumption Agreement (the “Assignment Agreement”), whereby Karamalegos assigned to RCI his right to acquire the remaining 49% of the outstanding stock of JOY and the remaining 51% of the outstanding stock of NIII, which right Karamalegos obtained pursuant to a Purchase Agreement entered into between Karamalegos, Evangelos Polycrates (“Polycrates”), JOY and NIII (the “Polycrates Purchase Agreement”).  Pursuant to the RCI Purchase Agreement and the Assignment Agreement, RCI acquired and owns 100% of the outstanding stock of JOY and 100% of the outstanding stock of NIII.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

10.  ACQUISITIONS AND DISPOSITIONS - continued

Pursuant to the terms of the RCI Purchase Agreement and the Assignment Agreement, RCI paid aggregate consideration of $4,550,000, plus assumption of a promissory note with First State Bank-Taylor (the “Purchase Price”), for the acquisition of JOY and NIII.  The Purchase Price was payable as follows:

(i)	$1,820,000 by wire transfer to Karamalegos;

(ii)	$880,000 by wire transfer to Polycrates;

(iii)
$530,000 evidenced by a five (5) year secured promissory note to Karamalegos, bearing interest at the rate of 4.75% per annum and payable in sixty (60) equal monthly installments of principal and interest of $9,941 (the “Karamalegos Note”).  The Karamalegos Note is secured by a third lien in favor of Karamalegos against the Property and improvements located thereon and a second lien on all of the shares of JOY and NIII;

(iv)
$1,320,000 evidenced by a five (5) year secured promissory note to Polycrates, bearing interest at the rate of 4.75% per annum and payable in sixty (60) equal monthly installments of principal and interest of $24,759 (the “Polycrates Note”).  The Polycrates Note is individually guaranteed by Karamalegos for the first thirty (30) months and is secured by a second lien in favor of Polycrates against the Property and improvements located thereon and a first lien on all of the shares of JOY and NIII; and

(v)
The assumption of a Promissory Note dated September 10, 2004, in the original principal amount of $850,000, executed by NIII and payable to First State Bank-Taylor, which Promissory Note had a current balance of $652,489 as of the date of acquisition, and is secured by the Property and improvements located thereon.  The note bears interest at the rate of 7.25%, payable in monthly installments of principal and interest of $7,761.  The interest rate is subject to adjustment on September 10, 2014 to the rate of prime plus 2.5%.  The note is due and payable on or before September 10, 2019.

Also pursuant to the agreements described above, Karamalegos entered into a four (4) year Non-Competition Agreement with RCI, and Polycrates entered into a three (3) year Non-Competition Agreement with RCI.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

10.  ACQUISITIONS AND DISPOSITIONS - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$43,715
Property and equipment and other assets	2,955,000
Non-compete agreement	200,000
Goodwill	701,321
SOB licenses	2,003,774
Deferred tax liability	(701,321)
Net assets acquired	$5,202,489

The Company incurred approximately $43,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of this entity are included in the Company’s consolidated results of operations since December 18, 2009. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

11.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	2009	2008

Computed expected tax expense	$477,738	$560,485
State income taxes	38,321	37,393
Permanent differences	21,373	205
Other	(23,884)	(21,337)
Total income tax expense (including tax credit applicable to discontinued operations)	$513,548	$576,746

Included in the Company’s deferred tax liabilities at December 31, 2009 is approximately $14,800,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

12. COMMITMENTS AND CONTINGENCIES

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2009, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas. Oral argument of the matter will be held on March 25, 2010.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the quarter ended December 31, 2009, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of December 31, 2009, the Company has approximately $1.76 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

13.  SUBSEQUENT EVENTS

We have evaluated subsequent events for potential recognition and/or disclosure through February 16, 2010, the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements in this Form 10-Q are forward-looking statements.  Words such as "expects," “believes,” "anticipates," “may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties are set forth below.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on our financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, and the dependence on key personnel.  We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of eighteen adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret"; one club that operates as “Tootsie’s”, and one club that operates as “Cabaret North”. In addition to the above clubs, we intend to reopen, under a new concept, the former Rick's Cabaret in Austin, Texas which has been closed for several months. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. In addition to the above clubs, we intend to reopen, under a new concept, the former Rick's Cabaret in Austin, Texas, which has been closed for several months.  No sexual contact is permitted at any of our locations.

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

On July 1, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is included in FASB ASC 105, Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact our financial condition or results of operations.  Technical references to GAAP included in these notes to the consolidated financial statements are provided under the new FASB ASC structure.

Accounts and Notes Receivable

Trade accounts receivable for the nightclub operation is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made.  The media division’s accounts receivable is primarily comprised of receivables for advertising sales and Expo registration. Our accounts receivable, other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets.  We recognize interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected.  We recognize allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

Marketable Securities

Marketable securities at December 31, 2009 consist of common stock. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2009, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the quarters ended December 31, 2009 or 2008.  Marketable securities held at December 31, 2009 have a cost basis of approximately $1,009,000.

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

Goodwill and Intangible Assets

FASB ASC 350, Goodwill and Other Intangibles Assets addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. All of our goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment.  Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.  Our annual evaluation was performed as of September 30, 2009, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  We determined that there is no goodwill impairment at September 30, 2009, except for the impairment taken in the second quarter of fiscal 2009 relating to the discontinued operation in Austin.

Impairment of Long-Lived Assets

We review property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Derivative Financial Instruments

We account for financial instruments that are indexed to and potentially settled in its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Derivatives and Hedging.  Under certain circumstances that would require us to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in our consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when we renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

Revenue Recognition

We recognize revenue from the sale of alcoholic beverages, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

We recognize revenue for VIP memberships in accordance with FASB ASC 605, Revenue Recognition, by deferring membership revenue and recognizing over the estimated membership usage period. Management estimates that the weighted average useful lives for memberships are 12 and 24 months for annual and lifetime memberships, respectively. We do not track membership usage by type of membership, however it believes these lives are appropriate and conservative, based on management’s knowledge of its client base and membership usage at the clubs.

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

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped.  Revenues and external expenses related to our annual Expo convention are recognized upon the completion of the convention in August.

Sales and Liquor Taxes

We recognize sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $1,255,140 and $1,073,166 for the three months ended December 31, 2009 and 2008, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes.  This category also includes fees paid for transportation in certain cities, especially Las Vegas.  Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Put Options

In certain situations, we issue restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to us at a fixed price per share.   We may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by us.  We have accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, we transfer the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above.

Earnings Per Common Share (EPS)

We compute earnings per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if our outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in our earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Stock Options

Effective October 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation, using the modified prospective application method.

The stock option compensation costs recognized for the quarters ended December 31, 2009 and 2008 were $44,037 and $20,044, respectively.  There were no stock options grants nor exercises for the quarters ended December 31, 2009 and 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

For the three months ended December 31, 2009, we had consolidated total revenues of $20,004,586 compared to consolidated total revenues of $17,133,695 for the three months ended December 31, 2008, an increase of $2,870,891 or 16.8%.  The increase in total revenues was primarily attributable to a same store sales increase of $2,240,000 (14.5%), along with the increase in revenues generated by new clubs in Austin and Fort Worth, Texas, in the amount of $823,000.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2009 and 2008 with percentages compared to total revenue:

	2009	%	2008	%

Sales of alcoholic beverages	$8,049,465	40.2%	$6,633,571	38.7%
Sales of food and merchandise	1,590,011	7.9%	1,420,066	8.3%
Service Revenues	9,292,249	46.5%	8,139,890	47.5%
Internet Revenues	145,005	0.7%	176,763	1.0%
Media	256,757	1.3%	183,636	1.1%
Other	671,099	3.4%	579,769	3.4%
Total Revenues	20,004,586	100.0%	17,133,695	100.0%

Cost of Goods Sold	2,456,107	12.3%	2,229,474	13.0%
Salaries & Wages	4,310,305	21.5%	4,220,886	24.6%
Stock Base Compensation	44,037	0.2%	20,044	0.1%
Taxes and permits	2,835,564	14.2%	2,319,300	13.5%
Credit card fees	346,188	1.7%	338,541	2.0%
Rent	993,133	5.0%	917,962	5.4%
Legal & professional	649,609	3.2%	504,049	2.9%
Advertising and marketing	2,938,173	14.7%	1,172,371	6.8%
Depreciation and amortization	842,358	4.2%	844,352	4.9%
Insurance	261,851	1.3%	239,237	1.4%
Utilities	405,869	2.0%	428,918	2.5%
Other	1,535,644	7.7%	1,422,340	8.3%

Total operating expenses	17,618,838	88.1%	14,657,474	85.5%
Income from continuing operations	2,385,748	11.9%	2,476,221	14.5%

Interest income	3,673	0.0%	5,734	0.0%
Interest expense	(1,028,583)	-5.1%	(833,471)	-4.9%
Gain on change in fair value of derivative instruments	44,275	0.2%	-	0.0%
Income from continuing operations before income taxes	$1,405,113	7.0%	$1,648,484	9.6%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.   We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to $55,274 and $98,220 for the quarters ended December 31, 2009 and 2008, respectively.  The cost of goods sold for the club operations for the three months ended December 31, 2009 was 12.2% compared to 12.7% for the three months ended December 31, 2008.  The cost of goods sold from our internet operations for the three months ended December 31, 2009 was 2.2% compared to 1.7% for the three months ended December 31, 2008.  The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2009 was 11.7%, compared to 12.7% for the same period ended December 31, 2008.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The decrease in percentage to total revenues is principally due to our continued review of staff levels during these tough economic times.   Payroll for same-location-same-period of club operations increased to $3,370,151 for the three months ended December 31, 2009 from $3,320,555 for the same period ended December 31, 2008.  Management currently believes that its labor and management staff levels are appropriate.

The slight increase in taxes as a percentage of total revenues is due to the two new clubs in Texas with its patron tax.

The increase in the advertising and marketing is principally due to the aggressive marketing campaign in Las Vegas during the 2009 quarter and to a significant radio campaign in the Dallas/Fort Worth market.  The radio campaign has already had a significant positive effect on the market share in DFW and we have decreased the radio advertising in the second fiscal quarter.  We believe we are beginning to see a substantial improvement after our aggressive marketing in Las Vegas.  Principally due to the costs of the aggressive marketing, Rick’s Las Vegas lost approximately $500,000 for the quarter ended December 31, 2009.  The club made a profit of over $100,000 for the month of January 2010.

The increase in legal and professional expense is principally due to contesting a labor lawsuit in New York and also due to legal costs in connection with the Joy Club acquisition and other acquisitions we are working on.  Under new accounting principles effective for us as of October 1, 2009, these costs have to be expensed instead of being capitalized as in prior years.

The increase in interest expense was attributable to our obtaining $7,200,000 of new debt in August 2009 to finance the purchase of new clubs.

Income taxes, as a percentage of income before taxes was 36.5% and 35.0% for the quarters ended December 31, 2009 and 2008, respectively.  The slight increase in 2009 is due to a decrease in permanent difference deductions in 2009.

The slight decrease in net income was primarily due to the increase in expenses detailed above (principally advertising and marketing).   Operating income (exclusive of corporate overhead) for same-location-same-period of club operations decreased to $3,558,612 for the three months ended December 31, 2009 from $3,690,229 for same period ended December 31, 2008, or by 3.6%.

Losses, before income taxes, at clubs losing money during the quarter ended December 31, 2009 exceeded $1.3 million.  The significant losing clubs include Rick’s Cabarets in Las Vegas and Austin, Club Onyx in Philadelphia and Cabaret North in Fort Worth.  Following is an explanation of the steps management has taken or is in the process of taking to remedy these losses:

The Rick’s Cabaret in Austin lost $240,000 before income taxes during the quarter ended December 31, 2009.  This club was closed during the period while management considered a sale or reconcept.  We intend to reopen this location in March 2010 under a new concept.

The Club Onyx in Philadelphia lost $241,000 before income taxes during the quarter ended December 31, 2009.  The economic woes in Philadelphia have significantly contributed to the losses during the quarter.  We have taken steps to increase revenues in this club and revenues are up and losses down in January 2010.  However, we expect losses to continue for the near-term future until the economy improves in Philadelphia.

Rick’s Cabaret Las Vegas lost approximately $500,000 before income taxes for the quarter ended December 31, 2009.   See above regarding the improvement in Las Vegas subsequent to December 31, 2009.

Our Media Division lost approximately $65,000 before income taxes for the quarter ended December 31, 2009 compared to a loss of approximately $216,000 in the 2008 quarter.  The decreased loss is a result of cost control efforts during 2009.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the three months ended December 31, 2009 and 2008.

We sold one of our nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  We recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

We closed our Divas Latinas club in Houston during September 2009.  This club is also recognized in discontinued operations.

In previous filings, we have recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we have recently decided to renovate and reopen the club and relaunch it with a new concept in March 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding the discontinued operations:

	Three Months Ended
	December 31,
	2009	2008
Loss from discontinued operations	(55,276)	(97,523)
Loss on sale of discontinued operations	-	(221,563)
Income tax - discontinued operations	19,899	111,680
Total loss from discontinued operations, net of tax	$(35,377)	$(207,406)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	December 31,	September 30,
	2009	2009
Current assets	$58,501	$59,524
Property and equipment	136,480	146,859
Other assets	3,649	3,649
Current liabilities	(19,053)	(19,092)
Long-term liabilities	(32,707)	(32,707)
Net assets (liabilities)	$146,870	$158,233

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At December 31, 2009, we had working capital of $377,552 compared to $606,749 at December 31, 2008.

Net cash provided by operating activities in the three months ended December 31, 2009 was $3,233,873 compared to cash used of $542,993 for the three months ended December 31, 2008.  The increase in cash provided by operating activities was primarily due to the payment of income taxes and accounts payable during the quarter ended December 31, 2008 and the Company’s decision to withhold payment of patron taxes in 2009.

We used $5,071,028 of cash in investing activities during the three months ended December 31, 2009 compared to $658,935 during the three months ended December 31, 2008.  The increase was principally due to the acquisition of the new club in Austin, Texas in December 2009.  Cash of $1,541,698 was used by financing activities during the three months ended December 31, 2009 compared to $1,389,895 cash used during the three months ended December 31, 2008.  The increase in cash used by financing activities is primarily the result of the purchase of put options and payments on the derivative instruments in 2009, offset by a reduction in payments of long-term debt.

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13,935,020 and was recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $10,889,000 at December 31, 2009.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on December 31, 2009 of $8.56 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at December 31, 2009.)

For the Year Ended September 30:
2010	$1,926,440
2011	2,828,000
2012	1,950,848
2013	130,552

Total	$6,835,840

Each $1.00 per share movement of our stock price has an aggregate effect of $473,500 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the three months ended December 31, 2008, we purchased 48,200 shares of common stock in the open market at prices ranging from $3.54 to $5.95.  During the three months ended December 31, 2009, we made no purchases under this program, although we did purchase 33,000 shares by repurchasing certain put options.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin, Dallas and Fort Worth, Texas, Miami Gardens, Florida,  Philadelphia, Pennsylvania, and Las Vegas, Nevada, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations.

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

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2009. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in our internal control over financial reporting during our first quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2009, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas. Oral argument of the matter will be held on March 25, 2010.

We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009, as a result of the Third Court’s decision, we accrued the fee, but did not pay the State.  As of December 31, 2009, we have approximately $1.76 million in accrued liabilities for this tax.  We have paid more than $2 million to the State of Texas since the inception of the tax.  Our Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, our current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2009, we purchased no shares of common stock in the open market.  During the three months ended December 31, 2009, we purchased 33,000 shares of common stock from put option holders at prices ranging from $7.17 to $8.47 per share.    Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 31, 2009	11,500	$8.28	-
November 30, 2009	11,500	$7.38	-
December 31, 2009	11,500	$7.28	-

Total	33,000	$7.66	-	$4,171,425

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

RICK'S CABARET INTERNATIONAL, INC.

Date: February 16, 2010	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 16, 2010	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer