Form 10-Q/A
period 2009-12-31
RICKS CABARET INTERNATIONAL INC
filed 2010-03-04
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

RICK'S CABARET INTERNATIONAL, INC.

Rick’s Cabaret International, Inc. is filling this Amendment No.1 on Form 10-Q/A to its Form 10-Q for the quarter ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010 (the “Original 10-Q”) to correct a typographical error in the number of shares authorized from 15,000,000 to 20,000,000 on page 2.

This Amendment No.1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above.  All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: March 4, 2010	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: March 4, 2010	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer