Form 10-Q
period 2010-03-31
RICKS CABARET INTERNATIONAL INC
filed 2010-05-11
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

As of May 4, 2010, 10,212,867 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I           FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2010	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$12,218,919	$12,850,250
Accounts receivable
Trade, net	836,274	776,721
Other, net	394,797	136,761
Marketable securities	1,121,993	-
Inventories	1,304,838	1,231,353
Prepaid expenses and other current assets	1,387,346	846,430
Assets of discontinued operations	189,380	210,032
Total current assets	17,453,547	16,051,547

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	48,226,361	46,577,101
Furniture and equipment	15,807,386	12,289,630
	64,033,747	58,866,731

Accumulated depreciation	(12,080,645)	(10,566,656)

Total property and equipment, net	51,953,102	48,300,075

OTHER ASSETS:
Goodwill and indefinite lived intangibles	80,345,628	78,330,914
Definite lived intangibles, net	1,170,062	1,161,433
Other	1,414,289	1,232,330
Total other assets	82,929,979	80,724,677
Total assets	$152,336,628	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	MARCH 31, 2010	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$960,373	$787,982
Accrued liabilities	2,813,531	2,413,988
Patron tax liability	2,571,925	1,162,960
Current portion of derivative liabilities, at fair value	915,000	885,600
Current portion of long-term debt	7,080,749	5,855,727
Liabilities of discontinued operations	39,951	51,799
Total current liabilities	14,381,529	11,158,056

Deferred tax liability	20,011,360	18,581,344
Other long-term liabilities	680,617	641,800
Long-term debt, less current portion	32,022,296	31,956,856
Derivative liabilities at fair value, long-term portion	1,760,960	2,455,992
Total liabilities	68,856,762	64,794,048

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY – Common stock, subject to put rights (271,500 and 317,000 shares)	5,915,000	6,871,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000,000 shares authorized; 8,921,395 and 8,879,566 shares issued	89,214	88,796
Additional paid-in capital	54,846,125	54,530,319
Accumulated other comprehensive income	113,038	-
Retained earnings	19,200,100	15,472,747
Total Rick’s permanent stockholders’ equity	74,248,477	70,091,862
Noncontrolling interests	3,316,389	3,319,389
Total permanent stockholders’ equity	77,564,866	73,411,251

Total liabilities and stockholders’ equity	$152,336,628	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,

	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$9,028,930	$6,965,973	$17,078,395	$13,599,544
Sales of food and merchandise	1,782,326	1,565,931	3,372,338	2,985,996
Service revenues	10,225,314	8,795,369	19,517,562	16,935,258
Internet revenues	143,730	164,631	289,167	341,394
Media revenues	310,727	285,331	567,483	468,967
Other	948,358	627,863	1,619,456	1,207,632
Total revenues	22,439,385	18,405,098	42,444,401	35,538,791

Operating expenses:
Cost of goods sold	2,639,473	2,212,112	5,096,011	4,441,585
Salaries and wages	4,411,424	3,995,568	8,721,729	8,216,454
Stock compensation	44,037	20,044	88,074	40,088
Other general and administrative:
Taxes and permits	3,334,371	2,395,423	6,169,934	4,714,723
Charge card fees	369,685	447,948	715,873	786,488
Rent	1,027,577	920,823	2,051,111	1,869,185
Legal and professional	759,463	810,513	1,409,072	1,314,562
Advertising and marketing	1,506,831	1,696,161	4,445,004	2,868,533
Insurance	259,279	267,128	521,131	506,365
Utilities	410,878	374,393	816,747	803,311
Impairment of nightclub assets	-	823,090	-	823,090
Depreciation and amortization	892,440	858,611	1,724,418	1,702,964
Other	1,630,487	1,301,984	3,176,510	2,712,028
Total operating expenses	17,285,945	16,123,798	34,935,614	30,799,376
Operating income	5,153,440	2,281,300	7,508,787	4,739,415

Other income (expense):
Interest income	5,582	1,659	9,255	7,393
Interest expense	(1,079,498)	(808,831)	(2,108,080)	(1,642,302)
Other	(2,676)	169	(2,675)	(8,565)
Gain on change in fair value of derivative instruments	385,207	-	429,482	-
Income from continuing operations before income taxes	4,462,055	1,474,297	5,836,769	3,095,941
Income taxes	1,430,270	520,070	1,932,626	1,087,423
Income from continuing operations	3,031,785	954,227	3,904,143	2,008,518
Loss from discontinued operations, net of income taxes	(13,620)	(41,256)	(29,790)	(231,215)
Net income	3,018,165	912,971	3,874,353	1,777,303
Less: net income attributable to noncontrolling interests	(73,500)	(73,500)	(147,000)	(147,000)
Net income attributable to Rick’s Cabaret International, Inc.	$2,944,665	$839,471	$3,727,353	$1,630,303

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.32	$0.09	$0.40	$0.20
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income	$0.31	$0.09	$0.40	$0.17
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.31	$0.09	$0.40	$0.20
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income	$0.30	$0.09	$0.40	$0.17
Weighted average number of common shares outstanding:
Basic	9,361,328	9,313,819	9,365,751	9,339,926
Diluted	10,283,512	9,487,528	9,394,131	9,543,741

Comprehensive income for the three months ended March 31, 2010 and 2009 was $3,089,589 and $839,471, and for the six months was $3,840,391 and $1,630,303, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS
	ENDED MARCH 31,
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,727,353	$1,630,303
Loss from discontinued operations, net of income taxes	29,790	231,215
Income from continuing operations	3,757,143	1,861,518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,724,418	1,702,964
Impairment of nightclub assets	-	823,090
Deferred taxes	1,398,947	476,453
Amortization of note discount	89,863	-
Beneficial conversion	11,389	11,389
Noncontrolling interests	147,000	147,000
Deferred rents	34,917	51,912
Gain on change in fair value of derivative instruments	(429,482)	-
Stock compensation expense	88,074	40,088
Other	-	13,347
Changes in operating assets and liabilities:
Accounts receivable	(318,799)	(243,833)
Inventories	(73,485)	53,043
Prepaid expenses and other assets	(732,952)	(912,373)
Accounts payable and accrued liabilities	2,381,005	(1,072,435)
Cash provided by operating activities of continuing operations	8,078,038	2,952,163
Cash provided by (used in) operating activities of discontinued operations	(20,986)	72,873
Net cash provided by operating activities	8,057,052	3,025,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,008,955)	-
Additions to property and equipment	(2,231,074)	(881,544)
Acquisition of businesses, net of cash acquired	(2,660,158)	(48,351)
Payments from notes receivable	1,210	4,079
Cash used in investing activities of continuing operations	(5,898,977)	(925,816)
Cash provided by investing activities of discontinued operations	-	2,402
Net cash used in investing activities	(5,898,977)	(923,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(785,935)	-
Payments on long-term debt	(1,309,406)	(1,546,597)
Purchase of treasury stock	(544,065)	(585,589)
Distribution to noncontrolling interests	(150,000)	(150,000)
Cash used in financing activities of continuing operations	(2,789,406)	(2,282,186)

NET DECREASE IN CASH	(631,331)	(180,564)
CASH AT BEGINNING OF PERIOD	12,850,250	5,504,066
CASH AT END OF PERIOD	$12,218,919	$5,323,502
CASH PAID DURING PERIOD FOR:
Interest	$1,545,102	$1,491,456
Income taxes	$635,042	$1,655,000

See accompanying notes to consolidated financial statements.

Non-cash transactions:

In March 2009, the Company sold 100% of the common stock of Texas S&I which owned and operated the Encounters nightclub for $40,000, including a note for $35,000.

In February 2010, the Company issued 41,829 common shares to convertible debenture holders for accrued interest payable of $366,000.

During the six months ended March 31, 2010, the Company retired 58,000 common treasury shares.  The cost of these shares was $544,065.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

In previous filings, the Company has recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but the Company has recently decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

3.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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
MARCH 31, 2010

3.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (ASC 815). ASC 815 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of March 31, 2010, 378,000 shares of common stock were available for future grants under the Plan.

The compensation cost recognized for the six months ended March 31, 2010 and 2009 was $88,074 and $40,088, respectively.  There were no stock options exercised for the six months ended March 31, 2010 and 2009, respectively.  There were no stock options granted for the six month periods ended March 31, 2010 and 2009.

Stock Option Activity

Below is the summary of common stock options outstanding as of March 31, 2010:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	120,000	60,000	378,000

The following is a summary of all stock option transactions for the six months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	120,000	$7.53
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of March 31, 2010	120,000	$7.53	1.32	$632,000
Options exercisable as of March 31, 2010	60,000	$6.32	1.31	$389,000

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

5.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2010 and 2009:

	2010		2009
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$41,259,794	$37,071,120	$39,298,343	$37,159,351
Change in tax basis of assets	-	14,813	-	-
Intangibles acquired	1,999,901	-	-	48,351
Ending balance	$43,259,695	$37,085,933	$39,298,343	$37,207,702

6.	LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.  The Company also made additional payments of $946,597 on other long-term debt during the six months ended March 31, 2009.

7.	COMMON STOCK

During the six months ended March 31, 2010, the Company purchased 58,000 shares of Company common stock for at an aggregate cost of $544,065 in connection with the Company’s payments on its put option and derivative liabilities.  These shares were retired.

During the six months ended March 31, 2009, the Company purchased 162,041 shares of Company common stock for its treasury at an aggregate cost of $585,589. These shares were later retired.

8.  EARNINGS PER SHARE (“EPS”)

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

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

8.	EARNINGS PER SHARE (“EPS”) – continued

	FOR THE QUARTER ENDED		FOR THE SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,958,285	$880,727	$3,757,143	$1,861,518
Loss from discontinued operations, net of income taxes	(13,620)	(41,256)	(29,790)	(231,215)
Net income attributable to Rick's shareholders	$2,944,665	$839,471	$3,727,353	$1,630,303
Average number of common shares outstanding	9,361,328	9,313,819	9,365,751	9,339,926
Basic earnings per share - income from continuing operations	$0.32	$0.09	$0.40	$0.20
Basic earnings per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Basic earnings per share - net income attributable to Rick's shareholders	$0.31	$0.09	$0.40	$0.17
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,958,285	$880,727	$3,757,143	$1,861,518
Adjustment to net earnings from assumed conversion of debentures (1)	180,000	-	-	-
Adjusted income from continuing operations	3,138,285	880,727	3,757,143	1,861,518
Discontinued operations	(13,620)	(41,256)	(29,790)	(231,215)
Adjusted net income attributable to Rick's shareholders	$3,124,665	$839,471	$3,727,353	$1,630,303
Average number of common shares outstanding:
Common shares outstanding	9,361,328	9,313,819	9,365,751	9,339,926
Potential dilutive shares resulting from exercise of warrants and options (2)	86,756	173,709	28,380	203,815
Potential dilutive shares resulting from conversion of debentures (3)	835,428	-	-	-
Total average number of common shares outstanding used for dilution	10,283,512	9,487,528	9,394,131	9,543,741
Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.31	$0.09	$0.40	$0.20
Diluted earnings per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.30	$0.09	$0.40	$0.17

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.

(2)  All outstanding warrants and options were considered for the EPS computation. EPS may not foot due to rounding.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2010 and 2009 totaling $7,680,522 and $886,276, respectively, were convertible into common stock at a price from $8.75 to $12.00 per share in 2010 and $12.00 to $25.32 per share  in 2009, respectively, and resulted in additional common shares (based on average balances outstanding) in 2010.  Potential dilutive shares of 30,877 for the three months ended March 31, 2010 have been excluded from earnings per share due to  being anti-dilutive.

* EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

9.	ACQUISITIONS AND DISPOSITIONS

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
MARCH 31, 2010

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

10.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes, for the three and six months ended March 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Computed expected tax expense	$1,517,099	$501,261	$1,984,501	$1,052,620
State income taxes	38,321	29,791	76,641	67,182
Stock option disqualifying dispositions and other permanent differences	(125,150)	(10,982)	(128,516)	(32,379)
Total income tax expense	$1,430,270	$520,070	$1,932,626	$1,087,423

Included in the Company’s deferred tax liabilities at March 31, 2010 is approximately $14,800,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

11.	DISCONTINUED OPERATIONS

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the periods ended March 31, 2010 and 2009:

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

In previous filings, the Company had recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but the Company has recently decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Loss from discontinued operations	$(20,954)	$(63,471)	$(45,831)	$(129,541)
Loss on sale of discontinued operations	-	-	-	(226,175)
Income tax - discontinued operations	7,334	22,215	16,041	124,501
Total loss from discontinued operations, net of tax	$(13,620)	$(41,256)	$(29,790)	$(231,215)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	March 31,	September 30,
	2010	2009
Current assets	$59,631	$59,524
Property and equipment	126,100	146,859
Other assets	3,649	3,649
Current liabilities	(7,244)	(19,092)
Long-term liabilities	(32,707)	(32,707)
Net assets (liabilities)	$149,429	$158,233

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

12. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Business segment sales:
Night clubs	$21,984,928	$17,955,136	$41,587,751	$34,728,430
Media	310,727	285,331	567,483	468,967
Internet websites	143,730	164,631	289,167	341,394
	$22,439,385	$18,405,098	$42,444,401	$35,538,791

Business segment operating income:
Night clubs	$6,080,681	$2,996,158	$9,141,308	$6,255,711
Media	(90,863)	(56,323)	(155,747)	(272,599)
Internet websites	21,389	42,709	42,674	93,191
General corporate	(857,767)	(701,244)	(1,519,448)	(1,336,888)
	$5,153,440	$2,281,300	$7,508,787	$4,739,415

Business segment capital expenditures:
Night clubs	$631,743	$226,990	$4,911,593	$802,425
Other	5,491	3,600	133,163	3,600
General corporate	212,105	46,324	141,318	72,515
	$849,339	$276,914	$5,186,074	$878,540

Business segment depreciation and amortization:
Night clubs	$837,104	$813,052	$1,616,428	$1,612,017
Media	5,000	5,000	10,000	10,000
Internet websites	2,300	3,427	6,068	7,006
General corporate	48,036	37,132	91,922	73,941
	$892,440	$858,611	$1,724,418	$1,702,964

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

13.	COMMITMENTS AND CONTINGENCIES

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of March 31, 2010, the Company has approximately $2.6 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

14.	SUBSEQUENT EVENTS

On August 6, 2009, the Company completed the sale of an aggregate of $7,200,000 in 10% Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Company sent a Notice of Redemption to all of the Holders, thereby exercising its right to redeem all of the Debentures, including the entire outstanding principal amount of all the Debentures and any accrued but unpaid interest thereon.  Upon receipt of such Notice of Redemption, all of the Holders exercised their right to convert the principal amount plus all accrued but unpaid interest thereon of the Debentures at the conversion price of $8.75 per share in lieu of receiving a cash payment (pursuant to the terms of the Debentures), effective as of May 3, 2010.  Accordingly, on May 4, 2010, the Company issued an aggregate of 842,972 shares of its common stock to these Holders, in conversion of an aggregate of $7,200,000 of outstanding principal and an aggregate of $176,000 of outstanding interest on such Debentures.  As a result of this conversion, the Company made no cash payments to the Holders in connection with the Notice of Redemption.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of nineteen adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; five clubs operate under the name "XTC Cabaret"; one club that operates as “Tootsie’s”, and one club that operates as “Cabaret North”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  In addition to the above clubs, we intend to reopen, under a new concept, the former Rick’s Cabaret in Austin, Texas, which has been closed for several months.  No sexual contact is permitted at any of our locations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our consolidated financial condition and results of operations.

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

Marketable Securities

Marketable securities at March 31, 2010 consist of common stock. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of March 31, 2010, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the periods ended March 31, 2010 or 2009.  Marketable securities held at March 31, 2010 have a cost basis of approximately $1,009,000.

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

Sales and Liquor Taxes

We recognize sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $2,777,000 and $2,190,000 for the six months ended March 31, 2010 and 2009, respectively.

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

Earnings Per Common Share (“EPS”)

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

Stock Options

We utilize the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation to account for stock options issued.

The stock option compensation costs recognized for the quarters ended March 31, 2010 and 2009 were $44,037 and $20,044, respectively and were $88,074 and $40,088, respectively, for the six months then ended.  There were no stock options grants nor exercises for the quarters ended March 31, 2010 and 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

For the three months ended March 31, 2010, we had consolidated total revenues of $22,439,385 compared to consolidated total revenues of $18,405,098 for the three months ended March 31, 2009, an increase of $4,034,287 or 21.9%.  The increase in total revenues was primarily attributable to a 14.3% increase in same store sales for the quarter plus new club acquisitions in Fort Worth and Austin, Texas.  Total revenues for same-location-same-period of club continuing operations increased 14.9% to $20,289,000 for the three months ended March 31, 2010 from $17,664,000 for the same period ended March 31, 2009.  Same store sales were significantly affected by the Super Bowl in Miami and the NBA All Star Game in Dallas in February 2010.

Income taxes, as a percentage of income before taxes were 32.1% and 35.3% for the quarters ended March 31, 2010 and 2009, respectively.  The decrease in 2010 is due to the lack of significant permanent difference deductions in 2009 compared to 2010, principally related to the gain on the change in fair value of derivative instruments.

The increase in net income was primarily due to the increase in revenues explained above and a decrease in marketing costs in Las Vegas and in Dallas/Fort Worth.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations increased to $5,945,020 for the three months ended March 31, 2010 from $3,503,869 for same period ended March 31, 2009, or by 69.7%.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2010 and 2009 with percentages compared to total revenue:

	2010	%	2009	%

Sales of alcoholic beverages	$9,028,930	40.2%	$6,965,973	37.8%
Sales of food and merchandise	1,782,326	7.9%	1,565,931	8.5%
Service Revenues	10,225,314	45.6%	8,795,369	47.8%
Internet Revenues	143,730	0.6%	164,631	0.9%
Media	310,727	1.4%	285,331	1.6%
Other	948,358	4.2%	627,863	3.4%
Total Revenues	22,439,385	100.0%	18,405,098	100.0%

Cost of Goods Sold	2,639,473	11.8%	2,212,112	12.0%
Salaries & Wages	4,411,424	19.7%	3,995,568	21.7%
Stock Base Compensation	44,037	0.2%	20,044	0.1%
Taxes and permits	3,334,371	14.9%	2,395,423	13.0%
Credit card fees	369,685	1.6%	447,948	2.4%
Rent	1,027,577	4.6%	920,823	5.0%
Legal & professional	759,463	3.4%	810,513	4.4%
Advertising and marketing	1,506,831	6.7%	1,696,161	9.2%
Depreciation and amortization	892,440	4.0%	858,611	4.7%
Insurance	259,279	1.2%	267,128	1.5%
Utilities	410,878	1.8%	374,393	2.0%
Impairment of nightclub assets	-	0.0%	823,090	4.5%
Other	1,630,487	7.3%	1,301,984	7.1%

Total operating expenses	17,285,945	77.0%	16,123,798	87.6%
Income from continuing operations	5,153,440	23.0%	2,281,300	12.4%

Interest and other income	2,906	0.0%	1,828	0.0%
Interest expense	(1,079,498)	-4.8%	(808,831)	-4.4%
Gain on change in fair value of derivative instruments	385,207	1.7%	-	0.0%
Income from continuing operations before income taxes	$4,462,055	19.9%	$1,474,297	8.0%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the three months ended March 31, 2010 was 11.5% compared to 11.9% for the three months ended March 31, 2009.  The cost of goods sold from our internet operations for the three months ended March 31, 2010 was 2.8% compared to 1.6% for the three months ended March 31, 2009.  The cost of goods sold from our media operations for the three months ended March 31, 2010 was 33.7%, compared to 28.6% for the previous year quarter.  The cost of goods sold for same-location-same-period of club continuing operations for the three months ended March 31, 2010 was 10.8%, compared to 11.9% for the same period ended March 31, 2009.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The decrease in percentage to total revenues is principally due to the large increase in sales which was accomplished with similar staffing.   Payroll for same-location-same-period of club continuing operations increased to $3,302,402 for the three months ended March 31, 2010 from $3,151,839 for the same period ended March 31, 2009.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in percentage to total revenues in 2010 is principally due to the two new clubs in Texas which are subject to the patron tax.

The decrease in the percentage of advertising and marketing to total revenue in 2010 is principally due to the improvement in the marketing costs in Las Vegas and a decrease in the marketing campaign in Dallas/Fort Worth after a significant campaign in the first quarter.

Rent expense increased principally due to the new club in Fort Worth.

The decrease in legal and professional expense is principally due to the first quarter settlement of the labor lawsuit in Minnesota.

Impairment of nightclub assets in the quarter ended March 31, 2009 relates to the impairment of our club in Austin, Texas, which has been reconcepted and reopened in April 2010.

We incurred certain one-time costs related to negotiating the unsuccessful acquisition of VCG Holdings.  These costs amounted to $246,300 for the quarter ended March 31, 2010.  Without these costs, our fully diluted earnings per share would have increased by $0.02.

The increase in interest expense was attributable to our obtaining new debt during August 2009 to finance the purchase of new clubs and related real estate.  As of March 31, 2010, the balance of long-term debt was $39,103,045 compared to $32,022,198 a year earlier.

Gain on change in fair value of derivative instruments represents the calculated gain on the derivative principally caused by the increase in our common stock price during the 2010 quarter.

Losses, before income taxes, at clubs losing money during the quarter ended March 31, 2010 was approximately $391,000, compared to $1.3 million for the quarter ended December 31, 2009 and $900,000 for the March 31, 2009 quarter.  The significant losing club in the prior quarters was Rick’s Cabaret in Las Vegas, which lost $500,000 for the quarter ended December 31, 2009 and $633,000 for the quarter ended March 31, 2009.  The Company took the following steps to remedy losses in certain clubs:

Rick’s Cabaret Las Vegas made a profit of approximately $150,000 before income taxes for the quarter ended March 31, 2010.   We have made expense reductions and modifications to our marketing campaign in this location and continue to see improvement in operations.

The Rick’s Cabaret in Philadelphia was losing money since inception.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club began to be profitable until the economic recession in Philadelphia began to reduce revenues.  We have changed management recently in this club and have begun to show better revenues. We have also negotiated a $14,000 per month decrease in rent, beginning May 1.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the period ended March 31, 2010:

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

In previous filings, we had recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we have recently decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Loss from discontinued operations	$(20,954)	$(63,471)	$(45,831)	$(129,541)
Loss on sale of discontinued operations	-	-	-	(226,175)
Income tax - discontinued operations	7,334	22,215	16,041	124,501
Total loss from discontinued operations, net of tax	$(13,620)	$(41,256)	$(29,790)	$(231,215)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	March 31,	September 30,
	2010	2009
Current assets	$59,631	$59,524
Property and equipment	126,100	146,859
Other assets	3,649	3,649
Current liabilities	(7,244)	(19,092)
Long-term liabilities	(32,707)	(32,707)
Net assets (liabilities)	$149,429	$158,233

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2009

For the six months ended March 31, 2010, we had consolidated total revenues of $42,444,401 compared to consolidated total revenues of $35,538,791 for the six months ended March 31, 2009, an increase of $6,905,610 or 19.4%.  The increase in total revenues was primarily attributable to an increase in same store sales plus new club acquisitions in Fort Worth and Austin, Texas.  Total revenues for same-location-same-period of club continuing operations increased to approximately $39,048,000 for the six months ended March 31, 2010 from approximately $34,049,000 for same period ended March 31, 2009, a 14.7% increase.

Income taxes, as a percentage of income before taxes were 33.1% and 35.1% for the six months ended March 31, 2010 and 2009, respectively. The decrease in 2010 is due to the lack of significant permanent difference deductions in 2009 compared to 2010, principally related to the gain on the change in fair value of derivative instruments.

The increase in net income was primarily due to the increase in revenues explained above and a decrease in marketing costs in Las Vegas and in Dallas/Fort Worth.   Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations increased to $9,055,920 for the six months ended March 31, 2010 from $6,441,262 for same period ended March 31, 2009, or by 40.6%.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2010 and 2009 with percentages compared to total revenue:

	2010	%	2009	%
Sales of alcoholic beverages	$17,078,395	40.2%	$13,599,544	38.3%
Sales of food and merchandise	3,372,338	7.9%	2,985,996	8.4%
Service Revenues	19,517,562	46.0%	16,935,258	47.7%
Internet Revenues	289,167	0.7%	341,394	1.0%
Media	567,483	1.3%	468,967	1.3%
Other	1,619,456	3.8%	1,207,632	3.4%
Total Revenues	42,444,401	100.0%	35,538,791	100.0%

Cost of Goods Sold	5,096,011	12.0%	4,441,585	12.5%
Salaries & Wages	8,721,729	20.5%	8,216,454	23.1%
Stock Base Compensation	88,074	0.2%	40,088	0.1%
Taxes and permits	6,169,934	14.5%	4,714,723	13.3%
Credit card fees	715,873	1.7%	786,488	2.2%
Rent	2,051,111	4.8%	1,869,185	5.3%
Legal & professional	1,409,072	3.3%	1,314,562	3.7%
Advertising and marketing	4,445,004	10.5%	2,868,533	8.1%
Depreciation and amortization	1,724,418	4.1%	1,702,964	4.8%
Insurance	521,131	1.2%	506,365	1.4%
Utilities	816,747	1.9%	803,311	2.3%
Impairment of nightclub assets	-	0.0%	823,090	2.3%
Other	3,176,510	7.5%	2,712,028	7.6%

Total operating expenses	34,935,614	82.3%	30,799,376	86.7%
Income from continuing operations	7,508,787	17.7%	4,739,415	13.3%

Interest income and other	6,580	0.0%	(1,172)	0.0%
Interest expense	(2,108,080)	-5.0%	(1,642,302)	-4.6%
Gain on change in fair value of derivative instruments	429,482	1.0%	-	0.0%
Income from continuing operations before income taxes	$5,836,769	13.8%	$3,095,941	8.7%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club continuing operations for the six months ended March 31, 2010 was 11.9% compared to 12.3% for the six months ended March 31, 2009.  The cost of goods sold from our internet operations for the six months ended March 31, 2010 was 2.5% compared to 1.7% for the six months ended March 31, 2009.  The cost of goods sold from our media operations for the six months ended March 31, 2010 was 28.2% compare to 38.4% for the 2009 period.  The cost of goods sold for same-location-same-period of continuing club operations for the six months ended March 31, 2010 was 11.3%, compared to 12.2% for the same period ended March 31, 2009.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.  The decrease in percentage to total revenues is principally due to the large increase in sales which was accomplished with similar staffing.   Payroll for same-location-same-period of club operations increased to $6,651,139 for the six months ended March 31, 2010 from $6,472,394 for the same period ended March 31, 2009.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in percentage to total revenues in 2010 is principally due to the two new clubs in Texas which are subject to the patron tax.

The increase in advertising and marketing is principally due to Las Vegas and its marketing campaign, along with significant marketing costs in Dallas/Fort Worth for several clubs, including the new club, Cabaret North.

Rent expense increased principally due to the new club in Fort Worth.

Maintenance capital expenditures amounted to $418,000 for the six months ended March 31, 2010.  We anticipate that depreciation will exceed maintenance capital expenditures for the year ending September 30, 2010 by approximately $2 million.

We incurred certain one-time costs related to negotiating the unsuccessful acquisition of VCG Holdings.  These costs amounted to $304,178 for the six months ended March 31, 2010.  Without these costs, our fully diluted earnings per share would have increased by $0.02.

The increase in interest expense was attributable to our obtaining new debt during August 2009 to finance the purchase of new clubs and related real estate.  As of March 31, 2010, the balance of long-term debt was $39,103,045 compared to $32,022,198 a year earlier.

Gain on change in fair value of derivative instruments represents the calculated gain on the derivative principally caused by the increase in our common stock price during the 2010 quarter.

Losses, before income taxes, at clubs losing money during the six months ended March 31, 2010 was approximately $1.7 million, compared to $2.6 million for the six months ended March 31, 2009.  The significant losing clubs in the prior year six month period were Las Vegas, XTC Dallas and Rick’s Minnesota.  The Company took the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Dallas (converted to XTC Cabaret in January 2009) lost $366,000 before income taxes during the six months ended March 31, 2009 and made a profit of $467,000 for the six months ended March 31, 2010.

The Rick’s Cabaret in Austin lost $427,000 before income taxes during the six months ended March 31, 2009.  This location has been closed, remodeled and reconcepted into a Club Onyx.  It reopened in April 2010.

The Rick’s Cabaret in Philadelphia was losing money since inception.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club began to be profitable until the economic recession in Philadelphia began to reduce revenues.  We have changed management recently in this club and have begun to show better revenues. We have also negotiated a $14,000 per month decrease in rent, beginning May 1.

Club Onyx Dallas did not have a liquor license during the quarter ended December 2008 until December 5, 2008 and lost $121,000 before income taxes for the six months ended March 31, 2009.  This location made a profit of $907,000 for the six months ended March 31, 2010.

Rick’s Cabaret Las Vegas lost approximately $1,300,000 before income taxes for the six months ended March 31, 2009.   The club lost approximately $343,000 for the six months ended March 31, 2010.  We have made expense reductions and modifications to our marketing campaign in this location and continue to see improvement in operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At March 31, 2010, we had working capital of approximately $3,072,000 compared to approximately $4,893,000 at September 30, 2009.  The decrease is principally due to the acquisition of the nightclub in Austin in December 2009, payments on long-term debt and purchase of put options and related derivatives during the period.

Net cash provided by operating activities in the six months ended March 31, 2010 was $8,057,052 compared to $3,025,036 for the six months ended March 31, 2009.  The increase in cash provided by operating activities was primarily due to the increase in net income for the six months ended March 31, 2010, the nonpayment of patron taxes during the six months ended March 31, 2010 and the payment of income taxes and accounts payable during the six months ended March 31, 2009.

We used $5,898,977 of cash in investing activities during the six months ended March 31, 2010 compared to $923,414 during the six months ended March 31, 2009.  The increase was principally due to the acquisition of a new club in December 2009.  Cash of $2,789,406 was used by financing activities during the six months ended March 31, 2010 compared to $2,282,186 cash used during the six months ended March 31, 2009.

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $13,935,020 and is recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $10,341,000 at March 31, 2010.  We consider this type of financing transaction to be similar to interest-free debt. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity and Stockholders’ Equity and will have no income statement effect. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on May 4, 2010 of $12.05 per share, of which there can be no assurance:

For the Year Ending September 30:
2010	$1,196,325
2011	2,130,000
2012	1,511,234
2013	99,016

Total	$4,936,575

Each $1.00 per share movement of our stock price has an aggregate effect of $448,500 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the six months ended March 31, 2010, no shares were purchased under this program.  During the six months ended March 31, 2009, we purchased 162,041 shares of common stock in the open market at prices ranging from $2.64 to $5.95 per share.

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

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2010. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting during our first quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of March 31, 2010, the Company has approximately $2.6 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we purchased no shares of common stock in the open market.  During the three months ended March 31, 2010, we purchased 25,000 shares of common stock from put option holders at prices ranging from $9.15 to $15.45 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 31, 2010	12,500	$11.00	-
February 28, 2010	12,500	$12.29	-
March 31, 2010	-	-	-
Total for the three months ended March 31, 2010	25,000	$11.65	-	$4,171,425

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 11, 2010	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 11, 2010	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer