Form 10-Q
period 2010-06-30
RICKS CABARET INTERNATIONAL INC
filed 2010-08-16
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13992

RICK’S CABARET INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of August 2, 2010, 10,200,270 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

PART I      FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2010	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$18,418,886	$12,850,250
Accounts receivable
Trade, net	899,427	776,721
Other, net	303,336	136,761
Marketable securities	766,695	-
Inventories	1,341,134	1,231,353
Prepaid expenses and other current assets	2,623,878	846,430
Assets of discontinued operations	174,562	210,032
Total current assets	24,527,918	16,051,547

PROPERTY AND EQUIPMENT:
Buildings, land and leasehold improvements	53,465,661	46,577,101
Furniture and equipment	17,368,227	12,289,630
	70,833,888	58,866,731

Accumulated depreciation	(12,965,667)	(10,566,656)

Total property and equipment, net	57,868,221	48,300,075

OTHER ASSETS:
Goodwill and indefinite lived intangibles	80,983,686	78,330,914
Definite lived intangibles, net	1,263,544	1,161,433
Other	1,358,205	1,232,330
Total other assets	83,605,435	80,724,677
Total assets	$166,001,574	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	JUNE 30, 2010	SEPTEMBER 30, 2009
	(UNAUDITED)
CURRENT LIABILITIES:
Accounts payable – trade	$744,703	$787,982
Accrued liabilities	2,978,992	2,413,988
Patron tax liability	3,241,635	1,162,960
Current portion of derivative liabilities, at fair value	1,231,937	885,600
Current portion of long-term debt	6,066,232	5,855,727
Liabilities of discontinued operations	43,116	51,799
Total current liabilities	14,306,615	11,158,056

Deferred tax liability	21,551,799	18,581,344
Other long-term liabilities	700,025	641,800
Long-term debt, less current portion	37,151,397	31,956,856
Derivative liabilities at fair value, long-term portion	1,553,348	2,455,992
Total liabilities	75,263,184	64,794,048

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY – Common stock, subject to put rights (228,000 and 317,000 shares)	5,011,000	6,871,000

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000,000 shares authorized; 9,808,821 and 8,879,566 shares issued	98,088	88,796
Additional paid-in capital	62,499,582	54,530,319
Accumulated other comprehensive loss	(242,260)	-
Retained earnings	20,056,811	15,472,747
Total Rick’s permanent stockholders’ equity	82,412,221	70,091,862
Noncontrolling interests	3,315,169	3,319,389
Total permanent stockholders’ equity	85,727,390	73,411,251

Total liabilities and stockholders’ equity	$166,001,574	$145,076,299

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,

	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$8,067,620	$8,083,038	$25,146,015	$21,682,582
Sales of food and merchandise	1,701,003	1,655,346	5,073,341	4,641,341
Service revenues	9,003,094	10,175,446	28,520,656	27,110,704
Internet revenues	143,642	151,989	432,809	493,384
Media revenues	203,235	238,064	770,718	707,030
Other	808,218	722,549	2,427,684	1,930,181
Total revenues	19,926,812	21,026,432	62,371,223	56,565,222

Operating expenses:
Cost of goods sold	2,457,149	2,290,450	7,553,160	6,732,036
Salaries and wages	4,488,552	4,093,317	13,210,281	12,309,771
Stock compensation	44,037	20,044	132,111	60,132
Other general and administrative:
Taxes and permits	2,981,475	2,443,994	9,151,410	7,158,717
Charge card fees	368,251	421,714	1,084,124	1,208,115
Rent	971,822	922,879	3,022,933	2,792,064
Legal and professional	866,504	565,802	2,275,577	1,880,364
Advertising and marketing	1,264,924	3,378,418	5,710,028	6,246,951
Insurance	276,472	331,718	797,603	838,082
Utilities	396,778	379,031	1,213,525	1,182,342
Impairment of nightclub assets	-	-	-	823,090
Depreciation and amortization	991,541	853,140	2,715,959	2,556,104
Other	1,540,506	1,479,728	4,716,914	4,192,051
Total operating expenses	16,648,011	17,180,235	51,583,625	47,979,819
Operating income	3,278,801	3,846,197	10,787,598	8,585,403

Other income (expense):
Interest income	5,122	1,113	14,375	8,507
Interest expense	(996,207)	(811,686)	(3,042,749)	(2,453,989)
Interest expense - loan origination costs	(286,719)	-	(348,257)	-
Other	-	-	(2,675)	(8,565)
Gain (loss) on change in fair value of derivative instruments	(407,049)	(121,904)	22,433	(121,904)
Income from continuing operations before income taxes	1,593,948	2,913,720	7,430,725	6,009,452
Income taxes	661,641	1,024,758	2,594,267	2,112,107
Income from continuing operations	932,307	1,888,962	4,836,458	3,897,345
Loss from discontinued operations, net of income taxes	(15,826)	(30,969)	(45,614)	(262,049)
Net income	916,481	1,857,993	4,790,844	3,635,296
Less: net income attributable to noncontrolling interests	(59,780)	(73,500)	(206,780)	(220,500)
Net income attributable to Rick’s Cabaret International, Inc.	$856,701	$1,784,493	$4,584,064	$3,414,796
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.09	$0.20	$0.49	$0.40
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Net income	$0.09	$0.19	$0.48	$0.37
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.09	$0.19	$0.48	$0.39
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Net income	$0.09	$0.19	$0.48	$0.36

Weighted average number of common shares outstanding:
Basic	9,905,134	9,185,758	9,545,546	9,288,536
Diluted	9,957,838	9,409,562	9,875,520	9,499,015

Comprehensive income for the three months ended June 30, 2010 and 2009 was $501,403 and $1,784,493, and for the nine months was $4,341,804 and $3,401,449, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED JUNE 30,
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,584,064	$3,414,796
Loss from discontinued operations, net of income taxes	45,614	262,049
Income from continuing operations	4,629,678	3,676,845
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,715,959	2,556,104
Write-off of prepaid loan origination costs	274,425	-
Impairment of nightclub assets	-	823,090
Deferred taxes	1,972,395	585,589
Amortization of note discount	136,807	-
Beneficial conversion	17,084	17,083
Noncontrolling interests	206,780	220,500
Deferred rents	58,225	77,876
Gain on change in fair value of derivative instruments	(22,433)	121,904
Stock compensation expense	132,111	60,132
Other	-	13,347
Changes in operating assets and liabilities:
Accounts receivable	(291,495)	(103,584)
Inventories	(109,781)	278,933
Prepaid expenses and other assets	(325,534)	(1,104,180)
Accounts payable and accrued liabilities	2,807,807	(1,153,467)
Cash provided by operating activities of continuing operations	12,202,028	6,070,172
Cash provided by (used in) operating activities of discontinued operations	(18,827)	49,770
Net cash provided by operating activities	12,183,201	6,119,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,008,955)	-
Additions to property and equipment	(7,163,021)	(1,318,794)
Acquisition of businesses, net of cash acquired	(3,141,410)	(48,351)
Payments from notes receivable	2,214	6,018
Cash used in investing activities of continuing operations	(11,311,172)	(1,361,127)
Cash provided by investing activities of discontinued operations	-	1,158
Net cash used in investing activities	(11,311,172)	(1,359,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	9,258,192	-
Payments related to put options	(1,568,650)	(762,285)
Exercise of stock options	14,000	-
Payments on long-term debt	(1,905,220)	(2,156,374)
Purchase of treasury stock	(890,715)	(1,218,033)
Distribution to noncontrolling interests	(211,000)	(225,000)
Cash provided by (used in) financing activities of continuing operations	4,696,607	(4,361,692)

NET INCREASE IN CASH	5,568,636	398,281
CASH AT BEGINNING OF PERIOD	12,850,250	5,504,066
CASH AT END OF PERIOD	$18,418,886	$5,902,347

CASH PAID DURING PERIOD FOR:
Interest	$2,935,996	$2,232,195
Income taxes	$990,760	$2,709,984

See accompanying notes to consolidated financial statements.

Non-cash transactions:

In June 2010, the Company issued detachable warrants in conjunction with debt to acquire 179,512 common shares of the Company.  The warrants were valued at $434,571 and this amount is classified as a discount on the related debt with the offset to additional paid-in capital and amortized over the life of the debt.

During the nine months ended June 30, 2010, the Company retired certain debt and accrued interest aggregating $7,463,074 in exchange for 895,255 shares of the Company’s common stock.

During the nine months ended June 30, 2010, the Company retired 92,500 shares of treasury stock at a cost aggregating $890,715.

In June 2009, the Company retired its treasury stock amounting to $2,511,813 by a charge to additional paid-in capital.

In April 2009, the Company acquired 15,218 of its shares subject to put options with notes payable totaling $350,000.

In April 2009, the Company transferred $5,175,000 from temporary equity and recorded the fair value of the resulting derivative financial instrument of $3,751,192.  The difference was recognized as additional paid-in capital.

In March 2009, the Company sold 100% of the common stock of Texas S&I which owned and operated the Encounters nightclub for $40,000, including a note for $35,000.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

3.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), which is included in FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In December 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements. ASC 820 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

3.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, ASC 820 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, ASC 820 is effective for fiscal years beginning after November 15, 2008, which required the Company to adopt these provisions in fiscal 2010.

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
JUNE 30, 2010

4.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In August 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”).  The options granted under the Plan may be either incentive stock options or non-qualified options.  The Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors.  The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan.  The options are subject to termination of employment and generally expire five years from the date of grant.  Employee options generally vest in installments over two years.  As of June 30, 2010, 378,000 shares of common stock were available for future grants under the Plan.

The compensation cost recognized for the nine months ended June 30, 2010 and 2009 was $132,111 and $60,132, respectively. There were 5,000 and no stock options exercised for the nine months ended June 30, 2010 and 2009, respectively. There were no stock options granted for the nine month periods ended June 30, 2010 and 2009.

Stock Option Activity

Below is the summary of common stock options outstanding as of June 30, 2010:

Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500,000	115,000	55,000	378,000

The following is a summary of all stock option transactions for the nine months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	120,000	$7.53
Granted	-	-
Cancelled or expired	-	-
Exercised	(5,000)	(2.80)

Outstanding as of June 30, 2010	115,000	$7.74	1.11	$99,150
Options exercisable as of June 30, 2010	55,000	$6.64	1.14	$99,150

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2010 and 2009:

	2010		2009
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$41,259,794	$37,071,120	$39,298,343	$37,159,351

Other	-	39,813	-	-

Intangibles acquired	1,999,901	613,058	-	48,351

Ending balance	$43,259,695	$37,723,991	$39,298,343	$37,207,702

6.  LONG-TERM DEBT

During November 2008, $600,000 of related party debt matured and was paid in cash by the Company.  The Company also made additional payments of $1,556,374 on other long-term debt during the nine months ended June 30, 2009.

On August 6, 2009, the Company completed the sale of an aggregate of $7,200,000 in 10% Convertible Debentures (the “2009 Debentures”) to certain accredited investors (the “Holders”).  On April 16, 2010, the Company sent a Notice of Redemption to all of the Holders, thereby exercising its right to redeem all of the 2009 Debentures, including the entire outstanding principal amount of all the 2009 Debentures and any accrued but unpaid interest thereon.  Upon receipt of such Notice of Redemption, all of the Holders exercised their right to convert the principal amount plus all accrued but unpaid interest thereon of the 2009 Debentures at the conversion price of $8.75 per share in lieu of receiving a cash payment (pursuant to the terms of the 2009 Debentures), effective as of May 3, 2010.  Accordingly, on May 4, 2010, the Company issued an aggregate of 842,972 shares of its common stock to these Holders, in conversion of an aggregate of $7,200,000 of outstanding principal and an aggregate of $176,000 of outstanding interest on such 2009 Debentures.  As a result of this conversion, the Company made no cash payments to the Holders in connection with the Notice of Redemption.  Concurrent with the retirement of the debt, the Company was required to write off, as interest expense, the unamortized portion of its related loan origination costs, amounting to $274,425.

On June 25, 2010, the Company completed the sale of an aggregate of approximately $9.2 million in 10% Convertible Debentures (the “2010 Debentures”) to certain accredited investors (the “Holders”).  The 2010 Debentures bear interest at the rate of 10% per annum and mature on June 25, 2013.  The 2010 Debentures are payable with one initial payment of interest only due December 26, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the principal amount of the 2010 Debentures and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share.  The 2010 Debentures are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.

In connection with the sale of the 2010 Debentures in June 2010, the Company also issued an aggregate of 179,512 warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s 2010 Debenture is convertible.  The Warrants have an exercise price of $10.25 and expire on

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

6.  LONG-TERM DEBT - continued

June 25, 2013.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $14.35.

The fair value of the warrants were estimated to be $434,571 in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	68%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.18%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized over the life of the debt.

The proceeds from the sale of the 2010 Debentures and Warrants in June 2010 are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

An adviser to the Company received compensation in the amount of $460,000, which was capitalized as loan origination cost and will be amortized over the life of the debt, in connection with advising the Company regarding the June 2010 sale of the 2010 Debentures and Warrants.  The 2010 Debentures and Warrants were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, including Regulation D.  All of the offers and sales of the 2010 Debentures and Warrants were made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering.  The Holders purchased the securities for their own account and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the sales of the securities.

7.  COMMON STOCK

See Note 6 above regarding the Company’s redemption of the 2009 Debentures in May 2010.

During the nine months ended June 30, 2010, the Company purchased 92,500 shares of Company common stock for at an aggregate cost of $890,715 in connection with the Company’s payments related to its put options.  These shares were retired.

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
JUNE 30, 2010

8.  EARNINGS PER SHARE (“EPS”) - continued

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

	FOR THE QUARTER ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$872,527	$1,815,462	$4,629,678	$3,676,845
Loss from discontinued operations, net of income taxes	(15,826)	(30,969)	(45,614)	(262,049)
Net income attributable to Rick's shareholders	$856,701	$1,784,493	$4,584,064	$3,414,796
Average number of common shares outstanding	9,905,134	9,185,758	9,545,546	9,288,536
Basic earnings per share - income from continuing operations	$0.09	$0.20	$0.49	$0.40
Basic earnings per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Basic earnings per share - net income attributable to Rick's shareholders	$0.09	$0.19	$0.48	$0.37
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$872,527	$1,815,462	$4,629,678	$3,676,845
Adjustment to net earnings from assumed conversion of debentures (1)	-	-	117,000	-
Adjusted income from continuing operations	872,527	1,815,462	4,746,678	3,676,845
Discontinued operations	(15,826)	(30,969)	(45,614)	(262,049)
Adjusted net income attributable to Rick's shareholders	$856,701	$1,784,493	$4,701,064	$3,414,796
Average number of common shares outstanding:
Common shares outstanding	9,905,134	9,185,758	9,545,054	9,288,536
Potential dilutive shares resulting from exercise of warrants and options(2)	52,704	223,804	45,614	210,479
Potential dilutive shares resulting from conversion of debentures (3)	-	-	284,360	-
Total average number of common shares outstanding used for dilution	9,957,838	9,409,562	9,875,520	9,499,015
Diluted earnings per share - income from continuing operations attributable to Rick's shareholders	$0.09	$0.19	$0.48	$0.39
Diluted earnings per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.09	$0.19	$0.48	$0.36

(1)  Represents interest expense on dilutive convertible debentures, that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2010 and 2009 totaling $9,454,783 and $691,165, respectively, were convertible into common stock at a price from $10.25 to $12.00 per share in 2010 and $12.00 per

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8.  EARNINGS PER SHARE (“EPS”) – continued

share in 2009, and resulted in additional dilutive common shares (based on average balances outstanding) in 2010.  Potential dilutive shares of 69,552 and 36,629 for the three months and nine months ended June 30, 2010, respectively, have been excluded from earnings per share due to being anti-dilutive.  Potential dilutive shares of 57,597 for the three months and nine months ended June 30, 2009 have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

9.  ACQUISITIONS AND DISPOSITIONS

Joy of Austin

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

(iv)
$1,320,000 evidenced by a five (5) year secured promissory note to Polycrates, bearing interest at the rate of 4.75% per annum and payable in sixty (60) equal monthly installments of principal and interest of $24,759 (the “Polycrates Note”).  The Polycrates Note is individually guaranteed by Karamalegos for the first thirty (30) months and is secured by a second lien in favor of Polycrates against the Property and improvements located thereon and a first lien on all of the shares of JOY and NIII; and

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9.  ACQUISITIONS AND DISPOSITIONS - continued

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

Fort Worth Gentlemen’s Club

On June 1, 2010, our wholly owned subsidiary RCI Entertainment (3315 North Freeway FW), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of Restaurant Associates, Inc., a Texas corporation (the “Seller”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Purchaser, Seller, Voldar, LLC, a Texas limited liability company (“Voldar”), Sherri Mofid (“Mofid”), John Faltynski (“Faltynski”) and James Noryian (“Noryian”).  The Purchase Agreement was executed and closed on June 1, 2010.  Seller owned and operated an adult entertainment cabaret known as “Fort Worth Gentleman’s Club” (the “Club”), located at 3315 North Freeway, Fort Worth, Texas 76106 (the “Real Property”).

At closing, Purchaser paid Seller $2,155,520 cash by wire-transfer for the Purchased Assets.  Purchaser also entered into two lease agreements, a lease agreement for the Real Property with Voldar (the “Voldar Lease”) and a lease agreement for unimproved property adjacent to the Real Property (the “Adjacent Property”) with Mofid (the “Mofid Lease”).  Each lease agreement has a term of five years with one five year option to extend at the discretion of Purchaser.  Each lease agreement also grants Purchaser an option

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9.  ACQUISITIONS AND DISPOSITIONS - continued

to purchase the respective properties from Voldar and Mofid.  Purchaser may exercise the options to purchase any time after the twelfth month but before the expiration of the lease agreements (including their optional extensions).  The option to purchase the Real Property and the option to purchase the Adjacent Property must be exercised contemporaneously. The purchase price upon exercise of the option to purchase the Real Property will range from $4,500,000 to $5,175,000 during the five-year term.  The purchase price upon exercise of the option to purchase the Adjacent Property will range from $500,000 to $575,000 during the five-year term.

Also pursuant to the agreements described above, Mofid and Voldar entered into a five-year Non-Competition Agreement with RCI.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

Net current assets	$41,833
Property and equipment and other assets	1,300,629
Non-compete agreement	200,000
Goodwill	613,058
Net assets acquired	$2,155,520

The Company incurred approximately $23,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

The results of operations of this entity are included in the Company’s consolidated results of operations since June 1, 2010. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

10.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes, for the three and nine months ended June 30, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Computed expected tax expense	$541,942	$990,665	$2,526,447	$2,043,214
State income taxes	12,489	47,780	89,130	114,962
Gain/loss on change in fair value of derivative instruments and other permanent differences	107,210	(13,687)	(21,310)	(46,069)
Total income tax expense	$661,641	$1,024,758	$2,594,267	$2,112,107

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

10.  INCOME TAXES - continued

Included in the Company’s deferred tax liabilities at June 30, 2010 is approximately $14,800,000 representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

11. DISCONTINUED OPERATIONS

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the periods ended June 30, 2010 and 2009:

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

In certain previous filings, the Company had recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but the Company decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  After the club was not immediately successful, the Company closed the club again in July 2010.  The Company is currently negotiating a venture under an entirely new concept.  The Company anticipates that the new venture will be reopened in September 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from discontinued operations	$(24,347)	$(47,645)	$(70,176)	$(176,977)
Loss on sale of discontinued operations	-	-	-	(226,175)
Income tax - discontinued operations	8,521	16,676	24,562	141,103
Total loss from discontinued operations, net of tax	$(15,826)	$(30,969)	$(45,614)	$(262,049)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	June 30,	September 30,
	2010	2009
Current assets	$56,392	$59,524
Property and equipment	115,721	146,859
Other assets	2,449	3,649
Current liabilities	(10,409)	(19,092)
Long-term liabilities	(32,707)	(32,707)
Net assets (liabilities)	$131,446	$158,233

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

12. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Business segment sales:
Night clubs	$19,579,935	$20,636,379	$61,167,696	$55,364,808
Media	203,235	238,064	770,718	707,030
Internet websites	143,642	151,989	432,809	493,384
	$19,926,812	$21,026,432	$62,371,223	$56,565,222

Business segment operating income:
Night clubs	$4,285,623	$4,626,028	$13,664,169	$11,302,329
Media	(102,123)	(100,827)	(257,870)	(373,426)
Internet websites	17,741	46,838	60,416	140,028
General corporate	(922,440)	(725,842)	(2,679,117)	(2,483,528)
	$3,278,801	$3,846,197	$10,787,598	$8,585,403

Business segment capital expenditures:
Night clubs	$5,645,005	$408,634	$10,760,694	$1,290,716
Other	--	1,449	133,163	5,049
General corporate	934,364	22,553	1,092,359	36,166
	$6,579,369	$432,636	$11,986,216	$1,331,931

Business segment depreciation and amortization:
Night clubs	$754,939	$658,450	$2,061,364	$1,971,949
Media	5,000	5,000	15,000	15,000
Internet websites	1,027	3,416	7,097	10,422
General corporate	230,575	186,274	632,498	558,733
	$991,541	$853,140	$2,715,959	$2,556,104

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of June 30, 2010, the Company has approximately $3,242,000 in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

14. SUBSEQUENT EVENTS

On July 16, 2010, the Company’s wholly owned subsidiary RCI Entertainment (Fort Worth), Inc. (“RCI Fort Worth or Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of Golden Productions JGC Fort Worth, LLC, a Texas limited liability company (“Golden Productions”) and VCG Holding Corp., a Colorado corporation (“VCGH”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Purchaser, Golden Productions and VCGH.  The Purchase Agreement was executed and closed on July 16, 2010.  Golden Productions owned and operated an adult entertainment cabaret known as “Jaguar’s Gold Club Fort Worth” (the “Club”), located at 12325 Calloway Cemetery Road, Fort Worth, Texas, 76040 (the “Premises”).  VCGH owned the improvements on the Premises, including the building and fixtures (the “Improvements”).

At closing, RCI Fort Worth paid aggregate consideration to Golden Production and/or VCGH for the Purchased Assets of (1) $1,000,000 cash by wire-transfer and (2) 467,497 shares of common stock of VCGH, which were held by the Company.  RCI Fort Worth also entered into a ground lease agreement for the land where the Premises is located with Bryan S. Foster, the current owner of the land (the “Lease Agreement”).  The Lease Agreement has a term of five years with four options to extend the lease for five years, at the discretion of RCI Fort Worth.  The initial monthly rental rate during its term is $20,000 per month.  The Lease Agreement also grants RCI Fort Worth or its assigns an option to purchase the land from Mr. Foster, which option may be exercised any time after the 12th anniversary date of the Lease Agreement and before the expiration of the Lease Agreement (including its option term) at a purchase price of fair market value, but in no event less than $3,000,000.

Also at closing, RCI Fort Worth entered a Non-Competition Agreement with Mr. Foster.  The term of the Non-Competition Agreement ends on September 17, 2012.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of 21 adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six clubs operate under the name "XTC Cabaret"; one club that operates as “Tootsie’s”, one club that operates as “Cabaret North”and one club, acquired in July 2010, that operates as “Jaguars”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  In addition to the above clubs, we reopened in April 2010, under a new concept, the former Rick’s Cabaret in Austin, Texas, which had been closed for several months.  When the club was not immediately successful, we closed the club again in July 2010.  We are currently negotiating an agreement under an entirely new concept.  We anticipate that the new venture will be reopened in September 2010.  No sexual contact is permitted at any of our locations.

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

For several years, we have greatly reduced our usage of promotional pricing for membership fees for our adult entertainment web sites. This reduced our revenues from these websites.

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

Marketable Securities

Marketable securities at June 30, 2010 consist of common stock. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of June 30, 2010, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. There have been no realized gains or losses related to marketable securities for the periods ended June 30, 2010 or 2009.  Marketable securities held at June 30, 2010 have a cost basis of approximately $1,009,000.

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

While there has been some improvement in operations at the Las Vegas club and in our media segment, those units and Club Onyx in Philadelphia are still not profitable.  If these operations do not improve in the next quarter, these assets may need to be impaired as of September 30, 2010.

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

Sales and Liquor Taxes

We recognize sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $4,108,000 and $3,414,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

The stock option compensation costs recognized for the quarters ended June 30, 2010 and 2009 were $44,037 and $20,044, respectively, and were $132,111 and $60,132, respectively, for the nine months then ended.  There were 5,000 and no stock options exercised for the nine months ended June 30, 2010 and 2009, respectively.  There were no stock options grants for the quarters ended June 30, 2010 and 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

For the three months ended June 30, 2010, we had consolidated total revenues of $19,926,812 compared to consolidated total revenues of $21,026,432 for the three months ended June 30, 2009, a decrease of $1,099,620 or 5.2%.  The decrease in total revenues was primarily attributable to a 13.5% decrease in same store sales for the quarter, principally due to a $2.5 million decrease in revenues at our Las Vegas club for the quarter, a 58% decrease, offset by new club acquisitions in Fort Worth and Austin, Texas.

Income taxes, as a percentage of income before taxes were 41.5% and 35.2% for the quarters ended June 30, 2010 and 2009, respectively.  The increase in 2010 is due to the significant loss on change in fair value of derivative instruments which is not deductible for tax purposes.

The decrease in net income was primarily due to the decrease in revenues explained above.  Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations decreased to $4,396,209 for the three months ended June 30, 2010 from $4,827,865 for same period ended June 30, 2009, or by 8.9%.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2010 and 2009 with percentages compared to total revenue:

	2010	%	2009	%

Sales of alcoholic beverages	$8,067,620	40.5%	$8,083,038	38.4%
Sales of food and merchandise	1,701,003	8.5%	1,655,346	7.9%
Service revenues	9,003,094	45.2%	10,175,446	48.4%
Internet revenues	143,642	0.7%	151,989	0.7%
Media	203,235	1.0%	238,064	1.1%
Other	808,218	4.1%	722,549	3.4%
Total revenues	19,926,812	100.0%	21,026,432	100.0%

Cost of goods sold	2,457,149	12.3%	2,290,450	10.9%
Salaries & wages	4,488,552	22.5%	4,093,317	19.5%
Stock compensation	44,037	0.2%	20,044	0.1%
Taxes and permits	2,981,475	15.0%	2,443,994	11.6%
Credit card fees	368,251	1.8%	421,714	2.0%
Rent	971,822	4.9%	922,879	4.4%
Legal & professional	866,504	4.3%	565,802	2.7%
Advertising and marketing	1,264,924	6.3%	3,378,418	16.1%
Depreciation and amortization	991,541	5.0%	853,140	4.1%
Insurance	276,472	1.4%	331,718	1.6%
Utilities	396,778	2.0%	379,031	1.8%
Other	1,540,506	7.7%	1,479,728	7.0%

Total operating expenses	16,648,011	83.5%	17,180,235	81.7%
Income from continuing operations	3,278,801	16.5%	3,846,197	18.3%

Interest income	5,122	0.0%	1,113	0.0%
Interest expense	(996,207)	-5.0%	(811,686)	-3.9%
Interest expense – amortization of loan origination costs	(286,719)	-1.4%	-	0.0%
Loss on change in fair value of derivative instruments	(407,049)	-2.0%	(121,904)	-0.6%
Income from continuing operations before income taxes	$1,593,948	8.0%	$2,913,720	13.9%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the three months ended June 30, 2010 was 12.3% compared to 10.9% for the three months ended June 30, 2009.  This was due to the decrease in 2010 from 2009 in service revenues, which has no related cost.  The cost of goods sold from our internet operations for the three months ended June 30, 2010 was 1.8% compared to 0.3% for the three months ended June 30, 2009.  The cost of goods sold from our media operations for the three months ended June 30, 2010 was 20.9%, compared to 32.0% for the previous year quarter.  The cost of goods sold for same-location-same-period of club continuing operations for the three months ended June 30, 2010 was 11.6%, compared to 10.7% for the same period ended June 30, 2009.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   The increase in percentage to total revenues is principally due to the increase in the minimum wage.   Payroll for same-location-same-period of club continuing operations increased to $3,338,514 for the three months ended June 30, 2010 from $3,285,701 for the same period ended June 30, 2009.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in percentage to total revenues in 2010 is principally due to the two new clubs in Texas which are subject to the patron tax.

Rent expense increased principally due to the new club in Fort Worth acquired on September 30, 2009.

The increase in legal and professional expense is principally due to the labor lawsuit in New York.

The decrease in the percentage of advertising and marketing to total revenue in 2010 is principally due to the improvement in the marketing costs in Las Vegas.

The increase in depreciation and amortization is due to the new clubs acquired during the year.

The increase in interest expense was attributable to our obtaining new debt during August 2009 to finance the purchase of new clubs and related real estate.  That debt was retired in May 2010 and we raised new debt capital in June 2010.  Concurrent with the retirement of the debt, the Company was required to write off, as interest expense, the unamortized portion of its related loan origination costs, amounting to $274,425.  As of June 30, 2010, the balance of long-term debt was $43,217,629 compared to $31,768,115 a year earlier.

Loss on change in fair value of derivative instruments represents the calculated loss on the derivative principally caused by the decrease in our common stock price during the 2010 quarter.

The Company has taken the following steps to remedy losses in certain clubs:

Rick’s Cabaret Las Vegas lost approximately $200,000 before income taxes for the quarter ended June 30, 2010, compared to a loss of approximately $300,000 in the 2009 quarter even with the significant decrease in sales, due to a decrease in marketing costs. We have worked diligently to reduce marketing costs in Las Vegas, resulting in improved performance.

The Rick’s Cabaret in Philadelphia was losing money since inception.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club began to be profitable until the economic recession in Philadelphia began to reduce revenues.  We have changed management recently in this club and have begun to show better revenues. We have also negotiated a $14,000 decrease in rent, beginning April 1.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the period ended June 30, 2010:

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

In previous filings, we recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we decided to renovate and reopen the club and we relaunched it with a new concept in April 2010.  When the club was not immediately successful, we closed the club again in July 2010.  We are currently negotiating an agreement under an entirely new concept.  We anticipate that the new venture will be reopened in September 2010.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding these discontinued operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from discontinued operations	$(24,347)	$(47,645)	$(70,176)	$(176,977)
Loss on sale of discontinued operations	-	-	-	(226,175)
Income tax - discontinued operations	8,521	16,676	24,562	141,103
Total loss from discontinued operations, net of tax	$(15,826)	$(30,969)	$(45,614)	$(262,049)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	June 30,	September 30,
	2010	2009
Current assets	$56,392	$59,524
Property and equipment	115,721	146,859
Other assets	2,449	3,649
Current liabilities	(10,409)	(19,092)
Long-term liabilities	(32,707)	(32,707)
Net assets (liabilities)	$131,446	$158,233

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009

For the nine months ended June 30, 2010, we had consolidated total revenues of $62,371,223 compared to consolidated total revenues of $56,565,222 for the nine months ended June 30, 2009, an increase of $5,806,001 or 10.3%.  The increase in total revenues was primarily attributable to an increase in same store sales plus new club acquisitions in Fort Worth and Austin, Texas.  Total revenues for same-location-same-period of club continuing operations increased to approximately $56,632,517 for the nine months ended June 30, 2010 from approximately $54,402,343 for same period ended June 30, 2009, a 4.1% increase.

Income taxes, as a percentage of income before taxes were 34.9% and 35.1% for the nine months ended June 30, 2010 and 2009, respectively.

The increase in net income was primarily due to the increase in revenues explained above and a decrease in marketing costs in Las Vegas and in Dallas/Fort Worth.  Income before income taxes (exclusive of corporate overhead) for same-location-same-period of club continuing operations increased to $14,448,751 for the nine months ended June 30, 2010 from $12,276,160 for same period ended June 30, 2009, or by 17.7%.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2010 and 2009 with percentages compared to total revenue:

	2010	%	2009	%

Sales of alcoholic beverages	$25,146,015	40.3%	$21,682,582	38.3%
Sales of food and merchandise	5,073,341	8.1%	4,641,341	8.2%
Service revenues	28,520,656	45.7%	27,110,704	47.9%
Internet revenues	432,809	0.7%	493,384	0.9%
Media	770,718	1.4%	707,030	1.2%
Other	2,427,684	3.9%	1,930,181	3.4%
Total revenues	62,371,223	100.0%	56,565,222	100.0%

Cost of goods sold	7,553,160	12.1%	6,732,036	11.9%
Salaries & wages	13,210,281	21.2%	12,309,771	21.8%
Stock compensation	132,111	0.2%	60,132	0.1%
Taxes and permits	9,151,410	14.7%	7,158,717	12.7%
Credit card fees	1,084,124	1.7%	1,208,115	2.1%
Rent	3,022,933	4.8%	2,792,064	4.9%
Legal & professional	1,971,399	3.2%	1,880,364	3.3%
Advertising and marketing	5,710,028	9.2%	6,246,951	11.0%
Depreciation and amortization	2,715,959	4.4%	2,556,104	4.5%
Insurance	797,603	1.3%	838,082	1.5%
Utilities	1,213,525	1.9%	1,182,342	2.1%
Impairment of nightclub assets	-	0.0%	823,090	1.5%
Costs related to VCG Holdings acquisition	304,178	0.5%	-	0.0%
Other	4,716,914	7.6%	4,192,051	7.4%

Total operating expenses	51,583,625	82.6%	47,979,819	84.8%
Income from continuing operations	10,787,598	17.3%	8,585,403	15.2%

Interest income and other	11,700	0.0%	(58)	0.0%
Interest expense	(3,042,749)	-4.9%	(2,453,989)	-4.3%
Interest expense – amortization of loan origination costs	(348,257)	-0.6%	-	0.0%
Gain (loss) on change in fair value of derivative instruments	22,433	0.0%	(121,904)	-0.2%
Income from continuing operations before income taxes	$7,430,725	11.9%	$6,009,452	10.6%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club continuing operations for the nine months ended June 30, 2010 was 12.0% compared to 11.7% for the nine months ended June 30, 2009.  The cost of goods sold from our internet operations for the nine months ended June 30, 2010 was 2.3% compared to 1.2% for the nine months ended June 30, 2009.  The cost of goods sold from our media operations for the nine months ended June 30, 2010 was 26.3% compared to 36.2% for the 2009 period.  The cost of goods sold for same-location-same-period of continuing club operations for the nine months ended June 30, 2010 was 11.4%, compared to 11.7% for the same period ended June 30, 2009.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.  The decrease in percentage to total revenues is principally due to the large increase in sales which was accomplished with similar staffing.  Payroll for same-location-same-period of club operations increased to $9,940,107 for the nine months ended June 30, 2010 from $9,710,806 for the same period ended June 30, 2009.  Management currently believes that its labor and management staff levels are appropriate.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in percentage to total revenues in 2010 is principally due to the two new clubs in Texas which are subject to the patron tax.

Rent expense increased principally due to the new club in Fort Worth.

The decrease in advertising and marketing is principally due to Las Vegas and its marketing campaign, offset by significant marketing costs in Dallas/Fort Worth for several clubs, including the new club, Cabaret North.

Maintenance capital expenditures amounted to approximately $1,750,000 for the nine months ended June 30, 2010.  We anticipate that depreciation will exceed maintenance capital expenditures for the year ending September 30, 2010 by approximately $1.5 million.

We incurred certain one-time costs related to negotiating the unsuccessful acquisition of VCG Holdings.  These costs amounted to $304,178 for the nine months ended June 30, 2010.  Without these costs, our fully diluted earnings per share would have increased by $0.03.

The increase in interest expense was attributable to our obtaining new debt during August 2009 to finance the purchase of new clubs and related real estate.  That debt was retired in May 2010 and we raised new debt capital in June 2010.  Concurrent with the retirement of the debt, the Company was required to write off, as interest expense, the unamortized portion of its related loan origination costs, amounting to $274,425.  As of June 30, 2010, the balance of long-term debt was $43,217,629 compared to $31,768,115  a year earlier.

Gain (loss) on change in fair value of derivative instruments represents the calculated gain (loss) on the derivative principally caused by any increase or decrease in our common stock price during the periods.

The Company has taken the following steps to remedy losses in certain clubs:

The Rick’s Cabaret in Austin lost $1.4 million before income taxes during the nine months ended June 30, 2009.  That club was held for sale during a portion of 2009, but we decided to renovate and reopen the club and we relaunched it with a new concept in April 2010.  When the club was not immediately successful, we closed the club again in July 2010.  We are currently negotiating an agreement  under an entirely new concept.  We anticipate that the new venture will be reopened in September 2010.

The Rick’s Cabaret in Philadelphia was losing money since inception.  We have converted the location to Club Onyx Philadelphia in January 2009 and the club began to be profitable until the economic recession in Philadelphia began to reduce revenues.  We have changed management recently in this club and have begun to show better revenues.  We have also negotiated a $14,000 decrease in rent, beginning April 1.

Club Onyx Dallas did not have a liquor license during the quarter ended December 2008 until December 5, 2008 and lost $127,000 before income taxes for the nine months ended June 30, 2009.  This location was substantially profitable for the nine months ended June 30, 2010.

Rick’s Cabaret Las Vegas lost approximately $1.6 million before income taxes for the nine months ended June 30, 2009.  The club lost approximately $543,000 for the nine months ended June 30, 2010.  We have made expense reductions and modifications to our marketing campaign in this location and continue to see improvement in operations.  We will continue to monitor expense levels and the marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At June 30, 2010, we had working capital of approximately $10,221,000 compared to approximately $4,893,000 at September 30, 2009.  The increase is principally due to the new debt issued in June 2010, which is principally long-term debt at June 30, 2010.

Net cash provided by operating activities in the nine months ended June 30, 2010 was $12,183,201 compared to $6,119,942 for the nine months ended June 30, 2009.  The increase in cash provided by operating activities was primarily due to the nonpayment of patron taxes during the nine months ended June 30, 2010 and the payment of income taxes and accounts payable during the nine months ended June 30, 2009.

We used $11,311,172 of cash in investing activities during the nine months ended June 30, 2010 compared to $1,359,969 during the nine months ended June 30, 2009.  The increase was principally due to the acquisition of a new clubs in December 2009 and June 2010 along with related real estate.  Cash of $4,696,607 was provided by financing activities during the nine months ended June 30, 2010 compared to $4,361,692 cash used during the nine months ended June 30, 2009.  The principal difference in the two periods was the proceeds from long-term debt of approximately $9.3 million.

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  The maximum obligation that could be owed if our stock were valued at zero is $8,892,000 at June 30, 2010.  We consider this type of financing transaction to be similar to interest-free debt. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity and Stockholders’ Equity and will have no income statement effect. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on August 2, 2010 of $7.70 per share, of which there can be no assurance:

For the Year Ending September 30:
2010	$737,700
2011	3,000,000
2012	2,059,177
2013	138,323

Total	$5,935,200

Each $1.00 per share movement of our stock price has an aggregate effect of $384,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock.  During the nine months ended June 30, 2010, no shares were purchased under this program.  During the nine months ended June 30, 2009, we purchased 162,041 shares of common stock in the open market at prices ranging from $2.64 to $5.95 per share.

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

The acquisition of additional clubs and/or internet operations for amounts in excess of our cash balances will require us to obtain additional debt or issuance of our common stock, or both.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.  An inability to obtain such additional financing could have an adverse effect on our growth strategy.

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

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2010. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of June 30, 2010, the Company has approximately $3,242,000 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

For all the above legal matters, no contingent reserves for liabilities have been recorded in the accompanying consolidated balance sheets as such potential losses are not deemed probable or estimable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we purchased no shares of common stock in the open market.  During the three months ended June 30, 2010, we purchased 34,500 shares of common stock from put option holders at prices ranging from $8.17 to $12.05 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 30, 2010	-	-	-
May 31, 2010	18,500	$11.24	-
June 30, 2010	16,000	$8.66	-
Total for the three months ended June 30, 2010	34,500	$10.05	-	$4,171,425

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

RICK'S CABARET INTERNATIONAL, INC.

Date: August 16, 2010	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 16, 2010	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer