Form 10-K
period 2010-09-30
RICKS CABARET INTERNATIONAL INC
filed 2010-12-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐  NOT APPLICABLE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐  NOT APPLICABLE

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $87,767,552.

As of December 3, 2010, there were approximately 10,005,565 shares of Common Stock outstanding (excluding treasury shares).

PART I
Item 1. Business.

INTRODUCTION

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, we currently own and/or operate a total of twenty-one adult nightclubs that offer live adult entertainment, restaurant and bar operations. Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North” and one operates as “Jaguars”, and one operates as “Cabaret East”.  Additionally, we are awaiting licensing to open another Rick’s Cabaret near DFW International Airport.  Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada. We also own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. Included in the media division are two industry trade shows, two other industry trade publications and more than 25 industry websites.

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

Our website address is www.Ricks.com.  We also have an investors’ website – www.ricksinvestor.com.  Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-K.

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

Compliance Policies/Employees. We have a policy of ensuring that our businesses are operated in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

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

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio and Fort Worth, Texas; Minneapolis, Minnesota; New York, New York; Las Vegas, Nevada and Austin, Texas. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We also operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own six nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Fort Worth and two in Houston, Texas, one that operates as “Cabaret East” and one that operates as "Cabaret North" in Fort Worth.  We also own one club that operates as “Jaguars” in Austin.  We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT TRANSACTIONS

2008 Acquisitions

1.
On November 30, 2007, we entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Gardens Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, we acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25 million payable $15 million in cash and payable $10 million pursuant to two Secured Promissory Notes in the amount of $5 million each to Stanton and Hickmore (the "Notes"). The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2012, as amended. Interest on the Notes will be payable monthly, in arrears, with the first payment being due thirty days after the closing of the Transaction. We cannot pre-pay the Notes during the first twelve months; thereafter, we may prepay the Notes, in whole or in part, provided that (i) any prepayment by us from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by us after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement. Additionally, as part of the Transaction, we entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying Lease Agreements for the property provide for an original lease term through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034. The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

2.
On March 31, 2008, our wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operated a nightclub previously known as “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania 19148 (the “Real Property”) from Vincent Piazza (the “Seller”). As part of the transaction, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”). The Partnership owns the Real Property where the Club is located. At closing, we paid a purchase price of $3.5 million in cash for the Partnership Interests and Membership Interests, and issued 195,000 shares of our restricted common stock (the “Rick’s Shares”) valued at $23 per share for the TEZ Shares.

As part of the transaction and as amended in April 2009, we entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 3,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”) until March 31, 2010 and at the rate of 5,000 shares per month thereafter until the Seller has received  $4.5 million from the sale of the shares.  At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4.5 million from the sale of the Rick’s Shares and any deficiency.  As of September 30, 2009, the 177,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC Topic 480, Classification and Measurement of Redeemable Securities.  In April 2009, we renegotiated the terms of these put options. Under the new terms, we have extended payback and reduced the number of shares that can be put back to us.  No consideration was required by us to renegotiate the terms of the put options.

Additionally, at closing, the Seller and the Partnership Seller entered a five-year agreement not to compete with us within a twenty mile radius of the Club. Finally, the Corporation entered into a new lease agreement with the Partnership giving it the right to lease the Real Property for twenty (20) years (“Original Term”) with an option for an additional nine years eleven  eleven months (“Option Term”) with rent payable at the rate of (i) $50,000 per month, subject to adjustment for increases in the Consumer Price Index (CPI) every five years during the Original Term and the Option Term, or (ii) 8% of gross sales, whichever is higher. The maximum increase in the CPI for any five year period shall be 15%.

3.
On March 31, 2008, our subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by us of RCI. Playmates owns an adult entertainment cabaret previously known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”). Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1.4 million which was paid $701,711 in cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of our restricted common stock valued at $20.00 per share (the “Shares”). For accounting purposes, our investment in 2008 is only $751,000, due to the previous losses of the minority interest which have been expensed. The investment has been assigned to goodwill.

Pursuant to the terms of the Purchase Agreement and as amended in April 2009, on or after one year after the closing date, the Seller shall have the right, but not the obligation to have us purchase from Seller not more than 2,500 Shares per month (the “Monthly Shares”), calculated at a price per share equal to $20.00 (“Value of the Shares”).  Seller shall notify us during any given month of its election to “Put” the Monthly Shares to us during that particular month.  At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $700,000 from the sale of the Shares.  As of September 30, 2009, the 20,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC Topic 480, Classification and Measurement of Redeemable Securities.  In April 2009, we renegotiated the terms of these and other put options.  No consideration was required by us to renegotiate the terms of these put options.  Under the new terms, we have extended payback and reduced the number of shares that can be put back to us.  In the event the Seller elects not to “Put” the Shares to us, the Seller shall not sell more than 10,000 Shares during any 90-day period in the open market, provided that Seller complies with Rule 144 of the Securities Act of 1933, as amended, in connection with his sale of the Shares.  The full results of operations of this entity are included in our results of operations since March 31, 2008.

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

At closing, we paid a total purchase price of $3.6 million for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of our restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $23.30 per share ($3.5 million) and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5.6 million, which was paid (i) $4.3 million, payable $610,000 in cash and $3.6 million through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of our restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share ($1.4 million). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, our Chief Executive Officer, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.  We also incurred costs in the amount of $37,848, which was paid in cash.

At Closing and as amended in May 2009, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 2,172 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") from April 11, 2009 until April 11, 2010, at the rate of 4,347 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 3,621 shares per month until each of the individual Sellers has received a total of $1.3 million from the sale of the Rick's Club Shares. At our election during any given month, we may either buy the Monthly Club Shares or, if we elect not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by us within three business days of the date of sale of the Monthly Club Shares during that particular month.  Our obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3.8 million from the sale of the Rick's Club Shares and any deficiency.

Additionally, at Closing and as amended in May 2009, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC not more than 828 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate shares") from April 11, 2009 until April 11, 2010, at the rate of 1,653 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 1,379 shares per month until DPC has received a total of $1.5 million from the sale of the Rick's Real Estate Shares. At our election during any given month, we may either buy the Monthly Real Estate Shares or, if we elect not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by us within three business days of the date of sale of the Monthly Real Estate Shares during that particular month. Our obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1.5 million from the sale of the Rick's Real Estate Shares and any deficiency.

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

At closing, we paid a total purchase price of $1.5 million cash for the Purchased Assets. At closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

As part of the transaction, our wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, RCI paid total consideration of $6 million, which was paid $1.6 million in cash and $44 million through the issuance of a five year promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. We also incurred $69,998 in costs, which was paid in cash.

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

At Closing, Purchaser paid Seller an aggregate amount as follows (the “Purchase Price”):

(i)	$12 million payable by wire transfer;

(ii)
$3 million pursuant to a promissory note (“the Rick’s Promissory Note”), executed by and obligating Rick’s, bearing interest at eight percent (8%) per annum with a five year amortization, with monthly payments of principal and interest, with the initial monthly payment due in April 2009 with a balloon payment of all then outstanding principal and interest due upon the expiration of two years from the execution of the Rick’s Promissory Note; and

(iii)	200,000 shares of restricted common stock, par value $0.01 of Rick’s (the “Rick’s Shares”) issued to the Seller.

As part of the transaction and as amended in April 2009, we entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than the following number of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”):

o	from April 5, 2009 until May 4, 2009, up to a total of 15,000 shares;
o	from May 5, 2009 until November 5, 2009 at a rate of 3,000 shares per month;
o	from November 5, 2009 until May 4, 2010 at a rate of 4,000 shares per month;
o	from May 5, 2010 until November 4, 2010 at a rate of 5,000 shares per month; and
o	from November 5, 2010 until October 4, 2011 at a rate of 6,000 shares per month.

At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3 million from the sale of the Rick’s Shares and any deficiency.  Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30-day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.

Upon closing of the transaction, we entered a two-year Non-Compete Agreement with DeGori (the “DeGori Non-Compete Agreement”) pursuant to which DeGori agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada or in a radius of 25 miles of Clark County, Nevada; provided, however, that the Non-Competition Agreement specifically excluded the Penthouse Club and the Bada Bing Club located in Clark County, Nevada. We agreed to pay DeGori cash consideration of $66,667 for entering into the Non-Competition Agreement. Additionally, at Closing, we also entered into a 12-month Consulting Agreement with DeGori (the “Consulting Agreement”) for a total aggregate of $133,333 in consulting fees payable in 18 equal monthly payments of $7,407 per month with the first payment due October 15, 2008.

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

2009 Acquisition

7.   On September 30, 2009, the Company’s subsidiary, RCI Entertainment (North FW), Inc. (the “Purchaser”), purchased 100% of the outstanding common shares of Cabaret North, Inc., a Texas corporation (“CNI”).  CNI owns and operates an adult entertainment cabaret known as “Cabaret North” (the “Club”), located at 5316 Superior Parkway, Fort Worth, Texas 76106.  The Company paid the Sellers total aggregate consideration of $2.3 million (the “Purchase Price”).  The Purchase Price was payable as follows:

(i)	$140,000 directly to CNI to be used for the payment of outstanding liabilities;

(ii)	$2 million to the Sellers; and

(iii)
$160,000 to be held in an escrow account to pay any liabilities or obligations of CNI which were incurred but unpaid as of Closing and to be held in connection with the outcome of certain pending litigation.

Also, at closing, each of the sellers entered into a five year Non-Competition Agreement, and CNI obtained a consent from its landlord to the sale of the Shares of CNI by the sellers to the purchaser and entered into an addendum to the lease agreement by and between  CNI and the landlord of the premises where the Club is located.

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

Additionally, during the three year period following the Closing Date (the "Earn Out Period"), Waitt shall be entitled to earn additional consideration (the "Additional Consideration") of up to $2 million (the "Maximum Amount") consisting of $500,000 cash (the “Cash”) and 65,217 shares of restricted common stock valued at $23.00 per share (the "Earn Out Shares"), based upon the earnings before income tax, depreciation and amortization ("EBITDA") of RCI Media. RCI Media will pay the Maximum Amount of the Additional Consideration to the Seller if RCI Media's EBITDA during the three year period following the Closing Date totals an aggregate of $2.4 million. At the end of each 12 month period after the Closing Date, RCI Media shall determine its EBITDA and shall pay to Waitt any such portion of the Additional Consideration as has been earned. The Closing Shares and Earn Out Shares are collectively referred to as the "Rick's Shares".

At Closing, Waitt entered into a Lock-Up/Leak-Out Agreement with us pursuant to which on or after one year after the closing date with respect to the Closing Shares, or on or after seven months from the date of issuance with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have Rick's purchase from Waitt 5,000 Rick's Shares per month (the "Monthly Shares"), calculated at a price per share equal to $23.00 per share ("Value of the Rick's Shares") until Waitt has received an aggregate of $1.7 million (i) from the sale of the Rick's Shares sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the ED Purchase Agreement) by Rick's. At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from Waitt, then Waitt shall sell the Monthly Shares in the open market. Any deficiency between the amount which Waitt receives from the sale of the Monthly Shares and the Value of the Rick's Shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month.  Our obligation to purchase the Monthly Shares from Waitt shall terminate and cease at such time as Waitt has received an aggregate total of $1.7 million from the sale of the Rick's Shares and any deficiency (as defined in the ED Purchase Agreement).

In April 2009, we renegotiated the terms of the purchase agreements with the former owners of ED Publications, Teeze and Adult Store Buyer (“ASB”) publications. The new agreement with the former owner of ED Publications provides for the execution of a $200,000 promissory note payable over two years with interest at 4% per annum in lieu of the issuance of 8,696 shares. We simultaneously purchased 6,522 shares that had been issued in connection with the Teeze transaction by means of a $150,000 promissory note payable over two years with interest at 4% per annum.

At Closing, Waitt also entered a three  year Employment Agreement with RCI Media (the "Employment Agreement") pursuant to which he will serve as President. The Employment Agreement extends through April 15, 2011, and provides for an annual base salary of $250,000. Pursuant to the Employment Agreement, Mr. Waitt is also eligible to participate in all benefit plans maintained by our salaried employees. Under the terms of the Employment Agreement, Mr. Waitt is bound to a confidentiality provision and cannot compete with us upon the expiration of the Employment Agreement.

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

Pursuant to the TEEZE/ASB Purchase Agreement, on or after one year after the closing date, each of Messrs. Waitt and Cornetta shall have the right, but not the obligation to have Rick's purchase the Rick's TEEZE Shares calculated at a price per share equal to $23.00 per share ("Value of the Rick's TEEZE Shares") until Messrs. Waitt and Cornetta have each received $150,000 (i) from the sale of the Rick's TEEZE Shares sold by them, regardless of whether sold to Rick's, sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the TEEZE/ASB Purchase Agreement) by Rick's. At our election during any given month, we may either buy the Rick's TEEZE Shares or, if we elect not to buy the Rick's TEEZE Shares, then Cornetta and/or Waitt shall sell the Rick's TEEZE Shares in the open market. Any deficiency between the amount which Cornetta or Waitt receives from the sale of the Rick's TEEZE Shares and the Value of the Rick's TEEZE Shares shall be paid by us within three business days of the date of sale of the Rick's TEEZE Shares during that particular month.  Our obligation to purchase the Rick's TEEZE Shares shall terminate and cease at such time as Waitt and Cornetta have each received $150,000 from the sale of the Rick's TEEZE Shares and any deficiency.

At Closing, Cornetta entered a five year Non-Competition Agreement with us pursuant to which he agreed not to compete with us either directly or indirectly with TEEZE, ASB, RCI Media, Rick's or any of their affiliates by publishing any sexually oriented industry trade print publications, with the exception of a publication known as "Xcitement" which is currently owned and operated by Cornetta.

2010 Acquisitions

Joy of Austin

9.
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

Pursuant to the terms of the RCI Purchase Agreement and the Assignment Agreement, RCI paid aggregate consideration of $4.6 million, plus assumption of a promissory note with First State Bank-Taylor (the “Purchase Price”), for the acquisition of JOY and NIII.  The Purchase Price was payable as follows:

(i)	$1.8 million by wire transfer to Karamalegos;

(ii)	$880,000 by wire transfer to Polycrates;

(iii)
$530,000 evidenced by a five year secured promissory note to Karamalegos, bearing interest at the rate of 4.75% per annum and payable in 60 equal monthly installments of principal and interest of $9,941 (the “Karamalegos Note”).  The Karamalegos Note is secured by a third lien in favor of Karamalegos against the Property and improvements located thereon and a second lien on all of the shares of JOY and NIII;

(iv)
$1.3 million evidenced by a five year secured promissory note to Polycrates, bearing interest at the rate of 4.75% per annum and payable in 60 equal monthly installments of principal and interest of $24,759 (the “Polycrates Note”).  The Polycrates Note is individually guaranteed by Karamalegos for the first thirty (30) months and is secured by a second lien in favor of Polycrates against the Property and improvements located thereon and a first lien on all of the shares of JOY and NIII; and

(v)
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

Also pursuant to the agreements described above, Karamalegos entered into a four year Non-Competition Agreement with RCI, and Polycrates entered into a three year Non-Competition Agreement with RCI.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Net current assets	$44
Property and equipment and other assets	2,955
Non-compete agreement	200
Goodwill	2,031
SOB licenses	2,004
Deferred tax liability	(2,031)
Net assets acquired	$5,203

The Company incurred approximately $43,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

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

This club is currently operated as Rick’s Cabaret – North Austin.

Fort Worth Gentlemen’s Club

10.
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

At closing, Purchaser paid Seller $2.2 million cash by wire-transfer for the Purchased Assets.  Purchaser also entered into two lease agreements, a lease agreement for the Real Property with Voldar (the “Voldar Lease”) and a lease agreement for unimproved property adjacent to the Real Property (the “Adjacent Property”) with Mofid (the “Mofid Lease”).  Each lease agreement has a term of five years with one five year option to extend at the discretion of Purchaser.  Each lease agreement also grants Purchaser an option to purchase the respective properties from Voldar and Mofid.  Purchaser may exercise the options to purchase any time after the twelfth month but before the expiration of the lease agreements (including their optional extensions).  The option to purchase the Real Property and the option to purchase the Adjacent Property must be exercised contemporaneously. The purchase price upon exercise of the option to purchase the Real Property will range from $4.5 million to $5.2 million during the five-year term.  The purchase price upon exercise of the option to purchase the Adjacent Property will range from $500,000 to $575,000 during the five-year term.

Also pursuant to the agreements described above, Mofid and Voldar entered into a five-year Non-Competition Agreement with RCI.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Net current assets	$42
Property and equipment and other assets	1,301
Non-compete agreement	200
Goodwill	613
Net assets acquired	$2,156

The Company incurred approximately $23,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

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

This club is currently operated as XTC Cabaret—Fort Worth.

Jaguars Gold Club

11.
On July 16, 2010, our wholly owned subsidiary RCI Entertainment (Fort Worth), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of Golden Productions JGC Fort Worth, LLC, a Texas limited liability company (“Golden Productions”) and VCG Holding Corp., a Colorado corporation (“VCGH”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Purchaser, Golden Productions and VCGH.  The Purchase Agreement was executed and closed on July 16, 2010.  Golden Productions owned and operated an adult entertainment cabaret previously known as “Jaguar’s Gold Club Fort Worth” (the “Club”), located at 12325 Calloway Cemetery Road, Fort Worth, Texas, 76040 (the “Premises”).  VCGH owned the improvements on the Premises, including the building and fixtures (the “Improvements”).  The Club is now operated as “Cabaret East”.

At closing, Purchaser paid aggregate consideration to Golden Production and/or VCGH for the Purchased Assets of (1) $1 million cash by wire-transfer and (2) 467,497 shares of common stock, par value $0.0001, of VCGH.  Purchaser also entered into a ground lease agreement for the land where the Premises is located with Bryan S. Foster, the current owner of the land (the “Lease Agreement”).  The Lease Agreement has a term of five years with four options to extend the lease for five years, at the discretion of Purchaser.  The initial monthly rental rate during its term is $20,000 per month.  The Lease Agreement also grants Purchaser or its assigns an option to purchase the land from Mr. Foster, which option may be exercised any time after the 12th anniversary date of the Lease Agreement and before the expiration of the Lease Agreement (including its option term) at a purchase price of fair market value, but in no event less than $3 million.

Also at closing, Purchaser entered a Non-Competition Agreement with Mr. Foster, pursuant to which Mr. Foster agreed (1) not to engage, directly or indirectly, in any adult entertainment or any business or enterprise which is the same as, or substantially the same as the Club, within a radius of 50 miles of Fort Worth, Texas, excluding Jaguars Gold Club Fort Worth #2 and the club operated in Dallas, Texas, doing business as Jaguars Gold Club and (2) not to solicit, divert, or hire away, or attempt to solicit, divert, or hire away from the employment of the Club any person employed by the Club or any entertainer who has performed at the Club.  The term of the Non-Competition Agreement ends on September 17, 2012.

The terms and conditions of the Purchase Agreement were the result of extensive arm’s length negotiations between the parties.

This club is currently operated as Jaguars, soon to be renamed Cabaret East.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Property and equipment	$1,959
Non-compete agreement	50
Net assets acquired	$2,009

The Company incurred approximately $22,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

The results of operations of this entity are included in the Company’s consolidated results of operations since July 16, 2010. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

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

BUSINESS ACTIVITIES – MEDIA GROUP

Our Media Group is the leading trade magazine serving the multi-billion dollar adult nightclubs industry. It also owns two industry trade shows, two other industry trade publications and more than 25 industry websites.   Founded in 1991, Exotic Dancer is the only national business magazine serving the 3,800 adult nightclubs in North America, which have annual revenues in excess of $2 billion, according to AVN Media Network. ED Publications currently publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors, and Club Bulletin, a bimonthly news magazine for the owners and operators of adult nightclubs. ED Publications also produces the annual Gentlemen's Club Owners Expo, the only national convention for the adult nightclub and feature entertainment industries, and offers the exclusive ED VIP Club Card honored at more than 850 adult nightclubs.

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

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Previously subject to annual renewal, the TABC recently changed to a renewal every two years, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota, North Carolina, Nevada, Pennsylvania, Florida, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

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

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx” and “XTC Cabaret” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” and “EXOTIC DANCER” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2010, we had approximately 1,200 employees, of which approximately 120 are in management positions, including corporate and administrative and Internet operations and approximately 1,080 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2010, we had independent contractor relationships with approximately 3,000 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ending September 30, 2008, no shares were purchased under this program. During the fiscal year ended September 30, 2010, we purchased 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41 and during the fiscal year ended September 30, 2009, we purchased 201,219 shares of common stock in the open market at prices ranging from $2.64 to $6.20.  Under the Board's authority, we have $3.8 million remaining to purchase additional shares.

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

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.  We are awaiting a ruling from the Texas Supreme Court.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2010, the Company has approximately $4 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

We Must Continue to Meet NASDAQ Global Market Continued Listing Requirements or We Risk Delisting

Our securities are currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever de-listed from NASDAQ, they may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There is no assurance that we will be able to maintain compliance with the NASDAQ continued listing requirements.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we have been required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Then, beginning in fiscal 2010, our independent registered public accounting firm has reported on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx”, and “XTC Cabaret” are established under the common law based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. "RICK'S AND STARS DESIGN" logo, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps taken by the Company to protect its Service Marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 3, 2010, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 15.7% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2010, the balance of the mortgage was $312,497. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the real property for four locations of Rick's Cabaret (in Houston, San Antonio, Minneapolis and Fort Worth), three Club Onyx locations, (in Houston, Dallas and Philadelphia) and three locations of XTC (in Austin, Dallas and San Antonio). In Houston, we also own 2 properties which are leased to third parties. We lease property for our XTC South (Houston), XTC North (Houston), Rick’s Cabaret-New York and Las Vegas, Club Onyx Charlotte, Cabaret North-Fort Worth and Tootsie’s Cabaret (Miami Gardens, Florida) locations.

PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with an initial balance of $1.3 million and an interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2010, the balance of the mortgage was $1.1 million. During fiscal year 2010, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $1,042,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2010, the balance of the mortgage was $913,806. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance, as of September 30, 2010, that we owe on the mortgage is $1 million and the interest rate is 9%. We pay $7,500 in monthly interest payments. The last mortgage payment is due in 2013.

4.
The property for our XTC Cabaret nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of the this mortgage as of September 30, 2010 is $156,465 with an interest rate of 11% and monthly principal and interest payments of $3,445. We also have an additional mortgage on the property which we obtained in November 2004. The principal balance of the additional mortgage was $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000, which we combined with the $900,000 mortgage, and in August 2005 we restructured this additional mortgage. The monthly principal and interest payment is $15,034. As of September 30, 2010, the balance of the additional mortgage was $682,772. The last payments for both mortgages are due in 2015.

5.
We own the property for our XTC Cabaret nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2010, the balance of this mortgage was $517,414. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
We own an 8,000 square foot Houston property which has been leased for $8,500 per month through December 2012. In November 2004, this property, together with property in Austin, was used as additional collateral to secure the $900,000 mortgage referenced in paragraph 4 above.

7.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we previously operated Club Onyx South and Divas Latinas. Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.  This property is currently leased by a tenant for $8,000 per month through November 2012.

8.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s-San Antonio is located. The total purchase price for the business and real property was $2.9 million. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. As of September 30, 2010, the balance of the promissory notes was $827,477.  This note matures in 2011.

9.
On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, acquired the real property located at 7101 Calmont, Fort Worth, Texas for a total purchase price of $2.5 million which consisted of $100,000 in cash and $2.4 million payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter. The promissory note is secured by a Deed of Trust and Security Agreement. Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the real property. We currently operate this property as Rick’s Cabaret. As of September 30, 2010, the balance of the promissory note was $1.7 million.

10.
As part of the acquisition of The End Zone in Philadelphia, Pennsylvania, we acquired 51% of the issued and outstanding partnership interest of the partnership that owns the real property at 2908 S. Columbus Blvd., Philadelphia, Pennsylvania. At closing, we paid a purchase price of $3.5 million in cash for the partnership interests.  This property is currently operated as Club Onyx.

11.
As part of the transaction to acquire Hotel Development, Ltd. which operated the Executive Club in Dallas, RCI Holdings, Inc. acquired the related real property located at 8550 N. Stemmons Freeway, Dallas, Texas from DPC Holdings, LLC, a Texas limited liability company. As consideration for the purchase of the real property, RCI Holdings, Inc. paid total consideration of $5.6 million, which was paid (i) $4.3 million, payable $610,000 in cash and $3.6 million through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of our restricted common stock to be valued at $23.30 per share ($1.4 million). The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by us and Eric Langan, our Chief Executive Officer, individually. As of September 30, 2010, the balance of the promissory note was $3.4 million.  This property is currently operated as XTC Cabaret.

12.
As part of the acquisition of the Platinum Club II in Dallas, we acquired the real property located at 10557 Wire Way Place (at Northwest Highway), Dallas, Texas from Wire Way, LLC, a Texas limited liability company. Pursuant to a Real Estate Purchase and Sale Agreement dated May 10, 2008, we paid total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a five (5) year promissory note. The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. As of September 30, 2010, the balance of the promissory note was $4.1 million. This property is currently operated as Club Onyx.

13.
As part of the acquisition of Joy Club of Austin on December 18, 2009, we acquired the real property located on IH 35 in Austin, Texas from North IH-35 Investments, Inc. (“NIII”).  In connection with the purchase we issued two promissory notes to the sellers and assumed another bank note.  The notes aggregated $2.5 million at the date of purchase.  The notes bear interest at rates ranging from 4.75% to 7.25% and are payable at an aggregate of $42,461, including interest, per month.  As of September 30, 2010, the balance of the promissory notes was an aggregate of $2.2 million.  This property is currently operated as Rick’s Cabaret.

14.
In April 2010, we purchased the land and building which is occupied by one of our clubs in Austin, Texas (formerly Rick’s and Club Onyx, now a managed club property).  We paid $2.5 million for the property, which was paid $300,000 in cash and though the issuance of a $2.2 million promissory note. The note bears interest at the prime rate plus two points and is payable over 36 monthly installments (currently $19,774 per month).  The balance of the note at September 30, 2010 was $2.2 million.

PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term was for five years, beginning March 2004, and is currently on a month-to-month lease. The monthly rent is now $9,500.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease, which will terminate in April 2023. The monthly rent is currently $46,674. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

3.
We lease the property in Charlotte, North Carolina, where our Club Onyx Charlotte is located. We executed an amended lease in February 2007, which will terminate in February 2017. The monthly rent is $18,500 until February 2013, at which time the rent will escalate to $20,000 until February 2017.

4.
We lease the property in South Houston, Texas, where our XTC South is located. The lease term is for 79 months, beginning May 1, 2006, and terminates in December 2022. The monthly rent is $3,000 until December 2012, then $3,500 until December 2014 then $4,000 until December 2019 and $4,500 for the remaining three years of the lease.

5.
We lease the property in Miami Gardens, Florida, where Tootsie’s Cabaret is located with monthly rent of $74,503. Under the Assignment of Lease, the original lease term continues through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034.

6.
We lease the property in Las Vegas, Nevada, where our new Rick’s Cabaret Las Vegas club is located with monthly rent of $100,000. The original lease term has been modified and continues through January 1, 2013 with an option period beginning on that date through January 1, 2018 at $180,000 per month. We also have an option to acquire the property through January 1, 2018 for $23 million.

7.
We acquired a club in Fort Worth, Texas on September 30, 2009.  The property is leased from a third party for $30,000 per month until 2018. We also received an option to purchase the five-acre property on which the club sits within 19 months for approximately $2.4 million.  This property is currently operated as Cabaret North.

8.
We acquired another club in Fort Worth, Texas on June 1, 2010.  The property is leased from a third party for $22,000 per month until 2015. We also received an option to purchase the property on which the club sits within 120 months for approximately $4.5 million, escalating to $5.2 million by the end of the term.  This property is currently operated as XTC Cabaret.

9.
We acquired another club in Fort Worth, Texas on July 16, 2010.  We acquired the building in the purchase.  The land is leased from a third party for $20,000 per month until 2015 with four five-year options thereafter. We also received an option to purchase the land at any time after the 12th anniversary of the lease for fair market value, but in no event less than $3 million.  This property is currently operated as Cabaret East.

Item 3. Legal Proceedings.

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, the Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.  We are awaiting a ruling from the Texas Supreme Court.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2010, the Company has approximately $4 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal Year Ended September 30, 2010

First Quarter	$8.83	$6.97
Second Quarter	$15.45	$9.15
Third Quarter	$13.15	$7.88
Fourth Quarter	$8.79	$6.05

Fiscal Year Ended September 30, 2009

First Quarter	$9.69	$3.56
Second Quarter	$5.69	$2.44
Third Quarter	$7.59	$4.53
Fourth Quarter	$9.03	$5.75

On December 3, 2010, the last sales price for the common stock as reported on the NASDAQ Global Market was $7.22. On December 3, 2010, there were approximately 179 stockholders of record of our common stock (excluding shares held by shareholders in street name).

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our board of directors authorized us to repurchase up to $5,000,000 worth of our common stock.   During the fiscal year ended September 30, 2010, we purchased 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41.  During the fiscal year ended September 30, 2009, we purchased 201,219 shares of common stock in the open market at prices ranging from $2.64 to $6.20.

During the three months ended September 30, 2010, we also purchased 48,000 shares of common stock from put option holders at prices ranging from $6.40 to $7.83 per share.  Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Jul-10	16	$7.78	-	$4,171
Aug-10	73	$6.56	57	$3,812
Sept-10	16	$6.40	-	$3,812
Total for the three months ended Sept 30, 2010	105	$6.72	57	$3,812

Included in the shares purchased were 48,000 shares at a cost of $1,095,000 purchased in connection with our obligations under the exercise of put options during the quarter.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2010:

(in thousands, except per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100	$8.48	0
Equity compensation plans notapproved by security holders	465	$10.25	465

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan will be submitted to the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2010, there are 565,000 stock options outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2010, we completed no transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act").

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock, the NASDAQ Composite Index and a peer group consisting of :BJ’s Restaurant Group, VCGH Holdings and Buffalo Wild Wings. The graph assumes that $100 was invested at inception in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2010 and 2009 and for the years ended September 30, 2010, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2008, 2007 and 2006 and for the years ended September 30, 2007 and 2006 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

(In thousands, except per share data)
Year Ended September 30,	2010	2009	2008	2007	2006
Revenue	$82,987	$75,829	$59,008	$31,088	$24,003
Income (loss) from continuing operations	$(7,641)	$5,795	$7,801	$3,391	$1,910
Fully diluted income (loss) from continuing operations per common share	$(0.81)	$0 .58	$0.93	$0.55	$0.38
Total assets	$148,371	$145,076	$137,069	$42,588	$29,743
Total Rick’s stockholders' equity	$69,939	$70,092	$63,003	$24,043	$13,908
Long-term debt	$42,686	$37,812	$33,557	$14,387	$13,921

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

GENERAL INFORMATION

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of twenty-one adult nightclubs that offer live adult entertainment, restaurant and bar operations. Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North”, one operates as “Jaguars” and one operates as “Cabaret East”.  Additionally, we are awaiting licensing to open another Rick’s Cabaret near DFW International Airport.  Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  No sexual contact is permitted at any of our locations.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how Company accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Company references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Company has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and 40 years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2010, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our recent acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now operated by a partner as “Jaguars Gold Club”), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We have determined that there is a net asset impairment at September 30, 2010, relating to these three nightclub operations.  See Notes to Consolidated Financial Statements.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $5.6 million, $4.5 million and 3.8 million for the year ended September 30, 2010, 2009 and 2008, respectively.

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

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (loss) (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Stock Options

The Company has adopted the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation.

The compensation cost recognized for the year ended September 30, 2010, 2009 and 2008 was $405,229, $96,171 and $157,080, respectively.  There were 20,000, 300,000 and 125,000 stock options exercises for the years ended September 30, 2010,  2009 and 2008, respectively.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

For the fiscal year ended September 30, 2010, we had consolidated total revenues of $83.0 million, compared to consolidated total revenues of $75.8 million for the year ended September 30, 2009. This was an increase of $7.2 million or 9.4%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from certain of our existing clubs, especially from our New York location, offset by a decrease in revenues from our Las Vegas club.  Revenues from nightclub operations for same-location same-period increased by 7.0% and for Internet businesses decreased by 12.3%.

Our operating margin (income (loss) from operations plus impairment of assets, divided by total revenues) was 17.0% for the year ended September 30, 2010 compared to 16.6% for the prior year.

Our income (loss) from continuing operations before income taxes for the year ended September 30, 2010 was $(10.9 million) compared to $8.7 million for the year ended September 30, 2009.  Our income from continuing operations before income taxes, excluding impairment charges for the years ended September 30, 2010 and 2009 was $9.7 million and $9.5 million, respectively.  Our income from continuing nightclub operations (excluding corporate overhead and impairment charges and before income taxes) was $18.2 million for the year ended September 30, 2010 compared with $15.4 million for the year ended September 30, 2009. Our income from operations for our Internet businesses (excluding corporate overhead) was $76,067 for the year ended September 30, 2010 compared with $162,071 for the year ended September 30, 2009. Our income from operations for our nightclub operations for the same-location-same-period increased by 15.1%.

Our net income (loss) was $(8.0 million) for the fiscal year ended September 30, 2010 compared to $5.2 million for the previous year. The decrease in our net income was primarily a result of the impairment of nightclub assets.

Following is our adjusted EBITDA for the years ended September 30:

(in thousands, except per share data)

	2010	2009	2008
Adjusted EBITDA	$17,605	$16,024	$16,516
Diluted adjusted EBITDA per common share	$1.82	$1.70	$1.96
Diluted weighted average common shares outstanding	9,697	9,428	8,413

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net earnings (loss) from continuing operations to adjusted EDITDA are provided below for the years ended September 30:

	2010	2009	2008
Income (loss) from continuing operations	$(7,641)	$5,795	$7,801
Net income from noncontrolling interests	(260)	(294)	31
Income taxes	(3,221)	2,854	3,532
Interest expense	4,473	3,423	2,713
Depreciation and amortization	3,743	3,423	2,439
Impairment of assets	20,511	823	-
Adjusted EBITDA	$17,605	$16,024	$16,516

Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

Following is a comparison of the Company’s income statement for the years ended September 30, 2010 and 2009 with percentages compared to total revenue:
(in thousands)
	2010	%	2009	%

Sales of alcoholic beverages	$33,101	39.9%	$28,679	37.8%
Sales of food and merchandise	6,850	8.3%	6,203	8.2%
Service Revenues	37,725	45.5%	36,310	47.9%
Internet Revenues	562	0.7%	641	0.8%
Media	1,440	1.7%	1,404	1.9%
Other	3,309	4.0%	2,592	3.4%
Total Revenues	82,987	100.0%	75,829	100.0%

Cost of Goods Sold	9,927	12.0%	8,895	11.7%
Salaries & Wages	17,767	21.4%	16,429	21.7%
Stock-based Compensation	405	0.5%	96	0.1%
Taxes and permits	12,367	14.9%	9,396	12.4%
Charge card fees	1,434	1.7%	1,612	2.1%
Rent	4,108	5.0%	3,716	4.9%
Legal & professional	3,071	3.7%	2,963	3.9%
Advertising and marketing	6,740	8.1%	8,174	10.8%
Depreciation and amortization	3,743	4.5%	3,423	4.5%
Insurance	1,125	1.4%	1,100	1.5%
Utilities	1,721	2.1%	1,646	2.2%
Impairment of assets	20,511	24.7%	823	1.1%
Other	6,441	7.8%	5,826	7.7%

Total operating expenses	89,360	107.7%	64,099	84.5%
Income (loss) from continuing operations	(6,373)	-7.7%	11,730	15.5%

Interest income	18	0.0%	16	0.0%
Interest expense	(4,023)	-4.8%	(3,358)	-4.4%
Interest expense - loan origination costs	(450)	-0.5%	(65)	-0.1%
Gain (loss) on change in fair value of derivative instruments	(31)	0.0%	145	0.2%
Gain (loss) on sale of assets and other	(3)	0.0%	181	0.2%
Income (loss) from continuing operations before income taxes	$(10,862)	-13.1%	$8,649	11.4%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2010 was 11.9% of our total revenues from club operations compared to 11.6% for the year ended September 30, 2009. Cost of goods sold for same-location-same-period increased to 11.8% for the year ended September 30, 2010 compared to 11.6% for the year ended September 30, 2009. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2010 was 2.3% compared to 1.5% of related revenues for the year ended September 30, 2009.  The slight increase in costs of goods sold as a percentage of revenues was due to extended happy hours and overall price discounting to attract a higher volume of customers. The Company believes it will continue these practices into 2011.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs in 2010 and late 2009.   The decrease in percentage to total revenues is principally due to management’s continued monitoring of payroll costs during these tougher economic times.   Payroll for same-location-same-period of club continuing operations increased to $14 million for the year ended September 30, 2010 from $13 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The increase in stock-based compensation in 2010 results from the issuance of 465,000 options at September 30, 2010 to employees and Board of Directors.  These options were exercisable immediately, resulting in the related cost being recognized during the 2010 fiscal year.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in percentage in 2010 results principally from the four new clubs in Texas in 2010 and their related patron taxes.  Patron taxes amounted to $2.8 million and $1.8 million for the years ended September 30, 2010 and 2009, respectively.

The decrease in the percentage to revenues of credit card fees relates to a larger amount of chargebacks from certain credit card companies in 2009 and a negotiated decrease in credit card fees in 2010.

Rent expense increased principally due to new leases in three new clubs in Fort Worth.

Legal and professional expenses increased principally due to addition of new clubs, including approximately $88,000 in legal fees related to new acquisitions in 2010.

The decrease in the percentage of advertising and marketing to total revenue is principally due to the decrease in taxi marketing costs in Las Vegas.  The Las Vegas club is still not profitable even with the taxi marketing costs under more control than in the prior year, due principally to the decrease in revenues since the Las Vegas market collapsed after September 2008.  For example, the club we acquired had revenues of approximately $16.6 million in the year ended July 31, 2008, compared to $8.8 million and $9.7 million for the years ended September 30, 2010 and 2009, respectively after we bought it.  The club had adjusted EBITDA (loss) of approximately ($37,000) and ($1.4 million) for the year ended September 30, 2010 and 2009, respectively, compared to pro forma EBITDA of $2.6 million for the year ended July 31, 2008.

Depreciation and amortization increased approximately $320,000 from the year ended September 30, 2010, due to the new clubs purchased.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2010 and 2009 to finance the purchase of the new clubs and other real estate, as well as the $2 million increase from the new convertible debt in 2010.  Also included in interest expense in 2010 is the write off of the unamortized portion of certain loan origination costs relating to our redeemed convertible debt, amounting to $274,425.  As of September 30, 2010, the balance of long-term debt was $42.7 million compared to $37.8 million a year earlier.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at September 30, 2010.

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

In previous filings, we recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we decided to renovate and reopen the club and we relaunched it with a new concept in April 2010.  When the club was not immediately successful, we closed the club again in July 2010.  The club reopened again in September 2010, operating as “Jaguars Gold Club”  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding these discontinued operations:

Revenues of discontinued operations amounted to $0 and $429,691 for the years ended September 30, 2010 and 2009, respectively.

(in thousands)	Year Ended September 30,
	2010	2009	2008
Loss from discontinued operations	$(88)	$(225)	$(263)
Loss on sale of discontinued operations	-	(226)	-
Income tax - discontinued operations	31	158	92
Total loss from discontinued operations, net of tax	$(57)	$(293)	$(171)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

(in thousands)	September 30,
	2010	2009
Current assets	$30	$60
Property and equipment	115	146
Other assets	3	4
Current liabilities	(14)	(19)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$101	$158

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

For the fiscal year ended September 30, 2009, we had consolidated total revenues of $75.8 million, compared to consolidated total revenues of $59 million for the year ended September 30, 2008. This was an increase of $16.8 million or 28.5%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from certain of our existing clubs, especially from our New York location. Revenues from nightclub operations for same-location same-period decreased by 4.1% and for Internet businesses decreased by a negligible amount.

Our operating margin (income from operations divided by total revenues) was 16.6% for the year ended September 30, 2009 compared to 23.7% for the prior year. The decrease was due principally to the poor U.S. economy in 2009 and the poor results from our Las Vegas club, due to the steep dive in the Las Vegas economy.

Our income from continuing operations before income taxes for the year ended September 30, 2009 was $8.7 million compared to $11.3 million for the year ended September 30, 2008. The decrease was primarily due to the same factors discussed in the previous paragraph.  Our income from continuing nightclub operations (excluding corporate overhead and before income taxes) was $15.4 million for the year ended September 30, 2009 compared with $17.4 for the year ended September 30, 2008. Our income from operations for our Internet businesses (excluding corporate overhead) was $162,071 for the year ended September 30, 2009 compared with $148,194 for the year ended September 30, 2008. Our income from operations for our nightclub operations for the same-location-same-period decreased by 12.1%.

Our net income was $5.2 million for the fiscal year ended September 30, 2009 compared to $7.7 million for the previous year. The decrease in our net income was primarily a result of the factors discussed in the paragraphs above.

Following is a comparison of the Company’s income statement for the years ended September 30, 2010 and 2009 with percentages compared to total revenue:

Following is a comparison of the Company’s income statement for the years ended September 30, 2010 and 2009 with percentages compared to total revenue:

(in thousands)	2009	%	2,008%

Sales of alcoholic beverages	$28,679	37.8%	$21,764	36.9%
Sales of food and merchandise	6,203	8.2%	5,145	8.7%
Service Revenues	36,310	47.9%	28,362	48.1%
Internet Revenues	641	0.8%	716	1.2%
Media	1,404	1.9%	801	1.4%
Other	2,592	3.4%	2,220	3.8%
Total Revenues	75,829	100.0%	59,008	100.0%

Cost of Goods Sold	8,895	11.7%	6,796	11.5%
Salaries & Wages	16,429	21.7%	13,485	22.9%
Stock-based Compensation	96	0.1%	157	0.3%
Taxes and permits	9,396	12.4%	7,365	12.5%
Charge card fees	1,612	2.1%	1,060	1.8%
Rent	3,716	4.9%	2,371	4.0%
Legal & professional	2,963	3.9%	1,629	2.8%
Advertising and marketing	8,174	10.8%	2,510	4.3%
Depreciation and amortization	3,423	4.5%	2,439	4.1%
Insurance	1,100	1.5%	845	1.4%
Utilities	1,646	2.2%	1,218	2.1%
Impairment of assets	823	1.1%	-	0.0%
Other	5,826	7.7%	5,147	8.7%

Total operating expenses	64,099	84.5%	45,022	76.3%
Income from continuing operations	11,730	15.5%	13,986	23.7%

Interest income	16	0.0%	60	0.1%
Interest expense	(3,358)	-4.4%	(2,713)	-4.6%
Interest expense - loan origination costs	(65)	-0.1%	-	0.0%
Gain (loss) on change in fair value of derivative instruments	145	0.2%	-	0.0%
Gain (loss) on sale of assets and other	181	0.2%	-	0.0%
Income from continuing operations before income taxes	$8,649	11.4%	$11,333	19.2%

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  Patron taxes amounted to $1.7 million and $1.3 million for the years ended September 30, 2009 and 2008, respectively.

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

The increase in the percentage of advertising and marketing to total revenue is principally due to the addition of our new club in Las Vegas with its taxi costs and increases in our overall marketing campaign to attempt to increase volume of customer traffic to all locations.

Depreciation and amortization increased due to the new clubs purchased during the 2008 fiscal year.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2009 and 2008 to finance the purchase of the new clubs and related real estate.  As of September 30, 2009, the balance of long-term debt was $37.8 million compared to $33.6 million a year earlier, but a substantial portion of the new debt was entered into during the quarter ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had working capital of $5.7 million compared to working capital of $4.9 million as of September 30, 2009. Because of the large volume of cash we handle, stringent cash controls have been implemented. The increase in working capital was primarily due to working capital provided by operations and financing activities, net of uses of working capital for investing purposes. At September 30, 2010, our cash and cash equivalents were $19.2 million compared to $12.9 million at September 30, 2009.

Our depreciation for the year ended September 30, 2010 was $3.4 million compared to $3.1 million for the year ended September 30, 2009. Our amortization for the year ended September 30, 2010 was $413,992 compared to $341,076 for the year ended September 30, 2009.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2010	2009	2008
Net cash provided by operating activities	$17,377	$8,948	$14,779
Net cash used in investing activities	(12,816)	(3,806)	(38,691)
Net cash provided by financing activities	1,757	2,204	26,497
Net increase in cash and cash equivalents	$6,318	$7,346	$2,585

The increase in cash provided by operating activities was primarily due to the increase in cash flows from the operations in 2010 (net loss plus noncash impairment and depreciation) and from the nonpayment of Texas Patron Taxes. The increase in cash used in investing activities and cash provided by financing activities relates primarily to acquisitions of businesses.

We require capital principally for the acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Debt Financing:

On August 6, 2009, we completed the sale of an aggregate of $7.2 million in 10% Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Debentures bear interest at the rate of 10% per annum and mature on August 4, 2012.  The Debentures are payable with one initial payment of interest only due February 4, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the Debentures may be converted into shares of the Company’s common stock at $8.75 per share.  The Debentures are redeemable by us at any time if the closing price of its common stock for 20 consecutive trading days is at least $11.50 per share.  The Debentures provide that an event of default occurs if: we should fail to pay any principal or interest when due; we should fail to convert any Debenture when required; we should fail to observe or perform any covenant or agreement contained within the Debenture; there are cross defaults to other indebtedness in excess of $1,000,000; there is a reorganization, liquidation, voluntary or involuntary bankruptcy or insolvency proceedings or other bankruptcy default; or a final unsatisfied judgment not covered by insurance aggregating an excess of $1 million occurs against us and is not stayed, bonded or discharged within seventy-five days.

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

On April 16, 2010, the Company sent a Notice of Redemption to all of the Holders, thereby exercising its right to redeem all of the 2009 Debentures, including the entire outstanding principal amount of all the 2009 Debentures and any accrued but unpaid interest thereon.  Upon receipt of such Notice of Redemption, all of the Holders exercised their right to convert the principal amount plus all accrued but unpaid interest thereon of the 2009 Debentures at the conversion price of $8.75 per share in lieu of receiving a cash payment (pursuant to the terms of the 2009 Debentures), effective as of May 3, 2010.  Accordingly, on May 4, 2010, the Company issued an aggregate of 842,972 shares of its common stock to these Holders, in conversion of an aggregate of $7.2 million of outstanding principal and an aggregate of $176,000 of outstanding interest on such 2009 Debentures.  As a result of this conversion, the Company made no cash payments to the Holders in connection with the Notice of Redemption.  Concurrent with the retirement of the debt, the Company was required to write off, as interest expense, the unamortized portion of its related loan origination costs, amounting to $274,425.

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

In connection with the sale of the 2010 Debentures in June 2010, the Company also issued an aggregate of 179,513 warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s 2010 Debenture is convertible.  The Warrants have an exercise price of $10.25 and expire on June 25, 2013.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $14.35.

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

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2010.

(in thousands)

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$42,686	$7,883	$5,494	$13,541	$1,666	$3,659	$10,443
Interest payments	13,357	3,802	3,172	2,320	1,659	1,381	1,023
Operating leases	21,979	3,898	3,888	2,956	2,448	1,651	7,138

Put Options

As part of certain of our acquisition transactions, we have entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller shall have the right, but not the obligation, to have us purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the seller, then the seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the seller receives from the sale of the Monthly Shares and the value of the shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the seller has received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller may not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Puts” the shares to us or sells them in the open market or otherwise.

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $7.8 million at September 30, 2010.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2010 of $7.28 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2010.)

For the Year Ended September 30:
(in thousands)
2011	$3,097
2012	2,112
2013	142

Total	$5,351

Each $1.00 per share movement of our stock price has an aggregate effect of $336,000 on the total obligation.

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

The following table presents a summary of such indicators:

(in thousands)		Increase		Increase
Year Ended September 30,	2010	(Decrease)	2009	(Decrease)	2008
Sales of alcoholic beverages	$33,101	15.4%	$28,679	31.8%	$21,764
Sales of food and merchandise	6,850	10.4%	6,203	20.6%	5,145
Service revenues	37,725	3.9%	36,310	28.0%	28,362
Internet revenues	562	-12.3%	641	-10.5%	716
Media revenues	1,440	2.6%	1,404	75.3%	801
Other	3,309	27.7%	2,592	16.8%	2,220
Total revenues	$82,987	9.4%	$75,829	28.5%	$59,008
Net cash provided by operating activities	$17,377	94.2%	$8,948	-39.5%	$14,779
Adjusted EBITDA*	$17,605	9.9%	$16,024	-3.0%	$16,516
Long-term debt	$42,686	12.9%	$37,812	12.7%	$33,557

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ending September 30, 2008, no shares were purchased under this program. During the fiscal year ended September 30, 2010, we purchased 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41 and during the fiscal year ended September 30, 2009, we purchased 201,219 shares of common stock in the open market at prices ranging from $2.64 to $6.20.  Under the Board's authority, we have $3.8 million remaining to purchase additional shares.

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

During fiscal 2008, we acquired a media division for a total cost of $1.1 million. This acquisition was funded primarily through issuance of our restricted common stock valued at $369,754, and $700,000 in cash. This media operation had total revenues of approximately $1.4 million, $1.4 million and $801,000 for fiscal years 2010, 2009 and 2008, respectively and net losses of approximately $156,000, $242,000 and $28,000.

During fiscal 2008, we acquired five existing nightclub operations and 49% of an existing nightclub operation for a total cost of $69.8 million, including real property of $14.8 million. These acquisitions were funded primarily through indebtedness of $21 million, including real property debt of $8 million, issuance of our restricted common stock valued at $13 million, $701,711 in debt forgiveness, and $35.4 million in cash. These nightclub operations had total revenues of approximately $41.6 million, $40.7 million and $22.6 million for fiscal years 2010, 2009 and 2008, respectively, and pretax income (loss) of approximately $(8.2) million (including impairment charges), $6.7 million and $7.4 million.

During fiscal 2009, we acquired one nightclub operation for cash of approximately $2.4 million.  The closing occurred on September 30, 2009; therefore, there are no operations of the acquired company in the accompanying consolidated statement of operations.

During fiscal 2010, we acquired three existing nightclub operations for a total cost of approximately $9.2 million, including real property of approximately $4.6 million. These acquisitions were funded primarily with cash of approximately $5.9 million, real property debt of approximately $2.5 million, and a seller’s common stock which we owned, valued at approximately $795,000. These nightclub operations had total revenues of approximately $2.8 million for fiscal year 2010, and net income before taxes of approximately $176,000.

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

In addition to their strong cash flow, the acquisition of the Media Division has enabled us to create new marketing synergies with major industry product suppliers and new national advertising opportunities. It also provides us with additional diversification of our revenue and income streams while remaining within our core competency.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The only items in our financial statements applicable to this section are put options which are reported in our balance sheet as derivative liabilities and temporary equity.  The disclosure required by this section is contained in “Put Options” above.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on Page 37.

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries (the “Company”), as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in permanent stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2010, expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas
December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rick’s Cabaret International, Inc.

We have audited Rick’s Cabaret International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in permanent stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2010, and our report dated December 14, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas
December 14, 2010

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$19,168	$12,850
Accounts receivable:
Trade, net	888	777
Other, net	204	137
Inventories	1,264	1,232
Deferred tax asset	1,504	120
Prepaid expenses and other current assets	951	726
Assets of discontinued operations	148	210
Total current assets	24,127	16,052

Property and equipment, net	59,559	48,300

Other assets:
Goodwill and indefinite lived intangibles, net	62,076	78,331
Definite lived intangibles, net	1,197	1,161
Other	1,412	1,232
Total other assets	64,685	80,724

Total assets	$148,371	$145,076

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$731	$788
Accrued liabilities	4,529	2,414
Texas patron tax liability	3,955	1,163
Current portion of derivative liabilities	1,276	886
Current portion of long-term debt	7,883	5,856
Liabilities of discontinued operations	47	52
Total current liabilities	18,421	11,159

Deferred tax liability	15,566	18,581
Other long-term liabilities	719	642
Long-term debt	34,803	31,956
Derivative liabilities at fair value, less current portion	1,243	2,456
Total liabilities	70,752	64,794

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 198 and 317 shares, respectively	4,366	6,871

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,766 and 8,880 shares issued and outstanding, respectively	98	89
Additional paid-in capital	62,326	54,530
Retained earnings	7,515	15,473
Total Rick’s permanent stockholders’ equity	69,939	70,092
Noncontrolling interests	3,314	3,319
Total permanent stockholders’ equity	73,253	73,411

Total liabilities and stockholders’ equity	$148,371	$145,076

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(in thousands, except per share data)	2010	2009	2008

Revenues:
Sales of alcoholic beverages	$33,101	$28,679	$21,764
Sales of food and merchandise	6,850	6,203	5,145
Service revenues	37,725	36,310	28,362
Internet revenues	562	641	716
Media revenues	1,440	1,404	801
Other	3,309	2,592	2,220
Total revenues	82,987	75,829	59,008

Operating expenses:
Cost of goods sold	9,927	8,895	6,796
Salaries and wages	17,767	16,429	13,485
Stock-based compensation	405	96	157
Other general and administrative:
Taxes and permits	12,367	9,396	7,365
Charge card fees	1,434	1,612	1,060
Rent	4,108	3,716	2,371
Legal and professional	3,071	2,963	1,629
Advertising and marketing	6,740	8,174	2,510
Depreciation and amortization	3,743	3,423	2,439
Insurance	1,125	1,100	845
Utilities	1,721	1,646	1,218
Impairment of assets	20,511	823	-
Other	6,441	5,826	5,147
Total operating expenses	89,360	64,099	45,022

Income (loss) from operations	(6,373)	11,730	13,986

Other income (expense):
Interest income	18	16	60
Interest expense	(4,023)	(3,358)	(2,713)
Interest expense – loan origination costs	(450)	(65)	-
Gain (loss) on change in fair value of derivative instruments	(31)	145	-
Gain (loss) on sale of property and other	(3)	181	-

Income (loss) from continuing operations before income taxes	(10,862)	8,649	11,333
Income taxes	(3,221)	2,854	3,532

Income (loss) from continuing operations	(7,641)	5,795	7,801
Loss from discontinued operations, net of income taxes	(57)	(293)	(171)

Net income (loss)	(7,698)	5,502	7,630
Less: net income attributable to noncontrolling interests	(260)	(294)	31
Net income (loss) attributable to Rick’s Cabaret International, Inc.	$(7,958)	$5,208	$7,661

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income (loss) from continuing operations	$(0.81)	$0.59	$0.99
Loss from discontinued operations	(0.01)	(0.03)	(0.02)
Net income (loss)	$(0.82)	$0.56	$0.97
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income (loss) from continuing operations	$(0.81)	$0.58	$0.93
Loss from discontinued operations	(0.01)	(0.03)	(0.02)
Net income (loss)	$(0.82)	$0.55	$0.91

Weighted average number of common shares outstanding:
Basic	9,697	9,266	7,931
Diluted	9,697	9,428	8,413

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2010, 2009 and 2008
(in thousands)

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 30, 2007	6,903	$69	$22,644	$20	$2,604	909	$(1,294)	$148	$24,191

Shares issued	3,183	32	43,561	-	-	-	-	-	43,593
Change in temporary equity	(397)	(4)	(12,482)	-	-	-	-	-	(12,486)
Beneficial conversion	-	-	68	-	-	-	-	-	68
Stock-based compensation	-	-	157	-	-	-	-	-	157
Minority interests in acquisitions	-	-	-	-	-	-	-	3,358	3,358
Payments to noncontrolling interests	-	-	-	-	-	-	-	(150)	(150)
Net income	-	-	-	-	7,661	-	-	(31)	7,630
Change in available-for-sale securities	-	-	-	(33)	-	-	-	-	(33)
Comprehensive income	-	-	-	-	-	-	-	-	7,597
Balance at September 30, 2008	9,689	97	53,948	(13)	10,265	909	(1,294)	3,325	66,328
Stock options exercised	300	3	745	-	-	-	-	-	748
Change in temporary equity	-	-	547	-	-	-	-	-	547
Issuance of warrants	-	-	539	-	-	-	-	-	539
Purchase of treasury shares	-	-	-	-	-	304	(1,486)	-	(1,486)
Cancelled treasury shares	(1,109)	(11)	(2,769)	-	-	(1,213)	2,780	-	-
Stock-based compensation	-	-	96	-	-	-	-	-	96
Record derivative liability	-	-	1,424	-	-	-	-	-	1,424
Payments to noncontrolling interests	-	-	-	-	-	-	-	(300)	(300)
Change in available-for-sale securities	-	-	-	13	-	-	-	-	13
Net income	-	-	-	-	5,208	-	-	294	5,502
Comprehensive income	-	-	-	-	-	-	-	-	5,515

Balance at September 30, 2009	8,880	89	54,530	-	15,473	-	-	3,319	73,411
Stock options exercised	20	-	56	-	-	-	-	-	56
Change in temporary equity	29	-	1,045	-	-	-	-	-	1,045
Common stock issued for debt and interest	895	9	7,454	-	-	-	-	-	7,463
Issuance of warrants	-	-	435	-	-	-	-	-	435
Purchase of treasury shares	-	-	-	-	-	198	(1,599)	-	(1,599)
Cancelled treasury shares	(58)	-	(1,599)	-	-	(198)	1,599	-	-
Stock-based compensation	-	-	405	-	-	-	-		405
Payments to noncontrolling interests	-	-	-	-	-	-	-	(265)	(265)
Net loss	-	-	-	-	(7,958)	-	-	260	(7,698)

Balance at September 30, 2010	9,766	$98	$62,326	$-	$7,515	$-	$-	$3,314	$73,253

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,958)	$5,208	$7,661
Loss from discontinued operations	57	293	171
Income (loss) from continuing operations	(7,901)	5,501	7,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,743	3,423	2,439
Deferred taxes	(5,506)	853	1,448
(Gain) loss on sale of assets	3	(181)	-
Impairment of assets	20,511	823	-
Amortization of note discount	143	30	30
(Gain) loss on change in fair value of derivative instruments	31	(145)	-
Write-off of prepaid loan origination costs	274	-	-
Beneficial conversion	23	23	38
Noncontrolling interests	260	294	(31)
Deferred rents	78	104	118
Issuance of stock for interest expense	-	-	107
Stock compensation expense	405	96	157
Issuance of stock for non-employee services	-	-	137
Other	-	13	83
Changes in operating assets and liabilities:
Accounts receivable	(179)	(52)	95
Inventories	(10)	487	(834)
Prepaid expenses and other assets	(47)	(1,038)	(254)
Accounts payable and accrued liabilities	5,548	(1,324)	3,500
Cash provided by operating activities of continuing operations	17,376	8,907	14,865
Cash used in operating activities of discontinued operations	1	41	(86)
Net cash provided by operating activities	17,377	8,948	14,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	729	36
Acquisition of marketable securities	(1,009)	-	-
Additions to property and equipment	(5,956)	(2,121)	(3,119)
Acquisition of businesses, net of cash acquired	(5,851)	(2,434)	(35,651)
Payments from notes receivable	-	25	64
Cash used in investing activities of continuing operations	(12,816)	(3,801)	(38,670)
Cash used in investing activities of discontinued operations	-	(5)	(21)
Net cash used in investing activities	(12,816)	(3,806)	(38,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	27,503
Proceeds from stock options exercised	56	747	348
Proceeds from long-term debt	8,740	7,200	2,150
Purchase of put options and payments on derivative instrument	(2,697)	(1,149)	-
Payments on long-term debt	(2,478)	(2,808)	(3,354)
Purchase of treasury stock	(1,599)	(1,486)	-
Distribution to minority interests	(265)	(300)	(150)
Cash provided by financing activities of continuing operations	1,757	2,204	26,497

NET INCREASE IN CASH	6,318	7,346	2,585
CASH AT BEGINNING OF PERIOD	12,850	5,504	2,919
CASH AT END OF PERIOD	$19,168	$12,850	$5,504
CASH PAID DURING PERIOD FOR:
Interest	$3,192	$3,216	$2,240
Income taxes	$1,001	$2,833	$171

Non-cash transactions:

In June 2010, the Company issued detachable warrants in conjunction with debt to acquire 179,513 common shares of the Company.  The warrants were valued at $434,571 and this amount is classified as a discount on the related debt with the offset to additional paid-in capital and amortized over the life of the debt.

During the year ended September 30, 2010, the Company retired certain debt and accrued interest aggregating $7,463,074 in exchange for 895,255 shares of the Company’s common stock.

During the year ended September 30, 2010, the Company retired 197,950 shares of treasury stock at a cost aggregating $1.6 million.

During the year ended September 30, 2010, the Company incurred debt amounting to approximately $4.7 million in connection with acquiring businesses and real estate.

In June 2009, the Company retired its treasury stock amounting to $2.8 million by a charge to additional paid-in capital.

In April 2009, the Company acquired 15,218 of its shares subject to put options with notes payable totaling $350,000.

In April 2009, the Company transferred $5.2 million from temporary equity and recorded the fair value of the resulting derivative financial instrument of $3.8 million.  The difference was recognized in additional paid-in capital.

In March 2009, the Company sold 100% of the common stock of Texas S&I which owned and operated the Encounters nightclub for $40,000, including a note for $35,000.

In August 2009, the Company issued $7.2 million in convertible debentures and issued common stock warrants to the creditors.  The warrants were valued at $539,178 and the unamortized portion is recognized as a discount on the related debt in the accompanying balance sheet.

During the year ended September 30, 2008, the Company purchased Stellar Management Corporation and Miami Gardens Square One, Inc., owner/operator of Tootsie’s Cabaret in Florida for $25.5 million (which includes inventories and other assets), payable to the sellers $15.5 million in cash, $10 million pursuant to two secured promissory notes in the amount of $5 million each, plus estimated transaction costs of $175,000.

During the year ended September 30, 2008, the Company purchased an aircraft through the issuance of a note payable of $1.6 million.

During the year ended September 30, 2008, in connection with the acquisition of the remaining 49% of Playmates Gentlemen’s Club LLC, the Company issued 35,000 common shares valued at $700,000.

During the year ended September 30, 2008, the Company purchased The End Zone, Inc., owner/operator of Crazy Horse Too Cabaret in Philadelphia for $8 million payable to the sellers $3.5 million in cash and $4.5 million pursuant to the issuance of 195,000 shares of restricted common stock.

During the year ended September 30, 2008, the Company purchased Hotel Development Ltd., owner/operator of The Executive Club in Dallas, Texas for a total purchase price of $3.6 million, which was paid through the issuance of 152,082 shares of the Company’s restricted common stock and $46,490 in cash. The Company also purchased the real property associated with the club, for a total consideration of $5.6 million, which was paid (i) $4.3 million, payable $610,000 in cash and $3.6 million through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of the Company’s restricted common stock to be valued at $23.50 per share.

During the year ended September 30, 2008, the Company acquired three entities to form a media division for a total consideration of $1.1 million, consisting of $700,000 in cash and 21,740 shares of restricted common stock.

During the year ended September 30, 2008, the holders of convertible debentures converted $825,000 of principal into 125,953 shares of the Company’s restricted common stock.

During the year ended September 30, 2008, the holder of a convertible debenture converted $784,922 of principal and interest into 156,116 shares of restricted common stock.

During the year ended September 30, 2008, the Company purchased the assets of North by East Entertainment Ltd., owner/operator of the Platinum Club II in Dallas, Texas for a total purchase price of $1.5 million cash. As part of the transaction, the Company also acquired the real property associated with the club for a total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a five-year promissory note. The Company also incurred acquisition costs of $69,998, which was paid in cash.

During the year ended September 30, 2008, the Company purchased the assets of DI Food & Beverage of Las Vegas, LLC, owner/operator of the Scores Club in Las Vegas, Nevada for a total purchase price of $18.1 million, payable through the issuance of a promissory note in the amount of $3 million, the issuance of 200,000 shares of the Company’s restricted common stock, and $12.1 million in cash. The Company also incurred acquisition costs of $326,830, which was paid in cash.

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Changes in Accounting

On January 1, 2009, the Company adopted an amendment to ASC 810, Consolidation, which requires certain changes to the presentation of our financial statements. This amendment requires the Company to classify earnings attributable to noncontrolling interests (previously referred to as “minority interests”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests as part of shareholders’ equity. The net earnings amounts we have previously reported are now presented as "Net earnings attributable to Rick’s Cabaret International, Inc.". Similarly, in our presentation of shareholders’ equity, we distinguish between equity amounts attributable to Rick’s shareholders and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareholders’ equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies - continued

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

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and 40 years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period.

Goodwill and Intangible Assets and Impairment of Long-Lived Assets

FASB ASC 350, Goodwill and Other Intangibles Assets, addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment, or sooner if there is an indication of impairment. The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2010, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  Certain of the Company’s recent acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now operated as “Jaguars Gold Club”), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues,

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies - continued

Goodwill and Intangible Assets and Impairment of Long-Lived Assets - continued

such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   The value of these assets was determined utilizing a net asset value approach since these clubs are not currently producing cash flows.  As of September 30, 2010, the Company recognized $20.5 million as a net asset impairment on these properties.  All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3.8 million in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The related put options were recognized in temporary equity in the amount of $5.2 million at the time they were issued.  The difference between that amount and the value of the derivative of $3.8 million, amounting to $1.4 million, was included in additional paid-in capital. The fair value of the derivative liabilities as of September 30, 2010 were estimated to be $2.5 million in accordance with FASB ASC 820, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	2.00 years
Expected dividend yield	-
Risk free rate	0.42%

The gain (loss) for the years ended September 30, 2010 and 2009 recognized in earnings amounted to $(31,314) and $145,374, respectively.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies – continued

Comprehensive Income

The Company reports comprehensive income (loss) in accordance with the provisions of FASB ASC 220, Reporting Comprehensive Income. Comprehensive income (loss) consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of changes in permanent stockholders’ equity.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $5.6 million, $4.5 million and $3.8 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies – continued

Put Options

In certain situations, the Company has issued restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480, Distinguishing Liabilities from Equity as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity.  Also see “Derivative Financial Instruments” above.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted earnings per share (“EPS”) considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (loss) (as adjusted for interest expense, that would no longer occur if the debentures were converted).

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies - continued

Earnings (loss) Per Common Share - continued

Net earnings (loss) applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:

(in thousands, except per share data)	FOR THE YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$(7,901)	$5,501	$7,832
Loss from discontinued operations, net of income taxes	(57)	(293)	(171)
Net income attributable to Rick's shareholders	$(7,958)	$5,208	$7,661
Average number of common shares outstanding	9,697	9,266	7,931
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$(0.81)	$0.59	$0.99
Discontinued operations	$(0.01)	$(0.03)	$(0.02)
Net income (loss) attributable to Rick's shareholders	$(0.82)	$0.56	$0.97
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$(7,901)	$5,501	$7,832
Adjustment to net earnings from assumed conversion of debentures (1)	-	-	-
Adjusted income (loss) from continuing operations	(7,901)	5,501	7,832
Discontinued operations	(57)	(293)	(171)
Adjusted net income (loss) attributable to Rick's shareholders	$(7,958)	$5,208	$7,661
Average number of common shares outstanding:
Common shares outstanding	9,697	9,266	7,931
Potential dilutive shares resulting from exercise of warrants and options (2)	-	162	367
Potential dilutive shares resulting from conversion of debentures (3)	-	-	115
Total average number of common shares outstanding used for dilution	9,697	9,428	8,413
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$(0.81)	$0.58	$0.93
Discontinued operations	$(0.01)	$(0.03)	$(0.02)
Net income (loss) attributable to Rick's shareholders	$(0.82)	$0.55	$0.91

*EPS may not foot due to rounding.
 Additional shares for options, warrants and debentures amounting to 247,811 for the year ended September 30, 2010 were not considered since they would be antidilutive.

(1)  Represents interest expense on dilutive convertible securities tha would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3)  Convertible debentures (principal and accrued interest) outstanding at September 30, 2010, 2009 and 2008 totaling $9,565, $7,892 and $1,101, respectively, were convertible into common stock at a price of $10.25 and $12.00 in 2010, $8.75 and $12.00 per share in 2009 and $12.00 and $25.32 in 2008. No debentures were dilutive in 2010 and 2009 and debentures convertible into 115 shares were dilutive in 2008.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies – continued

Stock Options

At September 30, 2010, the Company has stock options outstanding, which are described more fully in Note I.  The Company accounts for its stock options under the recognition and  measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation.   The compensation cost recognized for the year ended September 30, 2010, 2009 and 2008 was $405,229, $96,171 and $157,080, respectively. There were 20,000, 300,000 and 125,000 stock option exercises for the years ended September 30, 2010, 2009 and 2008, respectively.

Fair Value Accounting

In December 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which required the Company to adopt these provisions in fiscal 2010.

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

Impact of Recently Issued Accounting Standards

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

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

B.	Summary of Significant Accounting Policies – continued

Impact of Recently Issued Accounting Standards - continued

reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of October 1, 2011, the remaining new disclosure requirements are effective as of October 1, 2010.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, particularly in relation to discontinued operations.

D.	Property and Equipment

Property and equipment consisted of the following:

	September 30,
(in thousands, except per share data)	2010	2009

Buildings and land	$38,818	$33,135
Leasehold improvements	16,619	11,199
Furniture	3,004	2,170
Equipment	14,995	12,363
Total property and equipment	73,346	58,867
Less accumulated depreciation	13,877	10,567

Property and equipment, net	$59,559	$48,300

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)		September 30,
		2010	2009

Indefinite useful lives:
Goodwill		$20,931	$37,071
Licenses		41,145	41,260

	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	64	82
Unamortized non-compete agreements	5 years	1,133	1,079

Total goodwill and intangible assets		$63,273	$79,492

(in thousands, except per share data)	2010		2009
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$41,260	$37,071	$39,298	$36,336
Change in tax basis of assets	(14)	1,359	-	687
Impairment	(2,101)	(18,112)	-	-
Intangibles acquired	2,000	613	1,962	48
Ending balance	$41,145	$20,931	$41,260	$37,071

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2010 for each of the years in the five-year period ending September 30, 2015 and thereafter is (in thousands): 2011 - $460, 2012 - $387, 2013 - $214, 2014 - $82, 2015 - $36, and thereafter - $18.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  Impairment of intangible assets was  $823,090 as of September 30, 2009.

Impairment of net assets for the year ended September 30, 2010 was as follows:

(in thousands)
	Las Vegas	Philadelphia	Austin	Total
Impairment of license	$-	$3,574	$-	$3,574
Impairment of goodwill	16,023	-	617	16,640
Impairment of property and equipment	297	-	-	297
	$16,320	$3,574	$617	$20,511

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

F.	Long-term Debt

		September 30,
(in thousands)		2010	2009

Notes payable at 9-11%, mature August 2015	*	$1,839	$1,961
Notes payable at 10%, mature December 2014 and January 2015	*	2,548	2,627
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		114	163
Note payable at 7.5%, matures August 2011	*	828	875
Convertible note payable at 4%, matures May 2010, collateralized by assets of RCI Entertainment New York, Inc.		-	267
Note payable at 7%, matures December 2019	*	312	336
Note payable at 7.25%, matures May 2013	*	1,676	1,903
Notes payable at 14%, mature November 30, 2010, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.		10,000	10,000
Note payable at 6.15%, matures February 2028, collateralized by an aircraft		1,454	1,498
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2010), matures April 2013	*	3,439	3,526
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2010), matures June 2013	*	4,129	4,232
Note payable at 8%		2,422	2,894
Convertible note payable at 10%, matures October 2010	*	123	560
4% notes payable converted from put options		105	279
Note payable at 7%, matures April 2025	*	2,165	-
Note payable at 6.3%, matures June 2030, collateralized by an aircraft		515	-
Notes payable at 4.75%-7.25%, mature December 2014 and September 2019	*	2,213	-
10% convertible debentures		8,804	6,691
Total debt		42,686	37,812

Less current portion		7,883	5,856

Total long-term debt		$34,803	$31,956

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

F.	Long-term Debt - continued

On October 12, 2007, the Company borrowed $1 million from an investment company under terms of a 10% convertible debenture. Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008. The debenture is subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest. The debenture plus any outstanding convertible interest is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $12 per share.  The principal balance at September 30, 2010 is $122,583.

 On April 29, 2009, the Company entered into a modification to two secured promissory notes whereby the due date for the $5 million of principal due and payable by the Company under each note was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470, Debt.

On September 30, 2010, the two secured promissory notes were modified again.  Under the modified terms the promissory notes become 10 year amortized facilities that provides for equal monthly payments and will be fully paid on September 30, 2020, rather than a balloon payment for the entire amount that would have been due on Nov. 30, 2012.  Interest on the modified note remains at 14 percent.  The Company paid each holder $50,000 as consideration for entering into the extension.

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a five (5) year promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.

On September 5, 2008, as part of the purchase of a club in Las Vegas, Nevada (formerly known as “Scores”), the Company obtained an unsecured promissory note in the amount of $3 million bearing simple interest at the rate of 8% per annum with a five year amortization, with the initial monthly payment due in April 2009 and a balloon payment of all then outstanding principal and interest upon the expiration of two (2) years from the execution of the note.  As a result of a dispute between the Company and the note holders, the balloon payment was not made as scheduled in September 2010 and the Company is in dispute with the holder of the note.

On August 6, 2009, the Company completed the sale of an aggregate of $7.2 million in 10% Convertible Debentures (the “2009 Debentures”) to certain accredited investors (the “Holders”).  On April 16, 2010, the Company sent a Notice of Redemption to all of the Holders, thereby exercising its right to redeem all of the 2009 Debentures, including the entire outstanding principal amount of all the 2009 Debentures and any accrued but unpaid interest thereon.  Upon receipt of such Notice of Redemption, all of the Holders exercised their right to convert the principal amount plus all accrued but unpaid interest thereon of the 2009 Debentures at the conversion price of $8.75 per share in lieu of receiving a cash payment (pursuant to the terms of the 2009 Debentures), effective as of May 3, 2010.  Accordingly, on May 4, 2010, the Company issued an aggregate of 842,972 shares of its common stock to these Holders, in conversion of an aggregate of $7.2 million of outstanding principal and an aggregate of $176,000 of outstanding interest on such 2009 Debentures.  As a result of this conversion, the Company made no cash payments to the Holders in connection with the Notice of Redemption.  Concurrent with the retirement of the debt, the Company was required to write off, as interest expense, the unamortized portion of its related loan origination costs, amounting to $274,425.

In connection with the sale of the Debentures, the Company also issued an aggregate of 164,569 detachable warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

F.	Long-term Debt – continued

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

The fair value of the warrants has been recognized as a discount to the debt and was being amortized as interest expense over the life of the debt.  Upon conversion, the unamortized portion of the discount amounting to $404,383 was charged to additional paid-in capital.

In connection with the acquisition of Joy Club of Austin in December 2009 (Note N), the Company assumed and entered into certain notes payable aggregating $2.5 million.  These notes bear interest at rates ranging from 4.75% to 7.25% and are payable in monthly installments aggregating $42,461, including interest.  The notes mature in December 2014 and September 2019.

In April 2010, the Company acquired the real estate for the club in Austin, Texas formerly known as Rick’s Cabaret, now operated as Jaguars Gold Club.  In connection with the purchase, the Company executed a note to the seller amounting to $2.2 million. The note is collateralized by the real estate and is payable in monthly installments through April 2013 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%.

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bears interest at 6.30% with monthly principal and interest payments of $3,803 beginning July 2010. The note matures in June 2030.

On June 25, 2010, the Company completed the sale of an aggregate of approximately $9.2 million in 10% Convertible Debentures (the “2010 Debentures”) to certain accredited investors (the “2010 Holders”).  The 2010 Debentures bear interest at the rate of 10% per annum and mature on June 25, 2013.  The 2010 Debentures are payable with one initial payment of interest only due December 26, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the 2010 Holders, the principal amount of the 2010 Debentures and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share.  The 2010 Debentures are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.   Considering the cost of the associated warrants and issue costs explained below, the effective interest rate on the 2010 Debentures is 13.1%.

In connection with the sale of the 2010 Debentures in June 2010, the Company also issued an aggregate of 179,513 warrants (the “Warrants”) to the 2010 Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s 2010 Debenture is convertible.  The Warrants have an exercise price of $10.25 and expire on June 25, 2013.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $14.35.

The fair value of the warrants was estimated to be $434,571 in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using a Black-Scholes option-pricing model using the following weighted average assumptions:

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

F.	Long-term Debt – continued

Volatility	68%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.18%

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

Future maturities of long-term debt consist of the following: (in thousands)

2011	$7,883
2012	5,494
2013	13,541
2014	1,666
2015	3,659
Thereafter	10,443
Total maturities of long-term debt, net of debt discount	$42,686

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2010	2009	2008

Current	$2,285	$2,001	$2,361
Deferred	(5,506)	853	1,171
Total income tax expense	$(3,221)	$2,854	$3,532

Income tax expense on continuing operations for the years presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

G.	Income Taxes - continued

(in thousands)	2010	2009	2008

Computed expected tax expense	$(3,693)	$2,941	$3,853
State income taxes	(105)	153	221
Permanent differences	665	(127)	(346)
Other	(88)	(113)	(196)
Total income tax expense - continuing operations	$(3,221)	$2,854	$3,532

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

(in thousands)	2010	2009
Deferred tax assets (liabilities):
Bad debts allowance	$6	$98
Definite and indefinite lived intangibles	(8,838)	(14,847)
Property and equipment	(6,728)	(3,983)
Other	1,498	271
Net deferred tax liabilities	$(14,062)	$(18,461)

The net deferred taxes are recorded in the balance sheets as follows:

(in thousands)	2010	2009

Current assets	$1,504	$120
Long-term liabilities	(15,566)	(18,581)
Net deferred tax liabilities	$(14,062)	$(18,461)

Included in the Company’s deferred tax liabilities at September 30, 2010 is approximately $14.7 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2010 and 2009, the Company recognized approximately $54,000 and $78,000, respectively, in interest and penalties. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

H.	Put Options and Temporary Equity

As part of certain of the Company’s acquisition transactions, we have entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller shall have the right, but not the obligation, to have the Company purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the seller, then the seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the seller receives from the sale of the Monthly Shares and the value of the shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the seller has received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller may not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Puts” the shares to us or sells them in the open market or otherwise.

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $13.9 million and is recorded in our consolidated balance sheet as Temporary Equity. After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $7.8 million at September 30, 2010.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2010 of $7.28 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2010.)

For the Year Ended September 30: (in thousands)
2011	$3,097
2012	2,112
2013	142

Total	$5,351

Each $1.00 per share movement of our stock price has an aggregate effect of $336,000 on the total obligation.

I.	Stock Options

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan will be submitted to the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

I.	Stock Options - continued

Following is a summary of options activity:

(in thousands, except exercise prices and contractual terms)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value at September 30, 2010
Outstanding at October 1, 2007	545	$3.60
Granted	-	-
Forfeited	-	-
Exercised	(125)	2.78
Outstanding at September 30, 2008	420	3.86
Granted	60	8.75
Forfeited	(60)	8.25
Exercised	(300)	2.49
Outstanding at September 30, 2009	120	7.53
Granted	465	10.25
Forfeited	-
Exercised	(20)	2.80
Outstanding at September 30, 2010	565	$9.94	1.83	$11
Exercisable at September 30, 2010	565	$9.94	1.83	$11

As of September 30, 2010, the range of exercise prices for outstanding options was $6.75 - $10.25.

In July 2009, the Company issued 10,000 stock options to each Director who is a member of the Company’s Audit Committee, 5,000 options to the Company’s other Directors and 10,000 options to an employee. These options (60,000 in total) became exercisable on July 22, 2010, have a strike price of $8.75 per share and expire in July 2011.

The fair value of options issued for the year ended September 30, 2009 were estimated to be $176,143 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	90%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.47%

In September 2010, the Company issued 465,000 stock options under the 2010 Plan to Directors and certain employees.  These options became exercisable immediately, have a strike price of $10.25 per share and expire in September 2012.  The fair value of options issued for the year ended September 30, 2010 were estimated to be $258,439 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	47%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	0.27%

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

I.	Stock Options - continued

During the years ended September 30, 2010, 2009 and 2008, the Company recorded $405,229, $96,171 and $157,080 of stock-based compensation, respectively. There is no unamortized stock compensation expense at September 30, 2010.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $4.1 million, $3.7 million and $2.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2010 are as follows:

(in thousands)

2011	$3,898
2012	3,888
2013	2,956
2014	2,448
2015	1,651
Thereafter	7,138

Total future minimum lease obligations	$21,979

Legal Matters

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, the

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

J.	Commitments and Contingencies - continued

Legal Matters - continued

Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.  The Company is awaiting a ruling from the Texas Supreme Court.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2010, the Company has approximately $4 million in accrued liabilities for this tax.  Patron tax expense amounted to $2.8 million, $1.8 million and $1.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Tax Matters

The Company’s club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company owes approximately $800,000, including penalties and interest for Las Vegas Live Entertainment Taxes.  The Company does not believe it is subject to the Live Entertainment Tax and is protesting the audit results.  Accordingly, the Company has not accrued the contingent liability in the accompanying consolidated financial statements.  It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s operations.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

K.	Segment Information – continued

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

(in thousands)	2010	2009	2008
Business segment sales:
Nightclubs	$80,985	$73,784	$57,491
Internet	562	641	716
Media	1,440	1,404	801
	$82,987	$75,829	$59,008
Business segment operating income (loss):
Nightclubs	$(2,321)	$14,533	$17,285
Internet	76	162	148
Media	(156)	(241)	(28)
General corporate	(3,972)	(2,724)	(3,419)
	$(6,373)	$11,730	$13,986
Business segment capital expenditures:
Nightclubs	$13,654	$2,141	$29,080
Internet	3	5	3
Discontinued operations	10	-	53
General corporate	1,464	156	1,851
	$15,131	$2,302	$30,987
Business segment depreciation and amortization:
Nightclubs	$2,824	$2,643	$1,913
Internet	8	14	15
Media	20	20	10
General corporate	891	746	501
	$3,743	$3,423	$2,439
Business segment assets:
Nightclubs	$122,738	$126,425	$117,525
Internet	471	205	196
Media	818	903	1,128
General corporate	24,196	17,333	17,612
Discontinued operations	148	210	607
	$148,371	$145,076	$137,068

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs.  Management considers these to be non-allocable costs for segment purposes.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

L.	Common Stock

During the year ended September 30, 2009, the following common stock transactions occurred:

Stock options totaling 300,000 shares were exercised by employees and directors for proceeds of $747,745.  The Company acquired 303,959 shares of common stock for the treasury at a cost of $1.5 million.  These shares were subsequently retired.

During the year ended September 30, 2010, the following common stock transactions occurred:

Stock options totaling 20,000 shares were exercised by employees and directors for proceeds of $56,000.

The Company acquired 197,950 shares of common stock for the treasury at a cost of $1.6 million.  These shares were subsequently retired.

The Company issued 895,255 shares for principal and accrued interest to redeem convertible debt amounting to $7.5 million.

The Company transferred 29,000 shares from temporary equity to permanent equity as a result of the shares being sold by the holders into the open market.

M.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $47,000, $47,000 and $44,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

N.	Acquisitions

2008 Acquisitions

On November 30, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of 100% of the issued and outstanding common stock of Stellar Management Corporation, a Florida corporation (the "Stellar Stock") and 100% of the issued and outstanding common stock of Miami Garden Square One, Inc., a Florida corporation (the "MGSO Stock") which owns and operates an adult entertainment cabaret known as "Tootsie’s Cabaret" ("Tootsie’s") located at 150 NW 183rd Street, Miami Gardens, Florida 33169 (the "Transaction"). Pursuant to the Stock Purchase Agreement, the Company acquired the Stellar Stock and the MGSO Stock from Norman Hickmore ("Hickmore") and Richard Stanton ("Stanton") for a total purchase price of $25.5 million (which includes inventory and other assets), payable to the sellers $15.5 million  in cash, $10 million pursuant to two secured promissory notes in the amount of $5 million each to Stanton and Hickmore (the "Notes"), plus estimated transaction costs of $175,000. The Notes will bear interest at the rate of 14% per annum with the principal payable in one lump sum payment on November 30, 2010 (extended to November 30, 2012 in April 2009). Interest on the Notes will be payable monthly, in arrears, with the first payment being due 30 days after the closing of the Transaction. The Company cannot pre-pay the Notes during the first 12 months; thereafter, the Company may prepay the Notes, in whole or in part, provided that (i) any prepayment by the Company from December 1, 2008 through November 30, 2009, shall be paid at a rate of 110% of the original principal amount and (ii) any prepayment by the Company after November 30, 2009, may be prepaid without penalty at a rate of 100% of the original principal amount. The Notes are secured by the Stellar Stock and MGSO Stock under a Pledge and Security Agreement.  As part of the Transaction, Hickmore and Stanton entered into five-year covenants not to compete with the Company. Additionally, as part of the Transaction, the Company entered into Assignment to Lease Agreements with the landlord for the property where Tootsie’s is located. The underlying lease agreements for the property

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

provide for an original lease term through June 30, 2014, with two option periods which give the Company the right to lease the property through June 30, 2034.  The terms and conditions of the transaction were the result of extensive arm's length negotiations between the parties.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.
(in thousands)
Net current assets	$390
Property and equipment and other assets	4,823
Non-compete agreement	200
Other assets	96
Goodwill	7,044
SOB licenses	20,126
Deferred tax liability	(7,044)
Net assets acquired	$25,635

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

(in thousands, except per share data)	For the Year Ended September 30, 2008
Revenues	$60,874
Net income	$8,022
Net income per share - basic	$1.01
Net income per share - diluted	$0.96
Weighted average shares outstanding - basic	7,931
Weighted average shares outstanding - diluted	8,417

On March 31, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Philadelphia), Inc. (the “Purchaser”) completed the acquisition of 100% of the issued and outstanding shares of common stock (the “TEZ Shares”) of The End Zone, Inc., a Pennsylvania corporation (the “Corporation”) which owns and operates “Crazy Horse Too Cabaret” (the “Club”) located at 2908 South Columbus Blvd., Philadelphia, Pennsylvania  19148 (the “Real Property”) from Vincent Piazza (the “Seller”).  As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”) acquired from the Piazza Family Limited Partnership (the “Partnership Seller”) 51% of the issued and outstanding partnership interest (the “Partnership Interests”) in TEZ Real Estate, LP, a Pennsylvania limited partnership (the “Partnership”) and 51% of the issued and outstanding membership interest (the “Membership Interests”) in TEZ Management, LLC, a Pennsylvania limited liability company, which is the general partner of the Partnership (the “General Partner”).  The Partnership owns the Real Property where the Club is located.  At closing, the Company paid a purchase price of $3.5 million in cash for the

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

Partnership Interests and Membership Interests, and issued 195,000 shares of the Company’s restricted common stock (the “Rick’s Shares”) valued at $23 per share for the TEZ Shares.

As part of the transaction and as amended in April 2009, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after one year after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller not more than 3,000 Rick’s Shares per month (the “Monthly Shares”), calculated at a price per share equal to $23.00 (“Value of the Rick’s Shares”) until March 31, 2010 and at the rate of 5,000 shares per month thereafter until the Seller has received  $4.5 million from the sale of the shares.  At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by the Company within three (3) business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $4.5 million from the sale of the Rick’s Shares and any deficiency.  As of September 30, 2009, the 177,000 shares of restricted common stock were classified on the consolidated balance sheet as temporary equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities.  In April 2009, the Company renegotiated the terms of these put options. Under the new terms, the Company has extended payback and reduced the number of shares that can be put back to the Company.  No consideration was required by the Company to renegotiate the terms of the put options.

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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Property and equipment and other assets	$3,883
Non-compete agreement	100
Goodwill	1,459
SOB licenses	4,207
Deferred tax liability	(1,458)
Net assets acquired	$8,191

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

On March 31, 2008, the Company’s subsidiary, RCI Entertainment (Austin), Inc. (“RCI”), completed the acquisition of 49% of the membership interest of Playmates Gentlemen’s Club, LLC (“Playmates”) from Behzad Bahrami (“Seller”), resulting in 100% ownership by the Company of RCI.  Playmates owns an adult entertainment cabaret known as “Playmates” (the “Club”) located at 8110 Springdale Road, Austin, Texas 78724 (the “Premises”).  Under the terms of the Purchase Agreement, RCI paid a total purchase price of $1.4 million which was paid $701,711 in

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

cash and debt forgiveness at the time of closing and the issuance of 35,000 shares of the Company’s restricted common stock valued at $20.00 per share (the “Shares”).  For accounting purposes, the Company’s investment is only $751,000, due to the previous losses of the minority interest which have been expensed.  This acquisition was made to give the Company complete control over this entity.  Therefore, the investment has been assigned to goodwill as the operating license was acquired separately from the acquisition of the business.

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

In April 11, 2008, the Company’s wholly owned subsidiary, RCI Entertainment (Dallas), Inc., completed the acquisition of 100% of the issued and outstanding partnership interest (the "Partnership Interest") of Hotel Development - Texas, Ltd, a Texas limited partnership (the "Partnership") and 100% of the issued and outstanding membership interest (the "Membership Interest") of HD-Texas Management, LLC, a Texas limited liability company, the general partner of the Partnership (the "General Partner") from Jerry Golding, Kenneth Meyer, and Charles McClure (the "Sellers"). The Partnership owns and operates an adult entertainment cabaret known as "The Executive Club" (the "Club"), located at 8550 North Stemmons Freeway, Dallas, Texas 75247 (the "Real Property"). As part of the transaction, the Company’s wholly owned subsidiary, RCI Holdings, Inc. ("RCI"), also acquired the Real Property from DPC Holdings, LLC, a Texas limited liability company ("DPC"). At closing, the Company paid a total purchase price of $3.6 million for the Partnership Interest and Membership Interest, which was paid through the issuance of 50,694 shares of the Company’s restricted common stock to each of Messrs. Golding, Meyer and McClure, for an aggregate total of 152,082 shares (collectively, the "Rick's Club Shares") to be valued at $23.30 per share and $46,490 in cash. As consideration for the purchase of the Real Property, RCI paid total consideration of $5.6 million, which was paid (i) $4.3 million, payable $610,000 in cash and $3.6 million through the issuance of a five year promissory note (the "Promissory Note") and (ii) the issuance of 57,918 shares of the Company’s restricted common stock (the "Rick's Real Property Shares") to be valued at $23.30 per share. The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by Rick's and Eric Langan, individually. At Closing, the Parties entered into an Amendment to Purchase Agreement solely to provide for the Sellers to set aside 10,500 Rick's Club Shares under an Escrow Agreement for the offset of certain liabilities of the Partnership.  The Company also incurred costs in the amount of $37,848, which was paid in cash.

At Closing and as amended in May 2009, the Sellers entered into Lock-Up/Leak-Out Agreements pursuant to which on or after one year after the closing date, the Sellers shall have the right, but not the obligation to have Rick's purchase from Sellers not more than an aggregate of 2,172 Shares per month (the "Monthly Club Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Club Shares") from April 11, 2009

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

until April 11, 2010, at the rate of 4,347 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 3,621 shares per month until each of the individual Sellers has received a total of $1.3 million from the sale of the Rick's Club Shares. At the Company’s election during any given month, the Company may either buy the Monthly Club Shares or, if the Company elects not to buy the Monthly Club Shares from the Sellers, then the Sellers shall sell the Monthly Club Shares in the open market. Any deficiency between the amount, which the Sellers receive from the sale of the Monthly Club Shares and the Value of the Rick's Club Shares shall be paid by the Company within three business days of the date of sale of the Monthly Club Shares during that particular month.  The Company’s obligation to purchase the Monthly Club Shares from the Sellers shall terminate and cease at such time as the Sellers have received an aggregate total of $3.8 million from the sale of the Rick's Club Shares and any deficiency.

Additionally, at Closing and as amended in May 2009, DPC entered into a Lock-Up/Leak-Out Agreement pursuant to which on or after one year after the closing date, DPC shall have the right, but not the obligation to have Rick's purchase from DPC not more than 828 Shares per month (the "Monthly Real Estate Shares"), calculated at a price per share equal to $25.00 per share ("Value of the Rick's Real Estate shares") from April 11, 2009 until April 11, 2010, at the rate of 1,653 shares per month from April 11, 2010 until April 11, 2012 and thereafter at the rate of 1,379 shares per month until DPC has received a total of $1.5 million from the sale of the Rick's Real Estate Shares. At the Company’s election during any given month, the Company may either buy the Monthly Real Estate Shares or, if the Company elects not to buy the Monthly Real Estate Shares from DPC, then DPC shall sell the Monthly Real Estate Shares in the open market. Any deficiency between the amount which DPC receives from the sale of the Monthly Real Estate Shares and the Value of the Rick's Real Estate Shares shall be paid by the Company within three business days of the date of sale of the Monthly Real Estate Shares during that particular month. The Company’s obligation to purchase the Monthly Real Estate Shares from DPC shall terminate and cease at such time as DPC has received an aggregate total of $1.5 million from the sale of the Rick's Real Estate Shares and any deficiency.

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

(in thousands)

Net current assets	$34
Property and equipment and other assets	6,265
Non-compete agreement	300
Goodwill	303
SOB licenses	2,641
Deferred tax liability	(303)
Net assets acquired	$9,240

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The results of operations of this entity are included in the Company’s consolidated results of operations since April 11, 2008. This acquisition was made to further the

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

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

At closing, the Company paid a total purchase price of $1.5 million cash for the Purchased Assets.  At closing, the principal of the Seller entered into a five-year agreement not to compete with the Club by operating an establishment with an urban theme that both serves liquor and provides live female nude or semi-nude adult entertainment in Dallas County, Tarrant County, Texas or any of the adjacent counties thereto.

As part of the transaction, the Company’s wholly owned subsidiary RCI Holdings, Inc. (“RCI”) also acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”).  Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, RCI paid total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a five year promissory note (the “Promissory Note”).  The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually.  The Company also incurred $77,599 in costs, which was paid in cash.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

(in thousands)

Net current assets	$152
Property and equipment and other assets	6,000
Non-compete agreement	100
Goodwill	1,418
Other assets	44
Net assets acquired	$7,714

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

At Closing, Purchaser paid Seller an aggregate amount as follows (the “Purchase Price”):

(i)	$12 million payable by wire transfer;

(ii)
$3 million pursuant to a promissory note (“the Rick’s Promissory Note”), executed by and obligating Rick’s, bearing interest at eight percent (8%) per annum with a five year amortization, with monthly payments of principal and interest, with the initial monthly payment due in April 2009 with a balloon payment of all then outstanding principal and interest due upon the expiration of two years from the execution of the Rick’s Promissory Note; and

(iii)	200,000 shares of restricted common stock, par value $0.01 of Rick’s (the “Rick’s Shares”) issued to the Seller, valued at $13.77 per share.

As part of the transaction and as amended in April 2009, the Company entered into a Lock-Up/Leak-Out Agreement with the Seller pursuant to which, on or after seven months after the closing date, the Seller shall have the right, but not the obligation, to have Rick’s purchase from Seller a total of 150,000 of the Rick’s Shares (“Rick’s Put Share”) in an amount and at a rate of not more than the following number of the Rick’s Put Shares per month (the “Monthly Shares”) calculated at a price per share equal to $20.00 per share (“Value of the Rick’s Shares”):

o	from April 5, 2009 until May 4, 2009, up to a total of 15,000 shares;
o	from May 5, 2009 until November 5, 2009 at a rate of 3,000 shares per month;
o	from November 5, 2009 until May 4, 2010 at a rate of 4,000 shares per month;
o	from May 5, 2010 until November 4, 2010 at a rate of 5,000 shares per month; and
o	from November 5, 2010 until October 4, 2011 at a rate of 6,000 shares per month.

At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from the Seller, then the Seller shall sell the Monthly Shares in the open market.  Any deficiency between the amount which the Seller receives from the sale of the Monthly Shares and the Value of the Rick’s Shares shall be paid by us within three business days of the date of sale of the Monthly Shares during that particular month.  The Company’s obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the Seller has received a total of $3 million from the sale of the Rick’s Shares and any deficiency.  Under the terms of the Lock-Up/Leak-Out Agreement, Seller may not sell more than 25,000 Rick’s Shares per 30-day period, regardless of whether the Seller “Puts” the Rick’s Put Shares to Rick’s or sells them in the open market or otherwise.  No consideration was required by the Company to renegotiate the terms of these put options.

Upon closing of the transaction, the Company entered a two-year Non-Compete Agreement with DeGori (the “DeGori Non-Compete Agreement”) pursuant to which DeGori agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada or in a radius of 25 miles of Clark County, Nevada; provided, however, that the Non-Competition Agreement specifically excluded the Penthouse Club and the Bada Bing Club located in Clark County, Nevada.   The Company agreed to pay DeGori cash consideration of $66,667 for entering into the Non-Competition Agreement.   Additionally, at Closing, the Company also entered into a 12-month Consulting Agreement with DeGori (the “Consulting Agreement”) for a total aggregate of $133,333 in consulting fees payable in 18 equal monthly payments of $7,407 per month with the first payment due October 15, 2008.  Upon closing of the transaction, the Company entered a one-year Non-Compete Agreement with Lovaas (the “Lovaas Non-Compete Agreement”) pursuant to which Lovaas agreed not to compete with the Club by operating an establishment serving liquor and providing live female nude or semi-nude adult entertainment in Clark County, Nevada, or any of its surrounding counties; provided, however, that this Non-Competition Agreement shall specifically exclude the Penthouse Club and the Bada Bing Club located in Clark County, Nevada. The Company incurred $367,580 in costs in connection with the acquisition.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

(in thousands)

Net current assets	$113
Property and equipment and other assets	1,953
Non-compete agreement	100
Goodwill	16,063
Net assets acquired	$18,229

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

(in thousands, except per share data)	For the Year Ended September 30, 2008

Revenues	$74,486
Net income	$9,007

Net income per share - basic	$1.11
Net income per share - diluted	$1.05

Weighted average shares outstanding - basic	8,131
Weighted average shares outstanding - diluted	8,617

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

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

(in thousands, except per share data)	For the Year Ended September 30, 2008

Revenues	$77,453
Net income	$9,368

Net income per share - basic	$1.15
Net income per share - diluted	$1.10

Weighted average shares outstanding - basic	8,131
Weighted average shares outstanding - diluted	8,617

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

Additionally, during the three year period following the Closing Date (the "Earn Out Period"), Waitt shall be entitled to earn additional consideration (the "Additional Consideration") of up to $2 million (the "Maximum Amount") consisting of $500,000 cash (the “Cash”) and 65,217 shares of restricted common stock valued at $23.00 per share (the "Earn Out Shares"), based upon the earnings before income tax, depreciation and amortization ("EBITDA") of RCI Media. RCI Media will pay the Maximum Amount of the Additional Consideration to the Seller if RCI Media's EBITDA during the three year period following the Closing Date totals an aggregate of $2.4 million. At the end of each 12 month period after the Closing Date, RCI Media shall determine its

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

EBITDA and shall pay to Waitt any such portion of the Additional Consideration as has been earned. The Closing Shares and Earn Out Shares are collectively referred to as the "Rick's Shares".

At Closing, Waitt entered into a Lock-Up/Leak-Out Agreement with the Company pursuant to which on or after one year after the closing date with respect to the Closing Shares, or on or after seven months from the date of issuance with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have with respect to the Earn Out Shares, if any, Waitt shall have the right, but not the obligation to have Rick's purchase from Waitt 5,000 Rick's Shares per month (the "Monthly Shares"), calculated at a price per share equal to $23.00 per share ("Value of the Rick's Shares") until Waitt has received an aggregate of $1.7 million (i) from the sale of the Rick's Shares sold in the open market or in a private transaction or otherwise, and (ii) the payment of any deficiency (as defined in the ED Purchase Agreement) by Rick's. At the Company’s election during any given month, the Company may either buy the Monthly Shares or, if the Company elects not to buy the Monthly Shares from Waitt, then Waitt shall sell the Monthly Shares in the open market. Any deficiency between the amount which Waitt receives from the sale of the Monthly Shares and the Value of the Rick's Shares shall be paid by the Company within three business days of the date of sale of the Monthly Shares during that particular month. The Company’s obligation to purchase the Monthly Shares from Waitt shall terminate and cease at such time as Waitt has received an aggregate total of $1.7 million from the sale of the Rick's Shares and any deficiency (as defined in the ED Purchase Agreement).

At Closing, Waitt also entered a three year Employment Agreement with RCI Media (the "Employment Agreement") pursuant to which he will serve as President. The Employment Agreement extends through April 15, 2011, and provides for an annual base salary of $250,000. Pursuant to the Employment Agreement, Mr. Waitt is also eligible to participate in all benefit plans maintained by the Company for salaried employees. Under the terms of the Employment Agreement, Mr. Waitt is bound to a confidentiality provision and cannot compete with the Company upon the expiration of the Employment Agreement.

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
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

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

(in thousands)

Net current assets	$469
Non-compete agreement	100
Goodwill	567
Net current liabilities	(67)
Net assets acquired	$1,069

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

2009 Acquisition

On September 30, 2009, the Company’s subsidiary, RCI Entertainment (North FW), Inc. (the “Purchaser”), purchased 100% of the outstanding common shares of Cabaret North, Inc., a Texas corporation (“CNI”).  CNI owns and operates an adult entertainment cabaret known as “Cabaret North” (the “Club”), located at 5316 Superior Parkway, Fort Worth, Texas 76106.  The Company paid the sellers total aggregate consideration of $2.3 million (the “Purchase Price”).  The Purchase Price was payable as follows:

(i)	$140,000 directly to CNI to be used for the payment of outstanding liabilities;

(ii)	$2 million to the Sellers; and

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

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

(in thousands)

Net current assets	$24
Property and equipment	200
Non-compete agreement	200
SOB license	1,961
Net assets acquired	$2,385

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

 2010 Acquisitions

Joy of Austin

On December 18, 2009, the Company’s wholly owned subsidiary, RCI Entertainment (3105 I-35), Inc. (“RCI”), entered into and closed a Stock Purchase Agreement (the “RCI Purchase Agreement”) with Spiridon Karamalegos (“Karamalegos”), the Joy Club of Austin, Inc. (“JOY”) and North IH-35 Investments, Inc. (“NIII”), whereby RCI acquired 51% of the outstanding stock of JOY and 49% of the outstanding stock of NIII.  JOY is the owner and operator of the adult nightclub business known as “Joy of Austin” which leases and occupies the real property and improvements located at 3105 South IH-35, Round Rock, Texas 78664 (the “Property”).  NIII is the owner of the Property and leases the Property to JOY.  Contemporaneously with entry into the RCI Purchase Agreement, RCI and Karamalegos entered into an Assignment and Assumption Agreement (the “Assignment Agreement”), whereby Karamalegos assigned to RCI his right to acquire the remaining 49% of the outstanding stock of JOY and the remaining 51% of the outstanding stock of NIII, which right Karamalegos obtained pursuant to a Purchase Agreement entered into between Karamalegos, Evangelos Polycrates (“Polycrates”), JOY and NIII (the “Polycrates Purchase Agreement”).  Pursuant to the RCI Purchase Agreement and the Assignment Agreement, RCI acquired and owns 100% of the outstanding stock of JOY and 100% of the outstanding stock of NIII.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

Pursuant to the terms of the RCI Purchase Agreement and the Assignment Agreement, RCI paid aggregate consideration of $4.5 million, plus assumption of a promissory note with First State Bank-Taylor (the “Purchase Price”), for the acquisition of JOY and NIII.  The Purchase Price was payable as follows:

(i)	$1.8 million by wire transfer to Karamalegos;

(ii)	$880,000 by wire transfer to Polycrates;

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

(iv)
$1.3 million evidenced by a five (5) year secured promissory note to Polycrates, bearing interest at the rate of 4.75% per annum and payable in sixty (60) equal monthly installments of principal and interest of $24,759 (the “Polycrates Note”).  The Polycrates Note is individually guaranteed by Karamalegos for the first thirty (30) months and is secured by a second lien in favor of Polycrates against the Property and improvements located thereon and a first lien on all of the shares of JOY and NIII; and

(v)
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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Net current assets	$44
Property and equipment and other assets	2,955
Non-compete agreement	200
Goodwill	2,031
SOB licenses	2,004
Deferred tax liability	(2,031)
Net assets acquired	$5,203

The Company incurred approximately $43,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

Fort Worth Gentlemen’s Club

On June 1, 2010, the Company’s wholly owned subsidiary RCI Entertainment (3315 North Freeway FW), Inc. (the “Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of Restaurant Associates, Inc., a Texas corporation (the “Seller”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Purchaser, Seller, Voldar, LLC, a Texas limited liability company (“Voldar”), Sherri Mofid (“Mofid”), John Faltynski (“Faltynski”) and James Noryian (“Noryian”).  The Purchase Agreement was executed and closed on June 1, 2010.  Seller owned and operated an adult entertainment cabaret known as “Fort Worth Gentleman’s Club” (the “Club”), located at 3315 North Freeway, Fort Worth, Texas 76106 (the “Real Property”).

At closing, Purchaser paid Seller $2.2 million cash by wire-transfer for the Purchased Assets.  Purchaser also entered into two lease agreements, a lease agreement for the Real Property with Voldar (the “Voldar Lease”) and a lease agreement for unimproved property adjacent to the Real Property (the “Adjacent Property”) with Mofid (the “Mofid Lease”).  Each lease agreement has a term of five years with one five year option to extend at the discretion of Purchaser.  Each lease agreement also grants Purchaser an option to purchase the respective properties from Voldar and Mofid.  Purchaser may exercise the options to purchase any time after the twelfth month but before the expiration of the lease agreements (including their optional extensions).  The option to purchase the Real Property and the option to purchase the Adjacent Property must be exercised contemporaneously. The purchase price upon exercise of the option to purchase the Real Property will range from $4.2 million to $5.2 million during the five-year term.  The purchase price upon exercise of the option to purchase the Adjacent Property will range from $500,000 to $575,000 during the five-year term.

Also pursuant to the agreements described above, Mofid and Voldar entered into a five-year Non-Competition Agreement with RCI.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Net current assets	$42
Property and equipment and other assets	1,301
Non-compete agreement	200
Goodwill	613
Net assets acquired	$2,156

The Company incurred approximately $23,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

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

Jaguars Gold Club Fort Worth

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

N.	Acquisitions and Dispositions – continued

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

At closing, RCI Fort Worth paid aggregate consideration to Golden Production and/or VCGH for the Purchased Assets of (1) $1 million cash by wire-transfer and (2) 467,497 shares of common stock of VCGH with a fair market value of $794,745, which were held by the Company.  RCI Fort Worth also entered into a ground lease agreement for the land where the Premises is located with Bryan S. Foster, the current owner of the land (the “Lease Agreement”).  The Lease Agreement has a term of five years with four options to extend the lease for five years, at the discretion of RCI Fort Worth.  The initial monthly rental rate during its term is $20,000 per month.  The Lease Agreement also grants RCI Fort Worth or its assigns an option to purchase the land from Mr. Foster, which option may be exercised any time after the 12th anniversary date of the Lease Agreement and before the expiration of the Lease Agreement (including its option term) at a purchase price of fair market value, but in no event less than $3 million.  As a result of the purchase, the Company recorded a bargain purchase gain on the transaction of approximately $214,000 which was offset by a loss on the VCGH shares.

Also at closing, RCI Fort Worth entered a Non-Competition Agreement with Mr. Foster.  The term of the Non-Competition Agreement ends on September 17, 2012.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the acquisition date.

(in thousands)

Property and equipment and other assets	$1,959
Non-compete agreement	50
Net assets acquired	$2,009

The Company incurred approximately $22,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

The results of operations of this entity are included in the Company’s consolidated results of operations since July 16, 2010. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

O.	Discontinued Operations

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the years ended September 30, 2010 and 2009.

The Company sold one of its nightclubs, Encounters in San Antonio, on March 1, 2009 for $40,000, including $5,000 in cash and a $35,000 note payable monthly for one year.  The Company recognized an impairment of $221,563 for this club during the quarter ended December 31, 2008.  The actual loss at date of sale was $226,175.

The Company closed its Divas Latinas club in Houston in late September, 2009.  The Company owns the building location and the location is currently leased to a tenant.  There was no gain or loss on the closing of the club.

In certain previous filings, the Company had recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but the Company decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  After the club was not immediately successful, the Company closed the club again in July 2010.  The club began operating as Jaguars in September 2010.

Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $0, $429,691 and $921,532 for the years ended September 30, 2010, 2009 and 2008, respectively.

(in thousands)	Year Ended September 30,
	2010	2009	2008
Loss from discontinued operations	$(88)	$(225)	$(263)
Loss on sale of discontinued operations	-	(226)	-
Income tax - discontinued operations	31	158	92
Total loss from discontinued operations, net of tax	$(57)	$(293)	$(171)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2010	2009
Current assets	$30	$60
Property and equipment	115	146
Other assets	3	4
Current liabilities	(14)	(19)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$101	$158

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

P.	Quarterly Results of Operations (Unaudited)
(in thousands, except per share data)
	Fiscal Year 2010
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$20,005	$22,439	$19,927	$20,616
Income (loss) from continuing operations	$892	$3,032	$932	$(12,497)
Net income (loss)	$783	$2,945	$857	$(12,543)
Basic income per share:
Income (loss) from continuing operations	$0.09	$0.32	$0.09	$(1.23)
Net income (loss)	$0.08	$0.32	$0.09	$(1.24)
Diluted income per share:
Income from continuing operations	$0.09	$0.31	$0.09	$(1.23)
Net income	$0.08	$0.30	$0.09	$(1.24)
Basic weighted average shares outstanding	9,370	9,361	9,905	10,153
Diluted weighted average shares outstanding	9,385	10,284	9,958	10,153

	Fiscal Year 2009
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$17,134	$18,405	$21,026	$19,264
Income from continuing
operations	$1,072	$954	$1,889	$1,824
Net income	$791	$839	$1,784	$1,793
Basic income per share:
Income from continuing operations	$0.11	$0.09	$0.20	$0.20
Net income	$0.08	$0.09	$0.19	$0.19
Diluted income per share:
Income from continuing operations	$0.10	$0.09	$0.19	$0.20
Net income	$0.08	$0.09	$0.19	$0.19
Basic weighted average shares outstanding	9,366	9,314	9,186	9,198
Diluted weighted average shares outstanding	9,600	9,488	9,410	9,213

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

P.	Quarterly Results of Operations (Unaudited) - continued

	Fiscal Year 2008
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$10,768	$15,464	$16,278	$17,167
Income from continuing operations	$1,821	$2,794	$1,861	$1,473
Net income	$1,783	$2,605	$1,829	$1,443
Basic income per share:
Income from continuing operations	$0.27	$0.37	$0.25	$0.16
Net income	$0.26	$0.34	$0.22	$0.16
Diluted income per share:
Income from continuing operations	$0.24	$0.34	$0.23	$0.16
Net income	$0.23	$0.32	$0.21	$0.15
Basic weighted average shares outstanding	6,806	7,561	8,241	9,116
Diluted weighted average shares outstanding	7,635	8,473	8,861	9,379

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedure

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of September 30, 2010, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2010, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	42	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	61	Chief Financial Officer
Travis Reese	41	Director and V.P.-Director of Technology
Robert L. Watters	59	Director
Steven Jenkins	53	Director
Luke Lirot	53	Director
Nour-Dean Anakar	53	Director

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

Nour-Dean Anakar became a Director on September 14, 2010.  Mr. Anakar has over 20 years of experience in senior positions in the development and management of betting and gaming, sports and entertainment, and hospitality and leisure operations in the United States, Europe, and Latin America. From 1988 until 2000 he held executive management and business development positions with Ladbrokes USA and Ladbrokes South America. In 2001, Mr. Anakar became the managing partner of LCIN LLC and LCIN S.A., San Diego and Buenos Aires based gaming companies, which were contracted by Grupo Codere of Spain to oversee the development of all new technology gaming projects and operations in Latin America. He received his BA in Management Science from Duke University and CHA in Hospitality Management from the Conrad Hilton College at the University of Houston.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Mr. Jenkins, Mr. Anakar and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2010 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

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

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2010 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2010 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.ricks.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2010 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2010, with the exception of an exit filing on Form 5 which we believe is due for the Estate of Ralph McElroy.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2010, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

Overview of Compensation Committee Role and Responsibilities

The Compensation Committee of the Board of Directors oversees our compensation plans and policies, reviews and approves all decisions concerning the named executive officers’ compensation, which may further be approved by the Board, and administers our stock option and equity plans, including reviewing and approving stock option grants and equity awards under the plans. The Compensation Committee’s membership is determined by the Board and is composed entirely of independent directors.

Management plays a role in the compensation-setting process. The most significant aspects of management’s role are to evaluate employee performance and recommend salary levels and equity compensation awards. Our Chief Executive Officer often makes recommendations to the Compensation Committee and the Board concerning compensation for other executive officers. Our Chief Executive Officer is a member of the Board but does not participate in Board decisions regarding any aspect of his own compensation. The Compensation Committee can retain independent advisors or consultants.

Compensation Committee Process

The Compensation Committee reviews executive compensation in connection with the evaluation and approval of an employment agreement, an increase in responsibilities or other factors. With respect to equity compensation awarded to other employees, the Compensation Committee or the Board grants stock options, often after receiving a recommendation from our Chief Executive Officer. The Compensation Committee also evaluates proposals for incentive and performance equity awards, and other compensation.

Compensation Philosophy

The Compensation Committee emphasizes the important link between the Company’s performance, which ultimately affects stockholder value, and the compensation of its executives. Therefore, the primary goal of the Company’s executive compensation policy is to try to align the interests of the executive officers with the interests of the stockholders. In order to achieve this goal, the Company attempts to, (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long-term success of the Company and reward them for their efforts in ensuring the success of the Company, (ii) align the Company’s compensation programs with the Company’s long-term business strategies and objectives, and (iii) provide variable compensation opportunities that are directly linked to the Company’s performance and stockholder value, including an equity stake in the Company. Our named executive officers’ compensation utilizes two primary components — base salary and long-term equity compensation — to achieve these goals.  Additionally, the Compensation Committee may award discretionary bonuses to certain executives based on the individual’s contribution to the achievement of the Company’s strategic objectives.

Setting Executive Compensation

We fix executive base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the compensation that is paid by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives.

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, our company’s overall performance and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Subject to the provisions contained in employment agreements with executive officers concerning base salary amounts, base salaries of the executive officers are established based upon compensation data of comparable companies in our market, the executive’s job responsibilities, level of experience, individual performance and contribution to the business. We believe it is important for the Company to provide adequate fixed compensation to highly qualified executives in our competitive industry. In making base salary decisions, the Compensation Committee uses its discretion and judgment based upon personal knowledge of industry practice but does not apply any specific formula to determine the base salaries for the executive officers.

Equity-Based Awards—Equity Compensation Plans

The Compensation Committee uses equity awards, usually in the form of stock options, primarily to motivate our named executive officers to realize benefits from longer-term strategies that increase stockholder value, and to promote commitment and retention. Equity awards vest upon the achievement of performance criteria that the Company believes are critical to its long-term success.

The Compensation Committee believes that stock options are an important form of long-term incentive compensation because they align the executive officer’s interests with the interests of stockholders, since the options have value only if our stock price increases over time. From time to time, the Compensation Committee may consider circumstances that warrant the grant of full value awards such as restricted stock units. Examples of these circumstances include, among others, attracting a new executive to the team; recognizing a promotion to the executive team; retention; and rewarding outstanding long-term contributions.

Our equity grant practices require that stock options and other equity compensation have prices determined based on at least the fair market value on the date of grant.  The fair market value of our stock option awards has historically been the NASDAQ closing price on the date of grant.

Retirement Savings Plan

The Company maintains a retirement savings plan for the benefit of our executives and employees. Our Simple IRA Plan is intended to qualify as a defined contribution arrangement under the Internal Revenue Code ( the “Code”). Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan accounts are 100% vested at all times. All assets of our Simple IRA Plan are currently invested, subject to participant-directed elections, in a variety of mutual funds chosen from time to time by the Plan Administrator. Distribution of a participant’s vested interest generally occurs upon termination of employment, including by reason of retirement, death or disability. We make certain matching contributions to the Simple IRA Plan.

Perquisites and Other Personal Benefits

The Company’s executive officers participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations under their employment agreements. The Company does not provide named executive officers with any significant perquisites or other personal benefits except for an auto for each executive’s business use.

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2010 and 2009 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)	(j)
Eric S.	2010	600,000	-0-		-0-	86,146	(1)	-0-	-0-	11,513	697,659
Langan,	2009	623,077	-0-		-0-	2,446	(1)	-0-	-0-	11,637	637,160
President/CEO	2008	494,713	-0-		-0-	4,727	(1)	-0-	-0-	10,478	509,918

Phillip	2010	200,000	10,000	(4)	-0-	11,116	(2)	-0-	-0-	5,276	226,392
Marshall, CFO	2009	189,423	20,000	(4)	-0-	47,273	(2)	-0-	-0-	2,441	259,137
	2008	175,000	20,000	(4)	-0-	45,870	(2)	-0-	-0-	6,056	246,926
Travis Reese,	2010	197,260	-0-		-0-	13,895	(3)	-0-	-0-	5,788	216,943
VP/Chief	2009	194,204	-0-		-0-	2,446	(3)	-0-	-0-	5,753	202,403
Technology Officer	2008	193,226	-0-		-0-	4,727	(3)	-0-	-0-	5,328	203,281

1
Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007. Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009.  Mr. Langan also received 155,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010.  These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K.

2
Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as a performance bonus in August 2007. Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010.  These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K.

3
Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $9.40 as Director compensation in August 2007.  Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009.  Mr. Reese also received 25,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010.  These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K.

4	Mr. Marshall received a bonus of $20,000 in 2009 and 2008 and $10,000 in 2010 for outstanding performance.

2010 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the 2010 annual option incentive programs and performance-based awards. No non-equity incentive plan awards were made in 2010.

		Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant Date	Threshold #(1)	Target #(1)	Maximum #(1)
Eric Langan	9/30/2010	155,000	155,000	155,000
Phillip Marshall	9/30/2010	20,000	20,000	20,000
Travis Reese	9/30/2010	25,000	25,000	25,000

(1)  The stock option awards described in this chart were granted pursuant to the Company’s 2010 Stock Option Plan.  In this case, the named executives were not required to reach any specific performance level to receive these awards.  Rather, the Compensation Committee granted these awards to reward overall outstanding performance of the named executives during fiscal year 2010.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)
Eric S. Langan	5,000	0	0	6.75	5/31/2011	0	0	0	0
	5,000	0	0	8.75	7/24/2011	0	0	0	0
	155,000	0	0	10.25	9/30/2012	0	0	0	0
Phillip Marshall	20,000	0	0	9.4	8/24/2012	0	0	0	0
	20,000	0	0	10.25	9/30/2012
Travis Reese	5,000	0	0	6.75	5/31/2011	0	0	0	0
	5,000	0	0	8.75	7/24/2011	0	0	0	0
	25,000	0	0	10.25	9/30/2012	0	0	0	0

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In September 2010, we issued 10,000 stock options to each Director who is a member of our Audit Committee and 5,000 options to our other Directors. These options became exercisable immediately, have a strike price of $10.25 per share and expire in September 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eric S. Langan	-0-	-0-	$2,779	-0-	-0-	-0-	$2,779
Travis Reese	-0-	-0-	$2,779	-0-	-0-	-0-	$2,779
Robert Watters	-0-	-0-	$5,558	-0-	-0-	-0-	$5,558
Alan Bergstrom	-0-	-0-	$5,558	-0-	-0-	-0-	$5,558
Steve Jenkins	-0-	-0-	$5,558	-0-	-0-	-0-	$5,558
Luke Lirot	-0-	-0-	$5,558	-0-	-0-	-0-	$5,558

EMPLOYMENT AGREEMENTS

We have a two year employment agreement with Eric S. Langan. Mr. Langan’s Employment Agreement which extends through April 1, 2012 and provides for an annual base salary of $600,000. Mr. Langan’s Employment Agreement also provides for participation in all benefit plans maintained by us for salaried employees. Mr. Langan’s Employment Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of his Employment Agreement.

We also entered into a two year Employment Agreement with Phillip K. Marshall to serve as our Chief Financial Officer. Mr. Marshall’s Employment Agreement extends through May 30, 2011, and provides for an annual base salary of $200,000. Pursuant to Mr. Marshall’s Employment Agreement, Mr. Marshall is also eligible to participate in all benefit plans maintained by us for salaried employees. Under the terms of his Employment Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

We also have a two-year employment agreement with Travis Reese. Mr. Reese’s Employment Agreement extends through February 1, 2012, and provides for an annual base salary of $200,000.  Mr. Reese’s Employment Agreement also provides for participation in all benefit plans maintained by us for salaried employees. Mr. Reese is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

We have not established long-term incentive plans or defined benefit or actuarial plans.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted stock option plans (the “Plans”) for employees and directors. The purpose of the Plans is to further the interests of the Company, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan will be submitted to the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2010, there are 565,000 stock options outstanding.

The following table sets forth all equity compensation plans as of September 30, 2010:

(in thousands, except per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100	$8.48	0
Equity compensation plans notapproved by security holders	465	$10.25	465

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

We do not currently believe that any risks arising from its compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.  As of the date of this Form 10-K, however, we are still in the process of evaluating our compensation policies and practices as they relate to our risk management.  Upon completion of this evaluation, our assessment of the potential effects of risks arising from our compensation policies may change.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Form 10-K.  Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this report.

The foregoing has been furnished by the Compensation Committee.

Steven L. Jenkins
Luke Lirot
Nour-Dean Anakar

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Jenkins, Lirot and Anakar. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 3, 2010, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 3, 2010, there were 10,005,565 shares of common stock outstanding.

Name/Address	Number of shares		Title of class	Percent of Class (7)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,373,429	(1)	Common stock	13.73%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	45,785	(2)	Common stock	0.46%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	45,000	(3)	Common stock	0.45%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	20,000	(4)	Common stock	0.20%
Travis Reese 10959 Cutten Road Houston, Texas 77066	56,335	(5)	Common stock	0.56%
Nour-dean Anakar 3978 Sorrento Valley Drive, #100 San Diego, California 92121	10,000	(6)	Common stock	0.10%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, GL 33764	20,000	(7)	Common stock	0.20%
All of our Directors and Officers as a Group of seven (7) persons	1,570,549	(8)	Common stock	15.70%
E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632		Common stock	5.78%

(1)
Mr. Langan has sole voting and investment power for 629,797 shares of common stock he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 165,000 shares of common stock that are presently exercisable.

(2)	Includes 5,785 shares of common stock he owns directly and options to purchase up to 40,000 shares of common stock that are presently exercisable.

(3)	Includes 15,000 shares of common stock he owns directly and options to purchase up to 30,000 shares of common stock that are presently exercisable.

(4)	Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(5)	Includes 21,335 shares of common stock he owns directly and options to purchase up to 35,000 shares of common stock that are presently exercisable.

(6)	Includes options to purchase up to 10,000 shares of common stock that are presently exercisable.

(7)	Includes options to purchase up to 20,000 shares of common stock that are presently exercisable.

(8)	These percentages exclude treasury shares in the calculation of percentage of class.

We are not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  The Company currently has three independent directors, Steven Jenkins, Nour-Dean Anakar and Luke Lirot.   We know of no related transactions for the years ended September 30, 2010 and 2009.

Review, Approval, or Ratification of Transactions

Currently, we rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board of Directors reviews a transaction in light of the affiliations of the director, officer, or employee and the affiliations of such person’s immediate family. Our Board of Directors will approve or ratify a transaction if it determines that the transaction is consistent with our best interests and the best interests of our shareholders.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal year 2010 and 2009 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for fiscal year 2010 and fiscal year 2009.

	2010	2009	2008
(in thousands)
Audit fees	$260	$289	$268
Audit-related fees	-	23	13
Tax fees	65	61	63
All other fees	-	-	1

Total	$325	$373	$345

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2010.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

/s/ Phillip K. Marshall
By: Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2010

/s/ Travis Reese
Travis Reese	Director and V.P.-Director of Technology	December 14, 2010

/s/ Robert L. Watters
Robert L. Watters	Director	December 14, 2010

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 14, 2010

/s/ Steven Jenkins
Steven Jenkins	Director	December 14, 2010

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2010