Form 10-Q
period 2010-12-31
RICKS CABARET INTERNATIONAL INC
filed 2011-02-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

As of January 31, 2011, 9,970,020 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

ii

PART I      FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	December 31, 2010	September 30, 2010
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$18,719	$19,168
Accounts receivable:
Trade, net	830	888
Other, net	278	204
Marketable securities	479	-
Inventories	1,481	1,264
Deferred tax asset	1,753	1,504
Prepaid expenses and other current assets	716	951
Assets of discontinued operations	133	148
Total current assets	24,389	24,127

Property and equipment, net	59,262	59,559

Other assets:
Goodwill and indefinite lived intangibles, net	62,076	62,076
Definite lived intangibles, net	1,080	1,197
Other	1,520	1,412
Total other assets	64,676	64,685

Total assets	$148,327	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	December 31, 2010	September 30, 2010
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$629	$731
Accrued liabilities	4,106	4,529
Texas patron tax liability	4,650	3,955
Current portion of derivative liabilities	1,236	1,276
Current portion of long-term debt	8,663	7,883
Liabilities of discontinued operations	53	47
Total current liabilities	19,337	18,421

Deferred tax liability	15,456	15,566
Other long-term liabilities	736	719
Long-term debt	33,446	34,803
Derivative liabilities at fair value, less current portion	816	1,243
Total liabilities	69,791	70,752

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 183 and 293 shares, respectively	4,020	4,366

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,676 and 9,766 shares issued and outstanding, respectively	97	98
Additional paid-in capital	61,542	62,326
Accumulated other comprehensive loss	(26)	-
Retained earnings	9,590	7,515
Total Rick’s permanent stockholders’ equity	71,203	69,939
Noncontrolling interests	3,313	3,314
Total permanent stockholders’ equity	74,516	73,253

Total liabilities and stockholders’ equity	$148,327	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
(in thousands, except per share data)	2010	2009
	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$8,359	$8,050
Sales of food and merchandise	1,784	1,590
Service revenues	9,412	9,292
Internet revenues	125	145
Media revenues	216	257
Other	962	671
Total revenues	20,858	20,005

Operating expenses:
Cost of goods sold	2,518	2,456
Salaries and wages	4,676	4,310
Stock-based compensation	-	44
Other general and administrative:
Taxes and permits	3,063	2,836
Charge card fees	364	346
Rent	1,079	993
Legal and professional	485	650
Advertising and marketing	1,183	2,938
Depreciation and amortization	1,072	842
Insurance	303	262
Utilities	406	406
Other	1,579	1,536
Total operating expenses	16,728	17,619

Income from operations	4,130	2,386

Other income (expense):
Interest income	12	4
Interest expense	(1,124)	(1,029)
Gain on change in fair value of derivative instruments	148	44

Income from continuing operations before income taxes	3,166	1,405

Income taxes	1,026	514

Income from continuing operations	2,140	891
Loss from discontinued operations, net of income taxes	(11)	(35)

Net income	2,129	856
Less: net income attributable to noncontrolling interests	(53)	(73)
Net income attributable to Rick’s Cabaret International, Inc.	$2,076	$783
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.21	$0.09
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.21	$0.08
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.21	$0.09
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.21	$0.08

Weighted average number of common shares outstanding:
Basic	10,043	9,370
Diluted	10,045	9,385

Comprehensive income amounted to $2,049 and $783 for the three months ended December 31, 2010 and 2009, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS
(in thousands, except per share data)	ENDED DECEMBER 31,
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,076	$783
Loss from discontinued operations	11	35
Income from continuing operations	2,087	818
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,072	842
Deferred taxes	(24)	63
Amortization of note discount	37	45
Gain on change in fair value of derivative instruments	(148)	(44)
Beneficial conversion	-	6
Noncontrolling interests	53	73
Deferred rents	16	19
Stock compensation expense	-	44
Changes in operating assets and liabilities:
Accounts receivable	(16)	(12)
Inventories	(217)	96
Prepaid expenses and other assets	127	(11)
Accounts payable and accrued liabilities	(165)	1,319
Cash provided by operating activities of continuing operations	2,822	3,258
Cash provided by (used in) operating activities of discontinued operations	9	(24)
Net cash provided by operating activities	2,831	3,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(658)	(1,392)
Purchase of marketable securities	(505)	(1,009)
Acquisition of businesses, net of cash acquired	-	(2,672)
Payments from notes receivable	-	2
Cash used in investing activities of continuing operations	(1,163)	(5,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(556)	(529)
Payments on long-term debt	(613)	(685)
Purchase of treasury stock	(894)	(253)
Distribution to minority interests	(54)	(75)
Cash used in financing activities of continuing operations	(2,117)	(1,542)

NET DECREASE IN CASH	(449)	(3,379)
CASH AT BEGINNING OF PERIOD	19,168	12,850
CASH AT END OF PERIOD	$18,719	$9,471
CASH PAID DURING PERIOD FOR:
Interest	$1,217	$746
Income taxes	$1,666	$245

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.  RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of October 1, 2011, the remaining new disclosure requirements were effective as of October 1, 2010.

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain accounting principles and disclosures which are new in this quarter.

Marketable Securities

Marketable securities at December 31, 2010 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2010, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the quarters ended December 31, 2010 or 2009.  Marketable securities held at December 31, 2010 have a cost basis of approximately $505,056.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Discontinued Operations

In certain previous filings, the Company had recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but the Company decided to renovate and reopen the club and relaunch it with a new concept in April 2010.  After the club was not immediately successful, the Company closed the club again in July 2010.  The club began operating as Jaguars Gold Club in September 2010.

We closed our Divas Latinas club in Houston during September 2009.  This club is recognized in discontinued operations.

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

The compensation costs recognized for the three months ended December 31, 2010 and 2009 were zero and $44,037, respectively.  There were no stock option exercises for the three months ended December 31, 2010.  There were no stock option grants for the three month periods ended December 31, 2010 and 2009.

Below is the summary of common stock options outstanding as of December 31, 2010:

(in thousands) Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500	565	565	35

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2010:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as of September 30, 2010	565	$9.94
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2010	565	$9.94	1.58	$22
Options exercisable as of December 31, 2010	565	$9.94	1.58	$22

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the three months ended December 31, 2010 and 2009:

(in thousands)	2010		2009
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$42,617	$19,459	$41,260	$37,071
Change in tax basis of assets	(202)	202	-	15
Intangibles acquired	-	-	2,004	-
Ending balance	$42,415	$19,661	$43,264	$37,086

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

6.  SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended
(in thousands)	December 31,
	2010	2009
REVENUES
Night clubs	$20,517	$19,603
Media	216	257
Internet websites	125	145
	$20,858	$20,005

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES
Night clubs	$4,365	$2,561
Media	(76)	(65)
Internet websites	(4)	21
General corporate	(1,119)	(1,112)
	$3,166	$1,405

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs.  Management considers these to be non-allocable costs for segment purposes

7.  COMMON STOCK

During the quarter ended December 31, 2009, the Company purchased 33,000 shares of Company common stock for its treasury at an aggregate cost of $252,885.  These shares have been retired.

During the quarter ended December 31, 2010, the Company purchased 123,800 shares of Company common stock for its treasury at an aggregate cost of $894,149.  These shares have been retired.

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

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

8.  EARNINGS PER SHARE (EPS) - continued

Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted – average number of shares used for basic and diluted earnings per share computations are summarized in the table that follows:

	FOR THE QUARTER ENDED
	DECEMBER 31,
	2010	2009
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,087	$818
Loss from discontinued operations, net of income taxes	(11)	(35)
Net income attributable to Rick's shareholders	$2,076	$783
Average number of common shares outstanding	10,043	9,370
Basic earnings per share - income from continuing operations	$0.21	$0.09
Basic earnings per share - discontinued operations	$(0.00)	$(0.00)
Basic earnings per share - net income attributable to Rick's shareholders	$0.21	$0.08
Diluted earnings per share:
Average number of common shares outstanding:
Common shares outstanding	10,043	9,370
Potential dilutive shares resulting from exercise of warrants and options (1)	2	15
Potential dilutive shares resulting from conversion of debentures (2)	-	-
Total average number of common shares outstanding used for dilution	10,045	9,385
Diluted earnings per share - income from continuing operations
attributable to Rick's shareholders	$0.21	$0.09
Diluted earnings per share - discontinued operations	$(0.00)	$(0.00)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.21	$0.08

(1)  All outstanding warrants and options were considered for the EPS computation.  Potential dilutive options and warrants of 889,081and 244,569 for the three months ended December 31, 2010 and 2009, respectively, have been excluded from earnings per share due to being anti-dilutive.
(2) Convertible debentures (principal and accrued interest) outstanding at December 31, 2010 and 2009 totaling $9,212,778 and $7,902,176, respectively, were convertible into common stock at a price of $10.25 per share in 2010 and  $8.75 to $12.00 per share in 2009.  Potential dilutive shares of 899,057 and 888,491 for the three months ended December 31, 2010 and 2009, respectively, have been excluded from earnings per share due to being anti-dilutive.

*EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

9.  ACQUISITIONS

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
DECEMBER 31, 2010
(UNAUDITED)

9.  ACQUISITIONS - continued

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

10.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2010	2009

Computed expected tax expense	$1,076	$478
State income taxes	30	38
Permanent differences	(63)	21
Other	(17)	(23)
Total income tax expense - continuing operations	$1,026	$514

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

10.  INCOME TAXES - continued

Included in the Company’s deferred tax liabilities at December 31, 2010 is approximately $14.7 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

11. COMMITMENTS AND CONTINGENCIES

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.  The Company is awaiting a ruling from the Texas Supreme Court.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of December 31, 2010, the Company has approximately $4.7 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $695,000 and $583,000 for the quarters ended December 31, 2010 and 2009, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

12.  SUBSEQUENT EVENTS

On January 3, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Airport Freeway), Inc. (“RCI Dining”) and RCI Holdings, Inc. (“RCI”) completed the purchase of a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property, respectively, for an aggregate purchase price of $4,500,000.   A Purchase Agreement and Build-to-Suit

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

12.  SUBSEQUENT EVENTS - continued

Turnkey Construction Agreement had previously been entered into in December 2009, which agreement provided for the construction of the new club and the purchase of the real property located at 15000 Airport Freeway (Highway 183), Fort Worth, Texas.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of twenty-one adult nightclubs that offer live adult entertainment, restaurant and bar operations. Seven of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North”, one operates as “Jaguars Gold Club” and one operates as “Cabaret East”.  Additionally, we have opened another Rick’s Cabaret near DFW International Airport on January 20, 2011.  Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Las Vegas, Nevada.  No sexual contact is permitted at any of our locations.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2010, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now operated by a partner as “Jaguars Gold Club”), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We have determined that there is a net asset impairment at September 30, 2010, relating to these three nightclub operations.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $1.4 million and 1.3 million for the three months ended December 31, 2010 and 2009, respectively.

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

The compensation cost recognized for the three months ended December 31, 2010 and 2009 was zero and $44,037, respectively.  There were no stock options exercises for the three months ended December 31, 2010 and 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

For the three months ended December 31, 2010, we had consolidated total revenues of $20.9 million compared to consolidated total revenues of $20.0 million for the three months ended December 31, 2009, an increase of $853,000 or 4.3%.  The increase in total revenues was primarily attributable to the increase in revenues generated by new clubs in Austin (acquired in Mid-December 2009) and Fort Worth, Texas (2 clubs acquired in June and July 2010), in the amount of $1.4 million.  The increase created by these new clubs was offset slightly by a decrease in same-store sales of approximately $715,000, due principally to a decrease in sales at Rick’s Las Vegas of approximately $466,000.

 Following is a comparison of our consolidated income statements for the quarters ended December 31, 2010 and 2009 with percentages compared to total revenue:

(in thousands)	2010	%	2009	%

Sales of alcoholic beverages	$8,359	40.1%	$8,050	40.2%
Sales of food and merchandise	1,784	8.6%	1,590	7.9%
Service Revenues	9,412	45.1%	9,292	46.4%
Internet Revenues	125	0.6%	145	0.7%
Media	216	1.0%	257	1.3%
Other	962	4.6%	671	3.4%
Total Revenues	20,858	100.0%	20,005	100.0%

Cost of Goods Sold	2,518	12.1%	2,456	12.3%
Salaries & Wages	4,676	22.4%	4,310	21.5%
Stock-based Compensation	-	0.0%	44	0.2%
Taxes and permits	3,063	14.7%	2,836	14.2%
Charge card fees	364	1.7%	346	1.7%
Rent	1,079	5.2%	993	5.0%
Legal & professional	485	2.3%	650	3.2%
Advertising and marketing	1,183	5.7%	2,938	14.7%
Depreciation and amortization	1,072	5.1%	842	4.2%
Insurance	303	1.5%	262	1.3%
Utilities	406	1.9%	406	2.0%
Other	1,579	7.6%	1,536	7.7%

Total operating expenses	16,728	80.2%	17,619	88.1%

Income from continuing operations	4,130	19.8%	2,386	11.9%

Interest income	12	0.1%	4	0.0%
Interest expense	(1,124)	-5.4%	(1,029)	-5.1%
Gain on change in fair value of derivative instruments	148	0.7%	44	0.2%
Income from continuing operations before income taxes	$3,166	15.2%	$1,405	7.0%

Following is an explanation of significant variances in the above amounts.

Service revenues include cover charges fees paid by entertainers, room rentals, memberships and fees charged for credit card processing.  Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.   We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to $50,468 and $55,274 for the quarters ended December 31, 2010 and 2009, respectively.  The cost of goods sold for the club operations for the three months ended December 31, 2010 was 12.0% compared to 12.2% for the three months ended December 31, 2009.  The cost of goods sold from our internet operations for the three months ended December 31, 2010 was 2.1% compared to 2.2% for the three months ended December 31, 2009.  The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2010 was 12.1%, compared to 12.2% for the same period ended December 31, 2009.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2010.   Payroll for same-location-same-period of club operations increased to $3.6 million for the three months ended December 31, 2010 from $3.5 million for the same period ended December 31, 2009.  Management currently believes that its labor and management staff levels are appropriate.

The slight increase in taxes as a percentage of total revenues is due to the two new clubs in Texas with its patron tax.

The significant decrease in the advertising and marketing is principally due to the reduction of the marketing costs in Las Vegas during 2010 and to a significant radio campaign in the Dallas/Fort Worth market in  2009.  Rick’s Las Vegas lost approximately $500,000 for the quarter ended December 31, 2009 on revenues of $3.1 million and lost approximately $370,000 for the 2010 quarter on revenues of $1.1 million.

The decrease in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2009.

The increase in interest expense was attributable to our obtaining an additional $2 million of net new debt in June 2010 to finance the purchase of new clubs.

Income taxes, as a percentage of income before taxes was 32.4% and 36.6% for the quarters ended December 31, 2010 and 2009, respectively.  The decrease in 2010 is due to a change in permanent differences in 2010, principally the gain on change in fair value of derivative instruments.

The increase in net income was primarily due to the decrease in expenses detailed above (principally advertising and marketing) while increasing revenues.   Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $5.1 million for the three months ended December 31, 2010 from $3.4 million for same period ended December 31, 2009, or by 51.9%.

Our Media Division lost approximately $76,000 before income taxes for the quarter ended December 31, 2010 compared to a loss of approximately $65,000 in the 2009 quarter.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the three months ended December 31, 2010 and 2009 was $5.3 million and $3.2 million, respectively.

Adjusted EBITDA is a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net income to adjusted EDITDA are provided below for the quarters ended December 31:

(in thousands)	2010	2009
Income from continuing operations	$2,140	$891
Net income from noncontrolling interests	(53)	(73)
Income taxes	1,026	514
Interest expense	1,124	1,029
Depreciation and amortization	1,072	842
Adjusted EBITDA	$5,309	$3,203

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

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the three months ended December 31, 2010 and 2009.

We closed our Divas Latinas club in Houston during September 2009.  This club is recognized in discontinued operations.

In previous filings, we recognized our Rick’s Cabaret in Austin, Texas as a discontinued operation.  That club was held for sale during a portion of 2009, but we decided to renovate and reopen the club and we relaunched it with a new concept in April 2010.  When the club was not immediately successful, we closed the club again in July 2010.  The club reopened again in September 2010, operating as “Jaguars Gold Club”.  Accordingly, the Austin club is recognized in continuing operations in the accompanying consolidated financial statements.

Following is summarized information regarding the discontinued operations:

	Quarter Ended December 31,
	2010	2009
Loss from discontinued operations	$(18)	(55)
Income tax - discontinued operations	7	20
Total loss from discontinued operations, net of tax	$(11)	$(35)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:
	December 31,	September 30,
	2010	2010
Current assets	$26	$30
Property and equipment	105	115
Other assets	2	3
Current liabilities	(20)	(14)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$80	$101

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At December 31, 2010, we had working capital of $5.1 million compared to $377,552 at December 31, 2009.  The significant increase is due to our profits and also the net cash still available from the convertible debt which is principally long-term in nature.

Net cash provided by operating activities in the three months ended December 31, 2010 was $2.8 million compared to $3.2 million for the three months ended December 31, 2009.  The decrease in cash provided by operating activities was primarily due to the increased acquisition of inventories and the payment of income taxes and accounts payable during the quarter ended December 31, 2010.

We used $1.2 million of cash in investing activities during the three months ended December 31, 2010 compared to $5.1 million during the three months ended December 31, 2009.  The decrease was principally due to the acquisition of the new club in Austin, Texas in December 2009, purchase of marketable securities and more additions to property and equipment in 2009.  Cash of $2.1 million was used by financing activities during the three months ended December 31, 2010 compared to $1.5 million cash used during the three months ended December 31, 2009.  The increase in cash used by financing activities is primarily the result of the purchase of treasury stock in 2010.

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

The maximum obligation that could be owed if our stock were valued at zero is $7.0 million at December 31, 2010.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on December 31, 2010 of $7.83 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at December 31, 2010.)

For the Year Ended September 30:	(in thousands)
2011	$2,450
2012	2,043
2013	137
Total	$4,630

Each $1.00 per share movement of our stock price has an aggregate effect of $303,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock.  During the three months ended December 31, 2010, we purchased 90,800 shares of common stock in the open market at prices ranging from $7.03 to $7.43.  During the three months ended December 31, 2009, we purchased 48,200 shares of common stock in the open market at prices ranging from $3.54 to $5.95.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2010, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.  On February 12, 2010, Supreme Court of Texas granted review of the Petition by the Attorney General of Texas.  Oral argument of the matter was heard on March 25, 2010.  The Company is awaiting a ruling from the Texas Supreme Court.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of December 31, 2010, the Company has approximately $4.7 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $695,000 and $583,000 for the quarters ended December 31, 2010 and 2009, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as such factors could materially affect the Company’s business, financial condition or future results.  In the three months ended December 31, 2010, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2010, we purchased 90,800 shares of common stock in the open market at prices ranging from $7.03 to $7.43 per share. During the three months ended December 31, 2010, we purchased 33,000 shares of common stock from put option holders at prices ranging from $6.98 to $7.47 per share.    Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 31, 2010	11,000	$7.30	-
November 30, 2010	86,800	$7.25	-	$3,623,872
December 31, 2010	26,000	$7.08	-	$3,439,746

Total	123,800	$7.23	-	$3,439,746

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

Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: February 9, 2010	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2010	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer