Form 10-Q
period 2011-03-31
RICKS CABARET INTERNATIONAL INC
filed 2011-05-10
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 2, 2011, 9,936,891 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I           FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	March 31, 2011	September 30, 2010
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$17,344	$18,817
Accounts receivable:
Trade, net	859	662
Other, net	284	206
Marketable securities	485	-
Inventories	1,136	1,100
Deferred tax asset	2,037	1,503
Prepaid expenses and other current assets	1,620	871
Assets of nightclub held for sale	3,035	3,160
Total current assets	26,800	26,319

Property and equipment, net	59,632	57,915

Other assets:
Goodwill and indefinite lived intangibles, net	63,226	62,076
Definite lived intangibles, net	916	1,139
Other	1,064	922
Total other assets	65,206	64,137

Total assets	$151,638	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	March 31, 2011	September 30, 2010
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$740	$700
Accrued liabilities	4,369	4,414
Texas patron tax liability	5,446	3,955
Current portion of derivative liabilities	1,015	1,276
Current portion of long-term debt	6,223	5,461
Liabilities of nightclub held for sale	2,723	2,582
Total current liabilities	20,516	18,388

Deferred tax liability	16,818	15,566
Other long-term liabilities	752	719
Long-term debt	32,078	34,803
Derivative liabilities at fair value, less current portion	417	1,243
Total liabilities	70,581	70,719

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 102 and 198 shares, respectively	3,676	4,366

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,677 and 9,766 shares issued and outstanding, respectively	97	98
Additional paid-in capital	61,447	62,326
Accumulated other comprehensive loss	(20)	-
Retained earnings	12,512	7,515
Total Rick’s permanent stockholders’ equity	74,036	69,939
Noncontrolling interests	3,345	3,347
Total permanent stockholders’ equity	77,381	73,286

Total liabilities and stockholders’ equity	$151,638	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
data)	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$9,205	$9,029	$17,564	$17,078
Sales of food and merchandise	1,982	1,782	3,766	3,372
Service revenues	10,396	10,225	19,807	19,518
Internet revenues	120	144	246	289
Media revenues	192	311	409	567
Other	944	948	1,905	1,620
Total revenues	22,839	22,439	43,697	42,444

Operating expenses:
Cost of goods sold	2,807	2,639	5,325	5,096
Salaries and wages	4,762	4,411	9,438	8,722
Stock compensation	-	44	-	88
Other general and administrative:
Taxes and permits	3,483	3,339	6,553	6,179
Charge card fees	374	370	738	717
Rent	1,076	1,028	2,155	2,051
Legal and professional	523	759	1,009	1,409
Advertising and marketing	1,176	1,507	2,359	4,445
Insurance	310	260	617	524
Utilities	425	415	831	828
Depreciation and amortization	1,125	903	2,207	1,745
Other	1,663	1,632	3,240	3,177
Total operating expenses	17,724	17,307	34,472	34,981
Operating income	5,115	5,132	9,225	7,463

Other income (expense):
Interest income	44	6	56	9
Interest expense	(1,110)	(1,079)	(2,234)	(2,108)
Other	-	(3)	-	(3)
Gain on change in fair value of derivative instruments	333	385	481	429

Income before income taxes	4,382	4,441	7,528	5,790
Income taxes	1,406	1,423	2,423	1,917
Net income	2,976	3,018	5,105	3,873
Less: net income attributable to noncontrolling interests	(53)	(73)	(107)	(146)
Net income attributable to Rick’s Cabaret International, Inc.	$2,923	$2,945	$4,998	$3,727

Basic earnings per share attributable to Rick’s shareholders:
Net income	$0.29	$0.31	$0.50	$0.40
Diluted earnings per share attributable to Rick’s shareholders:
Net income	$0.29	$0.31	$0.50	$0.40

Weighted average number of common shares outstanding:
Basic	9,937	9,361	9,990	9,366
Diluted	10,771	10,238	10,004	9,394

Comprehensive income for the three months ended March 31, 2011 and 2010 was $2,929 and $3,090, and for the six months was $4,978 and $3,840, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS
	ENDED MARCH 31,
(in thousands, except per share data)	2011	2010
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,105	$3,873
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,207	1,745
Deferred taxes	1,038	1,399
Amortization of note discount	72	90
Beneficial conversion	-	11
Deferred rents	33	35
Gain on change in fair value of derivative instruments	(481)	(429)
Stock compensation expense	-	88
Changes in operating assets and liabilities:
Accounts receivable	(363)	(596)
Inventories	(17)	(73)
Prepaid expenses and other assets	(907)	(855)
Accounts payable and accrued liabilities	1,603	2,492
Net cash provided by operating activities	8,290	7,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(505)	(1,009)
Additions to property and equipment	(3,492)	(2,231)
Acquisition of businesses, net of cash acquired	(1,150)	(2,660)
Payments from notes receivable	-	1
Net cash used in investing activities	(5,147)	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(1,346)	(786)
Payments on long-term debt	(1,767)	(1,309)
Purchase of treasury stock	(1,395)	(544)
Distribution to noncontrolling interests	(108)	(150)
Net cash used in financing activities	(4,616)	(2,789)

NET DECREASE IN CASH	(1,473)	(908)
CASH AT BEGINNING OF PERIOD	18,817	12,531
CASH AT END OF PERIOD	$17,344	$11,623

CASH PAID DURING PERIOD FOR:
Interest	$1,959	$1,545
Income taxes	$2,199	$635

See accompanying notes to consolidated financial statements.

Non-cash transactions:

In February 2010, the Company issued 41,829 shares of common stock to convertible debenture holders for accrued interest payable of $366,000.

During the six months ended March 31, 2010, the Company retired 58,000 common treasury shares. The cost of these shares was $544,065.

During the six months ended March 31, 2011, the Company purchased and retired 181,800 common treasury shares. The cost of these shares was $1,395,189.

During the six months ended March 31, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain accounting principles and disclosures which are new since September 30, 2010.

Marketable Securities

Marketable securities at March 31, 2011 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of March 31, 2011, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the six month periods ended March 31, 2011 or 2010. Marketable securities held at March 31, 2011 have a cost basis of approximately $505,056.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. Marketable securities are adjusted to fair market value at each balance sheet date. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Discontinued Operations

In certain previous filings, the Company had recognized its Rick’s Cabaret in Austin, Texas as a discontinued operation. That club was held for sale during a portion of 2009, but the Company decided to renovate and reopen the club and relaunch it with a new concept in April 2010. After the club was not immediately successful, the Company closed the club again in July 2010. The club began operating as Jaguars Gold Club in September 2010 until January 2011. The Company plans to reopen in May 2011 as a dance nightclub.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

The compensation costs recognized for the three months ended March 31, 2011 and 2010 were zero and $44,037, respectively, and were zero and $88,074 for the six months then ended, respectively. There were no stock option exercises for the six months ended March 31, 2011. There were no stock option grants for the six month periods ended March 31, 2011 and 2010.

Below is the summary of common stock options outstanding as of March 31, 2011:

(in thousands) Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500	565	565	35

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2011:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	565	$9.94
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of March 31, 2011	565	$9.94	1.33	$544
Options exercisable as of March 31, 2011	565	$9.94	1.33	$544

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2011 and 2010:

	2011		2010
(in thousands)	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$39,672	$22,404	$41,260	$21,048
Change in tax basis of assets	-	-	-	16
Intangibles acquired	1,150	-	2,000	-
Ending balance	$40,822	$22,404	$43,260	$21,064

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

6. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Business segment sales:
Night clubs	$22,527	$21,984	$43,042	$41,588
Media	192	311	409	567
Internet websites	120	144	246	289
	$22,839	$22,439	$43,697	$42,444

Business segment operating income:
Night clubs	$6,014	$6,174	$11,023	$9,333
Media	(46)	(91)	(123)	(156)
Internet websites	(20)	21	(24)	43
General corporate	(833)	(972)	(1,651)	(1,757)
	$5,115	$5,132	$9,225	$7,463

Business segment capital expenditures:
Night clubs	$3,984	$632	$4,511	$4,617
Other	-	5	-	133
General corporate	-	212	131	141
	$3,984	$849	$4,642	$4,891

Business segment depreciation and amortization:
Night clubs	$841	$690	$1,660	$1,327
Media	5	5	10	10
Internet websites	1	2	2	6
General corporate	278	206	535	402
	$1,125	$903	$2,207	$1,745

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

7.	COMMON STOCK

During the six months ended March 31, 2011, the Company purchased 181,800 shares of Company common stock for its treasury at an aggregate cost of $1.4 million. These shares have been retired.

During the six months ended March 31, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.

During the six months ended March 31, 2010, the Company purchased 58,000 shares of Company common stock for its treasury at an aggregate cost of $544,065. These shares have been retired.

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

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense) that would no longer occur if the debentures were converted).

	FOR THE QUARTER ENDED		FOR THE SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
(In thousands, except for per share amounts)	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to Rick's shareholders	$2,923	$2,945	$4,998	$3,727
Average number of common shares outstanding	9,937	9,361	9,990	9,366
Basic earnings per share - net income attributable to Rick's shareholders	$0.29	$0.31	$0.50	$0.40
Diluted earnings per share:
Net income attributable to Rick's shareholders	$2,923	$2,945	$4,998	$3,727
Adjustment to net earnings from assumed conversion of debentures (1)	227	180	-	-
Adjusted net income attributable to Rick's shareholders	$3,150	$3,125	$4,998	$3,727

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

8. EARNINGS PER SHARE (EPS) - continued

Average number of common shares outstanding:
Common shares outstanding	9,937	9,361	9,990	9,366
Potential dilutive shares resulting from exercise of warrants and options (2)	25	42	14	28
Potential dilutive shares resulting from conversion of debentures (3)	809	835	-	-
Total average number of common shares outstanding used for dilution	10,771	10,238	10,004	9,394
Diluted earnings per share - net income attributable to Rick's shareholders	$0.29	$0.31	$0.50	$0.40

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.
(2) All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2011 and 2010 totaling $8,295,123 and $7,680,522, respectively, were convertible into common stock at a price of $10.25 per share in 2010 and $8.75 to $12.00 per share in 2010. Potential dilutive shares of -0- and 30,877 for the three months ended March 31, 2011 and 2010, respectively, and 809,280 and 866,305 for the six months ended March 31, 2011 and 2010, respectively, have been excluded from earnings per share due to being anti-dilutive.

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
MARCH 31, 2011
(UNAUDITED)

9. ACQUISITIONS - continued

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
MARCH 31, 2011
(UNAUDITED)

9.  ACQUISITIONS - continued

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

On January 3, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Airport Freeway), Inc. (“RCI Dining”) and RCI Holdings, Inc. (“RCI”) completed the purchase of a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property, respectively, for an aggregate purchase price of $4,565,000.   A Purchase Agreement and Build-to-Suit Turnkey Construction Agreement had previously been entered into in December 2009, which agreement provided for the construction of the new club and the purchase of the real property located at 15000 Airport Freeway (Highway 183), Fort Worth, Texas.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,126
Equipment and signs	288
SOB license	1,151
Net assets	$4,565

10.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Computed expected tax expense	$1,472	$1,485	$2,523	$1,919
State income taxes	45	38	90	77
Stock option disqualifying dispositions
and other permanent differences	(111)	(100)	(190)	(79)
Total income tax expense	$1,406	$1,423	$2,423	$1,917

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Included in the Company’s deferred tax liabilities at March 31, 2011 is approximately $14.7 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of March 31, 2011, the Company has approximately $5.4 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $796,000 and $810,000 for the quarters ended March 31, 2011 and 2010, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

12.  NIGHTCLUB HELD FOR SALE

 In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as it seeks a buyer for the property.  The Company believes that it has done everything possible to make this location viable since its acquisition in 2008 and now believes it is in its shareholders’ best interests not to continue these efforts.

13.  SUBSEQUENT EVENTS

The Company’s wholly owned subsidiaries, RCI Dining Services (Indiana), Inc. (“RCI Indiana”) and RCI Holdings, Inc. (“RCI Holdings”), entered into a Third Amendment to Purchase Agreement (the “Amended Purchase Agreement”) with the Gold Club of Indy, LLC (“GCI”), the Estate of Albert Pfeiffer, deceased, and Lori Pfeiffer, personal representative of the Estate of Albert Pfeiffer, deceased, and sole member of GCI.  GCI

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

13.  SUBSEQUENT EVENTS - continued

owned and operated an adult entertainment cabaret known as “The Gold Club,” located at 3551 Lafayette Road, Indianapolis, Indiana 46222.  GCI also owned the real property where The Gold Club is located.  The Amended Purchase Agreement transactions closed on April 22, 2011, whereby (i) RCI Indiana acquired from Pfeiffer all assets which are used for the business of The Gold Club for $825,000 and (ii) RCI Holdings acquired from GCI the real property where The Gold Club is located, including the improvements thereon, for $850,000, for total aggregate consideration of $1,675,000.

Also at closing of the Amended Purchase Agreement, Lori Pfeiffer entered into a Non-Competition Agreement with RCI Indiana, pursuant to which she agreed not to compete with The Gold Club within Indianapolis, Indiana or any of the adjacent counties for a period of five years.

In April 2011, the Company settled certain cross-litigation with the former sellers of the Las Vegas club.  As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million.  The Company will record a gain of approximately $900,000 in April 2011 as a result of the settlement.  In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold.  This will result in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in April 2011.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of twenty-two adult nightclubs that offer live adult entertainment and restaurant and bar operations and one non adult-oriented nightclub.  Nine of our clubs operate under the name “Rick's Cabaret”; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six clubs operate under the name “XTC Cabaret”; one club operates as “Tootsie’s”, one club operates as “Cabaret East” and one club operates as “Cabaret North”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania, Indianapolis, Indiana and Las Vegas, Nevada (property for sale).  In addition to the above clubs, we intend to reopen, under a new concept, the former Rick’s Cabaret in Austin, Texas, which has been closed for several months.  No sexual contact is permitted at any of our locations.

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

3.
We operate a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. This division also includes two industry trade shows, two other industry trade publications and more than 25 industry websites.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The Company has updated references to GAAP in this Form 10-Q to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2010, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (to be reopened in May 2011 as a dance club), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We determined that there was a net asset impairment at September 30, 2010, relating to these three nightclub operations.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  Marketable securities are adjusted to fair market value at each balance sheet date. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $1.6 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

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

The stock option compensation costs recognized for the quarters ended March 31, 2011 and 2010 were $0 and $44,037, respectively, and were $0 and $88,074, respectively, for the six months then ended.  There were no stock options grants nor exercises for the quarters ended March 31, 2011 and 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

For the three months ended March 31, 2011, we had consolidated total revenues of $22.8 million compared to consolidated total revenues of $22.4 million for the three months ended March 31, 2010, an increase of $400,000 or 1.8%.  The increase in total revenues was primarily attributable to clubs acquired during last year.  Total revenues for same-location-same-period of club operations decreased to $21.1 million for the three months ended March 31, 2011 from $21.9 million for the same period ended March 31, 2010, principally due to the decrease in the Las Vegas club.

 Following is a comparison of the Company’s income statement for the quarters ended March 31, 2011 and 2010 with percentages compared to total revenue:

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$9,205	40.3%	$9,029	40.2%
Sales of food and merchandise	1,982	8.7%	1,782	7.9%
Service revenues	10,396	45.5%	10,225	45.6%
Internet revenues	120	0.5%	144	0.6%
Media	192	0.8%	311	1.4%
Other	944	4.1%	948	4.2%
Total revenues	22,839	100.0%	22,439	100.0%

Cost of goods sold	2,807	12.3%	2,639	11.8%
Salaries and wages	4,762	20.9%	4,411	19.7%
Stock-based compensation	-	0.0%	44	0.2%
Taxes and permits	3,483	15.3%	3,339	14.9%
Charge card fees	374	1.6%	370	1.6%
Rent	1,076	4.7%	1,028	4.6%
Legal and professional	523	2.3%	759	3.4%
Advertising and marketing	1,176	5.1%	1,507	6.7%
Insurance	310	1.4%	260	1.2%
Utilities	425	1.9%	415	1.8%
Depreciation and amortization	1,125	4.9%	903	4.0%
Other	1,663	7.3%	1,632	7.3%

Total operating expenses	17,724	77.6%	17,307	77.1%
Income from continuing operations	5,115	22.4%	5,132	22.9%

Interest and other income	44	0.2%	3	0.0%
Interest expense	(1,110)	-4.9%	(1,079)	-4.8%
Gain on change in fair value of derivative instruments	333	1.5%	385	1.7%
Income before income taxes	$4,382	19.2%	$4,441	19.8%

Following is an explanation of significant variances in the above amounts.

Service revenues include cover charges, fees paid by entertainers, room rentals, memberships and fees charged for credit card processing.  Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.   We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to 29.8% and 33.7% for the quarters ended March 31, 2011 and 2010, respectively.  The cost of goods sold for the club operations for the three months ended March 31, 2011 was 12.2% compared to 11.5% for the three months ended March 31, 2010.  The cost of goods sold from our internet operations for the three months ended March 31, 2011 was 2.2% compared to 2.8% for the three months ended March 31, 2010.  The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2011 was 12.2%, compared to 11.6% for the same period ended March 31, 2010.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2010.   Payroll for same-location-same-period of club operations was $3.6 million for each of the three months ended March 31, 2011 and 2010.  Management currently believes that its labor and management staff levels are appropriate.

The decrease in legal and professional expense is principally due to a continuing labor lawsuit in New York which was less active in 2011.

The decrease in advertising and marketing expense is due to improvement in the marketing costs in Las Vegas.

The increase in interest expense was attributable to our obtaining an additional $2 million of net new debt in June 2010 to finance the purchase of new clubs.

Income taxes, as a percentage of income before taxes was 32.0% for each of the quarters ended March 31, 2011 and 2010.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $6.5 million for each of the three months ended March 31, 2011 and 2010.

Our Media Division lost approximately $47,000 before income taxes for the quarter ended March 31, 2011 compared to a loss of approximately $91,000 in the 2010 quarter.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the three months ended March 31, 2011 and 2010 was $6.6 million and $6.4 million, respectively.

Adjusted EBITDA is a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net income to adjusted EDITDA are provided below for the quarters ended March 31:

(in thousands)	2011	2010
Net income	$2,923	$2,945
Income taxes	1,406	1,423
Interest expense	1,110	1,079
Depreciation and amortization	1,125	903
Adjusted EBITDA	$6,564	$6,350

Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2010

For the six months ended March 31, 2011, we had consolidated total revenues of $43.7 million compared to consolidated total revenues of $42.4 million for the six months ended March 31, 2010, an increase of $1.3 million or 3.0%.  The increase in total revenues was primarily attributable to new club acquisitions in Fort Worth and Austin, Texas amounting to $2.9 million.  Total revenues for same-location-same-period of club continuing operations decreased $1.8 million to $39.0 million for the six months ended March 31, 2011 from $40.8 million for the same period ended March 31, 2010, principally due to the decrease in the Las Vegas club of $3.1 million.

 Following is a comparison of the Company’s income statement for the six months ended March 31, 2011 and 2010 with percentages compared to total revenue: Following is an explanation of significant variances in the above amounts.

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$17,564	40.2%	$17,078	40.2%
Sales of food and merchandise	3,766	8.6%	3,372	7.9%
Service revenues	19,807	45.3%	19,518	46.0%
Internet revenues	246	0.6%	289	0.7%
Media	409	0.9%	567	1.3%
Other	1,905	4.4%	1,620	3.8%
Total revenues	43,697	100.0%	42,444	100.0%

Cost of goods sold	5,325	12.2%	5,096	12.0%
Salaries and wages	9,438	21.6%	8,722	20.5%
Stock-based compensation	-	0.0%	88	0.2%
Taxes and permits	6,553	15.0%	6,179	14.6%
Charge card fees	738	1.7%	717	1.7%
Rent	2,155	4.9%	2,051	4.8%
Legal and professional	1,009	2.3%	1,409	3.3%
Advertising and marketing	2,359	5.4%	4,445	10.5%
Insurance	617	1.4%	524	1.2%
Utilities	831	1.9%	828	2.0%
Depreciation and amortization	2,207	5.1%	1,745	4.1%
Other	3,240	7.4%	3,177	7.5%

Total operating expenses	34,472	78.9%	34,981	82.4%
Income from continuing operations	9,225	21.1%	7,463	17.6%

Interest income	56	0.1%	6	0.0%
Interest expense	(2,234)	-5.1%	(2,108)	-5.0%
Gain on change in fair value of derivative instruments	481	1.1%	429	1.0%
Income before income taxes	$7,528	17.2%	$5,790	13.6%

Service revenues include cover charges, fees paid by entertainers, room rentals, memberships and fees charged for credit card processing.  Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers. We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to 26.4% and 28.2% for the six months ended March 31, 2011 and 2009, respectively.  The cost of goods sold for the club operations for the six months ended March 31, 2011 was 12.1% compared to 11.9% for the six months ended March 31, 2010.  The cost of goods sold from our internet operations for the six months ended March 31, 2011 was 2.2% compared to 2.5% for the six months ended March 31, 2010.  The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2011 was 12.0%, compared to 11.8% for the same period ended March 31, 2010.

Payroll for same-location-same-period of club operations increased to $7.1 million for the six months ended March 31, 2011 from $7.0 million for the same period ended March 31, 2010  Management currently believes that its labor and management staff levels are appropriate.

The decrease in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2010.

The decrease in advertising and marketing expense is due to improvement in the marketing costs in Las Vegas.

The increase in depreciation is principally due to the new clubs acquired.

The increase in interest expense was attributable to our obtaining an additional $2 million of net new debt in June 2010 to finance the purchase of new clubs.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock.

Income taxes, as a percentage of income before taxes was 32.2% and 33.1% for the six months ended March 31, 2011 and 2009, respectively.

The increase in net income was primarily due to the decrease in expenses detailed above while increasing revenues, especially in the first quarter.  Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $11.4 million for the six months ended March 31, 2011 from $9.8 million for same period ended March 31, 2010, or by 16.3%.

Our Media Division lost approximately $123,000 before income taxes for the six months ended March 31, 2011 compared to a loss of approximately $156,000 in the six months ended March 31, 2010.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the six months ended March 31, 2011 and 2010 was $11.9 million and $9.5 million, respectively.

Adjusted EBITDA is a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net income to adjusted EDITDA are provided below for the six months ended March 31:

(in thousands)	2011	2010
Net income	$4,998	$3,727
Income taxes	2,423	1,917
Interest expense	2,234	2,108
Depreciation and amortization	2,207	1,745
Adjusted EBITDA	$11,862	$9,497

Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At March 31, 2011, we had working capital of approximately $6.3 million compared to approximately $7.9 million at September 30, 2010.  The decrease is principally due to the purchase of a nightclub for $4.6 million in January 2011, payments on long-term debt and purchase of put options and related derivatives during the period.

Net cash provided by operating activities in the six months ended March 31, 2011 was $8.3 million compared to $7.8 million for the six months ended March 31, 2010.  The increase in cash provided by operating activities was primarily due to the increase in net income for the six months ended March 31, 2011.

We used $5.1 million of cash in investing activities during the six months ended March 31, 2011 compared to $5.9 million during the six months ended March 31, 2010.  The decrease was principally due to the acquisition of $1.0 million in marketable securities in 2010, compared to $505,000 in 2011.  Cash of $4.6 million was used by financing activities during the six months ended March 31, 2011 compared to $2.8 million cash used during the six months ended March 31, 2010. The increase was primarily due to an increase in payments on long-term debt, purchases of treasury stock and put options and payment on the derivative.

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

In April 2011, we settled certain cross-litigation with the former sellers of the Las Vegas club.  As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million.  The Company will record a gain of approximately $900,000 in April 2011 as a result of the settlement.  In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold.  This will result in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in April 2011.  The following disclosures do not include these 70,000 shares.

The maximum obligation that could be owed if our stock were valued at zero is $4.8 million at March 31, 2011.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on March 31, 2011 of $10.90 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at March 31, 2011.)

For the Year Ended September 30:	(in thousands)
2011	$870
2012	1,656
2013	110
Total	$2,636

Each $1.00 per share movement of our stock price has an aggregate effect of $200,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock in the open market.  During the six months ended March 31, 2011 and 2010, no shares were purchased under this program.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential.  Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin, Dallas and Fort Worth, Texas, Miami Gardens, Florida, Philadelphia, Pennsylvania and Indianapolis, Indiana, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of March 31, 2011, the Company has approximately $5.4 million million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $796,000 and $810,000 for the quarters ended March 31, 2011 and 2010, respectively.   The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as such factors could materially affect the Company’s business, financial condition or future results.  In the three months ended March 31, 2011, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

During the three months ended March 31, 2011, we purchased 25,000 shares of common stock in a private transaction at $8.00 per share.  During the three months ended March 31, 2011, we purchased 33,000 shares of common stock from put option holders at prices ranging from $7.96 to $10.70 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 31, 2011	36,000	$8.00	-	$3,414,746
February 28, 2011	11,000	$8.68	-	$3,414,746
March 31, 2011	11,000	$10.70	-	$3,414,746
Total for the three months ended March 31, 2011	58,000	$9.12	-	$3,414,746

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

Exhibit 32.1 — Certification of Chief Executive Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 — Certification of Chief Financial Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: May 10, 2011	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2011	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer