Form 10-Q
period 2011-06-30
RICKS CABARET INTERNATIONAL INC
filed 2011-08-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

As of August 2, 2011, 9,873,151 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	June 30, 2011	September 30, 2010
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$12,356	$18,614
Accounts receivable:
Trade, net	840	662
Other, net	3,133	207
Marketable securities	500	-
Inventories	1,169	1,093
Deferred tax asset	2,285	2,037
Prepaid expenses and other current assets	1,292	333
Assets of discontinued operations	129	4,629
Total current assets	21,704	27,575

Property and equipment, net	62,507	56,900

Other assets:
Goodwill and indefinite lived intangibles, net	63,706	61,835
Definite lived intangibles, net	904	1,139
Other	2,987	922
Total other assets	67,597	63,896

Total assets	$151,808	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	June 30, 2011	September 30, 2010
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$782	$699
Accrued liabilities	3,187	4,313
Texas patron tax liability	6,136	3,955
Current portion of derivative liabilities	1,143	1,276
Current portion of long-term debt	6,238	5,461
Liabilities of discontinued operations	127	2,995
Total current liabilities	17,613	18,699

Deferred tax liability	21,275	15,288
Other long-term liabilities	769	719
Long-term debt	30,699	34,803
Derivative liabilities at fair value, less current portion	238	1,243
Total liabilities	70,594	70,752

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 84 and 198 shares, respectively	1,932	4,366

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,723 and 9,766 shares issued and outstanding, respectively	97	98
Additional paid-in capital	62,446	62,326
Accumulated other comprehensive loss	(5)	-
Retained earnings	13,401	7,515
Total Rick’s permanent stockholders’ equity	75,939	69,939
Noncontrolling interests	3,343	3,314
Total permanent stockholders’ equity	79,282	73,253

Total liabilities and stockholders’ equity	$151,808	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,

	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$8,149	$7,029	$24,312	$21,371
Sales of food and merchandise	1,891	1,578	5,469	4,648
Service revenues	9,553	8,331	28,637	25,507
Internet revenues	113	144	359	433
Media revenues	176	203	585	771
Other	911	737	2,678	2,202
Total revenues	20,793	18,022	62,040	54,932

Operating expenses:
Cost of goods sold	2,710	2,254	7,793	6,887
Salaries and wages	4,683	4,109	13,503	12,074
Stock compensation	-	44	-	132
Other general and administrative:
Taxes and permits	3,101	2,750	9,333	8,426
Charge card fees	405	315	1,047	907
Rent	756	668	2,305	1,957
Legal and professional	635	854	1,547	2,207
Advertising and marketing	838	665	2,651	2,465
Insurance	300	244	851	687
Utilities	394	349	1,143	1,077
Depreciation and amortization	980	837	2,855	2,363
Other	1,626	1,419	4,646	4,341
Total operating expenses	16,428	14,508	47,674	43,523
Operating income	4,365	3,514	14,366	11,409

Other income (expense):
Interest income and other	2	5	57	11
Interest expense	(1,033)	(1,231)	(3,170)	(3,227)
Gain on settlement of debt	903	-	903	-
Gain (loss) on change in fair value of derivative instruments	(216)	(407)	266	22
Income from continuing operations before income taxes	4,021	1,881	12,422	8,215
Income taxes	1,500	762	4,231	2,869
Income from continuing operations	2,521	1,119	8,191	5,346
Loss from discontinued operations, net of income taxes	(1,580)	(202)	(2,146)	(555)
Net income	941	917	6,045	4,791
Less: net income attributable to noncontrolling interests	(53)	(60)	(159)	(207)
Net income attributable to Rick’s Cabaret International, Inc.	$888	$857	$5,886	$4,584

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.25	$0.11	$0.81	$0.54
Loss from discontinued operations	$(0.16)	$(0.02)	$(0.22)	$(0.06)
Net income	$0.09	$0.09	$0.59	$0.48
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.25	$0.11	$0.80	$0.53
Loss from discontinued operations	$(0.16)	$(0.02)	$(0.21)	$(0.06)
Net income	$0.09	$0.09	$0.59	$0.48

Weighted average number of common shares outstanding:
Basic	9,924	9,905	9,968	9,546
Diluted	9,941	9,958	9,983	9,876

Comprehensive income for the three months ended June 30, 2011 and 2010 was $903 and $501, and for the nine months was $5,880 and $4,342, respectively.  This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	FOR THE NINE MONTHS
	ENDED JUNE 30,
	2011	2010
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,045	$4,791
Loss from discontinued operations, net of income taxes	2,146	555
Income from continuing operations	8,191	5,346
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,855	2,363
Write-off of prepaid loan origination costs	-	274
Deferred taxes	5,128	1,972
Amortization of note discount	109	137
Gain on settlement of debt	(903)	-
Beneficial conversion	-	17
Deferred rents	49	58
Gain on change in fair value of derivative instruments	(266)	(22)
Stock compensation expense	-	132
Changes in operating assets and liabilities:
Accounts receivable	(3,106)	(458)
Inventories	(76)	(89)
Prepaid expenses and other assets	(469)	(777)
Accounts payable and accrued liabilities	1,362	3,326
Cash provided by operating activities of continuing operations	12,874	12,279
Cash provided by (used in) operating activities of discontinued operations	868	(247)
Net cash provided by operating activities	13,742	12,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(505)	(1,009)
Additions to property and equipment	(7,092)	(7,136)
Acquisition of businesses, net of cash acquired	(1,967)	(3,141)
Payments from (additions to) notes receivable	(2,000)	1
Cash used in investing activities of continuing operations	(11,564)	(11,285)
Cash used in investing activities of discontinued operations	(21)	(26)
Net cash used in investing activities	(11,585)	(11,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	9,258
Payments related to put options	(1,509)	(1,568)
Exercise of stock options	189	14
Payments on long-term debt	(4,795)	(1,521)
Purchase of treasury stock	(2,138)	(891)
Distribution to noncontrolling interests	(162)	(211)
Cash provided by (used in) financing activities of continuing operations	(8,415)	5,081
Cash used in financing activities of discontinued operations	-	(385)
Net cash provided by (used in) financing activities	(8,415)	4,696
NET INCREASE (DECREASE) IN CASH	(6,258)	5,417
CASH AT BEGINNING OF PERIOD	18,614	12,440
CASH AT END OF PERIOD	$12,356	$17,857
CASH PAID DURING PERIOD FOR:
Interest	$2,675	$2,936
Income taxes	$2,361	$991

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2011, the Company purchased and retired 264,140 common treasury shares.  The cost of these shares was $2,137,794.

During the nine months ended June 30, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.

During the nine months ended June 30, 2011, the Company transferred 70,000 shares aggregating $1,400,000 from temporary equity to permanent equity in connection with the settlement of certain cross-litigation.

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

During the nine months ended June 30, 2010, the Company purchased and retired 92,500 shares of treasury stock at a cost aggregating $890,715.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Marketable Securities

Marketable securities at June 30, 2011 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of June 30, 2011, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss within the permanent stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the nine month periods ended June 30, 2011 or 2010.  Marketable securities held at June 30, 2011 have a cost basis of approximately $505,056.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Discontinued Operations

In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as it seeks a buyer for the property.  The Company believes that it has done everything possible to make this location viable since its acquisition in 2008 and now believes it is in its shareholders’ best interests not to continue these efforts.  The club was shuttered and the landlord took over the property in June 2011.  Therefore, this club is recognized as a discontinued operation in the accompanying consolidated financial statements and has recognized a loss upon the closure of the club of $2.0 million in discontinued operations.

The Company has plans to sell a portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas.  When the sale is closed, the Company will deconsolidate the subsidiary and carry it as an equity-method investment.  Accordingly, the club is recognized as a discontinued operation in the accompanying consolidated financial statements.

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan will be submitted to the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

The compensation costs recognized for the three months ended June 30, 2011 and 2010 were zero and $44,037, respectively, and were zero and $132,111 for the nine months then ended, respectively.  There were 25,000 and 5,000 stock option exercises for the nine months ended June 30, 2011 and 2010, respectively.  There were no stock option grants for the nine month periods ended June 30, 2011 and 2010.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Below is the summary of common stock options outstanding as of June 30, 2011:

(in thousands) Employee and Director Stock Option Plan:	Options Authorized	Options Outstanding	Options Vested	Available for Grant
1999 Stock Option Plan	1,500	535	535	35

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2011:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	565	$9.94
Granted	-	-
Cancelled or expired	(5)	$6.75
Exercised	(25)	$7.55
Outstanding as of June 30, 2011	535	$10.08	1.14	$0
Options exercisable as of June 30, 2011	535	$10.08	1.14	$0

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2011 and 2010:

(in thousands)	2011		2010
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$41,145	$20,693	$41,058	$21,010
Intangibles acquired	1,151	717	2,000	613
Other	-	-	-	41
Ending balance	$42,296	$21,410	$43,058	$21,664

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

6.  SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Business segment sales:
Night clubs	$20,504	$17,675	$61,096	$53,728
Media	176	203	585	771
Internet websites	113	144	359	433
	$20,793	$18,022	$62,040	$54,932

Business segment operating income:
Night clubs	$5,300	$4,955	$17,098	$14,286
Media	(114)	(102)	(235)	(258)
Internet websites	(25)	(6)	(49)	60
General corporate	(796)	(1,333)	(2,448)	(2,679)
	$4,365	$3,514	$14,366	$11,409

Business segment capital expenditures:
Night clubs	$3,586	$4,638	$6,943	$5,893
Other	3	-	4	3
General corporate	11	234	145	1,240
	$3,600	$4,872	$7,092	$7,136

Business segment depreciation and amortization:
Night clubs	$683	$600	$2,011	$1,709
Media	5	5	15	15
Internet websites	1	1	3	7
General corporate	291	231	826	632
	$980	$837	$2,855	$2,363

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

7.  COMMON STOCK

During the nine months ended June 30, 2011, the Company purchased and retired 264,140 shares of Company’s common stock for its treasury at an aggregate cost of $2.1 million.

During the nine months ended June 30, 2011, the Company issued 26,320 shares of the Company’s common stock for debt aggregating $269,780.

During the nine months ended June 30, 2010, the Company purchased and retired 92,500 shares of the Company’s common stock for its treasury at an aggregate cost of $890,715.

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

(in thousands, except per share data)	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,468	$1,059	$8,032	$5,139
Loss from discontinued operations, net of income taxes	(1,580)	(202)	(2,146)	(555)
Net income attributable to Rick's shareholders	$888	$857	$5,886	$4,584
Average number of common shares outstanding	9,924	9,905	9,968	9,546
Basic earnings per share - income from continuing operations	$0.25	$0.11	$0.81	$0.54
Basic earnings per share - discontinued operations	$(0.16)	$(0.02)	$(0.22)	$(0.06)
Basic earnings per share - net income attributable to Rick's shareholders	$0.09	$0.09	$0.59	$0.48
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,468	$1,059	$8,032	$5,139
Adjustment to net earnings from assumed conversion of debentures (1)	-	-	-	117
Adjusted income from continuing operations	2,558	1,059	8,122	5,256
Discontinued operations	(1,580)	(202)	(2,146)	(555)
Adjusted net income attributable to Rick's shareholders	$888	$857	$5,886	$4,701
Average number of common shares outstanding:
Common shares outstanding	9,924	9,905	9,968	9,546
Potential dilutive shares resulting from exercise of warrants and options (2)	17	53	15	46
Potential dilutive shares resulting from conversion of debentures (3)	-	-	-	284
Total average number of common shares outstanding used for dilution	9,941	9,958	9,983	9,876
Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.25	$0.11	$0.80	$0.53
Diluted earnings per share - discontinued operations	$(0.16)	$(0.02)	$(0.21)	$(0.06)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.09	$0.09	$0.59	$0.48

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

8.  EARNINGS PER SHARE (“EPS”) - continued

(1)  Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.
(2)   All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2011 and 2010 totaling approximately $7,370,000 and $9,455,000, respectively, were convertible into common stock at a price of $10.25 per share.  Potential dilutive shares of 719,046 and 69,552 for the three months ended June 30, 2011 and 2010, respectively, and 719,046 and 36,629 for the nine months ended June 30, 2011 and 2010, respectively, have been excluded from earnings per share due to being anti-dilutive.

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
JUNE 30, 2011
(UNAUDITED)

9.  ACQUISITIONS - continued

(i)	$1.8 million by wire transfer to Karamalegos;

(ii)	$880,000 by wire transfer to Polycrates;

(iii)
$530,000 evidenced by a five (5) year secured promissory note to Karamalegos, bearing interest at the rate of 4.75% per annum and payable in ninety (60) equal monthly installments of principal and interest of $9,941 (the “Karamalegos Note”).  The Karamalegos Note is secured by a third lien in favor of Karamalegos against the Property and improvements located thereon and a second lien on all of the shares of JOY and NIII;

(iv)
$1.3 million evidenced by a five (5) year secured promissory note to Polycrates, bearing interest at the rate of 4.75% per annum and payable in ninety (60) equal monthly installments of principal and interest of $24,759 (the “Polycrates Note”).  The Polycrates Note is individually guaranteed by Karamalegos for the first thirty (30) months and is secured by a second lien in favor of Polycrates against the Property and improvements located thereon and a first lien on all of the shares of JOY and NIII; and

(v)
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
JUNE 30, 2011
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
JUNE 30, 2011
(UNAUDITED)

9.  ACQUISITIONS - continued

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

RCI Dining Services (Airport Freeway)

On January 3, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Airport Freeway), Inc. (“RCI Dining”) and RCI Holdings, Inc. (“RCI”) completed the purchase of a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property, for an aggregate purchase price of $4,565,000.   A Purchase Agreement and Build-to-Suit Turnkey Construction Agreement had previously been entered into in December 2009, which agreement provided for the construction of the new club and the purchase of the real property located at 15000 Airport Freeway (Highway 183), Fort Worth, Texas.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,126
Equipment and signs	288
SOB license	1,151
Net assets	$4,565

Gold Club of Indy, LLC

The Company’s wholly owned subsidiaries, RCI Dining Services (Indiana), Inc. (“RCI Indiana”) and RCI Holdings, Inc. (“RCI Holdings”), entered into a Third Amendment to Purchase Agreement (the “Amended Purchase Agreement”) with the Gold Club of Indy, LLC (“GCI”), the Estate of Albert Pfeiffer, deceased, and Lori Pfeiffer, personal representative of the Estate of Albert Pfeiffer, deceased, and sole member of GCI.  GCI owned and operated an adult entertainment cabaret known as “The Gold Club,” located at 3551 Lafayette Road, Indianapolis, Indiana 46222.  GCI also owned the real property where The Gold Club is located.  The Amended Purchase Agreement transactions closed on April 22, 2011, whereby (i) RCI Indiana acquired from Pfeiffer all assets which are used for the business of The Gold Club for $825,000 and (ii) RCI Holdings acquired from GCI the real property where The Gold Club is located, including the improvements thereon, for $850,000, for total aggregate consideration of $1,657,000, net of certain accrued property taxes.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

9.  ACQUISITIONS - continued

Also at closing of the Amended Purchase Agreement, Lori Pfeiffer entered into a Non-Competition Agreement with RCI Indiana, pursuant to which she agreed not to compete with The Gold Club within Indianapolis, Indiana or any of the adjacent counties for a period of five years.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$750
Equipment and furniture	90
Noncompete	100
Goodwill	717
Net assets	$1,657

The results of operations of this entity are included in the Company’s consolidated results of operations since April 22, 2011. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

10.  INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Nine Months
(in thousands)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Computed expected tax expense	$1,367	$640	$4,223	$2,793
State income taxes	45	12	105	89
Stock option disqualifying dispositions and other permanent differences	88	110	(97)	(13)
Total income tax expense	$1,500	$762	$4,231	$2,869

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

10.  INCOME TAXES - continued

Included in the Company’s deferred tax liabilities at June 30, 2011 is approximately $14.7 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued in interest expense and penalties in operating expenses. During the nine months ended June 30, 2011 and 2010, the Company recognized approximately $34,000 and $50,000, respectively, in interest and penalties. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of June 30, 2011, the Company has approximately $6.1 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $691,000 and $670,000 for the quarters ended June 30, 2011 and 2010, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

12.  GAIN ON SETTLEMENT OF DEBT

In April 2011, the Company settled certain cross-litigation with the former sellers of the Las Vegas club.  As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million.  The Company has recorded a gain of approximately $900,000 in the quarter ended June 30, 2011 as a result of the settlement.  In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold.  This resulted in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in the quarter ended June 30, 2011.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

13.  SUBSEQUENT EVENTS

New Acquisition

Pursuant to the Asset Purchase Agreement, as amended, on July 28, 2011, The Company acquired substantially all of the assets associated or used in connection with the operation of Schiek’s Palace Royale for the purchase price of $2,875,000.

In connection with the Asset Purchase Agreement, on March 22, 2011, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Real Estate Purchase Agreement with 4th Street Partnership LLLP, a Minnesota limited liability limited partnership (“4th Street”), which owned the real property where Schiek’s Palace Royale is located.  The parties amended the Real Estate Purchase Agreement on May 31, 2011 and on July 26, 2011.  Pursuant to the terms of the Real Estate Purchase Agreement, as amended, on July 28, 2011, RCI Holdings acquired the real property where Schiek’s Palace Royale is located for a purchase price of $3,250,000.

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

GENERAL

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment and restaurant and bar operations.  Through our subsidiaries, we currently own and/or operate a total of twenty-one adult nightclubs that offer live adult entertainment and restaurant and bar operations.  Eight of our clubs operate under the name “Rick's Cabaret”; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six clubs operate under the name “XTC Cabaret”; one club operates as “Tootsie’s”, one club operates as “Cabaret East”, one club operates as “Cabaret North” and one club that operates as “Downtown Cabaret”. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Indianapolis, Indiana.  No sexual contact is permitted at any of our locations.

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

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between five and 20 years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period.

Goodwill and Intangible Assets

FASB ASC 350, Goodwill and Other Intangibles Assets, addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but reviewed on an annual basis for impairment. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment.  Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2010, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin, have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We determined that there was a net asset impairment at September 30, 2010, relating to these three nightclub operations.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 requires the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $1.5 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively.

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

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480, Distinguishing Liabilities From Equity, as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above.

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

The stock option compensation costs recognized for the quarters ended June 30, 2011 and 2010 were $0 and $44,037, respectively, and were $0 and $132,111, respectively, for the nine months then ended.  There were no stock options grants nor exercises for the quarters ended June 30, 2011 and 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

For the three months ended June 30, 2011, we had consolidated total revenues of $20.8 million compared to consolidated total revenues of $18.0 million for the three months ended June 30, 2010, an increase of $2.8 million or 15.4%.  The increase in total revenues was primarily attributable to clubs acquired during last year along with positive results from the NBA Championship series in Dallas and Miami and strong quarters from the Rick’s locations in San Antonio and Minneapolis.  Total revenues for same-location-same-period of club operations increased by 9.0% to $19.2 million for the three months ended June 30, 2011 from $17.6 million for the same period ended June 30, 2010.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2011 and 2010 with percentages compared to total revenue:

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$8,149	39.2%	$7,029	39.0%
Sales of food and merchandise	1,891	9.1%	1,578	8.8%
Service revenues	9,553	45.9%	8,331	46.2%
Internet revenues	113	0.5%	144	0.8%
Media	176	0.8%	203	1.1%
Other	911	4.4%	737	4.1%
Total revenues	20,793	100.0%	18,022	100.0%

Cost of goods sold	2,710	13.0%	2,254	12.5%
Salaries and wages	4,683	22.5%	4,109	22.8%
Stock-based compensation	-	0.0%	44	0.2%
Taxes and permits	3,101	14.9%	2,750	15.3%
Charge card fees	405	1.9%	315	1.7%
Rent	756	3.6%	668	3.7%
Legal and professional	635	3.1%	854	4.7%
Advertising and marketing	838	4.0%	665	3.7%
Insurance	300	1.4%	244	1.4%
Utilities	394	1.9%	349	1.9%
Depreciation and amortization	980	4.7%	837	4.6%
Other	1,626	7.8%	1,419	7.9%

Total operating expenses	16,428	79.0%	14,508	80.5%
Income from operations	4,365	21.0%	3,514	19.5%

Interest and other income	2	0.0%	5	0.0%
Interest expense	(1,033)	-5.0%	(1,231)	-6.8%
Gain on settlement of debt	903	4.3%	-	0.0%
Loss on change in fair value of derivative instruments	(216)	-1.0%	(407)	-2.3%

Income from continuing operations before income taxes	$4,021	19.3%	$1,881	10.4%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to 36.4% and 20.9% for the quarters ended June 30, 2011 and 2010, respectively.  The cost of goods sold for the club operations for the three months ended June 30, 2011 was 12.9% compared to 12.5% for the three months ended June 30, 2010.  The cost of goods sold from our internet operations for the three months ended June 30, 2011 was 2.0% compared to 1.8% for the three months ended June 30, 2010.  The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2011 was 12.8%, compared to12.5% for the same period ended June 30, 2010.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   Payroll for same-location-same-period of club operations was $3.5 million for the three months ended June 30, 2011 compared to $3.3 million for the three months ended June 30, 2010.  Management currently believes that its labor and management staff levels are appropriate.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The decrease in interest expense was attributable to the write-off of prepaid loan origination costs amounting to approximately $274,000 in June 2010 when we converted $7.2 million in debt to common stock.

Income taxes, as a percentage of income before taxes was 37.3% and 40.5% for the quarters ended June 30, 2011 and 2010, respectively due to the tax effect of the nondeductible loss on change in fair value of derivative instruments.

The loss on the change in fair value of derivative instruments is due to the falling price of the Company’s common stock in each quarter.

The gain on settlement of debt was the result of the settlement of certain cross-litigation with the former sellers of the Las Vegas club.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $5.7 million for the three months ended June 30, 2011 compared to $4.7 million for the three months ended June 30, 2010.

Our Media Division lost approximately $113,000 before income taxes for the quarter ended June 30, 2011 compared to a loss of approximately $102,000 in the 2010 quarter.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the three months ended June 30, 2011 and 2010 was $6.0 million and $3.9 million, respectively.

Adjusted EBITDA is a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings from continuing operations before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net income to adjusted EDITDA are provided below for the quarters ended June 30:

(in thousands)	2011	2010
Income from continuing operations	$2,521	$1,119
Income taxes	1,500	762
Interest expense	1,033	1,231
Depreciation and amortization	980	837
Adjusted EBITDA	$6,034	$3,949

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2010

For the nine months ended June 30, 2011, we had consolidated total revenues of $62.0 million compared to consolidated total revenues of $54.9 million for the nine months ended June 30, 2010, an increase of $7.1 million or 12.9%.  The increase in total revenues was primarily attributable to clubs acquired during last year along with positive results from the NBA Championship series in Dallas and Miami and strong quarters from the Rick’s locations in San Antonio and Minneapolis.  Total revenues for same-location-same-period of club continuing operations increased 5.1% to $54.7 million for the nine months ended June 30, 2011 from $52.0 million for the same period ended June 30, 2010.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2011 and 2010 with percentages compared to total revenue:

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$24,312	39.2%	$21,371	38.9%
Sales of food and merchandise	5,469	8.8%	4,648	8.5%
Service revenues	28,637	46.2%	25,507	46.4%
Internet revenues	359	0.6%	433	0.8%
Media	585	0.9%	771	1.4%
Other	2,678	4.3%	2,202	4.0%
Total revenues	62,040	100.0%	54,932	100.0%

Cost of goods sold	7,793	12.6%	6,887	12.5%
Salaries and wages	13,503	21.8%	12,074	22.0%
Stock-based compensation	-	0.0%	132	0.2%
Taxes and permits	9,333	15.0%	8,426	15.3%
Charge card fees	1,047	1.7%	907	1.7%
Rent	2,305	3.7%	1,957	3.6%
Legal and professional	1,547	2.5%	2,207	4.0%
Advertising and marketing	2,651	4.3%	2,465	4.5%
Insurance	851	1.4%	687	1.3%
Utilities	1,143	1.8%	1,077	2.0%
Depreciation and amortization	2,855	4.6%	2,363	4.3%
Other	4,646	7.5%	4,341	7.9%

Total operating expenses	47,674	76.8%	43,523	79.2%
Income from operations	14,366	23.2%	11,409	20.8%

Interest and other income	57	0.1%	11	0.0%
Interest expense	(3,170)	-5.1%	(3,227)	-5.9%
Gain on settlement of debt	903	1.5%	-	0.0%
Gain on change in fair value of derivative instruments	266	0.4%	22	0.0%

Income from continuing operations before income taxes	$12,422	20.0%	$8,215	15.0%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Media cost of goods amounted to 29.4% and 26.3% for the nine months ended June 30, 2011 and 2010, respectively.  The cost of goods sold for the club operations for the nine months ended June 30, 2011 was 12.5% compared to 12.4% for the nine months ended June 30, 2010.  The cost of goods sold from our internet operations for the nine months ended June 30, 2011 was 2.1% compared to 2.3% for the nine months ended June 30, 2010.  The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2011 was 12.3%, for each of the nine months ended June 30, 2011 and 2010.

Payroll for same-location-same-period of club operations increased to $9.7 million for the nine months ended June 30, 2011 from $9.4 million for the same period ended June 30, 2010.  Management currently believes that its labor and management staff levels are appropriate.

The decrease in legal and accounting expense is principally due to a continuing labor lawsuit in New York which was more active in 2010.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The decrease in interest expense was attributable to the write-off of prepaid loan origination costs amounting to approximately $274,000 in June 2010 when we converted $7.2 million in debt to common stock.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock over the nine months.

Income taxes, as a percentage of income before taxes was 34.1% and 34.9% for the nine months ended June 30, 2011 and 2009, respectively.

The gain on settlement of debt was the result of the settlement of certain cross-litigation with the former sellers of the Las Vegas club.

The increase in net income was primarily due to the decrease in expenses detailed above while increasing revenues, especially in the first quarter.  Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $17.6 million for the nine months ended June 30, 2011 from $14.7 million for same period ended June 30, 2010, or by 19.6%.

Our Media Division lost approximately $236,000 before income taxes for the nine months ended June 30, 2011 compared to a loss of approximately $258,000 in the nine months ended June 30, 2010.  As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the nine months ended June 30, 2011 and 2010 was $18.4 million and $13.8 million, respectively.

Adjusted EBITDA is a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings from continuing operations before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net income to adjusted EDITDA are provided below for the nine months ended June 30:

(in thousands)	2011	2010
Income from continuing operations	$8,191	$5,346
Income taxes	4,231	2,869
Interest expense	3,170	3,227
Depreciation and amortization	2,855	2,363
Adjusted EBITDA	$18,447	$13,805

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

Discontinued Operations

 In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as it seeks a buyer for the property.  The Company believes that it has done everything possible to make this location viable since its acquisition in 2008 and now believes it is in its shareholders’ best interests not to continue these efforts.  The club was shuttered and the landlord took over the property in June 2011.  Therefore, this club is recognized as a discontinued operation in the accompanying financial statements and has recognized a loss on the closure of $2.0 million in discontinued operations.

The Company has plans to sell a portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas.  When the sale is closed, the Company will deconsolidate the subsidiary and carry it as an equity-method investment.  Accordingly, the club is recognized as a discontinued operation in the accompanying financial statements.

Following is summarized information regarding these discontinued operations:

(in thousands)	Quarter Ended June 30,
	2011	2010
Loss from discontinued operations	$(233)	$(311)
Loss on disposition	(2,197)	-
Income tax - discontinued operations	850	109
Total loss from discontinued operations, net of tax	$(1,580)	$(202)

	Nine Months Ended June 30,
	2011	2010
Loss from discontinued operations	$(1,105)	$(855)
Loss on disposition	(2,197)	-
Income tax - discontinued operations	1,156	300
Total loss from discontinued operations, net of tax	$(2,146)	$(555)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:
	June 30,	September 30,
(in thousands)	2011	2010
Current assets	$33	$1,065
Property and equipment	-	2,774
Other assets	96	790
Current liabilities	(127)	(262)
Long-term liabilities	-	(2,733)
Net assets	$2	$1,634

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At June 30, 2011, we had working capital of approximately $4.1 million compared to approximately $8.9 million at September 30, 2010.  The decrease is principally due to the purchase of 2 nightclubs and the real estate of another club aggregating $8.7 million during the nine months, payments on long-term debt and purchase of put options and related derivatives during the period.

Net cash provided by operating activities in the nine months ended June 30, 2011 was $13.7 million compared to $12.0 million for the nine months ended June 30, 2010.  The increase in cash provided by operating activities was primarily due to the increase in net income for the nine months ended June 30, 2011.

We used $11.6 million of cash in investing activities during the nine months ended June 30, 2011 compared to $11.3 million during the nine months ended June 30, 2010.  Cash of $8.4 million was used by financing activities during the nine months ended June 30, 2011 compared to $4.7 million cash provided during the nine months ended June 30, 2010. The change was principally due to the proceeds from long-term debt of $9.3 million in June 2010.

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

In April 2011, we settled certain cross-litigation with the former sellers of the Las Vegas club.  As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million.  The Company has recorded a gain of approximately $900,000 in April 2011 as a result of the settlement.  In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold.  This resulted in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in April 2011.  The following disclosures do not include these 70,000 shares.

The maximum obligation that could be owed if our stock were valued at zero is $4.0 million at June 30, 2011.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on June 30, 2011 of $8.44 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at June 30, 2011.)

For the Year Ended September 30:	(in thousands)
2011	$516
2012	1,966
2013	132
Total	$2,614

Each $1.00 per share movement of our stock price has an aggregate effect of $168,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt.  There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock in the open market.  During the nine months ended June 30, 2011 and 2010, 49,340 shares and zero shares, respectively, were purchased under this program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of June 30, 2011, the Company has approximately $6.1 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $691,000 and $670,000 for the quarters ended June 30, 2011 and 2010, respectively.   The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State to demand repayment of the taxes.  If the State’s appeal ultimately fails, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as such factors could materially affect the Company’s business, financial condition or future results.  In the three months ended June 30, 2011, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we purchased 49,340 shares of common stock on the open market at an average price of $8.24 per share.  During the three months ended June 30, 2011, we purchased 33,000 shares of common stock from put option holders at prices ranging from $9.32 to $10.99 per share.  Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 30, 2011	11,000	$10.99	-	$3,414,746
May 31, 2011	11,000	$10.25	-	$3,414,746
June 30, 2011	60,340	$9.32	-	$3,008,301
Total for the three months ended June 30, 2011	82,340	$9.02	-	$3,008,301

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

101.INS — XBRL Instance Document.

101.SCH — XBRL Taxonomy Extension Schema Document.

101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF — XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: August 9, 2011	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2011	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer