Form 10-K
period 2011-09-30
RICKS CABARET INTERNATIONAL INC
filed 2011-12-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $85,463,000.

As of December 1, 2011, there were approximately 9,717,307 shares of common stock outstanding (excluding treasury shares).

PART I
Item 1. Business.

INTRODUCTION

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of December 1, 2011, we own and/or operate a total of twenty-three adult nightclubs that offer live adult entertainment, restaurant and bar operations. Eight of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North”, one operates as “Downtown Cabaret”, one operates as “Cabaret East” and one operates as “Temptations”.  Additionally, we own a 40% interest in “The Mansion” nightclub in Austin, Texas.   Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Indianapolis, Indiana. We also own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. Included in the media division are two industry trade shows, two other industry trade publications and more than 25 industry websites.

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

BUSINESS ACTIVITIES—NIGHTCLUBS

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

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio and Fort Worth, Texas (2); Minneapolis, Minnesota; New York, New York; Austin, Texas and Indianapolis, Indiana. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We also operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own six nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Fort Worth and two in Houston, Texas, one that operates as “Cabaret East”, one that operates as "Cabaret North" in Fort Worth and one that operates as “Downtown Cabaret” in Minneapolis.  We also own a 40% interest in one club that operates as “The Mansion” in Austin.  We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

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

2010 Acquisitions

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

Golden Productions JGC Fort Worth, LLC

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

This club is currently operated as Cabaret East.

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

2011 Acquisitions and Openings

RCI Dining Services (Airport Freeway)

On January 3, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Airport Freeway), Inc. (“RCI Dining”) and RCI Holdings, Inc. (“RCI”) completed the purchase of a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property, for an aggregate price of $4,565,000.   A Purchase Agreement and Build-to-Suit Turnkey Construction Agreement had previously been entered into in December 2009, which agreement provided for the construction of the new club and the purchase of the real property located at 15000 Airport Freeway (Highway 183), Fort Worth, Texas. This club is currently operated as Rick’s Cabaret.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,126
Equipment and signs	289
SOB license	1,150
Net assets	$4,565

Gold Club of Indy, LLC

The Company’s wholly owned subsidiaries, RCI Dining Services (Indiana), Inc. (“RCI Indiana”) and RCI Holdings, Inc. (“RCI Holdings”), entered into a Third Amendment to Purchase Agreement (the “Amended Purchase Agreement”) with the Gold Club of Indy, LLC (“GCI”), the Estate of Albert Pfeiffer, deceased, and Lori Pfeiffer, personal representative of the Estate of Albert Pfeiffer, deceased, and sole member of GCI.  GCI owned and operated an adult entertainment cabaret known as “The Gold Club,” located at 3551 Lafayette Road, Indianapolis, Indiana 46222.  GCI also owned the real property where The Gold Club is located.  The Amended Purchase Agreement transactions closed on April 22, 2011, whereby (i) RCI Indiana acquired from Pfeiffer all assets which are used for the business of The Gold Club for $825,000 and (ii) RCI Holdings acquired from GCI the real property where The Gold Club is located, including the improvements thereon, for $850,000, for total aggregate consideration of $1,657,000, net of certain accrued property taxes. This club is currently operated as Rick’s Cabaret.

Also at closing of the Amended Purchase Agreement, Lori Pfeiffer entered into a Non-Competition Agreement with RCI Indiana, pursuant to which she agreed not to compete with The Gold Club within Indianapolis, Indiana or any of the adjacent counties for a period of five years.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$750
Equipment and furniture	90
Noncompete	100
Goodwill	708
Net assets	$1,648

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

Schiek’s Palace Royale

Our wholly owned subsidiary, RCI Dining Services MN (4th Street), Inc., a Minnesota corporation (“RCI Minnesota”), entered into an Asset Purchase Agreement with Classic Affairs, Inc., a Minnesota corporation (“Classic”), and VCG Holding Corp., a Colorado corporation (“VCGH”).  Classic is a wholly owned subsidiary of VCGH and owned and operated an adult entertainment cabaret known as “Schiek’s Palace Royale,” located at 115 South 4th Street, Minneapolis, Minnesota.  The parties amended the Asset Purchase Agreement on April 14, 2011 and on May 31, 2011, which amendments reduced the purchase price and extended the closing date of the transaction.  The Asset Purchase Agreement, as amended, closed July 28, 2011, whereby RCI Minnesota acquired substantially all of the assets associated or used in connection with the operation of Schiek’s Palace Royale for the purchase price of $2,875,000. This club is currently operated as Downtown Cabaret.

In connection with the Asset Purchase Agreement, on March 22, 2011, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Real Estate Purchase Agreement with 4th Street Partnership LLLP, a Minnesota limited liability limited partnership (“4th Street”), which owned the real property where Schiek’s Palace Royale is located.  The parties amended the Real Estate Purchase Agreement on May 31, 2011 and on July 26, 2011.  The Real Estate Purchase Agreement, as amended, closed on July 28, 2011, whereby RCI Holdings acquired the real property where Schiek’s Palace Royale is located for a purchase price of $3,250,000.

At closing of the above transactions, VCGH, Classic, Troy Lowrie (the Chief Executive Officer of VCGH) and Micheal Ocello (the Chief Operating Officer and President of VCGH) each entered into a Non-Competition Agreement pursuant to which each agreed not to compete with RCI Minnesota, Schiek’s Palace Royale or any of their affiliates for a period of five years in the seven county, twin-city metropolitan area of Minneapolis-St. Paul, Minnesota.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,280
Equipment and furniture	526
Noncompete	300
Goodwill	2,023
Net assets	$6,129

The results of operations of this entity are included in the Company’s consolidated results of operations since July 28, 2011. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

Fiscal Year 2012 Acquisition

The New West

Our wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100% of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000.  The Company now operates the BYOB club as “Temptations”.

Silver City

On November 17, 2011, our wholly owned subsidiaries, RCI Dining Services (Stemmons), Inc. (“RCI Stemmons”), RCI Dining Services (Inwood), Inc. (“RCI Inwood”) and RCI Dining Services (Stemmons 2), Inc. (“RCI Dining”), entered into a Stock Purchase Agreement with Mr. Thanasi Mantas, Green Star, Inc. (“Green Star”), Fine Dining Club, Inc. (“Fine Dining”) and Blue Star Entertainment Inc. (“Blue Star”). Green Star owns and operates an adult entertainment cabaret known as “Silver City Cabaret,” located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Blue Star holds a license to operate an adult cabaret at 1449 Inwood Road, Dallas, Texas 75247. Mr. Mantas owns 100% of the stock of Green Star, Fine Dining and Blue Star.

Pursuant to the Stock Purchase Agreement, Mr. Mantas will sell all the stock of Green Star, Fine Dining and Blue Star to RCI Stemmons, RCI Dining and RCI Inwood, respectively, for the aggregate purchase price of $2,000,000 in the form of three promissory notes. Each of the promissory notes will be payable over 11 years and have an adjustable interest rate of 5.5%. The transaction will close on the later of January 2, 2012 or five business days after the purchasers have obtained all required licenses needed to operate the Silver City Cabaret and an adult cabaret to be located at 1449 Inwood Road.

Adelphi Group Ltd. (“Adelphi”) owns the real properties where the Silver City Cabaret is located, and PNYX Limited Partnership (“PNYX”) owns certain real properties at and adjacent to 1449 Inwood Road. In transactions related to the Stock Purchase Agreement, Adelphi and PNYX each entered into a real estate purchase agreement with our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), whereby (i) Adelphi agreed to sell the real properties where the Silver City Cabaret is located to RCI Holdings for the aggregate purchase price of $6,500,000, including $300,000 in cash and $6,200,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years, and (ii) PNYX agreed to sell certain real properties at and adjacent to 1449 Inwood Road for the aggregate purchase price of $3,500,000, including $1,200,000 in cash and $2,300,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. The real estate transactions are to close contemporaneously with the Stock Purchase Agreement.

At closing of the above transactions, Mr. Mantas will enter into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties.

BUSINESS ACTIVITIES—INTERNET ADULT ENTERTAINMENT WEB SITES

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

BUSINESS ACTIVITIES—INTERNET ADULT AUCTION WEB SITES

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

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx” and “XTC Cabaret” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RICK’S”, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” and “EXOTIC DANCER” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2011, our subsidiaries had approximately 1,200 employees, of which approximately 120 are in management positions, including corporate and administrative and Internet operations and approximately 1,080 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2011, we had independent contractor relationships with approximately 3,000 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ended September 30, 2011, we purchased 283,384 shares of common stock in the open market at prices ranging from $6.45 to $8.96 and during the fiscal year ended September 30, 2010, 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41.  Under the Board's authority, we have $2,141,952 million remaining to purchase additional shares.  During the fiscal year ending September 30, 2009, no shares were purchased under this program.

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

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal but taken no affirmative action to enforce that decision.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

The TEA has appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution).  Additionally, our claims regarding the Texas Constitution have not yet been addressed by the courts.  We do not plan to make any payments of these taxes while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our cash position. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

We have paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, we accrued the fee, but did not pay the State.  As of September 30, 2011, we have approximately $6.8 million in accrued liabilities for this tax.  We have paid more than $2 million to the State of Texas since the inception of the tax. Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax   and demand repayment of the taxes.  The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, our current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.
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

Permits Relating to the Sale of Alcohol

We derive a significant portion of our revenues from the sale of alcoholic beverages. States in which we operate may have laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of any such permits would have a material adverse effect on our revenues, financial condition and results of operations. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol.

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

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx”, and “XTC Cabaret” are established under the common law based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. "RICK'S AND STARS DESIGN" logo, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps we have taken to protect its Service Marks will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 1, 2011, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 15.3% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. We purchased this property in December 2004 for $512,739, payable with $86,279 cash at closing and $426,460 in a promissory note carrying 7% interest and a 15 year term. The monthly payment is $3,834. As of September 30, 2011, the balance of the mortgage was $287,576. The last mortgage payment is due in 2019. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

We own the real property for seven locations of Rick's Cabaret (in Houston, Austin, San Antonio, Minneapolis, Indianapolis and Fort Worth (2)), three Club Onyx locations, (in Houston, Dallas and Philadelphia) and three locations of XTC (in Austin, Dallas and San Antonio).  We also own the property for a location in Minneapolis, operating as Downtown Cabaret.  In Houston, we also own one property which is leased to a third party. We lease property for our XTC South (Houston), XTC North (Houston), Rick’s Cabaret-New York, Club Onyx Charlotte, Cabaret North (Fort Worth), XTC Cabaret (Fort Worth), Cabaret East (Fort Worth) and Tootsie’s Cabaret (Miami Gardens, Florida) locations.

PROPERTIES WE OWN:

1.
Club Onyx, located on Bering Drive in Houston, has an aggregate 12,300 square feet of space. In December 2004, we paid off the old mortgage and obtained a new one with an initial balance of $1.3 million and an interest rate of 10% per annum over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2011, the balance of the mortgage was $1.1 million. During fiscal year 2011, we paid $12,256 in monthly principal and interest payments. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2015.

2.
The Rick's Cabaret, located on North Belt Drive in Houston, has 12,000 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $1 million, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition of the New York club. As of September 30, 2011, the balance of the mortgage was $881,995. The monthly payment of principal and interest is $10,056. The monthly payment is calculated based on a 20 year amortization schedule. The last mortgage payment is due in 2014.

3.
The Rick's Cabaret located in Minneapolis has 15,400 square feet of space. The balance, as of September 30, 2011, that we owe on the mortgage is $1.0 million and the interest rate is 9%. We pay $7,500 in monthly interest payments. The last mortgage payment is due in 2013.

4.
The property for our XTC Cabaret nightclub in Austin has 8,600 square feet of space, which sits on 1.2 acres of land. In August 2005, we restructured the mortgage by extending the term to 10 years. The balance of this mortgage as of September 30, 2011 is $131,079 with an interest rate of 11% and monthly principal and interest payments of $3,445. We also have an additional mortgage on the property which we obtained in November 2004. The principal balance of the additional mortgage was $900,000, with an annual interest rate of 11% over a 10 year term. In June and July 2005, we obtained additional funds in the amount of $200,000, which we combined with the $900,000 mortgage, and in August 2005 we restructured this additional mortgage. The monthly principal and interest payment is $15,034. As of September 30, 2011, the balance of the additional mortgage was $571,992. The last payments for both mortgages are due in 2015.

5.
We own the property for our XTC Cabaret nightclub in San Antonio, which has 7,800 square feet of space. In November 2004, we obtained a mortgage using this property as collateral. The principal balance of the new mortgage was $590,000, with an annual interest rate of 10% over a 10 year term. The money received from this new note was used to finance the acquisition and renovation of the New York club. As of September 30, 2011, the balance of this mortgage was $499,402. The monthly principal and interest payment is $5,694. The last mortgage payment is due in 2014.

6.
We own an 8,000 square foot Houston property which is being prepared to open as a non sexually-oriented nightclub. In November 2004, this property, together with property in Austin, was used as additional collateral to secure the $900,000 mortgage referenced in paragraph 4 above.

7.
On April 5, 2006, our wholly owned subsidiary, RCI Holdings, Inc. completed the acquisition of real property located at 9009 Airport Blvd., Houston, Texas where we previously operated Club Onyx South and Divas Latinas. Pursuant to the terms of the agreement, we paid a total sales price of $1,300,000, which consisted of $500,000 in cash and 160,000 shares of our restricted common stock.  This property is currently leased by a tenant for $9,000 per month through November 2012.

8.
On August 24, 2006, our subsidiary, RCI Holdings, Inc. acquired 100% of the interest in the improved real property upon which our Rick’s-San Antonio is located. The total purchase price for the business and real property was $2.9 million. Under terms of the agreement, the Company paid the owners of the club and property $600,000 in cash at the time of closing and signed promissory notes for the remaining balance. This note was paid off in 2011.

9.
On April 23, 2007, RCI Holdings, Inc., our wholly owned subsidiary, acquired the real property located at 7101 Calmont, Fort Worth, Texas for a total purchase price of $2.5 million which consisted of $100,000 in cash and $2.4 million payable in a six year promissory note to the sellers which will accrue interest at the rate of 7.25% for the first two years, 8.25% for years three and four and 9.25% thereafter. The promissory note is secured by a Deed of Trust and Security Agreement. Further, RCI Holdings, Inc. entered into an Assignment and Assumption of Lease Agreement with the sellers to assume the lease agreement for the real property. We currently operate this property as Rick’s Cabaret. As of September 30, 2011, the balance of the promissory note was $1.4 million.

10.
As part of the acquisition of The End Zone in Philadelphia, Pennsylvania, we acquired 51% of the issued and outstanding partnership interest of the partnership that owns the real property at 2908 S. Columbus Blvd., Philadelphia, Pennsylvania. At closing, we paid a purchase price of $3.5 million in cash for the partnership interests.  This property is currently operated as Club Onyx.

11.
As part of the transaction to acquire Hotel Development, Ltd. which operated the Executive Club in Dallas, RCI Holdings, Inc. acquired the related real property located at 8550 N. Stemmons Freeway, Dallas, Texas from DPC Holdings, LLC, a Texas limited liability company. As consideration for the purchase of the real property, RCI Holdings, Inc. paid total consideration of $5.6 million, which was paid (i) $4.3 million, payable $610,000 in cash and $3.6 million through the issuance of a five year promissory note and (ii) the issuance of 57,918 shares of our restricted common stock to be valued at $23.30 per share ($1.4 million). The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), and is guaranteed by us and Eric Langan, our Chief Executive Officer, individually. As of September 30, 2011, the balance of the promissory note was $3.3 million.  This property is currently operated as XTC Cabaret.

12.
As part of the acquisition of the Platinum Club II in Dallas, we acquired the real property located at 10557 Wire Way Place (at Northwest Highway), Dallas, Texas from Wire Way, LLC, a Texas limited liability company. Pursuant to a Real Estate Purchase and Sale Agreement dated May 10, 2008, we paid total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a five (5) year promissory note. The promissory note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by us and by Eric Langan, our Chief Executive Officer, individually. As of September 30, 2011, the balance of the promissory note was $4.0 million. This property is currently operated as Club Onyx.

13.
As part of the acquisition of Joy Club of Austin on December 18, 2009, we acquired the real property located on IH 35 in Austin, Texas from North IH-35 Investments, Inc. (“NIII”).  In connection with the purchase we issued two promissory notes to the sellers and assumed another bank note.  The notes aggregated $2.5 million at the date of purchase.  The notes bear interest at rates ranging from 4.75% to 7.25% and are payable at an aggregate of $42,461, including interest, per month.  As of September 30, 2011, the balance of the promissory notes was an aggregate of $1.8 million.  This property is currently operated as Rick’s Cabaret.

14.
In April 2010, we purchased the land and building which is occupied by one of our clubs in Austin, Texas (formerly Rick’s and Club Onyx, now a 40%-owned club investment).  We paid $2.5 million for the property, which was paid $300,000 in cash and though the issuance of a $2.2 million promissory note. The note bears interest at the prime rate plus two points and is payable over 36 monthly installments (currently $19,774 per month).  The balance of the note at September 30, 2011 was $2.1 million.  We lease this property to the 40%-owned entity for $10,000 per month.

15.
We purchased a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property in January 2011.  The land, building and contents were assigned an aggregate value of $3.1 million in the purchase.  This property is currently operated as Rick’s Cabaret.

16.
As part of the acquisition of the Gold Club of Indy, LLC in April 2011, we acquired the real property in Indianapolis, Indiana. At closing, we paid a purchase price of $850,000 in cash.  This property is currently operated as Rick’s Cabaret.

17.
As part of the acquisition of the assets of Schiek’s Palace Royale in Minneapolis, Minnesota in July 2011, we acquired the real property. At closing, we paid a purchase price of $3.25 million in cash.  This property is currently operated as Downtown Cabaret.

PROPERTIES WE LEASE:

1.
We lease the property in Houston, Texas, where our XTC North is located. The lease term was for five years, beginning March 2004, and is currently on a month-to-month lease. The monthly rent is now $9,500.

2.
We lease the property in New York City, New York, where our Rick’s Cabaret NYC is located. We assumed the existing lease, which will terminate in April 2023. The monthly rent is currently $48,074. Under the term of the existing lease, the base rent will increase by approximately 3% each year.

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

5.
We lease the property in Miami Gardens, Florida, where Tootsie’s Cabaret is located with monthly rent of $76,000. Under the Assignment of Lease, the original lease term continues through June 30, 2014, with two option periods which give us the right to lease the property through June 30, 2034.

6.
We acquired a club in Fort Worth, Texas on September 30, 2009.  The property is leased from a third party for $30,000 per month until 2018. We also received an option to purchase the five-acre property on which the club sits within 19 months for approximately $2.4 million.  This property is currently operated as Cabaret North.

7.
We acquired another club in Fort Worth, Texas on June 1, 2010.  The property is leased from a third party for $22,000 per month until 2015. We also received an option to purchase the property on which the club sits within 120 months for approximately $4.5 million, escalating to $5.2 million by the end of the term.  This property is currently operated as XTC Cabaret.

8.
We acquired another club in Fort Worth, Texas on July 16, 2010.  We acquired the building in the purchase.  The land is leased from a third party for $20,000 per month until 2015 with four five-year options thereafter. We also received an option to purchase the land at any time after the twelfth anniversary of the lease for fair market value, but in no event less than $3 million.  This property is currently operated as Cabaret East.

9.	We acquired another club in Fort Worth, Texas on October 5, 2011. The property is leased from a third party for $10,000 per month until 2016.

Item 3. Legal Proceedings.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal but taken no affirmative action to enforce that decision.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.
The TEA has appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution).  Additionally, our claims regarding the Texas Constitution have not yet been addressed by the courts.  We do not plan to make any payments of these taxes while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.
The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2011, the Company has approximately $6.8 million in accrued liabilities for this tax.  The Company has paid more than $2 million to the State of Texas since the inception of the tax.  Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax  and demand repayment of the taxes.  The courts have not yet addressed these additional claims.   If the State’s appeal ultimately fails or we are successful in the remaining litigation, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.
In September 2011, the Company’s subsidiary, RCI Entertainment Las Vegas, Inc. (“RCI Las Vegas”) and Rick’s Cabaret International were sued by the lessor of its club in Las Vegas for breach of contract and other issues relating to RCI Las Vegas’ lease.   RCI Las Vegas has no assets and, therefore, is not able to pay the “deficiency”, if any is ultimately found in a court of law. If the plaintiff should attempt to claim that the “deficiency” is a liability of the parent company, the Company believes it has the legal basis upon which to refute this claim as the parent company is not liable for the debts of its subsidiaries.   Therefore, the Company does not believe that this contingency will ultimately result in a liability and, therefore, no accrual has been made in the accompanying consolidated financial statements.

The Company’s club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company’s Las Vegas subsidiary owes approximately $2.1 million, including penalties and interest, for Las Vegas Live Entertainment Taxes.  The Company does not believe it is subject to the Live Entertainment Tax and is protesting the audit results.  Accordingly, the Company has not accrued the contingent liability in the accompanying consolidated financial statements.  It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s operations.

In September 2011, we and our CEO were sued in District Court in Travis County, Texas by a shareholder for damages as a result of the plaintiff’s alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner.  No specific damages have been alleged.  We deny any liability in this matter and, with our insurance company, are vigorously defending the allegations.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal Year Ended September 30, 2011

First Quarter	$8.71	$6.83
Second Quarter	$11.45	$7.83
Third Quarter	$11.28	$7.61
Fourth Quarter	$9.25	$6.20

Fiscal Year Ended September 30, 2010

First Quarter	$9.04	$6.75
Second Quarter	$16.05	$8.60
Third Quarter	$13.04	$7.61
Fourth Quarter	$8.84	$5.96

On December 1, 2011, the last sales price for the common stock as reported on the NASDAQ Global Market was $7.79. On December 1, 2011, there were approximately 194 stockholders of record of our common stock (excluding shares held by shareholders in street name).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ended September 30, 2011, we purchased 283,384 shares of common stock in the open market at prices ranging from $6.45 to $8.96.  During the fiscal year ended September 30, 2010, we purchased 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41.

During the three months ended September 30, 2011, we also purchased 33,000 shares of common stock from put option holders at prices ranging from $7.04 to $8.53 per share.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Jul-11	23	$8.38	12	$2,912
Aug-11	91	$7.52	80	$2,320
Sept-11	38	$6.78	27	$2,142
Total for the three months ended Sept 30, 2011	152	$7.46	119	$

Included in the shares purchased were 33,000 shares at a cost of $262,680 purchased in connection with our obligations under the exercise of put options during the quarter.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2011:

(in thousands, except per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-a verage exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	520	$10.01	0
Equity compensation plans not approved by security holders	-	$-	-

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan (“the 2010 Plan”) on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2011, there are 520,000 stock options outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2011, we completed no transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act").

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock, the NASDAQ Composite Index and a peer group consisting of: BJ’s Restaurant Group, New Frontier Media, Ark Restaurants and Buffalo Wild Wings. The graph assumes that $100 was invested at inception in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2011 and 2010 and for the years ended September 30, 2011, 2010 and 2009 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2009,  2008 and 2007 and for the years ended September 30, 2008 and 2007 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)
Year Ended September 30,	2011	2010	2009	2008	2007
Revenue	$83,491	$74,063	$65,415	$57,390	30,087
Income from continuing operations	$10,252	$3,905	$7,948	$8,474	$2,957
Fully diluted income from continuing operations per common share	$1.01	$0.38	$0.81	$0.90	$0.35
Total assets	$153,377	$148,371	$145,077	$137,069	$42,588
Total Rick's stockholders' equity	$76,913	$69,939	$70,092	$63,003	$24,043
Long-term debt	$35,554	$42,686	$37,812	$33,557	$14,387

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

GENERAL INFORMATION

We operate in three businesses in the adult entertainment industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of twenty-three adult nightclubs that offer live adult entertainment, restaurant and bar operations.  Eight of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North” and one operates as “Downtown Cabaret”, one operates as “Cabaret East”, and one operates as “Temptations”.  Additionally, we own a 40% interest in “The Mansion” nightclub in Austin, Texas.   Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Indianapolis, Indiana.  No sexual contact is permitted at any of our locations.

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

Goodwill and Intangible Assets

FASB ASC 350, Intangibles - Goodwill and Other addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment.  Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2011, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our recent acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now a 40%-owned investment), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We have determined that there is a net asset impairment at September 30, 2010, relating to these three nightclub operations.  The Las Vegas club was closed during the year ended September 30, 2011.  See Notes to Consolidated Financial Statements.

None of our other reporting units were at risk of failing step one of the impairment test (i.e. that fair value was not substantially in excess of carrying value) in either year.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815-40 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815-40 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.
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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations.  Total sales and liquor taxes aggregated $6.0 million, $5.6 million and 4.5 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

The compensation cost recognized for the years ended September 30, 2011, 2010 and 2009 was $8,254, $405,229 and $96,171, respectively.  There were 25,000, 20,000 and 300,000 stock options exercises for the years ended September 30, 2011, 2010 and 2009, respectively.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

For the fiscal year ended September 30, 2011, we had consolidated total revenues of $83.5 million, compared to consolidated total revenues of $74.1 million for the year ended September 30, 2010. This was an increase of $9.4 million or 12.7%. The increase in total revenues was primarily due to revenues generated in our new clubs acquired in 2011 ($1.6 million in 2011), a full year of revenues from clubs purchased in 2010 (increase of $4.5 million) and increases in revenues from certain of our existing clubs, especially from our New York location.  Revenues from nightclub operations for same-location same-period increased by 4.9%.

Our operating margin (income (loss) from operations plus impairment of assets, divided by total revenues) was 22.5% for the year ended September 30, 2011 compared to 20.2% for the prior year.

Our income (loss) from operations for our Internet businesses (excluding corporate overhead) was $(85,857) for the year ended September 30, 2011 compared with $76,067 for the year ended September 30, 2010. Our income from operations for our nightclub operations for the same-location-same-period increased by 18.3%.

Our net income (loss) was $7.8 million for the fiscal year ended September 30, 2011 compared to $(8.0 million) for the previous year. The increase in our net income was primarily a result of the impairment of nightclub assets in 2010, along with a growth in the operations.

Following is a comparison of the Company’s income statement for the years ended September 30, 2011 and 2010 with percentages compared to total revenue:

	2011	%	2010	%

Sales of alcoholic beverages	$32,575	39.0%	$28,532	38.5%
Sales of food and merchandise	7,402	8.9%	6,327	8.5%
Service Revenues	38,178	45.7%	34,179	46.1%
Internet Revenues	470	0.6%	562	0.8%
Media	1,248	1.5%	1,440	1.9%
Other	3,618	4.3%	3,023	4.1%
Total Revenues	83,491	100.0%	74,063	100.0%

Cost of Goods Sold	10,427	12.5%	9,136	12.3%
Salaries & Wages	18,321	21.9%	16,305	22.0%
Stock-based Compensation	8	0.0%	405	0.5%
Taxes and permits	12,542	15.0%	11,452	15.5%
Charge card fees	1,361	1.6%	1,229	1.7%
Rent	2,988	3.6%	2,737	3.7%
Legal & professional	2,289	2.7%	3,002	4.1%
Advertising and marketing	3,471	4.2%	3,167	4.3%
Depreciation and amortization	3,904	4.7%	3,225	4.4%
Insurance	1,157	1.4%	985	1.3%
Utilities	1,605	1.9%	1,507	2.0%
Impairment of assets	-	0.0%	3,574	4.8%
Other	6,624	7.9%	5,948	8.0%

Total operating expenses	64,697	77.5%	62,672	84.6%
Income from operations	18,794	22.5%	11,391	15.4%

Interest income	118	0.1%	19	0.0%
Interest expense	(3,930)	-4.7%	(4,023)	-5.4%
Interest expense - loan origination costs	(359)	-0.4%	(450)	-0.6%
Gain (loss) on change in fair value of derivative instruments	129	0.2%	(31)	0.0%
Gain on settlement of debt	903	1.1%	-	0.0%
Gain (loss) on sale of assets and other	-	0.0%	(3)	0.0%
Income from continuing operations before income taxes	$15,655	18.8%	$6,903	9.3%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2011 was 12.4% of our total revenues from club operations compared to 12.3% for the year ended September 30, 2010. Cost of goods sold for same-location-same-period decreased to 12.1% for the year ended September 30, 2011 compared to 12.2% for the year ended September 30, 2010. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency. Our cost of sales from our Internet operations for the year ended September 30, 2011 was 2.0% compared to 2.3% of related revenues for the year ended September 30, 2010.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs in 2010 and 2011.    Payroll for same-location-same-period of club continuing operations increased to $13.0 million for the year ended September 30, 2011 from $12.6 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The decrease in stock-based compensation in 2011 results from the issuance of 465,000 options at September 30, 2010 to employees and Board of Directors.  These options were exercisable immediately, resulting in the related cost being recognized entirely during the 2010 fiscal year.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in 2011 results principally from the new clubs acquired.  Patron taxes amounted to $2.9 million and $2.8 million for the years ended September 30, 2011 and 2010, respectively.

Rent expense increased principally due to new leases in two new clubs in Fort Worth.

Legal and professional expenses decreased principally due to a decrease in the costs related to litigation involving claims under the Fair Labor Standards Act.  We incurred approximately $100,000 and $88,000 in legal fees related to new acquisitions in 2011 and 2010, respectively.

Depreciation and amortization increased approximately $679,000 from the year ended September 30, 2010, due to the new clubs purchased.

Utilities increased due to new clubs and the heat and drought in Texas in 2011.

The decrease in interest expense was attributable to the continued decrease in debt as we amortize the loans.  Also included in interest expense in 2010 is the write off of the unamortized portion of certain loan origination costs relating to our redeemed convertible debt, amounting to $274,425.  As of September 30, 2011, the balance of long-term debt was $35.6 million compared to $42.7 million a year earlier.

Gain on settlement of debt in 2011 represents the gain from settlement of certain cross-litigation with the former sellers of the Las Vegas club.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at September 30, 2011.

Following is our adjusted EBITDA for the years ended September 30:

(in thousands, except per share data)
	2011	2010	2009
Adjusted EBITDA	$23,637	$17,915	$17,890

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs. Reconciliations from net earnings from continuing operations to adjusted EDITDA are provided below for the years ended September 30:

	2011	2010	2009
Income from continuing operations	$10,252	$3,905	$7,948
Net income from noncontrolling interests	(211)	(260)	(294)
Income taxes	5,403	2,998	4,013
Interest expense	4,289	4,473	3,417
Depreciation and amortization	3,904	3,225	2,806
Impairment of assets	-	3,574	-
Adjusted EBITDA	$23,637	$17,915	$17,890

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

Discontinued Operations

 In March 2011, we made the decision to sell our Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as we sought a buyer for the property.  We believe that we have done everything possible to make this location viable since its acquisition in 2008 and now believed it was in our shareholders’ best interests not to continue these efforts.  The club was shuttered and the landlord took over the property in June 2011.  Therefore, this club is recognized as a discontinued operation in the accompanying financial statements and has recognized a loss on the closure of $2.0 million in discontinued operations.

In August 2011, we sold 60% of the membership interest in the entity that previously operated our Rick’s Cabaret in Austin, Texas.  Accordingly, we have deconsolidated the subsidiary as of August 31, 2011 and have carried it as an equity-method investment.  Accordingly, the club is recognized as a discontinued operation in the accompanying financial statements for periods prior to August 31, 2011.

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

Following is summarized information regarding these discontinued operations:

Revenues of discontinued operations amounted to $2.6 million and $8.9 for the years ended September 30, 2011 and 2010, respectively.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the period ended September 30, 2011 and 2010:

(in thousands)	Year Ended September 30,
	2011	2010	2009
Loss from discontinued operations	$(1,107)	$(914)	$(2,714)
Loss on sale of discontinued operations	(2,270)	(16,937)	(1,049)
Income tax - discontinued operations	1,182	6,248	1,317
Total loss from discontinued operations, net of tax	$(2,195)	$(11,603)	$(2,446)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2011	2010
Current assets, including deferred tax assets	$33	$1,095
Property and equipment	76	2,889
Other assets	3	867
Current liabilities	(144)	(278)
Long-term liabilities	(33)	(310)
Net assets (liabilities)	$(65)	$4,263

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

For the fiscal year ended September 30, 2010, we had consolidated total revenues of $74.1 million, compared to consolidated total revenues of $65.4 million for the year ended September 30, 2009. This was an increase of $8.6 million or 13.2%. The increase in total revenues was primarily due to revenues generated in our new clubs and increases in revenues from certain of our existing clubs, especially from our New York location. Revenues from nightclub operations for same-location same-period increased by 10.2% and for Internet businesses decreased by 12.3%.

Our operating margin (income from operations plus impairment divided by total revenues) was 20.2% for the year ended September 30, 2010 compared to 23.0% for the prior year.

Our income from continuing operations before income taxes for the year ended September 30, 2010 was $6.9 million compared to $12.0 million for the year ended September 30, 2009. The decrease was primarily due to the same factors discussed in the previous paragraph and an impairment of our Philadelphia club in the amount of $3.6 million.   Our income from operations for our Internet businesses (excluding corporate overhead) was $76,067 for the year ended September 30, 2010 compared with $162,071 for the year ended September 30, 2009. Our income from operations for our nightclub operations for the same-location-same-period increased by 4.5%.

Our net loss was ($8.0) million for the fiscal year ended September 30, 2010 compared to $5.2 million for the previous year. The decrease in our net income was primarily a result of the impairment of three clubs in 2010.

Following is a comparison of the Company’s income statement for the years ended September 30, 2010 and 2009 with percentages compared to total revenue:

(in thousands)	2010	%	2009	%

Sales of alcoholic beverages	$28,532	38.5%	$23,641	36.1%
Sales of food and merchandise	6,327	8.5%	5,615	8.6%
Service Revenues	34,179	46.1%	31,786	48.6%
Internet Revenues	562	0.8%	641	1.0%
Media	1,440	1.9%	1,404	2.1%
Other	3,023	4.1%	2,328	3.6%
Total Revenues	74,063	100.0%	65,415	100.0%

Cost of Goods Sold	9,136	12.3%	7,884	12.1%
Salaries & Wages	16,305	22.0%	14,799	22.6%
Stock-based Compensation	405	0.5%	96	0.1%
Taxes and permits	11,452	15.5%	8,351	12.8%
Charge card fees	1,229	1.7%	1,300	2.0%
Rent	2,737	3.7%	2,166	3.3%
Legal & professional	3,002	4.1%	2,848	4.4%
Advertising and marketing	3,167	4.3%	2,588	4.0%
Depreciation and amortization	3,225	4.4%	2,806	4.3%
Insurance	985	1.3%	894	1.4%
Utilities	1,507	2.0%	1,390	2.1%
Impairment of assets	3,574	4.8%	-	0.0%
Other	5,948	8.0%	5,258	8.0%

Total operating expenses	62,672	84.6%	50,380	77.0%
Income from operations	11,391	15.4%	15,035	23.0%

Interest income	19	0.0%	16	0.0%
Interest expense	(4,023)	-5.4%	(3,352)	-5.1%
Interest expense - loan origination costs	(450)	-0.6%	(65)	-0.1%
Gain (loss) on change in fair value of derivative instruments	(31)	0.0%	145	0.2%
	-		-	0.0%
Gain (loss) on sale of assets and other	(3)	0.0%	182	0.3%
Income from continuing operations before income taxes	$6,903	9.3%	$11,961	18.3%

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  Patron taxes amounted to $2.8 million and $1.8 million for the years ended September 30, 2010 and 2009, respectively.  The percentage of taxes to revenues has increased due to the new clubs we have added in the Dallas-Fort Worth area in 2010 and 2011.

Rent expense increased principally due to significant new leases in new clubs acquired in 2010.

Legal and professional expenses increased principally due to the addition of new clubs and costs related to litigation involving claims under the Fair Labor Standards Act.

The increase in the percentage of advertising and marketing to total revenue is principally due to increases in our overall marketing campaign to attempt to increase volume of customer traffic to all locations.

Depreciation and amortization increased due to the new clubs purchased during the two fiscal years.

Impairment expense represents the 2010 impairment of our club in Philadelphia.

The increase in interest expense was attributable to our obtaining new debt during the year ended September 30, 2010 and 2009 to finance the purchase of the new clubs and related real estate.  As of September 30, 2010, the balance of long-term debt was $42.7 million compared to $37.8 million a year earlier, but a substantial portion of the new debt was entered into during the quarter ended September 30, 2010.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had working capital of $2.0 million compared to working capital of $9.1 million as of September 30, 2010.  The decrease is principally due to the acquisitions we made during 2011, all with cash.  Because of the large volume of cash we handle, stringent cash controls have been implemented.  At September 30, 2011, our cash and cash equivalents were $9.7 million compared to $18.6 million at September 30, 2010.

Our depreciation for the year ended September 30, 2011 was $3.5 million compared to $2.9 million for the year ended September 30, 2010. Our amortization for the year ended September 30, 2011 was $419,000 compared to $367,000 for the year ended September 30, 2010.

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Years ended September 30,
	2011	2010	2009
Net cash provided by operating activities	$18,881	$17,340	$8,967
Net cash used in investing activities	(16,340)	(12,897)	(3,790)
Net cash provided by (used in) financing activities	(11,442)	1,757	2,202
Net increase (decrease) in cash and cash equivalents	$(8,901)	$6,200	$7,379

The increase in cash provided by operating activities was primarily due to the increase in cash flows from the operations in 2011 (net loss plus noncash impairment and depreciation) and from the nonpayment of Texas Patron Taxes. The increase in cash used in investing activities relates primarily to acquisitions of businesses.  The cash used in financing activities in 2011 relates to purchase of treasury stock and put options without any proceeds of long-term debt.

We require capital principally for the acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Debt Financing:

On August 6, 2009, we completed the sale of an aggregate of $7.2 million in 10% Convertible Debentures (the “Debentures”) to certain accredited investors (the “Holders”).  The Debentures bear interest at the rate of 10% per annum and mature on August 4, 2012.  The Debentures were payable with one initial payment of interest only due February 4, 2010, and, thereafter in ten equal quarterly principal payments, plus accrued interest thereon.  At the option of the Holders, the Debentures could be converted into shares of the Company’s common stock at $8.75 per share.  The Debentures were redeemable by us at any time if the closing price of its common stock for 20 consecutive trading days is at least $11.50 per share.  The Debentures provide that an event of default would occur if: we should fail to pay any principal or interest when due; we should fail to convert any Debenture when required; we should fail to observe or perform any covenant or agreement contained within the Debenture; there are cross defaults to other indebtedness in excess of $1,000,000; there is a reorganization, liquidation, voluntary or involuntary bankruptcy or insolvency proceedings or other bankruptcy default; or a final unsatisfied judgment not covered by insurance aggregating an excess of $1 million occurs against us and is not stayed, bonded or discharged within seventy-five days.

In connection with the sale of the Debentures, we also issued an aggregate of 164,569 warrants (the “Warrants”) to the Holders, on a pro-rata basis.  We issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s Debenture is convertible.  The Warrants have an exercise price of $8.75 and expire on August 5, 2012.  The Warrants provide that we had the right to require exercise of the Warrants if the closing price of our common stock for 20 consecutive trading days was at least $12.25.

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

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2011.

	Payments Due by Period
(in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$35,554	$5,494	$13,541	$2,416	$3,658	$1,306	$9,139
Interest payments	10,605	3,172	2,320	1,659	1,381	1,106	967
Operating leases	14,227	2,344	2,296	2,088	1,291	1,056	5,152

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $3.2 million at September 30, 2011.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements. Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2011 of $6.65 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2011.)

For the Year Ended September 30:
(in thousands)
2012	$2,192
2013	148

Total	$2,340

Each $1.00 per share movement of our stock price has an aggregate effect of $135,000 on the total obligation.

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

The following table presents a summary of such indicators:
		Increase		Increase
	2011	(Decrease)	2010	(Decrease)	2009

Sales of alcoholic beverages	$32,575	14.2%	$28,532	20.7%	$23,641
Sales of food and merchandise	7,402	17.0%	6,327	12.7%	5,615
Service Revenues	38,178	11.7%	34,179	7.5%	31,786
Internet Revenues	470	-16.4%	562	-12.3%	641
Media	1,248	-13.3%	1,440	2.6%	1,404
Other	3,618	19.7%	3,023	29.9%	2,328
Total Revenues	83,491	12.7%	74,063	13.2%	65,415
Net cash provided by operating activities	$18,881	8.7%	$17,340	93.4%	$8,967
Adjusted EBITDA	$23,637	31.9%	$17,915	0.1%	$17,890
Long-term debt	$35,554	-16.7%	$42,686	12.9%	$37,812

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ended September 30, 2011, we purchased 283,384 shares of common stock in the open market at prices ranging from $6.45 to $8.96. During the fiscal year ending September 30, 2009, no shares were purchased under this program. During the fiscal year ended September 30, 2010, we purchased 57,450 shares of common stock in the open market at prices ranging from $5.98 to $6.41.  Under the Board's authority, we have $2.1 million remaining to purchase additional shares.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after market analysis, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, and/or (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises.

During fiscal 2008, we acquired a media division for a total cost of $1.1 million. This acquisition was funded primarily through issuance of our restricted common stock valued at $369,754, and $700,000 in cash. This media operation had total revenues of approximately $1.2 million, $1.4 million and $1.4 million for fiscal years 2011, 2010 and 2009, respectively and net losses of approximately $67,000, $156,000 and $242,000.

During fiscal 2008, we acquired five existing nightclub operations and 49% of an existing nightclub operation for a total cost of $69.8 million, including real property of $14.8 million. These acquisitions were funded primarily through indebtedness of $21 million, including real property debt of $8 million, issuance of our restricted common stock valued at $13 million, $701,711 in debt forgiveness, and $35.4 million in cash. These nightclub operations (exclusive of the Las Vegas club closed in 2011 and the Austin club in which we sold 60% in 2011) had total revenues of approximately $34.9 million, $41.6 million and $40.7 million for fiscal years 2011, 2010 and 2009, respectively, and pretax income of approximately $11.0 million, $9.4 million and $9.2 million.

During fiscal 2009, we acquired one nightclub operation for cash of approximately $2.4 million.  The closing occurred on September 30, 2009. This acquisition was funded with cash of $2.3 million.  This nightclub operation had total revenues of approximately $3.6 million and $3.8 million in 2011 and 2010, respectively and net income (loss) before taxes of approximately $295,000 and $(13,000) for 2011 and 2010, respectively.

During fiscal 2010, we acquired three existing nightclub operations for a total cost of approximately $9.2 million, including real property of approximately $4.6 million. These acquisitions were funded primarily with cash of approximately $5.9 million, real property debt of approximately $2.5 million, and a seller’s common stock which we owned, valued at approximately $795,000. These nightclub operations had total revenues of approximately $7.3 million and $4.5 million and net income before taxes of approximately $609,000 and $432,000 for fiscal years 2011 and 2010, respectively.

During fiscal 2011, we acquired three existing nightclub operations and opened another for a total cost of approximately $11.3 million, including real property of approximately $6.4 million. These acquisitions were funded with cash.  These nightclub operations had total revenues of approximately $1.6 million for fiscal year 2011, and net loss before taxes of approximately $(620,000).

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

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries (the “Company”), as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in permanent stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2011, expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rick’s Cabaret International, Inc.

We have audited Rick’s Cabaret International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in permanent stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 14, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas
December 14, 2011

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,698	$18,599
Accounts receivable:
Trade, net	779	662
Other, net	1,161	204
Marketable securities	515	-
Inventories	1,174	1,082
Deferred tax asset	5,195	1,504
Prepaid expenses and other current assets	1,025	863
Assets of discontinued operations	112	4,851
Total current assets	19,659	27,765

Property and equipment, net	65,892	56,786

Other assets:
Goodwill and indefinite lived intangibles, net	65,642	61,761
Definite lived intangibles, net	1,091	1,139
Other	1,093	920
Total other assets	67,826	63,820

Total assets	$153,377	$148,371

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,215	$696
Accrued liabilities	2,766	4,301
Texas patron tax liability	6,830	3,955
Current portion of derivative liabilities	1,209	1,276
Current portion of long-term debt	5,494	7,883
Liabilities of discontinued operations	177	588
Total current liabilities	17,691	18,699

Deferred tax liability	23,033	15,288
Other long-term liabilities	785	719
Long-term debt	30,060	34,803
Derivative liabilities at fair value, less current portion	-	1,243
Total liabilities	71,569	70,752

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 66 and 198 shares, respectively	1,586	4,366

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,604 and 9,766 shares issued and outstanding, respectively	96	98
Additional paid-in capital	61,446	62,326
Accumulated other comprehensive income	10	-
Retained earnings	15,361	7,515
Total Rick’s permanent stockholders’ equity	76,913	69,939
Noncontrolling interests	3,309	3,314
Total permanent stockholders’ equity	80,222	73,253

Total liabilities and stockholders’ equity	$153,377	$148,371

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(in thousands, except per share data)	2011	2010	2009

Revenues:
Sales of alcoholic beverages	$32,575	$28,532	$23,641
Sales of food and merchandise	7,402	6,327	5,615
Service revenues	38,178	34,179	31,786
Internet revenues	470	562	641
Media revenues	1,248	1,440	1,404
Other	3,618	3,023	2,328
Total revenues	83,491	74,063	65,415

Operating expenses:
Cost of goods sold	10,427	9,136	7,884
Salaries and wages	18,321	16,305	14,799
Stock-based compensation	8	405	96
Other general and administrative:
Taxes and permits	12,542	11,452	8,351
Charge card fees	1,361	1,229	1,300
Rent	2,988	2,737	2,166
Legal and professional	2,289	3,002	2,848
Advertising and marketing	3,471	3,167	2,588
Depreciation and amortization	3,904	3,225	2,806
Insurance	1,157	985	894
Utilities	1,605	1,507	1,390
Impairment of assets	-	3,574	-
Other	6,624	5,948	5,258
Total operating expenses	64,697	62,672	50,380
Income from operations	18,794	11,391	15,035

Other income (expense):
Interest income	118	19	16
Interest expense	(3,930)	(4,023)	(3,352)
Interest expense – loan origination costs	(359)	(450)	(65)
Gain (loss) on change in fair value of derivative instruments	129	(31)	145
Gain on settlement of debt	903	-	-
Gain (loss) on sale of property and other	-	(3)	182
Income from continuing operations before income taxes	15,655	6,903	11,961
Income taxes	5,403	2,998	4,013
Income from continuing operations	10,252	3,905	7,948
Loss from discontinued operations, net of income taxes	(2,195)	(11,603)	(2,446)
Net income (loss)	8,057	(7,698)	5,502
Less: net income attributable to noncontrolling interests	(211)	(260)	(294)
Net income (loss) attributable to Rick’s Cabaret International, Inc.	$7,846	$(7,958)	$5,208

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$1.01	$0.38	$0.83
Loss from discontinued operations	(0.22)	(1.20)	(0.26)
Net income (loss)	$0.79	$(0.82)	$0.56
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$1.01	$0.38	$0.81
Loss from discontinued operations	(0.22)	(1.20)	(0.26)
Net income (loss)	$0.79	$(0.82)	$0.55

Weighted average number of common shares outstanding:
Basic	9,930	9,697	9,266
Diluted	9,932	9,697	9,428

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2011, 2010 and 2009
(in thousands)

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total Stockholders’ Equity

Balance at October 1, 2008	9,689	$97	$53,948	$(13)	$10,265	909	$(1,294)	$3,325	$66,328
Stock options exercised	300	3	745	-	-	-	-	-	748
Change in temporary equity	-	-	547	-	-	-	-	-	547
Issuance of warrants	-	-	539	-	-	-	-	-	539
Purchase of treasury shares	-	-	-	-	-	304	(1,486)	-	(1,486)
Cancelled treasury shares	(1,109)	(11)	(2,769)	-	-	(1,213)	2,780	-	-
Stock-based compensation	-	-	96	-	-	-	-	-	96
Record derivative liability	-	-	1,424	-	-	-	-	-	1,424
Payments to noncontrolling interests	-	-	-	-	-	-	-	(300)	(300)
Change in available-for-sale securities	-	-	-	13	-	-	-	-	13
Net income	-	-	-	-	5,208	-	-	294	5,502
Comprehensive income	-	-	-	-	-	-	-	-	5,515

Balance at September 30, 2009	8,880	89	54,530	-	15,473	-	-	3,319	73,411
Stock options exercised	20	-	56	-	-	-	-	-	56
Change in temporary equity	29	-	1,045	-	-	-	-	-	1,045
Common stock issued for debt and interest	895	9	7,454	-	-	-	-	-	7,463
Issuance of warrants	-	-	435	-	-	-	-	-	435
Purchase of treasury shares	-	-	-	-	-	198	(1,599)	-	(1,599)
Cancelled treasury shares	(58)	-	(1,599)	-	-	(198)	1,599	-	-
Stock-based compensation	-	-	405	-	-	-	-		405
Payments to noncontrolling interests	-	-	-	-	-	-	-	(265)	(265)
Net loss	-	-	-	-	(7,958)	-	-	260	(7,698)

Balance at September 30, 2010	9,766	98	62,326	-	7,515	-	-	3,314	73,253
Stock options exercised	25	-	189	-	-	-	-	-	189
Change in temporary equity	-	-	518	-	-	-	-	-	518
Common stock issued for debt and interest	26	-	270	-	-	-	-	-	270
Settlement of lawsuit	70	1	1,399	-	-	-	-	-	1,400
Purchase of treasury shares	-	-	-	-	-	415	(3,267)	-	(3,267)
Cancelled treasury shares	(283)	(3)	(3,264)	-	-	(415)	3,267	-	-
Stock-based compensation	-	-	8	-	-	-	-		8
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in available-for-sale securities	-	-	-	10	-	-	-	-	10
Net income	-	-	-	-	7,846	-	-	211	8,057
Comprehensive income									8,067

Balance at September 30, 2011	9,604	$96	$61,446	$10	$15,361	-	$-	$3,309	$80,222

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,057	$(7,698)	$5,502
Loss from discontinued operations	2,195	11,603	2,446
Income (loss) from continuing operations	10,252	3,905	7,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,904	3,225	2,806
Deferred taxes	3,776	422	853
(Gain) loss on sale of property and other	-	3	(182)
Gain on settlement of debt	(903)	-	-
Impairment of assets	-	3,574	-
Amortization of note discount	145	143	30
(Gain) loss on change in fair value of derivative instruments	(129)	31	(145)
Write-off of prepaid loan origination costs	-	274	-
Beneficial conversion	-	23	23
Deferred rents	65	78	104
Stock compensation expense	8	405	96
Other	-	-	13
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(256)	138
Inventories	(91)	(5)	480
Prepaid expenses and other assets	(306)	(159)	(510)
Accounts payable and accrued liabilities	2,144	5,783	(1,142)
Cash provided by operating activities of continuing operations	17,790	17,446	10,512
Cash provided by (used in) operating activities of discontinued operations	1,091	(106)	(1,545)
Net cash provided by operating activities	18,881	17,340	8,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	-	729
Acquisition of marketable securities	(505)	(1,009)	-
Additions to property and equipment	(11,533)	(5,922)	(1,648)
Acquisition of businesses, net of cash acquired	(4,281)	(5,851)	(2,393)
Payments from notes receivable	-	-	25
Cash used in investing activities of continuing operations	(16,319)	(12,782)	(3,287)
Cash used in investing activities of discontinued operations	(21)	(115)	(503)
Net cash used in investing activities	(16,340)	(12,897)	(3,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	189	56	745
Proceeds from long-term debt	750	8,740	7,200
Purchase of put options and payments on derivative instrument	(2,043)	(2,697)	(1,149)
Payments on long-term debt	(6,855)	(2,478)	(2,808)
Purchase of treasury stock	(3,267)	(1,599)	(1,486)
Distribution to minority interests	(216)	(265)	(300)
Cash provided by (used in) financing activities of continuing operations	(11,442)	1,757	2,202

NET INCREASE (DECREASE) IN CASH	(8,901)	6,200	7,379
CASH AT BEGINNING OF PERIOD	18,599	12,399	5,020
CASH AT END OF PERIOD	$9,698	$18,599	$12,399
CASH PAID DURING PERIOD FOR:
Interest	$4,050	$3,192	$3,216
Income taxes	$2,613	$1,001	$2,833

Non-cash transactions:

During the year ended September 30, 2011, the Company purchased and retired 415,384 common treasury shares.  The cost of these shares was $3.3 million.

During the year ended September 30, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.

During the year ended September 30, 2011, the Company transferred 70,000 shares aggregating $1.4 million from temporary equity to permanent equity in connection with the settlement of certain cross-litigation.

During the year ended September 30, 2010, the Company retired certain debt and accrued interest aggregating $7.5 million in exchange for 895,255 shares of the Company’s common stock.

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

In June 2009, the Company retired 1.2 million shares of treasury stock at a cost of $2.8 million by a charge to additional paid-in capital.

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
SEPTEMBER 30, 2011 AND 2010

A.	Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, and Indianapolis, Indiana. The Company also owns and operates several adult entertainment Internet websites and a media division. The Company’s corporate offices are located in Houston, Texas.

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

Changes in Accounting

On January 1, 2009, the Company adopted an amendment to ASC 810, Consolidation, which requires certain changes to the presentation of our financial statements. This amendment requires the Company to classify earnings attributable to noncontrolling interests (previously referred to as “minority interests”) as part of consolidated net income (loss) and to include the accumulated amount of noncontrolling interests as part of shareholders’ equity. The net earnings amounts we have previously reported are now presented as "Net earnings attributable to Rick’s Cabaret International, Inc.". Similarly, in our presentation of shareholders’ equity, we distinguish between equity amounts attributable to Rick’s shareholders and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareholders’ equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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
SEPTEMBER 30, 2011 AND 2010

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

Goodwill and Intangible Assets and Impairment of Long-Lived Assets

FASB ASC 350, Intangibles - Goodwill and Others, addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment, or sooner if there is an indication of impairment. The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2011, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  Certain of the Company’s recent acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now a 40% investment operated as “The Mansion”), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   The value of these assets was determined utilizing a net asset value approach since these clubs are not currently producing cash flows.  As of September 30, 2010, the Company recognized $20.5 million as a net asset impairment on these properties.  All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

B.	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3.8 million in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The related put options were recognized in temporary equity in the amount of $5.2 million at the time they were issued.  The difference between that amount and the value of the derivative of $3.8 million, amounting to $1.4 million, was included in additional paid-in capital. The fair value of the derivative liabilities as of September 30, 2011 were estimated to be $1.2 million in accordance with FASB ASC 820, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.00 year
Expected dividend yield	-
Risk free rate	0.13%

The gain (loss) for the years ended September 30, 2011, 2010 and 2009 recognized in earnings amounted to $128,944, $(31,314) and $145,374, respectively.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

B.           Summary of Significant Accounting Policies – continued

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $6.0 million, $5.6 million and $4.5 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Equity Method of Accounting for Investments

Investments in companies in which the company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.  The 40% investment in one company is recorded in other assets and is a nominal amount.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

B.           Summary of Significant Accounting Policies – continued

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

Net earnings (loss) applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:
(in thousands, except per share data)	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2011	2010	2009
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$10,041	$3,645	$7,654
Loss from discontinued operations, net of income taxes	(2,195)	(11,603)	(2,446)
Net income attributable to Rick's shareholders	$7,846	$(7,958)	$5,208
Average number of common shares outstanding	9,930	9,697	9,266
Basic earnings (loss) per share:
Income from continuing operations attributable to Rick's shareholders	$1.01	$0.38	$0.83
Discontinued operations	$(0.22)	$(1.20)	$(0.26)
Net income (loss) attributable to Rick's shareholders	$0.79	$(0.82)	$0.56
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$10,041	$3,645	$7,654
Adjustment to net earnings from assumed conversion of debentures (1)	-	-	-
Adjusted income from continuing operations	10,041	3,645	7,654
Discontinued operations	(2,195)	(11,603)	(2,446)
Adjusted net income (loss) attributable to Rick's shareholders	$7,846	$(7,958)	$5,208
Average number of common shares outstanding:
Common shares outstanding	9,930	9,697	9,266
Potential dilutive shares resulting from exercise of warrants and options (2)	2	-	162
Potential dilutive shares resulting from conversion of debentures (3)	-	-	-
Total average number of common shares outstanding used for dilution	9,932	9,697	9,428
Diluted earnings (loss) per share:
Income from continuing operations attributable to Rick's shareholders	$1.01	$0.38	$0.81
Discontinued operations	$(0.22)	$(1.20)	$(0.26)
Net income (loss) attributable to Rick's shareholders	$0.79	$(0.82)	$0.55

*EPS may not foot due to rounding.
 Additional shares for options, warrants and debentures amounting to 1,533 for the year ended September 30, 2011 were not considered since they would be antidilutive.

(1)  Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
(3)  Convertible debentures (principal and accrued interest) outstanding at September 30, 2011, 2010 and 2009 totaling $7,210, $9,565 and $7,892, respectively, were convertible into common stock at a price of $10.25 and $10.00 in 2011, $10.25 and $12.00 per share in 2010 and  $8.75 and $12.00 in 2009. No debentures were dilutive in the three years.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

B.	Summary of Significant Accounting Policies – continued

Stock Options

At September 30, 2011, the Company has stock options outstanding, which are described more fully in Note I.  The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation.   The compensation cost recognized for the year ended September 30, 2011, 2010 and 2009 was $8,254, $405,229 and $96,171, respectively. There were 25,000, 20,000 and 300,000 stock option exercises for the years ended September 30, 2011, 2010 and 2009, respectively.

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

·	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
·	Level 3 – Unobservable inputs which are supported by little or no market activity.

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

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which were effective as of October 1, 2011, the remaining new disclosure requirements were effective as of October 1, 2010.

In September 2011 new guidance was issued regarding the goodwill impairment testing for reporting units. This guidance gives the entity the option to perform a qualitative assessment and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will early adopt this guidance beginning with our Form 10-Q for the quarter ending December 31, 2011.

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company will adopt this guidance beginning with our Form 10-Q for the quarter ending March 31, 2012.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, particularly in relation to discontinued operations.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

D.	Property and Equipment

Property and equipment consisted of the following:

(in thousands, except per share data)	September 30,
	2011	2010
Buildings and land	$48,007	$39,154
Leasehold improvements	16,399	15,207
Furniture	3,933	2,958
Equipment	14,353	11,960
Total property and equipment	82,692	69,279
Less accumulated depreciation	16,800	12,493

Property and equipment, net	$65,892	$56,786

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)
		September 30,
		2011	2010
Indefinite useful lives:
Goodwill		$23,550	$21,021
Licenses		42,092	40,740
	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	46	64
Unamortized non-compete agreements	5 years	1,045	1,075

Total goodwill and intangible assets		$66,733	$62,900

(in thousands)	2011		2010
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$40,740	$21,021	$41,058	$20,320
Intangibles acquired	1,150	2,731	3,459	701
Impairment	-	-	(3,574)	-
Other	202	(202)	(203)	-
Ending balance	$42,092	$23,550	$40,740	$21,021

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2011 for each of the years in the five-year period ending September 30, 2015 and thereafter is (in thousands): 2012 - $438, 2013 - $276, 2014 - $162, 2015 - $122, 2016 - $71, and thereafter - $22.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

E.	Goodwill and Intangible Assets – continued

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, Intangibles - Goodwill and Other, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  Impairment of intangible assets was $3,574,000 as of September 30, 2010, representing the impairment of the Philadelphia club.

F.	Long-term Debt

Long-term debt consisted of:
		September 30,
(in thousands)		2011	2010

Notes payable at 9-11%, mature August 2015	*	$1,703	$1,839
Notes payable at 10%, mature December 2014 and January 2015	*	2,460	2,548
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		61	114
Note payable at 7.5%, matured August 2011	*	-	828
Note payable at 7%, matures December 2019	*	288	312
Note payable at 7.25%, matures May 2013	*	1,432	1,676
Notes payable at 14%, mature November 30, 2010, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.		9,506	10,000
Note payable at 6.15%, matures February 2028, collateralized by an aircraft		1,408	1,454
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2011), matures April 2013	*	3,345	3,439
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2011), matures June 2013	*	4,019	4,129
Convertible note payable at 10%, matured October 2010	*	-	123
Note payable at 8%		-	2,422
4% notes payable converted from put options		-	105
Note payable at 7%, matures April 2025	*	2,076	2,165
Note payable at 6.3%, matures June 2030, collateralized by an aircraft		502	515
Notes payable at 4.75%-7.25%, mature December 2014 and September 2019	*	1,815	2,213
10% convertible debentures		6,189	8,804
Convertible note payable from a related party at 10%, matures August 1, 2014		750	-
Total debt		35,554	42,686

Less current portion		5,494	7,883

Total long-term debt		$30,060	$34,803

* Collateralized by real estate

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

F.	Long-term Debt – continued

Following is a summary of long-term debt at September 30:
(in thousands)
	2011	2010
Secured by real estate	$17,138	$19,272
Secured by stock in subsidiary	9,506	10,000
Other	8,910	13,414
	$35,554	$42,686

On October 12, 2007, the Company borrowed $1 million from an investment company under terms of a 10% convertible debenture. Interest only is payable quarterly until the principal plus accrued interest is due in nine equal quarterly payments beginning in October 2008. The debenture was subject to optional redemption at any time after 366 days from the date of issuance at 100% of the principal face amount plus accrued interest. The debenture plus any outstanding convertible interest was convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $12 per share.  The note was paid off during the year ended September 30, 2011.

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

On September 30, 2010, the two secured promissory notes were modified again.  Under the modified terms the promissory notes become 10 year amortized facilities that provides for equal monthly payments and will be fully paid on September 30, 2020, rather than a balloon payment for the entire amount that would have been due on November 30, 2012.  Interest on the modified note remains at 14 percent.  The Company paid each holder $50,000 as consideration for entering into the extension.  The $100,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470, Debt.

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

In connection with the sale of the 2009 Debentures, the Company also issued an aggregate of 164,569 detachable warrants (the “Warrants”) to the Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s Debenture is convertible.  The Warrants have an exercise price of $8.75 and expire on August 5, 2012.  The Warrants provide that the Company has the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days is at least $12.25.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

F.	Long-term Debt – continued

The $8.75 conversion price for the 2009 Convertible Debentures was in excess of the market price at date of issuance of $8.09.  The beneficial conversion was calculated by comparing the “effective conversion price” of the debenture to the actual stock price at the transaction date.  The “effective conversion price” was calculated by dividing the fair value of the debt, after deducting the fair value of the debt discount due to the issuance of warrants with the debt in the amount of $539,178, by the convertible shares.  The resulting $8.09 was equal to the stock price at the transaction date; therefore, there was no beneficial conversion feature.

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

In connection with the acquisition of Joy Club of Austin (now Rick’s Cabaret) in December 2009 (Note N), the Company assumed and entered into certain notes payable aggregating $2.5 million.  These notes bear interest at rates ranging from 4.75% to 7.25% and are payable in monthly installments aggregating $42,461, including interest.  The notes mature in December 2014 and September 2019.

In April 2010, the Company acquired the real estate for the club in Austin, Texas formerly known as Rick’s Cabaret, now operated as “The Mansion”.  In connection with the purchase, the Company executed a note to the seller amounting to $2.2 million. The note is collateralized by the real estate and is payable in monthly installments through April 2013 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%.

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

The conversion price for the 2010 Convertible Debentures was determined by negotiation with the creditors.  The $10.25 conversion price was in excess of the market price at date of issuance of $8.73.  The beneficial conversion was calculated by comparing the “effective conversion price” of the debenture to the actual stock price at the transaction date.  The “effective conversion price” was calculated by dividing the fair value of the debt, after deducting the fair value of the debt discount due to the issuance of warrants with the debt in the amount of $462,724, by the convertible shares.  The resulting $9.74 was above the stock price at the transaction date; therefore, there was no beneficial conversion feature.

The fair value of the warrants was estimated to be $434,571 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

In August 2011, the Company borrowed $750,000 from an employee.  The note bears interest at the rate of 10% per annum and matures on August 1, 2014.  The note is payable with one initial payment of interest only due January 1, 2012, and, thereafter in ten interest-only quarterly payments.  The principal is payable on August 1, 2014.  At the option of the holder, the principal amount of the note and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.00 per share.  The note is redeemable by the Company after six months at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.00 per share.

Future maturities of long-term debt consist of the following: (in thousands)

2012	$5,494
2013	13,541
2014	2,416
2015	3,658
2016	1,306
Thereafter	9,139
Total maturities of long-term debt, net of debt discount	$35,554

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2011	2010	2009
Current	$1,627	$2,576	$3,160
Deferred	3,776	422	853
Total income tax expense	$5,403	$2,998	$4,013

Income tax expense on continuing operations differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30 as a result of the following:

(in thousands)	2011	2010	2009
Computed expected tax expense	$5,323	$2,347	$4,067
State income taxes	140	105	153
Stock option disqualifying dispositions and other permanent differences	(60)	546	(207)
Total income tax expense	$5,403	$2,998	$4,013

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

G.	Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities at September 30 were as follows:

	(in thousands)	2011	2010
Deferred tax assets (liabilities):

Definite and indefinite lived intangibles		$(14,373)	$(8,838)
Property and equipment		(8,660)	(6,728)
Patron tax		2,241	1,234

Net operating loss carryforward and other		2,954	548
Net deferred tax liabilities		$(17,838)	$(13,784)

The net deferred taxes are recorded in the balance sheets as follows:

	(in thousands)	2011	2010
Current assets		$5,195	$1,504
Long-term liabilities		(23,033)	(15,288)
Net deferred tax liabilities		$(17,838)	$(13,784)

Included in the Company’s deferred tax liabilities at September 30, 2011 is approximately $14.4 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2011, 2010 and 2009, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

For tax purposes, the Company has recognized a loss for tax purposes of approximately $13.5 million for the year ended September 30, 2011 upon the closing of the Las Vegas club.  The loss will result in a loss for tax purposes for the year of approximately $2.3 million.  This loss will be carried forward to the subsequent year for tax purposes.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity. After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $3.2 million at September 30, 2011.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on September 30, 2011 of $6.65 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2011.)

For the Year Ended September 30: (in thousands)
2012	$2,192
2013	148

Total	$2,340

Each $1.00 per share movement of our stock price has an aggregate effect of $135,000 on the total obligation.

I.	Stock Options

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

I.	Stock Options – continued

Following is a summary of options activity:
(in thousands, except exercise prices and contractual terms)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value at September 30, 2011
Outstanding at October 1, 2008	420	$3.86
Granted	60	8.75
Forfeited	(60)	8.25
Exercised	(300)	2.49
Outstanding at September 30, 2009	120	7.53
Granted	465	10.25
Forfeited	-
Exercised	(20)	2.80
Outstanding at September 30, 2010	565	9.94
Granted	35	7.15
Forfeited	(55)	8.57
Exercised	(25)	7.55
Outstanding at September 30, 2011	520	$10.01	1.06	$-
Exercisable at September 30, 2011	485	$10.21	1.00	$-

As of September 30, 2011, the range of exercise prices for outstanding options was $7.15 - $10.25.

In July 2009, the Company issued 10,000 stock options to each Director who is a member of the Company’s Audit Committee, 5,000 options to the Company’s other Directors and 10,000 options to an employee. These options (60,000 in total) became exercisable on July 22, 2010, had a strike price of $8.75 per share and expired in July 2011.

The fair value of options issued for the year ended September 30, 2009 were estimated to be $176,143 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	90%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.47%

In September 2010, the Company issued 465,000 stock options under the 2010 Plan to Directors and certain employees.  These options became exercisable immediately, have a strike price of $10.25 per share and expire in September 2012.  The fair value of options issued for the year ended September 30, 2011 were estimated to be $258,439 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	47%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	0.27%

In August 2011, the Company issued 35,000 stock options under the 2010 Plan to Directors and certain employees.  These options become exercisable in August 2012, have a strike price of $7.15 per share and expire in August 2013.  The fair value of options issued for the year ended September 30, 2011 were estimated to be $49,521 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	50%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.19%

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

I.	Stock Options - continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718 (also formerly SAB No. 110, Shared-Based Payment), giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.  The Company has utilized the simplified method in accordance with ASC 718 for the following reasons.  Earlier in the Company’s existence, longer-term options (generally 5-year lives) were issued to employees, Directors and outsiders.  In more recent years, option terms have generally become shorter (1-3 year lives) and options were issued principally to management and Directors.  Then in 2010, short-term options (2-year lives) were issued to Directors, management and a substantial number of employees.  Due to the changes in the terms of the option grants and the type of persons receiving the options, we believe that the historical exercise data may no longer provide a reasonable basis upon which to estimate expected term.  Therefore, the Company believes that the use of the simplified method for determining the expected term of the Company’s options has been appropriate.

During the years ended September 30, 2011, 2010 and 2009, the Company recorded $8,254, $405,229 and $96,171 of stock-based compensation, respectively. Unamortized stock compensation expense amounted to $41,267 at September 30, 2011.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.0 million, $2.7 million and $2.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2011 are as follows:

(in thousands)

2012	$2,344
2013	2,296
2014	2,088
2015	1,291
2016	1,056
Thereafter	5,152

Total future minimum lease obligations	$14,227

Legal Matters

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State has opted to collect the tax pending the outcome of its appeal but taken no affirmative action to enforce that decision.  On June 5, 2009, the Court of

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

J.	Commitments and Contingencies - continued

Legal Matters - continued

Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

The TEA has appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution).  Additionally, our claims regarding the Texas Constitution have not yet been addressed by the courts.  We do not plan to make any payments of these taxes while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

The Company has paid the tax for the first five calendar quarters under protest and expensed the tax in the accompanying consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of September 30, 2011, the Company has approximately $6.8 million in accrued liabilities for this tax.  Patron tax expense amounted to $2.9 million, $2.8 million and $1.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax  and demand repayment of the taxes.  The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

In September 2011, the Company’s subsidiary, RCI Entertainment Las Vegas, Inc. (“RCI Las Vegas”) and Rick’s Cabaret International were sued by the lessor of its club in Las Vegas for breach of contract and other issues relating to RCI Las Vegas’ lease.   RCI Las Vegas has no assets and, therefore, is not able to pay the “deficiency”, if any is ultimately found in a court of law. If the plaintiff should attempt to claim that the “deficiency” is a liability of the parent company, the Company believes it has the legal basis upon which to refute this claim as the parent company is not liable for the debts of its subsidiaries.   Therefore, the Company does not believe that this contingency will ultimately result in a liability and, therefore, no accrual has been made in the accompanying financial statements.

In September 2011, the Company and its CEO were sued in District Court in Travis County Texas by a shareholder for damages as a result of the plaintiff’s alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner.  No specific damages have been alleged.  The Company denies any liability in this matter and, with its insurance company, is vigorously defending the allegations.

Tax Matters

The Company’s subsidiary that operated the club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company’s Las Vegas subsidiary owes approximately $2.1 million, including penalties and interest, for Las Vegas Live Entertainment Taxes.  The Company does not believe it is subject to the Live Entertainment Tax and is protesting the audit results.  Accordingly, the Company has not accrued the contingent liability in the accompanying consolidated financial statements.  It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s operations.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

	(in thousands)	2011	2010	2009
Business segment revenues:
Nightclubs		81,773	72,061	63,370
Internet		470	562	641
Media		1,248	1,440	1,404
		$83,491	$74,063	$65,415

		2011	2010	2009
Business segment operating income (loss):
Nightclubs		22,471	15,351	17,838
Internet		(86)	76	162
Media		(67)	(156)	(241)
General corporate		(3,524)	(3,880)	(2,724)
		$18,794	$11,391	$15,035

		2011	2010	2009
Business segment capital expenditures:
Nightclubs		11,378	4,455	1,487
Internet		4	3	5
General corporate		151	1,464	156
		$11,533	$5,922	$1,648

		2011	2010	2009
Business segment depreciation and amortization:
Nightclubs		3,341	2,782	2,026
Internet		4	8	14
Media		20	20	20
General corporate		539	415	746
		$3,904	$3,225	$2,806

		2011	2010	2009
Business segment assets:
Nightclubs		125,426	112,154	104,393
Internet		107	471	205
Media		773	818	903
Discontinued operations		112	4,851	22,242
General corporate		26,959	30,077	17,333
		$153,377	$148,371	$145,076

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
SEPTEMBER 30, 2011 AND 2010

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

During the year ended September 30, 2011, the following common stock transactions occurred:

Stock options totaling 25,000 shares were exercised by employees and directors for proceeds of $188,750.

The Company acquired 415,384 shares of common stock for the treasury at a cost of $3.3 million.  These shares were subsequently retired.

During the year ended September 30, 2011, the Company issued 26,320 shares of common stock for debt aggregating $269,780.

During the year ended September 30, 2011, the Company transferred 70,000 shares aggregating $1.4 million from temporary equity to permanent equity in connection with the settlement of certain cross-litigation.

M.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $55,000, $47,000 and $47,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

N.	Acquisitions

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

N.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

N.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

The results of operations of this entity are included in the Company’s consolidated results of operations since June 1, 2010. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements Golden Productions JGC Fort Worth, LLC

On July 16, 2010, the Company’s wholly owned subsidiary RCI Entertainment (Fort Worth), Inc. (“RCI Fort Worth or Purchaser”) completed the acquisition of certain assets (the “Purchased Assets”) of Golden Productions JGC Fort Worth, LLC, a Texas limited liability company (“Golden Productions”) and VCG Holding Corp., a Colorado corporation (“VCGH”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Purchaser, Golden Productions and VCGH.  The Purchase Agreement was executed and closed on July 16, 2010.  Golden Productions owned and operated an adult entertainment cabaret known as “Jaguar’s Gold Club Fort Worth” (the “Club”), located at 12325 Calloway Cemetery Road, Fort Worth, Texas, 76040 (the “Premises”).  VCGH owned the improvements on the Premises, including the building and fixtures (the “Improvements”).

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

N.	Acquisitions and Dispositions – continued

2011 Acquisitions and Openings

RCI Dining Services (Airport Freeway)

On January 3, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Airport Freeway), Inc. (“RCI Dining”) and RCI Holdings, Inc. (“RCI”) completed the purchase of a new gentlemen’s club adjacent to the south end of the Dallas-Ft. Worth International Airport and the purchase of the underlying real property, for an aggregate price of $4,565,000.   A Purchase Agreement and Build-to-Suit Turnkey Construction Agreement had previously been entered into in December 2009, which agreement provided for the construction of the new club and the purchase of the real property located at 15000 Airport Freeway (Highway 183), Fort Worth, Texas.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,126
Equipment and signs	289
SOB license	1,150
Net assets	$4,565

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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$750
Equipment and furniture	90
Noncompete	100
Goodwill	708
Net assets	$1,648

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

N.	Acquisitions and Dispositions – continued

2011 Acquisitions and Openings

Schiek’s Palace Royale

Our wholly owned subsidiary, RCI Dining Services MN (4th Street), Inc., a Minnesota corporation (“RCI Minnesota”), entered into an Asset Purchase Agreement with Classic Affairs, Inc., a Minnesota corporation (“Classic”), and VCG Holding Corp., a Colorado corporation (“VCGH”).  Classic is a wholly owned subsidiary of VCGH and owned and operated an adult entertainment cabaret known as “Schiek’s Palace Royale,” located at 115 South 4th Street, Minneapolis, Minnesota.  The parties amended the Asset Purchase Agreement on April 14, 2011 and on May 31, 2011, which amendments reduced the purchase price and extended the closing date of the transaction.  The Asset Purchase Agreement, as amended, closed July 28, 2011, whereby RCI Minnesota acquired substantially all of the assets associated or used in connection with the operation of Schiek’s Palace Royale for the purchase price of $2,875,000.

In connection with the Asset Purchase Agreement, on March 22, 2011, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Real Estate Purchase Agreement with 4th Street Partnership LLLP, a Minnesota limited liability limited partnership (“4th Street”), which owned the real property where Schiek’s Palace Royale is located.  The parties amended the Real Estate Purchase Agreement on May 31, 2011 and on July 26, 2011.  The Real Estate Purchase Agreement, as amended, closed on July 28, 2011, whereby RCI Holdings acquired the real property where Schiek’s Palace Royale is located for a purchase price of $3,250,000.

At closing of the above transactions, VCGH, Classic, Troy Lowrie (the Chief Executive Officer of VCGH) and Micheal Ocello (the Chief Operating Officer and President of VCGH) each entered into a Non-Competition Agreement pursuant to which each agreed not to compete with RCI Minnesota, Schiek’s Palace Royale or any of their affiliates for a period of five years in the seven county, twin-city metropolitan area of Minneapolis-St. Paul, Minnesota.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,280
Equipment and furniture	526
Noncompete	300
Goodwill	2,023
Net assets	$6,129

The results of operations of this entity are included in the Company’s consolidated results of operations since July 28, 2011. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

The Company incurred approximately $100,000 in legal costs associated with the 2011 acquisition, which are included in legal and professional expense in the accompanying consolidated statement of operations.

O.	Discontinued Operations

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the years ended September 30, 2011 and 2010.

The Company closed its Divas Latinas club in Houston in late September 2009.  The Company owns the building location and the location is currently leased to a tenant.  There was no gain or loss on the closing of the club.

In March 2011, we made the decision to sell our Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as we sought a buyer for the property.  The club was shuttered and the landlord took over the property in June 2011.  Therefore, this club is recognized as a discontinued operation in the accompanying financial statements and has recognized a loss on the closure of $2.0 million in discontinued operations.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

O.	Discontinued Operations - continued

In August 2011, we sold 60% of the membership interest in the entity that previously operated our Rick’s Cabaret in Austin, Texas.  Accordingly, we have deconsolidated the subsidiary and have carried it as an equity-method investment.  Accordingly, the club is recognized as a discontinued operation in the accompanying financial statements.

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to $2.6 million, $8.9 million and $10.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.

(in thousands)	Year Ended September 30,
	2011	2010	2009
Loss from discontinued operations	$(1,107)	$(914)	$(2,714)
Loss on sale of discontinued operations	(2,270)	(16,937)	(1,049)
Income tax - discontinued operations	1,182	6,248	1,317
Total loss from discontinued operations, net of tax	$(2,195)	$(11,603)	$(2,446)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2011	2010
Current assets, including deferred tax assets	$33	$1,095
Property and equipment	76	2,889
Other assets	3	867
Current liabilities	(144)	(278)
Long-term liabilities	(33)	(310)
Net assets (liabilities)	$(65)	$4,263

Loss on sale of discontinued operations above represents actual loss or impairment of the Las Vegas and Austin clubs   Impairment of the Philadelphia club is included in continuing operations in the year ended September 30, 2010.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

P.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)
	Fiscal Year 2011
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$19,669	$21,580	$20,791	$21,451
Income from continuing operations	$2,348	$3,285	$2,530	$2,089
Net income	$2,076	$2,923	$888	$1,959
Basic income per share:
Income from continuing operations	$0.23	$0.33	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Diluted income per share:
Income from continuing operations	$0.23	$0.33	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Basic weighted average shares outstanding	10,043	9,937	9,924	9,815
Diluted weighted average shares outstanding	10,045	10,771	9,941	9,817

	Fiscal Year 2010
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$16,841	$20,069	$18,022	$19,131
Income (loss) from continuing operations	$1,194	$2,958	$1,123	$(1,370)
Net income (loss)	$783	$2,945	$857	$(12,543)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.12	$0.31	$0.11	$(0.14)
Net income (loss)	$0.08	$0.31	$0.09	$(1.24)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.12	$0.31	$0.11	$(0.14)
Net income (loss)	$0.08	$0.31	$0.09	$(1.24)
Basic weighted average shares outstanding	9,370	9,314	9,905	10,153
Diluted weighted average shares outstanding	9,385	9,488	9,958	10,153

	Fiscal Year 2009
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$15,532	$16,605	$16,619	$16,659
Income from continuing operations	$1,439	$2,133	$2,145	$2,231
Net income	$791	$839	$1,785	$1,793
Basic income per share:
Income from continuing operations	$0.15	$0.22	$0.23	$0.23
Net income	$0.08	$0.09	$0.19	$0.19
Diluted income per share:
Income from continuing operations	$0.15	$0.22	$0.23	$0.23
Net income	$0.08	$0.09	$0.19	$0.19

Basic weighted average shares outstanding	9,366	9,314	9,186	9,198
Diluted weighted average shares outstanding	9,600	9,488	9,410	9,213

The operating results for the quarter ended September 30, 2010 were materially affected by the impairment expense, amounting to approximately $20.5 million.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Q.	Gain on Settlement of Debt

In April 2011, the Company settled certain cross-litigation with the former sellers of the Las Vegas club. As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million. The Company has recorded a gain of approximately $900,000 in the year ended September 30, 2011 as a result of the settlement. In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold. This resulted in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in the year ended September 30, 2011.

R.	Subsequent Events

The Company’s wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100% of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000.  The Company now operates the BYOB club as “Temptations”.

On November 17, 2011, the Company’s wholly owned subsidiaries, RCI Dining Services (Stemmons), Inc. ("RCI Stemmons"), RCI Dining Services (Inwood), Inc. ("RCI Inwood") and RCI Dining Services (Stemmons 2), Inc. ("RCI Dining"), entered into a Stock Purchase Agreement with Mr. Thanasi Mantas, Green Star, Inc. ("Green Star"), Fine Dining Club, Inc. ("Fine Dining") and Blue Star Entertainment Inc. ("Blue Star"). Green Star owns and operates an adult entertainment cabaret known as "Silver City Cabaret," located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Blue Star holds a license to operate an adult cabaret at 1449 Inwood Road, Dallas, Texas 75247. Mr. Mantas owns 100% of the stock of Green Star, Fine Dining and Blue Star.

Pursuant to the Stock Purchase Agreement, Mr. Mantas will sell all the stock of Green Star, Fine Dining and Blue Star to RCI Stemmons, RCI Dining and RCI Inwood, respectively, for the aggregate purchase price of $2,000,000 in the form of three promissory notes. Each of the promissory notes will be payable over 11 years and have an adjustable interest rate of 5.5%. The transaction will close on the later of January 2, 2012 or five business days after the Company has obtained all required licenses needed to operate the Silver City Cabaret and an adult cabaret to be located at 1449 Inwood Road.

Adelphi Group Ltd. ("Adelphi") owns the real properties where the Silver City Cabaret is located, and PNYX Limited Partnership ("PNYX") owns certain real properties at and adjacent to 1449 Inwood Road. In transactions related to the Stock Purchase Agreement, Adelphi and PNYX each entered into a real estate purchase agreement with the Company’s wholly owned subsidiary, RCI Holdings, Inc. ("RCI Holdings"), whereby (i) Adelphi agreed to sell the real properties where the Silver City Cabaret is located to RCI Holdings for the aggregate purchase price of $6,500,000, including $300,000 in cash and $6,200,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years, and (ii) PNYX agreed to sell certain real properties at and adjacent to 1449 Inwood Road for the aggregate purchase price of $3,500,000, including $1,200,000 in cash and $2,300,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. The real estate transactions are to close contemporaneously with the Stock Purchase Agreement.

At closing of the above transactions, Mr. Mantas will enter into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of September 30, 2011, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2011, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	43	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	62	Chief Financial Officer
Travis Reese	42	Director and Executive Vice President
Robert L. Watters	60	Director
Steven Jenkins	54	Director
Luke Lirot	54	Director
Nour-Dean Anakar	54	Director

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

Robert L. Watters is our founder and has been our Director since inception. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. Since 1999, Mr. Watters has owned and operated Rick’s Cabaret, an adult entertainment club in New Orleans, Louisiana, which licenses our name. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University.

Steven L. Jenkins has been a Director since June 2001. Since 1988, Mr. Jenkins has been a certified public accountant with Pringle Jenkins & Associates, P.C., located in Houston, Texas. Mr. Jenkins is the President and owner of Pringle Jenkins & Associates, P.C. Mr. Jenkins has a BBA Degree (1979) from Texas A&M University. Mr. Jenkins is a member of the AICPA and the TSCPA.

Travis Reese became our Director and Executive Vice President in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent's Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associate’s Degree in Aeronautical Science from Texas State Technical College.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Mr. Jenkins, Mr. Anakar and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2011 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

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

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2011 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2011 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2011 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2011.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, which is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2011, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

The Role of Shareholder Say-on-Pay Votes.

At our annual meeting of shareholders held on August 16, 2011, approximately 97.0% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement.  Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2011, 2010 and 2009 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)	(j)
Eric S.	2011	600,000	-0-		-0-	-0-		-0-	-0-	11,492	611,492
Langan,	2010	600,000	-0-		-0-	86,146	(1)	-0-	-0-	11,513	697,659
President/CEO	2009	623,077	-0-		-0-	2,446	(1)	-0-	-0-	11,637	637,160

Phillip	2011	204,615	30,000	(4)	-0-	-0-		-0-	-0-	3,261	237,876
Marshall, CFO	2010	200,000	10,000	(4)	-0-	11,116	(2)	-0-	-0-	5,276	226,392
	2009	189,423	20,000	(4)	-0-	47,273	(2)	-0-	-0-	2,441	259,137

Travis Reese,	2011	200,000	-0-		-0-	-0-		-0-	-0-	5,769	205,769
Executive Vice President	2010	197,260	-0-		-0-	13,895	(3)	-0-	-0-	5,788	216,943
	2009	194,204	-0-		-0-	2,446	(3)	-0-	-0-	5,753	202,403

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

4	Mr. Marshall received a bonus of $30,000 in 2011, $10,000 in 2010 and $20,000 in 2009 for outstanding performance.

2010 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the 2010 annual option incentive programs and performance-based awards. No non-equity incentive plan awards were made in 2011 for officers.

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

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)

Eric S. Langan	155,000	0	0	10.25	9/30/2012	0	0	0	0

Phillip Marshall	20,000	0	0	9.40	8/24/2012	0	0	0	0
	20,000	0	0	10.25	9/30/2012

Travis Reese	25,000	0	0	10.25	9/30/2012	0	0	0	0

OPTION EXERCISES

One of the named executive officers exercised stock options in 2011.

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
Name	on Exercise	on Exercise
Travis Reese	5,000	$14,415

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August 2011, we issued 7,500 stock options to each Director who is not a member of management. These options become exercisable in August 2012, have a strike price of $7.15 per share and expire in August 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Watters	-0-	-0-	$1,769	-0-	-0-	-0-	$1,769
Nourdean Anakar	-0-	-0-	$1,769	-0-	-0-	-0-	$1,769
Steve Jenkins	-0-	-0-	$1,769	-0-	-0-	-0-	$1,769
Luke Lirot	-0-	-0-	$1,769	-0-	-0-	-0-	$1,769

EMPLOYMENT AGREEMENTS

We have a two year employment agreement with Eric S. Langan. Mr. Langan’s Employment Agreement extends through April 1, 2012 and provides for an annual base salary of $600,000. Mr. Langan’s Employment Agreement also provides for participation in all benefit plans maintained by us for salaried employees. Mr. Langan’s Employment Agreement contains a confidentiality provision and an agreement by Mr. Langan not to compete with us upon the expiration of his Employment Agreement.

We also entered into a two year Employment Agreement with Phillip K. Marshall to serve as our Chief Financial Officer. Mr. Marshall’s Employment Agreement extends through May 30, 2013, and provides for an annual base salary of $215,000. Pursuant to Mr. Marshall’s Employment Agreement, Mr. Marshall is also eligible to participate in all benefit plans maintained by us for salaried employees. Under the terms of his Employment Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2011, there are 520,000 stock options outstanding.

The following table sets forth all equity compensation plans as of September 30, 2011:

(in thousands, except per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	520	$10.01	0

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

We attempt to make our compensation programs discretionary, balanced and focused on the long term.  We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives.  Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 1, 2011, with respect to the beneficial ownership of shares of common ctock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 1, 2011, there were 9,717,307 shares of common stock outstanding.

Name/Address	Number of shares		Title of class	Percent of Class (7)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,363,429	(1)	Common stock	13.81%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	46,755	(2)	Common stock	0.48%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	32,500	(3)	Common stock	0.33%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	17,500	(4)	Common stock	0.18%
Travis Reese 10959 Cutten Road Houston, Texas 77066	40,330	(5)	Common stock	0.41%
Nour-dean Anakar 3978 Sorrento Valley Drive, #100 San Diego, California 92121	17,500	(6)	Common stock	0.18%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, GL 33764	17,500	(7)	Common stock	0.18%
All of our Directors and Officers as a Group of seven (7) persons	1,535,514	(8)	Common stock	15.34%
E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632		Common stock	5.95%

(1)
Mr. Langan has sole voting and investment power for 629,797 shares of common stock he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 155,000 shares of common stock that are presently exercisable.

(2)	Includes 6,755 shares of common stock he owns directly and options to purchase up to 40,000 shares of common stock that are presently exercisable.

(3)	Includes 15,000 shares of common stock he owns directly and options to purchase up to 17,500 shares of common stock that are presently exercisable.

(4)	Includes options to purchase up to 17,500 shares of common stock that are presently exercisable.

(5)	Includes 15,330 shares of common stock he owns directly and options to purchase up to 25,000 shares of common stock that are presently exercisable.

(6)	Includes options to purchase up to 17,500 shares of common stock that are presently exercisable.

(7)	Includes options to purchase up to 17,500 shares of common stock that are presently exercisable.

(8)	These percentages exclude treasury shares in the calculation of percentage of class.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  We currently have three independent directors, Steven Jenkins, Nour-Dean Anakar and Luke Lirot.   We know of no related transactions for the years ended September 30, 2011 and 2010.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2011, 2010 and 2009.

	2011	2010	2009
(in thousands)
Audit fees	$261	$260	$289
Audit-related fees	-	-	23
Tax fees	67	65	61
All other fees	-	-	-

Total	$328	$325	$373

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2011.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

/s/ Phillip K. Marshall
By: Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2011

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2011

/s/ Robert L. Watters
Robert L. Watters	Director	December 14, 2011

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 14, 2011

/s/ Steven Jenkins
Steven Jenkins	Director	December 14, 2011

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2011