Form 10-Q
period 2011-12-31
RICKS CABARET INTERNATIONAL INC
filed 2012-02-07
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 31, 2012, 9,668,067 shares of the Registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

PART I            FINANCIAL INFORMATION

Item 1.          Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
(in thousands, except per share data)	2011	2011
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$10,937	$9,698
Accounts receivable:
Trade, net	1,219	779
Other, net	476	1,161
Marketable securities	530	515
Inventories	1,281	1,174
Deferred tax asset	4,481	5,195
Prepaid expenses and other current assets	603	1,025
Assets of discontinued operations	93	112
Total current assets	19,620	19,659

Property and equipment, net	66,055	65,892

Other assets:
Goodwill and indefinite lived intangibles, net	66,019	65,642
Definite lived intangibles, net	971	1,091
Other	1,557	1,093
Total other assets	68,547	67,826

Total assets	$154,222	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	December 31,	September 30,
	2011	2011
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,344	$1,215
Accrued liabilities	2,530	2,766
Texas patron tax liability	7,542	6,830
Current portion of derivative liabilities	793	1,209
Current portion of long-term debt	5,513	5,494
Liabilities of discontinued operations	177	177
Total current liabilities	17,899	17,691

Deferred tax liability	23,481	23,033
Other long-term liabilities	798	785
Long-term debt	28,682	30,060
Total liabilities	70,860	71,569

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 54 and 66 shares, respectively	1,242	1,586

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,577 and 9,604 shares issued and outstanding, respectively	96	96
Additional paid-in capital	61,146	61,446
Accumulated other comprehensive income	25	10
Retained earnings	17,544	15,361
Total Rick’s permanent stockholders’ equity	78,811	76,913
Noncontrolling interests	3,309	3,309
Total permanent stockholders’ equity	82,120	80,222

Total liabilities and stockholders’ equity	$154,222	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2011	2010
	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$8,916	$7,758
Sales of food and merchandise	1,997	1,699
Service revenues	9,886	9,008
Internet revenues	102	125
Media revenues	183	216
Other	935	862
Total revenues	22,019	19,668

Operating expenses:
Cost of goods sold	2,932	2,418
Salaries and wages	4,925	4,361
Stock-based compensation	8	-
Other general and administrative:
Taxes and permits	3,447	2,914
Charge card fees	308	320
Rent	703	775
Legal and professional	700	440
Advertising and marketing	995	971
Depreciation and amortization	1,120	906
Insurance	292	269
Utilities	404	366
Other	1,818	1,480
Total operating expenses	17,652	15,220

Income from operations	4,367	4,448

Other income (expense):
Interest income and other	2	12
Interest expense	(973)	(1,076)
Gain on change in fair value of derivative instruments	98	148

Income from continuing operations before income taxes	3,494	3,532

Income taxes	1,208	1,153

Income from continuing operations	2,286	2,379
Loss from discontinued operations, net of income taxes	(48)	(250)

Net income	2,238	2,129
Less: net income attributable to noncontrolling interests	(53)	(53)
Net income attributable to Rick’s Cabaret International, Inc.	$2,185	$2,076
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.21
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.23	$0.21
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.21
Loss from discontinued operations	(0.00	(0.00
Net income	$0.23	$0.21

Weighted average number of common shares outstanding:
Basic	9,685	10,043
Diluted	9,687	10,045

Comprehensive income amounted to $2,200 and $2,049 for the three months ended December 31, 2011 and 2010, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	ENDED DECEMBER 31,
	2011	2010
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,238	$2,129
Loss from discontinued operations	48	250
Income from continuing operations	2,286	2,379
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,120	906
Deferred taxes	1,129	(24)
Amortization of note discount	36	36
Gain on change in fair value of derivative instruments	(98)	(148)
Deferred rents	12	16
Stock compensation expense	8	-
Changes in operating assets and liabilities:
Accounts receivable	246	(63)
Inventories	(107)	(181)
Prepaid expenses and other assets	(10)	68
Accounts payable and accrued liabilities	603	(78)
Cash provided by operating activities of continuing operations	5,225	2,911
Cash provided by (used in) operating activities of discontinued operations	(10)	29
Net cash provided by operating activities	5,215	2,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,177)	(656)
Purchase of marketable securities	-	(505)
Acquisition of businesses, net of cash acquired	(380)	-
Cash used in investing activities of continuing operations	(1,557)	(1,161)
Cash use in investing activities of discontinued operations	-	(2)
	(1,557)	(1,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(554)	(556)
Payments on long-term debt	(1,394)	(613)
Purchase of treasury stock	(417)	(894)
Distribution to minority interests	(54)	(54)
Cash used in financing activities of continuing operations	(2,419)	(2,117)

NET INCREASE (DECREASE) IN CASH	1,239	(340)
CASH AT BEGINNING OF PERIOD	9,698	18,599
CASH AT END OF PERIOD	$10,937	18,259
CASH PAID DURING PERIOD FOR:
Interest	$861	$1,217
Income taxes	$-	$1,666

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the quarter ended December 31, 2011, the Company purchased and retired 60,240 common treasury shares. The cost of these shares was $417,063.

During the quarter ended December 31, 2010, the Company purchased and retired 123,800 common treasury shares. The cost of these shares was $894,149.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2011 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which were effective as of October 1, 2011, the remaining new disclosure requirements were effective as of October 1, 2010.

In September 2011 new guidance was issued regarding the goodwill impairment testing for reporting units. This guidance gives the entity the option to perform a qualitative assessment and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has early adopted this guidance beginning with our Form 10-Q for the quarter ending December 31, 2011.

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

In December 2011, the FASB issued new guidance regarding the June 2011, guidance related to the disclosure of components of comprehensive income. The guidance was issued in order to defer only those changes that relate to the presentation of reclassification adjustments, the paragraphs in this guidance supersede certain pending paragraphs in previous guidance. The amendments are being made to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect. All other requirements of the June 2011 guidance are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain remarkable accounting principles and disclosures.

Discontinued Operations

In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as it sought a buyer for the club. The Company believes that it has done everything possible to make this location viable since its acquisition in 2008 and now believes it is in its shareholders’ best interests not to continue these efforts. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying consolidated financial statements.

The Company has sold a controlling portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas.  Accordingly, the Company has deconsolidated the subsidiary and carries it as an equity-method investment. The club is recognized as a discontinued operation in the accompanying consolidated financial statements.

We closed our Divas Latinas club in Houston during September 2010. This club is recognized in discontinued operations.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

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

The compensation costs recognized for the three months ended December 31, 2011 and 2010 were $8,254 and zero, respectively. There were no stock option grants or exercises for the three month periods ended December 31, 2011 and 2010.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2011:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	520	$10.01
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2011	520	$10.01	0.81	$0
Options exercisable as of December 31, 2011	485	$10.21	0.75	$0

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the three months ended December 31, 2011 and 2010:

(in thousands)	2011		2010
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$42,092	$23,550	$42,617	$19,459
Intangibles acquired	380	-	-	-
Other	(3)	-	(202)	202
Ending balance	$42,469	$23,550	$42,415	$19,661

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

6. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended
	December 31,
(in thousands)	2011	2010
Business segment revenues:

Nightclubs	$21,734	$19,327
Internet	102	125
Media	183	216
	$22,019	$19,668

Business segment operating income (loss):
Nightclubs	$5,265	$5,346
Internet	(26)	(4)
Media	(89)	(76)
General corporate	(783)	(818)
	$4,367	$4,448

Business segment capital expenditures:
Nightclubs	$1,065	$611
Internet	1	1
General corporate	111	44
	$1,177	$656

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

6. SEGMENT INFORMATION- continued

	Three Months Ended
	December 31,
(in thousands)	2011	2010
Business segment depreciation and amortization:
Nightclubs	$737	$642
Internet	1	1
Media	5	5
General corporate	377	258
	$1,120	$906

Business segment assets:	12/31/11	9/30/11
Nightclubs	$128,527	$125,426
Internet	155	107
Media	890	773
Discontinued operations	93	112
General corporate	24,557	26,959
	$154,222	$153,377

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

7.          COMMON STOCK

During the quarter ended December 31, 2011, the Company purchased 60,240 shares of Company common stock for its treasury at an aggregate cost of $417,063. These shares have been retired.

During the quarter ended December 31, 2010, the Company purchased 123,800 shares of Company common stock for its treasury at an aggregate cost of $894,149. These shares have been retired.

8. EARNINGS PER SHARE (EPS)

The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share. ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

8. EARNINGS PER SHARE (EPS) - continued

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

(in thousands, except per share data)	FOR THE QUARTER ENDED
	DECEMBER 31,
	2011	2010
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,233	$2,326
Loss from discontinued operations, net of income taxes	(48)	(250)
Net income attributable to Rick's shareholders	$2,185	$2,076
Average number of common shares outstanding	9,685	10,043
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.23	$0.23
Discontinued operations	$(0.00)	$(0.02)
Net income (loss) attributable to Rick's shareholders	$0.23	$0.21
Diluted earnings per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$2,233	$2,326
Adjustment. to net earnings from assumed conversion of debentures (2)	-	-
Adjusted income (loss) from continuing operations	2,233	2,326
Discontinued operations	(48)	(250)
Adjusted net income (loss) attributable to Rick's shareholders	$2,185	$2,076
Average number of common shares outstanding:
Common shares outstanding	9,685	10,043
Potential dilutive shares resulting from exercise of warrants and options (1)	2	2
Potential dilutive shares resulting from conversion of debentures (2)	-	-
Total average number of common shares outstanding used for dilution	9,687	10,045
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.23	$0.23
Discontinued operations	$(0.00)	$(0.02)
Net income (loss) attributable to Rick's shareholders	$0.23	$0.21

(1)  All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 864,081 and 889,081 for the three months ended December 31, 2011 and 2010, respectively, have been excluded from earnings per share due to being anti-dilutive.

(2)  Convertible debentures (principal and accrued interest) outstanding at December 31, 2011 and 2010 totaling $6,283,919 and $9,212,778, respectively, were convertible into common stock at a price of $10.25 and $10.00 per share in 2011 and $10.25 per share in 2010. Potential dilutive shares of 614,910 and 889,057 for the three months ended December 31, 2011 and 2010, respectively, have been excluded from earnings per share due to being anti-dilutive.

*EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

9. ACQUISITIONS

2011

The Company’s wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100% of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000. The Company now operates the BYOB club as “Temptations”. The Company also paid $55,000 at closing for certain costs related to the access to the club. The entire $380,000 has been allocated to license.

Subsequent Acquisitions

As previously reported, on November 17, 2011, our wholly owned subsidiaries, RCI Dining Services (Stemmons), Inc. (“RCI Stemmons”), RCI Dining Services (Inwood), Inc. (“RCI Inwood”) and RCI Dining Services (Stemmons 2), Inc. (“RCI Dining”) entered into a Stock Purchase Agreement (the “Prior Agreement”) with Mr. Thanasi Mantas, Green Star, Inc. (“Green Star”), Fine Dining Club, Inc. (“Fine Dining”), Blue Star Entertainment Inc. (“Blue Star”), Adelphi Group Ltd. (“Adelphi”) and PNYX Limited Partnership (“PNYX”). The Prior Agreement was amended on December 28, 2011. On January 11, 2012, (i) Green Star, Fine Dining, Mr. Mantas, Adelphi, PNYX, RCI Stemmons, RCI Dining and RCI Holdings, Inc., our wholly owned subsidiary (“RCI Holdings”), entered into a new Stock Purchase Agreement (the “Silver City Purchase Agreement”) and (ii) Blue Star, Mr. Mantas, PNYX, RCI Inwood and RCI Holdings entered into a separate Stock Purchase Agreement (the “Blue Star Purchase Agreement”). The entry into the Silver City Purchase Agreement and the Blue Star Purchase Agreement terminated the Prior Agreement, as amended.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

9. ACQUISITIONS - continued

Subsequent Acquisitions - continued

Green Star owns and operates an adult entertainment cabaret known as “Silver City Cabaret,” located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Mr. Mantas owned 100% of the stock of Green Star and Fine Dining. Pursuant to the Silver City Purchase Agreement, Mr. Mantas agreed to sell (i) all the stock of Green Star to RCI Stemmons for the purchase price of $1,400,000 in the form of a promissory note and (ii) all the stock of Fine Dining to RCI Fine Dining for the purchase price of $100,000 in the form of a promissory note. Each of the promissory notes will be payable over 11 years and have an adjustable interest rate of 5.5%. This transaction closed on January 17, 2012.

Adelphi owned the real properties where the Silver City Cabaret is located, including 7501 N. Stemmons Freeway, Dallas, Texas 75247 and 7600 John West Carpenter Freeway, Dallas, Texas 75247, and PNYX owned certain adjacent real property at 7506 John West Carpenter Freeway, Dallas, Texas 75247. In transactions related to the Prior Agreement, Adelphi and PNYX had previously entered into real estate purchase agreements with RCI Holdings on November 17, 2011, which agreements were subsequently amended as part of the Silver City Purchase Agreement transaction. Pursuant to the real estate purchase agreements, as amended, (i) Adelphi agreed to sell the real properties at 7501 N. Stemmons and 7600 John West Carpenter for the purchase price of $6,500,000, payable $300,000 in cash and $6,200,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years, and (ii) PNYX agreed to sell the real property at 7506 John West Carpenter for the purchase price of $1,000,000, payable $700,000 in cash and $300,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. The real estate transactions closed contemporaneously with the Silver City Purchase Agreement.

At closing of the Silver City Purchase Agreement transactions, Mr. Mantas entered into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties (excepting the property located at 1449 Inwood Road, Dallas, Texas 75247).

As described above, on January 11, 2012, Blue Star, Mr. Mantas, PNYX, RCI Inwood and RCI Holdings entered into the Blue Star Purchase Agreement. Blue Star holds a license to operate an adult cabaret at 1449 Inwood Road, Dallas, Texas 75247. Mr. Mantas owns 100% of the stock of Blue Star. Pursuant to the Blue Star Purchase Agreement, Mr. Mantas will sell all the stock of Blue Star to RCI Inwood for the purchase price of $500,000 in the form of a promissory note, which note will be payable over 11 years and have an adjustable interest rate of 5.5%. The transaction is scheduled to close on the later of February 1, 2012 or five business days after RCI Inwood has obtained all required licenses needed to operate an adult cabaret at 1449 Inwood Road.

PNYX owns the real property at 1449 Inwood Road. In a transaction related to the Blue Star Purchase Agreement, PNYX is to enter into a real estate purchase agreement with RCI Holdings, which agreement will provide for PNYX to sell the real property at 1449 Inwood Road for the purchase price of $2,500,000, payable $500,000 in cash and $2,000,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. This real estate transaction is to close contemporaneously with the Blue Star Purchase Agreement.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

9. ACQUISITIONS - continued

Subsequent Acquisitions – continued

The allocation of fair values to the assets and liabilities has not been completed at the time of filing of this Form 10-Q.

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $2,000,000 cash and $3,500,000 in the form of an 8% promissory note that is payable over 10 years. This transaction closed on January 13, 2012.

10. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2011	2010
Computed expected tax expense	$1,223	$1,236
State income taxes	35	30
Stock option disqualifying dispositions and other permanent differences	(50)	(113)
Total income tax expense	$1,208	$1,153

Included in the Company’s deferred tax liabilities at December 31, 2011 is approximately $14.7 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the quarters ended December 31, 2011 and 2010, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but took no affirmative action to enforce that right.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

The TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012.    The case will now resume in the District Court in Travis County on the remaining issues raised by the TEA that were not previously decided by the trial court.   The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, the Company will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

The Company has paid the tax and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of December 31, 2011, the Company has approximately $7.5 million in accrued liabilities for this tax.  Patron tax expense amounted to $712,000 and $695,000 for the three months ended December 31, 2011 and 2010, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

DECEMBER 31, 2011

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES - continued

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. In October 2011, we filed a declaratory judgment action in U.S. District Court for the Southern District of Texas (Houston division) against our general liability insurance carrier to provide coverage for these two TCPA cases. On January 24, 2012, the presiding judge issued an order dismissing the case against our carrier. The Company denies any liability in this matter and is vigorously defending the allegations.

12. SUBSEQUENT EVENTS

See Note 9 regarding certain acquisitions made by the Company after December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects," “believes,” "anticipates," “may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on our financial condition and results of operations: the risks and uncertainties relating to our Internet operations, the impact and implementation of the sexually oriented business ordinances in the jurisdictions where our facilities operate, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, and the dependence on key personnel. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

GENERAL

We operate in three businesses in the adult entertainment industry:

1.	We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs offer live adult entertainment, restaurant and bar operations. Through our subsidiaries, we currently own and/or operate a total of twenty-four adult nightclubs that offer live adult entertainment, restaurant and bar operations. Eight of our clubs operate under the name "Rick's Cabaret"; four operate under the name “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes; six operate under the name "XTC Cabaret"; one club operates as “Tootsie’s Cabaret”, one operates as “Cabaret North” and one operates as “Downtown Cabaret”, one operates as “Cabaret East”, one operates as “Silver City Cabaret” and one operates as “Temptations”. Additionally, we own a 40% interest in “The Mansion” nightclub in Austin, Texas. Our nightclubs are in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania and Indianapolis, Indiana. No sexual contact is permitted at any of our locations.

2.	We have extensive Internet activities.

a)	We currently own two adult Internet membership Web sites at www.CoupleTouch.com and www.xxxpassword.com. We acquire xxxpassword.com site content from wholesalers.

b)	We operate an online auction site www.NaughtyBids.com. This site provides our customers with the opportunity to purchase adult products and services in an auction format. We earn revenues by charging fees for each transaction conducted on the automated site.

3.	In April 2008, we acquired a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. As part of the transaction we also acquired two industry trade shows, two other industry trade publications and more than 25 industry websites.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2010 of the Accounting Standards Codification (“ASC”).  The ASC does not change how Company accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Company references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2010.  The Company has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2011, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. We determined that there is no net asset impairment at September 30, 2011.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock.  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2010 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $1.6 million and 1.4 million for the three months ended December 31, 2011 and 2010, respectively.

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

The compensation cost recognized for the three months ended December 31, 2011 and 2010 was $8,254 and zero, respectively.  There were no stock options exercises for the three months ended December 31, 2011 and 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

For the three months ended December 31, 2011, we had consolidated total revenues of $22.0 million compared to consolidated total revenues of $19.7 million for the three months ended December 31, 2010, an increase of $2.4 million or 12.0%. The increase in total revenues was primarily attributable to the increase in revenues generated by the Rick’s Cabarets in Austin, San Antonio and Minneapolis, Cabaret East in Fort Worth and XTC Cabaret in Dallas and the Club Onyx locations in Philadelphia, Charlotte and Houston, in the aggregate amount of approximately $680,000, along with new club sales of approximately $1.1 million.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2011 and 2010 with percentages compared to total revenue:

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$8,916	40.5%	$7,758	39.4%
Sales of food and merchandise	1,997	9.1%	1,699	8.6%
Service Revenues	9,886	44.9%	9,008	45.8%
Internet Revenues	102	0.5%	125	0.6%
Media	183	0.8%	216	1.1%
Other	935	4.2%	862	4.4%
Total Revenues	22,019	100.0%	19,668	100.0%

Cost of Goods Sold	2,932	13.3%	2,418	12.3%
Salaries & Wages	4,925	22.4%	4,361	22.2%
Stock-based Compensation	8	0.0%	-	0.0%
Taxes and permits	3,447	15.7%	2,914	14.8%
Charge card fees	308	1.4%	320	1.6%
Rent	703	3.2%	775	3.9%
Legal & professional	700	3.2%	440	2.2%
Advertising and marketing	995	4.5%	971	4.9%
Depreciation and amortization	1,120	5.1%	906	4.6%
Insurance	292	1.3%	269	1.4%
Utilities	404	1.8%	366	1.9%
Other	1,818	8.3%	1,480	7.5%

Total operating expenses	17,652	80.2%	15,220	77.4%
Income from continuing operations	4,367	19.8%	4,448	22.6%

Interest income	2	0.0%	12	0.1%
Interest expense	(973)	-4.4%	(1,076)	-5.5%
Gain (loss) on change in fair value of derivative instruments	98	0.4%	148	0.8%
Income from continuing operations before income taxes	$3,494	15.9%	$3,532	18.0%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. Media cost of goods amounted to $50,160 and $50,468 for the quarters ended December 31, 2011 and 2010, respectively. The cost of goods sold for the club operations for the three months ended December 31, 2011 was 13.2% compared to 12.2% for the three months ended December 31, 2010. The cost of goods sold from our internet operations for the three months ended December 31, 2011 was 2.1% compared to 2.1% for the three months ended December 31, 2010. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2011 was 13.3%, compared to 12.3% for the same period ended December 31, 2010.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2011. Payroll for same-location-same-period of club operations increased to $3.7 million for the three months ended December 31, 2011 from $3.6 million for the same period ended December 31, 2010. Management currently believes that its labor and management staff levels are appropriate.

The increase in taxes as a percentage of total revenues is due to the new clubs in Texas with its ”Patron Tax”.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2011 and other new active lawsuits in 2011.

The increase in depreciation and amortization is due to the acquisitions of new clubs.

The increase in the percentage of other expenses is due to slight increases in several categories of other operating costs.

The decrease in interest expense was attributable to the continuing amortization of our long-term debt.

Income taxes, as a percentage of income before taxes was 34.6% and 32.6% for the quarters ended December 31, 2011 and 2010, respectively. The increase in 2011 is due to a change in permanent differences in 2011, principally the gain on change in fair value of derivative instruments.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $5.7 million for the three months ended December 31, 2011 from $5.4 million for same period ended December 31, 2010, or by 4.5%.

Our Media Division lost approximately $89,000 before income taxes for the quarter ended December 31, 2011 compared to a loss of approximately $76,000 in the 2010 quarter. As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Adjusted EBITDA for the three months ended December 31, 2011 and 2010 was $5.5 million and $5.3 million, respectively.

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

(in thousands)	2011	2010
Income from continuing operations	$2,286	$2,379
Net income from noncontrolling interests	(48)	(250)
Income taxes	1,208	1,153
Interest expense	973	1,076
Depreciation and amortization	1,120	906
Adjusted EBITDA	$5,539	$5,264

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

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the three months ended December 31, 2011 and 2010.

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

The Company has sold a portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas.  Accordingly, the Company has deconsolidated the subsidiary and carries it as an equity-method investment. The club is recognized as a discontinued operation in the accompanying consolidated financial statements.

We closed our Divas Latinas club in Houston during September 2010. This club is recognized in discontinued operations.

Following is summarized information regarding the discontinued operations:

	Quarter Ended September 30,
(in thousands)	2011	2010
Loss from discontinued operations	$(74)	(385)
Loss on disposition	$-	-
Income tax - discontinued operations	26	135
Total loss from discontinued operations, net of tax	$(48)	$(250)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	December 31,	September 30,
(in thousands)	2011	2011
Current assets	$26	$33
Property and equipment	67	76
Other assets	-	3
Current liabilities	(144)	(144)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(84)	$(65)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At December 31, 2011, we had working capital of $1.7 million compared to $2.0 million at December 31, 2010.

Net cash provided by operating activities in the three months ended December 31, 2011 was $5.2 million compared to $2.9 million for the three months ended December 31, 2010. The increase in cash provided by operating activities was primarily due to the deferred taxes and an increase in accounts payable during the quarter ended December 31, 2011.

We used $1.6 million of cash in investing activities during the three months ended December 31, 2011 compared to $1.2 million during the three months ended December 31, 2010. Cash of $2.4 million was used by financing activities during the three months ended December 31, 2011 compared to $2.1 million cash used during the three months ended December 31, 2010.

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

The maximum obligation that could be owed if our stock were valued at zero is $2.4 million at December 31, 2011. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect. The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on December 31, 2011 of $8.46 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at December 31, 2011.)

For the Year Ended September 30:	(in thousands)
2012	$1,448
2013	131
Total	$1,579

Each $1.00 per share movement of our stock price has an aggregate effect of $102,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the three months ended December 31, 2011, we purchased 60,240 shares of common stock in the open market at prices ranging from $6.32 to $7.79. During the three months ended December 31, 2010, we purchased 123,800 shares of common stock in the open market at prices ranging from $7.03 to $7.43.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin, Dallas and Fort Worth, Texas, Miami Gardens, Florida, Philadelphia, Pennsylvania, and Indianapolis, Indiana, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but took no affirmative action to enforce that right.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

The TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012.  The case will now resume in the District Court in Travis County on the remaining issues raised by the TEA that were not previously decided by the trial court.   We have not made any payments of these taxes since the first quarter of 2009 and plan not to make any such payments while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

We have paid the tax under protest during all four quarters of 2008 and the first quarter of 2009 and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but awe are accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, we accrued the fee, but did not pay the State.  As of December 31, 2011, we have approximately $7.5 million in accrued liabilities for this tax.  Patron tax expense amounted to $712,000 and $695,000 for the three months ended December 31, 2011 and 2010, respectively.  We have paid more than $2 million to the State of Texas since the inception of the tax. Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, our current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. In October 2011, we filed a declaratory judgment action in U.S. District Court for the Southern District of Texas (Houston division) against our general liability insurance carrier to provide coverage for these two TCPA cases. On January 24, 2012, the presiding judge issued an order dismissing the case against our carrier. The Company denies any liability in this matter and is vigorously defending the allegations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended December 31, 2011, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2011, we purchased 27,240 shares of common stock in the open market at prices ranging from $6.32 to $6.55 per share. During the three months ended December 31, 2011, we purchased 33,000 shares of common stock from put option holders at prices ranging from $6.53 to $7.79 per share. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 31, 2011	38,240	$6.53	-	2,890,057
November 30, 2011	11,000	$7.63	-	2,890,057
December 31, 2011	11,000	$7.79	-	2,890,057

Total	60,240	$6.92	-	2,890,057

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

101.INS

XBRL Instance Document.

101.SCH

XBRL Taxonomy Extension Schema Document.

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB

XBRL Taxonomy Extension Label Linkbase Document.

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICK'S CABARET INTERNATIONAL, INC.

Date: February 7, 2012	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 7, 2012	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

