Form 10-Q/A
period 2011-12-31
RICKS CABARET INTERNATIONAL INC
filed 2012-02-08
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On February 7, 2012, Rick’s Cabaret International, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2011. This Amendment No 1 amends the Quarterly Report on Form 10-Q/A to correct certain typographical errors on the Consolidated Statement of Income for the three months ended December 31, 2010. The basic and diluted earnings per share for income from continuing operations and the basic and diluted (loss) from discontinued operations per share for the three months ended December 31, 2010 were shown as $0.21 and $(0.00), respectively, but should have been $0.23 and $(0.02). Basic and diluted net income per share reflected in the Consolidated Statement of Income correctly stated $0.21. Note 8 of Notes to Consolidated Financial Statements correctly reported the earnings (loss) per share.

No other changes have been made to the Form 10-Q.

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

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2011	2010
	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$8,916	$7,758
Sales of food and merchandise	1,997	1,699
Service revenues	9,886	9,008
Internet revenues	102	125
Media revenues	183	216
Other	935	862
Total revenues	22,019	19,668

Operating expenses:
Cost of goods sold	2,932	2,418
Salaries and wages	4,925	4,361
Stock-based compensation	8	-
Other general and administrative:
Taxes and permits	3,447	2,914
Charge card fees	308	320
Rent	703	775
Legal and professional	700	440
Advertising and marketing	995	971
Depreciation and amortization	1,120	906
Insurance	292	269
Utilities	404	366
Other	1,818	1,480
Total operating expenses	17,652	15,220

Income from operations	4,367	4,448

Other income (expense):
Interest income and other	2	12
Interest expense	(973)	(1,076)
Gain on change in fair value of derivative instruments	98	148

Income from continuing operations before income taxes	3,494	3,532

Income taxes	1,208	1,153

Income from continuing operations	2,286	2,379
Loss from discontinued operations, net of income taxes	(48)	(250)

Net income	2,238	2,129
Less: net income attributable to noncontrolling interests	(53)	(53)
Net income attributable to Rick’s Cabaret International, Inc.	$2,185	$2,076
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.23
Loss from discontinued operations	(0.00)	(0.02)
Net income	$0.23	$0.21
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.23
Loss from discontinued operations	(0.00)	(0.02)
Net income	$0.23	$0.21

Weighted average number of common shares outstanding:
Basic	9,685	10,043
Diluted	9,687	10,045

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

