Form 10-Q
period 2012-03-31
RICKS CABARET INTERNATIONAL INC
filed 2012-05-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of April 30, 2012, 9,739,373 shares of the registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	March 31, 2012	September 30, 2011
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$11,664	$9,698
Accounts receivable:
Trade, net	1,717	779
Other, net	584	1,161
Marketable securities	532	515
Inventories	1,249	1,174
Deferred tax asset	3,074	5,195
Prepaid expenses and other current assets	1,595	1,025
Assets of discontinued operations	80	112
Total current assets	20,495	19,659

Property and equipment, net	82,360	65,892

Other assets:
Goodwill and indefinite lived intangibles, net	67,773	65,642
Definite lived intangibles, net	963	1,091
Other	1,524	1,093
Total other assets	70,260	67,826

Total assets	$173,115	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	March 31, 2012	September 30, 2011
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,341	$1,215
Accrued liabilities	6,102	2,766
Texas patron tax liability	8,368	6,830
Current portion of derivative liabilities	470	1,209
Current portion of long-term debt	5,963	5,494
Liabilities of discontinued operations	140	177
Total current liabilities	22,384	17,691

Deferred tax liability	23,006	23,033
Other long-term liabilities	809	785
Long-term debt	41,033	30,060
Total liabilities	87,232	71,569

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 39 and 66 shares, respectively	897	1,586

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,680 and 9,604 shares issued and outstanding, respectively	97	96
Additional paid-in capital	61,892	61,446
Accumulated other comprehensive loss	27	10
Retained earnings	19,663	15,361
Total Rick’s permanent stockholders’ equity	81,679	76,913
Noncontrolling interests	3,307	3,309
Total permanent stockholders’ equity	84,986	80,222

Total liabilities and stockholders’ equity	$173,115	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2012	2011	2012	2011
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$10,406	$8,405	$19,322	$16,163
Sales of food and merchandise	2,335	1,879	4,333	3,578
Service revenues	11,281	10,076	21,167	19,084
Internet revenues	100	120	201	245
Media revenues	176	192	359	409
Other	1,116	907	2,050	1,768
Total revenues	25,414	21,579	47,432	41,247

Operating expenses:
Cost of goods sold	3,390	2,665	6,322	5,083
Salaries and wages	5,204	4,460	10,130	8,821
Stock compensation	12	-	21	-
Other general and administrative:
Taxes and permits	3,953	3,306	7,404	6,221
Charge card fees	373	321	681	642
Rent	721	773	1,424	1,549
Legal and professional	741	472	1,441	912
Advertising and marketing	1,040	842	2,035	1,813
Insurance	347	280	638	549
Utilities	406	380	807	745
Depreciation and amortization	1,190	949	2,310	1,854
Settlement of lawsuit	1,831	-	1,831	-
Other	1,750	1,541	3,568	3,021
Total operating expenses	20,958	15,989	38,612	31,210
Operating income	4,456	5,590	8,820	10,037

Other income (expense):
Interest income	1	44	3	56
Interest expense	(1,106)	(1,110)	(2,079)	(2,234)
Gain on change in fair value of derivative instruments	40	333	138	481
Income from continuing operations before income taxes	3,391	4,857	6,882	8,340
Income taxes	1,134	1,573	2,342	2,709
Income from continuing operations	2,257	3,284	4,540	5,631
Loss from discontinued operations, net of income taxes	(87)	(308)	(133)	(526)
Net income	2,170	2,976	4,407	5,105
Less: net income attributable to noncontrolling interests	(53)	(53)	(106)	(107)
Net income attributable to Rick’s Cabaret International, Inc.	$2,117	$2,923	$4,301	$4,998

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.33	$0.46	$0.55
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Net income	$0.22	$0.29	$0.44	$0.50
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.23	$0.32	$0.46	$0.55
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Net income	$0.22	$0.29	$0.44	$0.50
Weighted average number of common shares outstanding:
Basic	9,720	9,937	9,703	9,990
Diluted	9,731	10,771	9,710	10,004

Comprehensive income for the three months ended March 31, 2012 and 2011 was $2,119 and $2,929, and for the six months was $4,318 and $4,978, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS
(in thousands, except per share data)	ENDED MARCH 31,
	2012	2011
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,407	$5,105
Loss from discontinued operations	133	526
Income from continuing operations	4,540	5,631
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,310	1,854
Deferred taxes	2,164	1,038
Amortization of note discount	72	72
Gain on change in fair value of derivative instruments	(138)	(481)
Deferred rents	24	33
Stock compensation expense	21	-
Changes in operating assets and liabilities:
Accounts receivable	(348)	(250)
Inventories	(39)	(36)
Prepaid expenses and other assets	(982)	(871)
Accounts payable and accrued liabilities	4,493	1,500
Cash provided by operating activities of continuing operations	12,117	8,490
Cash used in operating activities of discontinued operations	(137)	(38)
Net cash provided by operating activities	11,980	8,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,749)	(3,480)
Purchase of marketable securities	-	(505)
Acquisition of businesses, net of cash acquired	(1,434)	(1,150)
Cash used in investing activities of continuing operations	(6,183)	(5,135)
Cash use in investing activities of discontinued operations	-	(12)
Net cash used by investing activities	(6,183)	(5,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(1,044)	(1,345)
Payments on long-term debt	(2,857)	(1,767)
Purchase of treasury stock	(722)	(1,395)
Exercise of warrants	900	-
Distribution to minority interests	(108)	(108)
Cash used in financing activities of continuing operations	(3,831)	(4,615)

NET INCREASE (DECREASE) IN CASH	1,966	(1,310)
CASH AT BEGINNING OF PERIOD	9,698	18,599
CASH AT END OF PERIOD	$11,664	$17,289
CASH PAID (RECEIVED) DURING PERIOD FOR:
Interest	$1,836	$1,959
Income taxes	$(562)	$2,199

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the six months ended March 31, 2012, the Company utilized $8 million in seller-financed long-term debt in a business acquisition and utilized $6.2 million in seller-financed long-term debt in the purchase of real estate and aircraft.

During the six months ended March 31, 2012, the Company purchased and retired 93,240 common treasury shares. The cost of these shares was $721,763.

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

MARCH 31, 2012

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2011 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of October 1, 2011, the remaining new disclosure requirements were effective as of October 1, 2010. The detailed disclosures of changes in Level 3 items were effective for the Company as of October 1, 2011 and the remaining new disclosure requirements were effective for the Company as of October 1, 2010.

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

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part ofthe statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company does not believe that the requirements of this standard will have a material effect on the Company’s results of operations or financial position.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS - continued

In December 2011, the FASB issued new guidance regarding the June 2011, guidance related to the disclosure of components of comprehensive income. The guidance was issued in order to defer only those changes that relate to the presentation of reclassification adjustments, the paragraphs in this guidance supersede certain pending paragraphs in previous guidance. The amendments are being made to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect. All other requirements of the June 2011 guidance are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company does not believe that the requirements of this standard will have a material effect on the Company’s results of operations or financial position.

3.	SIGNIFICANT ACCOUNTING POLICIES

Following are certain remarkable accounting principles and disclosures.

Marketable Securities

Marketable securities at March 31, 2012 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of March 31, 2012, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the six month periods ended March 31, 2012 or 2011.  Marketable securities held at March 31, 2012 have a cost basis of approximately $505,056.

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

MARCH 31, 2012

(UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

The compensation costs recognized for the three months ended March 31, 2012 and 2011 were $12,381 and zero, respectively, and were $20,635 and zero for the six months then ended, respectively. There were no stock option grants or exercises for the six months ended March 31, 2012 or 2011.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2012:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	520	$10.01
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of March 31, 2012	520	$10.01	0.56	$-
Options exercisable as of March 31, 2012	485	$10.21	0.50	$-

5.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2012 and 2011:

(in thousands)	2012		2011
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$42,092	$23,550	$40,740	$21,021

Intangibles acquired	1,603	-	1,150	2,731

Other	-	528	202	(202)
Ending balance	$43,695	$24,078	$42,092	$23,550

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

6. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
(in thousands)	March 31,		March 31,
	2012	2011	2012	2011
Business segment sales:
Night clubs	$25,138	$21,267	$46,872	$40,593
Media	176	192	359	409
Internet websites	100	120	201	245
	$25,414	$21,579	$47,432	$41,247

Business segment operating income:
Night clubs	$7,078	$6,489	$12,342	$11,835
Media	(83)	(46)	(173)	(123)
Internet websites	(45)	(20)	(71)	(24)
General corporate	(2,494)	(833)	(3,278)	(1,651)
	$4,456	$5,590	$8,820	$10,037

Business segment capital expenditures:
Night clubs	$13,943	$2,732	$15,009	$3,345
Other	1	-	1	1
General corporate	3,456	90	3,567	134
	$17,400	$2,822	$18,577	$3,480

Business segment depreciation and amortization:
Night clubs	$1,023	$736	$1,995	$1,436
Media	5	5	10	10
Internet websites	1	2	2	6
General corporate	161	206	303	402
	$1,190	$949	$2,310	$1,854

	March 31,	September 30,
Business segment assets:	2012	2011
Night clubs	$146,406	$125,426
MediaMedia	919	773
Internet websites	176	107
Discontinued operations	80	112
General corporate	25,534	26,959
	$173,115	$153,377

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

7.	COMMON STOCK

During the six months ended March 31, 2012, the Company purchased 93,240 shares of Company common stock for its treasury at an aggregate cost of $721,763. These shares have been retired.

During the six months ended March 31, 2012, the Company issued 102,856 shares of common stock for exercised warrants aggregating $899,990.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

8.	EARNINGS PER SHARE (“EPS”) - continued

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense) that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,204	$3,231	$4,434	$5,524
Loss from discontinued operations, net of income taxes	(87)	(308)	(133)	(526)
Net income attributable to Rick's shareholders	$2,117	$2,923	$4,301	$4,998
Average number of common shares outstanding	9,720	9,937	9,703	9,990
Basic earnings per share - income from continuing operations	$0.23	$0.33	$0.46	$0.55
Basic earnings per share - discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Basic earnings per share - net income attributable to Rick's shareholders	$0.22	$0.29	$0.44	$0.50
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,204	$3,231	$4,434	$5,524
Adustment. to net earnings from assumed conversion of debentures (1)	-	227	-	-
Adjusted income from continuing operations	2,204	3,458	4,434	5,524
Discontinued operations	(87)	(308)	(133)	(526)
Adjusted net income attributable to Rick's shareholders	$2,117	$3,150	$4,301	$4,998

Average number of common shares outstanding:
Common shares outstanding	9,720	9,937	9,703	9,990
Potential dilutive shares resulting from exercise of warrants and options (2)	11	25	7	14
Potential dilutive shares resulting from conversion of debentures (3)	-	809	-	-
Total average number of common shares outstanding used for dilution	9,731	10,771	9,710	10,004

Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.23	$0.32	$0.46	$0.55
Diluted earnings per share - discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.22	$0.29	$0.44	$0.50

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2012 and 2011 totaling $5.4 million and $8.3 million, respectively, were convertible into common stock at a price of $10.00 and $10.25 per share in 2012 and $10.25 to $12.00 per share in 2011. Potential dilutive shares of 526,393 and zero for the three months ended March 31, 2012 and 2011, respectively, and 526,393 and 809,280 for the six months ended March 31, 2012 and 2011, respectively, have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

9.	ACQUISITIONS

Fiscal 2012

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

Our wholly owned subsidiaries, RCI Dining Services (Stemmons), Inc. (“RCI Stemmons”), RCI Dining Services (Inwood), Inc. (“RCI Inwood”) and RCI Dining Services (Stemmons 2), Inc. (“RCI Dining”) entered into a Stock Purchase Agreement (the “Prior Agreement”) with Mr. Thanasi Mantas, Green Star, Inc. (“Green Star”), Fine Dining Club, Inc. (“Fine Dining”), Blue Star Entertainment Inc. (“Blue Star”), Adelphi Group Ltd. (“Adelphi”) and PNYX Limited Partnership (“PNYX”). The Prior Agreement was amended on December 28, 2011. On January 11, 2012, (i) Green Star, Fine Dining, Mr. Mantas, Adelphi, PNYX, RCI Stemmons, RCI Dining and RCI Holdings, Inc., our wholly owned subsidiary (“RCI Holdings”), entered into a new Stock Purchase Agreement (the “Silver City Purchase Agreement”) and (ii) Blue Star, Mr. Mantas, PNYX, RCI Inwood and RCI Holdings entered into a separate Stock Purchase Agreement (the “Blue Star Purchase Agreement”), which was subsequently terminated. The entry into the Silver City Purchase Agreement and the Blue Star Purchase Agreement terminated the Prior Agreement, as amended.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

9.	ACQUISITIONS - continued

At closing of the Silver City Purchase Agreement transactions, Mr. Mantas entered into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties (excepting the property located at 1449 Inwood Road, Dallas, Texas 75247).

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$7,502
Equipment and furniture	130
Noncompete	100
Inventory and other current assets	47
Goodwill	427
SOB licenses	1,221
Deferred taxes	(427)
Net assets	$9,000

The allocation of fair values are preliminary amounts and are subject to change in the future during the measurement period.

The Company incurred approximately $76,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of these entities are included in the Company’s consolidated results of operations since January 17, 2012. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $2,000,000 cash and $3,500,000 in the form of an 8% promissory note that is payable over 10 years. The Fort Worth property represents the land for Cabaret East, one of our clubs and the Dallas property represents the land at another gentlemen’s club. This transaction closed on January 13, 2012.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

10.	INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Computed expected tax expense	$1,153	$1,651	$2,340	$2,836

State income taxes	35	29	70	59
Stock option disqualifying dispositions and other permanent differences	(54)	(107)	(68)	(186)
Total income tax expense	$1,134	$1,573	$2,342	$2,709

Included in the Company’s deferred tax liabilities at March 31, 2012 is approximately $15.1 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012.    The case will now resume in the District Court in Travis County on the remaining issues raised by the TEA that were not previously decided by the trial court. The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, the Company will continue to accrue and expense the potential tax liability on our consolidated financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES - continued

The Company paid the tax for the first five quarters and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of March 31, 2012, the Company has approximately $8.4 million in accrued liabilities for this tax.  Patron tax expense amounted to $1.5 million for each of the six months ended March 31, 2012 and 2011.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

In September 2011, the Company and its CEO were sued in District Court in Travis County Texas by a shareholder for damages as a result of the plaintiff’s alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner. On March 21, 2012, the Company agreed to a settlement in the case. The terms of the settlement provide for the payment of $2,650,000 to the plaintiff and a full and complete release of the Company and the Company’s CEO. The settlement amount will be paid with approximately $850,000 in insurance proceeds and a cash payment from the Company of approximately $1.8 million. No admission of liability was made by the Company. The parties completed the settlement documents and an Order of Dismissal was entered into on April 19, 2012. The $1.8 million has been expensed in the quarter ended March 31, 2012.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES - continued

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. In October 2011, we filed a declaratory judgment action in U.S. District Court for the Southern District of Texas (Houston division) against our general liability insurance carrier to provide coverage for these two TCPA cases. On January 24, 2012, the presiding judge issued an order dismissing the case against our carrier. Therefore, there is no insurance coverage for this case. The Company denies any liability in this matter and is vigorously defending the allegations.

The Company has been a defendant in a federal court, pending since March 30, 2009, in the southern district of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. Discovery is ongoing. The Company denies any liability in this matter and is vigorously defending the allegations.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The Company has updated references to GAAP in this Form 10-Q to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $3.5 million and $3.0 million for the six months ended March 31, 2012 and 2011, respectively.

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

The stock option compensation costs recognized for the quarters ended March 31, 2012 and 2011 were $12,381 and zero, respectively, and were $20,635 and zero, respectively, for the six months then ended. There were no stock options grants nor exercises for the quarters ended March 31, 2012 and 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

For the three months ended March 31, 2012, we had consolidated total revenues of $25.4 million compared to consolidated total revenues of $21.6 million for the three months ended March 31, 2011, an increase of $3.8 million or 17.8%. The increase in total revenues was primarily attributable to clubs acquired during the last year and an increase in same-store sales. Total revenues for same-location-same-period of club operations increased to $22.6 million for the three months ended March 31, 2012 from $21.0 million for the same period ended March 31, 2011. This increase is principally due to our pricing plans and our marketing programs which increased customer count. The increase in percentage of alcoholic beverage sales and decrease in percentage of service revenues is due to the addition of the Silver City acquisition and conversion of Rick’s Cabaret DFW Airport to a liquor establishment in 2012.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2012 and 2011 with percentages compared to total revenue:

(in thousands)	2012	%	2011	%

Sales of alcoholic beverages	$10,406	40.9%	$8,405	38.9%
Sales of food and merchandise	2,335	9.2%	1,879	8.7%
Service Revenues	11,281	44.4%	10,076	46.7%
Internet Revenues	100	0.4%	120	0.6%
Media	176	0.7%	192	0.9%
Other	1,116	4.4%	907	4.2%
Total Revenues	25,414	100.0%	21,579	100.0%

Cost of Goods Sold	3,390	13.3%	2,665	12.3%
Salaries & Wages	5,204	20.5%	4,460	20.7%
Stock-based Compensation	12	0.0%	-	0.0%
Taxes and permits	3,953	15.6%	3,306	15.3%
Charge card fees	373	1.5%	321	1.5%
Rent	721	2.8%	773	3.6%
Legal & professional	741	2.9%	472	2.2%
Advertising and marketing	1,040	4.1%	842	3.9%
Insurance	347	1.4%	280	1.3%
Utilities	406	1.6%	380	1.8%
Depreciation and amortization	1,190	4.7%	949	4.4%
Settlement of lawsuit	1,831	7.2%	-	0.0%
Other	1,750	6.9%	1,541	7.1%

Total operating expenses	20,958	82.5%	15,989	74.1%
Operating income	4,456	17.5%	5,590	25.9%

Interest income	1	0.0%	44	0.2%
Interest expense	(1,106)	-4.4%	(1,110)	-5.1%
Gain (loss) on change in fair value of derivative instruments	40	0.2%	333	1.5%
Income from continuing operations before income taxes	$3,391	13.3%	$4,857	22.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. Media cost of goods amounted to 38.1% and 29.8% for the quarters ended March 31, 2012 and 2011, respectively. The cost of goods sold for the club operations for the three months ended March 31, 2012 was 13.3% compared to 12.3% for the three months ended March 31, 2011. The cost of goods sold from our internet operations for the three months ended March 31, 2012 was 0.3% compared to 2.2% for the three months ended March 31, 2011. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2012 was 13.0%, compared to 12.4% for the same period ended March 31, 2011. The increase in the cost of goods for 2012 is principally a result of higher-end (“bottle sales”) revenues during 2012 which carry a lower gross margin.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2011. Payroll for same-location-same-period of club operations was $3.8 million compared to $3.6 million for the three months ended March 31, 2012 and 2011, respectively. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense and its percentage to revenues is due to the Company purchasing property in its recent club acquisitions and due to the purchase of the property at an existing club in January 2012.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2012, along with approximately $84,000 in legal costs related to the two acquisitions closed in the six months ended March 31, 2012.

The settlement of lawsuit expense is explained in the Commitments and Contingencies note to the consolidated financial statements.

The decrease in interest expense as a percentage of revenues was attributable to our continuing reduction of principal balances.

Income taxes, as a percentage of income before taxes was 33.4% and 32.3% for the quarters ended March 31, 2012 and 2011, respectively.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.2 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively.

Our Media Division lost approximately $84,000 before income taxes for the quarter ended March 31, 2012 compared to a loss of approximately $47,000 in the 2011 quarter. This division derives a large percentage of its revenue and profits in the last fiscal quarter of the year, during its annual Expo convention. As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Our “operating margin”, the percentage of operating income to total revenues, was 17.5% and 25.9% for the quarters ended March 31, 2012 and 2011, respectively. The 2012 quarter was dramatically affected by the settlement of lawsuit of $1.8 million. Without that expense, the 2012 quarter operating margin would have been 24.7%.

Adjusted EBITDA for the three months ended March 31, 2012 and 2011 was $5.6 million and $6.9 million, respectively.

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

(in thousands)	2012	2011
Income from continuing operations	$2,257	$3,284
Net income from noncontrolling interests	(53)	(53)
Income taxes	1,134	1,573
Interest expense	1,106	1,110
Depreciation and amortization	1,190	949
Adjusted EBITDA	$5,634	$6,863

Without the settlement of lawsuit in 2012, EBITDA would have been $7.5 million.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

For the six months ended March 31, 2012, we had consolidated total revenues of $47.4 million compared to consolidated total revenues of $41.2 million for the six months ended March 31, 2011, an increase of $6.2 million or 15.0%. The increase in total revenues was primarily attributable to new club acquisitions and an increase in total revenues for same-location-same-period of club continuing operations of $2.9 million to $43.2 million for the six months ended March 31, 2012 from $40.3 million for the same period ended March 31, 2011. This increase is principally due to our pricing plans and our marketing programs which increased customer count. The increase in percentage of alcoholic beverage sales and decrease in service revenues is due to the addition of the Silver City acquisition and conversion of Rick’s Cabaret DFW Airport to a liquor establishment in 2012.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2012 and 2011 with percentages compared to total revenue:

(in thousands)	2012	%	2011	%

Sales of alcoholic beverages	$19,322	40.7%	$16,163	39.2%
Sales of food and merchandise	4,333	9.1%	3,578	8.7%
Service Revenues	21,167	44.6%	19,084	46.3%
Internet Revenues	201	0.4%	245	0.6%
Media	359	0.8%	409	1.0%
Other	2,050	4.3%	1,768	4.3%
Total Revenues	47,432	100.0%	41,247	100.0%

Cost of Goods Sold	6,322	13.3%	5,083	12.3%
Salaries & Wages	10,130	21.4%	8,821	21.4%
Stock-based Compensation	21	0.0%	-	0.0%
Taxes and permits	7,404	15.6%	6,221	15.1%
Charge card fees	681	1.4%	642	1.6%
Rent	1,424	3.0%	1,549	3.8%
Legal & professional	1,441	3.0%	912	2.2%
Advertising and marketing	2,035	4.3%	1,813	4.4%
Insurance	638	1.3%	549	1.3%
Utilities	807	1.7%	745	1.8%
Depreciation and amortization	2,310	4.9%	1,854	4.5%
Settlement of lawsuit	1,831	3.9%	-	0.0%
Other	3,568	7.5%	3,021	7.3%

Total operating expenses	38,612	81.4%	31,210	75.7%
Operating income	8,820	18.6%	10,037	24.3%

Interest income	3	0.0%	56	0.1%
Interest expense	(2,079)	-4.4%	(2,234)	-5.4%
Gain (loss) on change in fair value of derivative instruments	138	0.3%	481	1.2%
Income from continuing operations before income taxes	$6,882	14.5%	$8,340	20.2%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. Media cost of goods amounted to 32.7% and 26.4% for the six months ended March 31, 2012 and 2009, respectively. The cost of goods sold for the club operations for the six months ended March 31, 2012 was 13.2% compared to 12.3% for the six months ended March 31, 2011. The cost of goods sold from our internet operations for the six months ended March 31, 2012 was 1.2% compared to 2.2% for the six months ended March 31, 2011. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2012 was 13.1%, compared to 12.3% for the same period ended March 31, 2011. The increase in the cost of goods for 2012 is principally a result of higher-end (“bottle sales”) revenues during 2012 which carry less gross margin.

Payroll for same-location-same-period of club operations increased to $7.5 million for the six months ended March 31, 2012 from $7.2 million for the same period ended March 31, 2011. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense and its percentage to revenues is due to the Company purchasing property in its recent club acquisitions and due to the purchase of the property at an existing club in January 2012.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2012.

The increase in depreciation is principally due to the new clubs acquired.

The decrease in interest expense as a percentage of revenues was attributable to our continuing reduction of principal balances.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock.

Income taxes, as a percentage of income before taxes was 34.0% and 32.5% for the six months ended March 31, 2012 and 2011, respectively.

The decrease in net income was primarily due to the settlement of lawsuit in 2012. Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $13.1 million for the six months ended March 31, 2012 from $11.8 million for same period ended March 31, 2011, or by 11.8%.

Our Media Division lost approximately $173,000 before income taxes for the six months ended March 31, 2012 compared to a loss of approximately $123,000 in the six months ended March 31, 2011. This division derives a large percentage of its revenue and profits in the last fiscal quarter of the year, during its annual Expo convention. As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Our “operating margin”, the percentage of operating income to total revenues, was 18.6% and 24.3% for the six months ended March 31, 2012 and 2011, respectively. The 2012 period was dramatically affected by the settlement of lawsuit of $1.8 million. Without that expense, the 2012 period operating margin would have been 22.5%.

Adjusted EBITDA for the six months ended March 31, 2012 and 2011 was $11.2 million and $12.3 million, respectively.

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

(in thousands)	2012	2011
Income from continuing operations	$4,540	$5,631
Net income from noncontrolling interests	(106)	(107)
Income taxes	2,342	2,709
Interest expense	2,079	2,234
Depreciation and amortization	2,310	1,854
Adjusted EBITDA	$11,165	$12,321

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At March 31, 2012, we had working capital (deficit) of approximately $(1.9 million) compared to approximately $2.0 million at September 30, 2011. The decrease is principally due to the purchase of two nightclubs and other property and equipment amounting to $6.2 million during the six months ended March 31, 2012, payments on long-term debt, purchase of put options and related derivatives during the period and the accrual of the lawsuit settlement of $1.8 million.

Net cash provided by operating activities in the six months ended March 31, 2012 was $12.0 million compared to $8.5 million for the six months ended March 31, 2011. The increase in cash provided by operating activities was primarily due to the increase in accruals for the six months ended March 31, 2012.

We used $6.2 million of cash in investing activities during the six months ended March 31, 2012 compared to $5.1 million during the six months ended March 31, 2011. The increase was principally due to the acquisition of property and equipment, including real estate in 2012. Cash of $3.8 million was used by financing activities during the six months ended March 31, 2012 compared to $4.6 million cash used during the six months ended March 31, 2011. The decrease was primarily due to the $900,000 exercise of warrants in 2012.

Following is a reconciliation of our additions to property and equipment for the six months ended March 31, 2012 and 2011:

	Six Months Ended
(in thousands)	March 31,
	2012	2011
Acquisition of real estate	$5,900	$2,426
Purchase of aircraft	3,218	-
Capital expenditures funded by debt	(6,236)	-
New capital expenditure in new clubs	333	-
Maintenance capital expenditures	1,534	1,054

Total capital expenditures in consolidated statement of cash flows	$4,749	$3,480

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

In April 2011, we settled certain cross-litigation with the former sellers of the Las Vegas club. As a result of the settlement, the Company paid the sellers approximately $1.6 million in cash as full settlement of its obligation under a debt instrument with a remaining principal and interest balance at the time of $2.5 million. The Company recorded a gain of approximately $900,000 in April 2011 as a result of the settlement. In addition, the Company and the sellers agreed to cancel the Lock-up/Leak-out Agreement and the Company’s obligation to purchase from the sellers any of the remaining 70,000 shares which the sellers hold. This resulted in the Company transferring $1.4 million from Temporary Equity to Permanent Equity in April 2011. The following disclosures do not include these 70,000 shares.

The maximum obligation that could be owed if our stock were valued at zero is $1.6 million at March 31, 2012. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect. The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on March 31, 2012 of $9.33 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at March 31, 2012.)

For the Year Ended September 30:	(in thousands)
2012	$879
2013	124
Total	$1,003

Each $1.00 per share movement of our stock price has an aggregate effect of $69,000 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock in the open market. During the six months ended March 31, 2012 and 2011, 27,240 ($175,613) and zero shares, respectively, were purchased under this program.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after careful market research, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, as is the case with the acquisitions of the clubs in Austin, Dallas and Fort Worth, Texas, Miami Gardens, Florida, Philadelphia, Pennsylvania, Indianapolis, Indiana and Minneapolis, Minnesota, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to acquire real estate in connection with club operations, although some clubs may be in leased premises, and/or (f) to enter into licensing agreements in strategic locations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We have paid the tax under protest during all four quarters of 2008 and the first quarter of 2009 and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but awe are accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, we accrued the fee, but did not pay the State.  As of March 31, 2012, we have approximately $8.4 million in accrued liabilities for this tax.  Patron tax expense amounted to $826,000 and 796,000 for the three months ended March 31, 2012 and 2011, respectively.  We have paid more than $2 million to the State of Texas since the inception of the tax. Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, our current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

In September 2011, the Company and its CEO were sued in District Court in Travis County Texas by a shareholder for damages as a result of the plaintiff’s alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner. On March 21, 2012, the Company agreed to a settlement in the case. The terms of the settlement provide for the payment of $2,650,000 to the plaintiff and a full and complete release of the Company and the Company’s CEO. The settlement amount will be paid with approximately $850,000 in insurance proceeds and a cash payment from the Company of approximately $1.8 million. No admission of liability was made by the Company. The parties completed the settlement documents and an Order of Dismissal was entered into on April 19, 2012. The $1.8 million has been expensed in the quarter ended March 31, 2012.

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. In October 2011, we filed a declaratory judgment action in U.S. District Court for the Southern District of Texas (Houston division) against our general liability insurance carrier to provide coverage for these two TCPA cases. On January 24, 2012, the presiding judge issued an order dismissing the case against our carrier. Therefore, there is no insurance coverage for this case. The Company denies any liability in this matter and is vigorously defending the allegations.

The Company has been a defendant in a federal court, pending since March 30, 2009, in the southern district of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. Discovery is ongoing. The Company denies any liability in this matter and is vigorously defending the allegations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended March 31, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we purchased 33,000 shares of common stock from put option holders at prices ranging from $8.29 to $10.04 per share. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 31, 2012	11,000	$8.29	-	$2,890,057
February 28, 2012	11,000	$10.04	-	$2,890,057
March 31, 2012	11,000	$9.37	-	$2,890,057
Total for the three months ended March 31, 2012	33,000	$9.23	-	$2,890,057

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 10, 2012	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2012	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

