Form 10-Q
period 2012-06-30
RICKS CABARET INTERNATIONAL INC
filed 2012-08-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐  No ☒

As of August 2, 2012, 9,675,748 shares of the registrant’s Common Stock were outstanding.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	June 30, 2012	September 30, 2011
Assets	(UNAUDITED)
Current assets:
Cash and cash equivalents	$9,652	$9,698
Accounts receivable:
Trade, net	1,455	779
Other, net	491	1,161
Marketable securities	1,041	515
Inventories	1,441	1,174
Deferred tax asset	3,483	5,195
Prepaid expenses and other current assets	1,514	1,025
Assets of discontinued operations	78	112
Total current assets	19,155	19,659

Property and equipment, net	79,818	65,892

Other assets:
Goodwill and indefinite lived intangibles, net	67,737	65,642
Definite lived intangibles, net	846	1,091
Other	1,819	1,093
Total other assets	70,402	67,826

Total assets	$169,375	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	June 30, 2012	September 30, 2011
Liabilities and Stockholders' Equity	(UNAUDITED)
Current liabilities:
Accounts payable	$1,087	$1,215
Accrued liabilities	4,292	2,766
Texas patron tax liability	9,095	6,830
Current portion of derivative liabilities	252	1,209
Current portion of long-term debt	6,121	5,494
Liabilities of discontinued operations	152	177
Total current liabilities	20,999	17,691

Deferred tax liability	23,192	23,033
Other long-term liabilities	821	785
Long-term debt	37,364	30,060
Total liabilities	82,376	71,569

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 24 and 66 shares, respectively	551	1,586

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,646 and 9,604 shares issued and outstanding, respectively	97	96
Additional paid-in capital	61,522	61,446
Accumulated other comprehensive income	36	10
Retained earnings	21,487	15,361
Total Rick’s permanent stockholders’ equity	83,142	76,913
Noncontrolling interests	3,306	3,309
Total permanent stockholders’ equity	86,448	80,222

Total liabilities and stockholders’ equity	$169,375	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,

	2012	2011	2012	2011
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$9,711	$8,149	$29,033	$24,312
Sales of food and merchandise	2,286	1,891	6,619	5,469
Service revenues	10,576	9,553	31,743	28,637
Internet revenues	97	113	298	359
Media revenues	137	176	496	585
Other	1,114	911	3,164	2,678
Total revenues	23,921	20,793	71,353	62,040

Operating expenses:
Cost of goods sold	3,279	2,710	9,601	7,793
Salaries and wages	5,299	4,683	15,428	13,503
Stock compensation	12	-	33	-
Other general and administrative:
Taxes and permits	3,618	3,096	11,018	9,316
Charge card fees	361	405	1,042	1,047
Rent	726	756	2,150	2,305
Legal and professional	992	635	2,433	1,547
Advertising and marketing	959	838	2,994	2,651
Insurance	387	300	1,027	849
Utilities	454	394	1,264	1,140
Depreciation and amortization	1,398	970	3,708	2,825
Settlement of lawsuits	200	-	2,031	-
Loss on sale of assets	332	-	332	-
Other	1,867	1,626	5,432	4,646
Total operating expenses	19,884	16,413	58,493	47,622
Operating income	4,037	4,380	12,860	14,418

Other income (expense):
Interest income and other	(2)	2	2	57
Interest expense	(1,098)	(1,033)	(3,178)	(3,170)
Gain on settlement of debt	-	903	-	903
Gain (loss) on change in fair value of derivative instruments	(17)	(216)	120	266
Income from continuing operations before income taxes	2,920	4,036	9,804	12,474
Income taxes	1,022	1,507	3,366	4,250
Income from continuing operations	1,898	2,529	6,438	8,224
Loss from discontinued operations, net of income taxes	(22)	(1,588)	(155)	(2,179)
Net income	1,876	941	6,283	6,045
Less: net income attributable to noncontrolling interests	(53)	(53)	(159)	(159)
Net income attributable to Rick’s Cabaret International, Inc.	$1,823	$888	$6,124	$5,886

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.19	$0.25	$0.65	$0.81
Loss from discontinued operations	$(0.00)	$(0.16)	$(0.02)	$(0.22)
Net income	$0.19	$0.09	$0.63	$0.59
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.19	$0.25	$0.65	$0.81
Loss from discontinued operations	$(0.00)	$(0.16)	$(0.02)	$(0.22)
Net income	$0.19	$0.09	$0.63	$0.59
Weighted average number of common shares outstanding:
Basic	9,725	9,924	9,710	9,968
Diluted	9,731	9,941	9,717	9,983

Comprehensive income for the three months ended June 30, 2012 and 2011 was $1,832 and $903, and for the nine months was $6,150 and $5,880, respectively. This includes the changes in available-for-sale securities and net income.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	FOR THE NINE MONTHS
	ENDED JUNE 30,
	2012	2011
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,283	$6,045
Loss from discontinued operations, net of income taxes	155	2,179
Income from continuing operations	6,438	8,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,708	2,825
Deferred taxes	1,330	5,128
Loss on sale of assets	332	-
Amortization of note discount	109	109
Gain on settlement of debt	-	(903)
Deferred rents	37	49
Gain on change in fair value of derivative instruments	(120)	(266)
Stock compensation expense	33	-
Changes in operating assets and liabilities:
Accounts receivable	6	(3,097)
Inventories	(231)	(76)
Prepaid expenses and other assets	(1,138)	(592)
Accounts payable and accrued liabilities	3,775	1,054
Cash provided by operating activities of continuing operations	14,279	12,455
Cash provided by (used in) operating activities of discontinued operations	(145)	1,297
Net cash provided by operating activities	14,134	13,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,245	-
Purchase of marketable securities	(500)	(505)
Additions to property and equipment	(5,089)	(7,092)
Acquisition of businesses, net of cash acquired	(1,434)	(1,967)
Additions to notes receivable	-	(2,000)
Cash used in investing activities of continuing operations	(5,778)	(11,564)
Cash used in investing activities of discontinued operations	-	(21)
Net cash used in investing activities	(5,778)	(11,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments related to put options	(1,491)	(1,509)
Exercise of stock options and warrants	1,040	189
Payments on long-term debt	(6,413)	(4,795)
Purchase of treasury stock	(1,376)	(2,138)
Distribution to noncontrolling interests	(162)	(162)
Cash used in financing activities of continuing operations	(8,402)	(8,415)

NET DECREASE IN CASH	(46)	(6,248)
CASH AT BEGINNING OF PERIOD	$9,698	$18,599
CASH AT END OF PERIOD	$9,652	$12,351
CASH PAID DURING PERIOD FOR:
Interest	$2,865	$2,675
Income taxes	$1,592	$2,361

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2012, the Company utilized $8 million in seller-financed long-term debt in a business acquisition and utilized $6.2 million in seller-financed long-term debt in the purchase of real estate and aircraft.

During the nine months ended June 30, 2012, the Company purchased and retired 172,415 common treasury shares. The cost of these shares was $1,377,382.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2011 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

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

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain accounting principles and disclosures which are new since September 30, 2011.

Marketable Securities

Marketable securities at June 30, 2012 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of June 30, 2012, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss within the permanent stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs -- quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the nine month periods ended June 30, 2012 or 2011.  Marketable securities held at June 30, 2012 have a cost basis of approximately $1,005,056.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

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

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders and an amendment to the 2010 Plan increasing the number of shares to 800,000 was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

The compensation costs recognized for the three months ended June 30, 2012 and 2011 were $12,381 and zero, respectively, and were $33,019 and zero for the nine months then ended, respectively. There were zero and 25,000 stock option exercises for the nine months ended June 30, 2012 and 2011, respectively. There were no stock option grants for the nine month period ended June 30, 2011. On June 27, 2012, the Company issued 100,000 options to the Company’s directors. These options become exercisable in June 2013, have a strike price of $8.78 per share and expire in June 2014.  The fair value of these options were estimated to be $160,488 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.31%

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

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

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2012:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	520	$10.04
Granted	100	$8.78
Forfeited	(5)	$7.15
Exercised	-	-
Outstanding as of June 30, 2012	615	$9.83	0.58	$0
Options exercisable as of June 30, 2012	485	$10.21	0.25	$0

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2012 and 2011:

(in thousands)	2012		2011
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$42,092	$23,550	$41,145	$20,693
Intangibles acquired	1,603	-	1,151	717
Other	-	492		-
Ending balance	$43,695	$24,042	$42,296	$21,410

6. SEGMENT INFORMATION

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Business segment sales:
Night clubs	$23,687	$20,504	$70,559	$61,096
Media	137	176	496	585
Internet websites	97	113	298	359
	$23,921	$20,793	$71,353	$62,040

Business segment operating income:
Night clubs	$5,230	$5,121	$17,021	$16,598
Media	(125)	(113)	(298)	(235)
Internet websites	(53)	(25)	(124)	(49)
General corporate	(1,015)	(603)	(3,739)	(1,896)
	$4,037	$4,380	$12,860	$14,418

Business segment capital expenditures:
Night clubs	221	3,586	15,229	6,943
Other	5	3	7	4
General corporate	103	11	3,670	145
	$329	$3,600	$18,906	$7,092

Business segment depreciation and amortization:
Night clubs	$1,214	$868	$3,291	$2,533
Media	5	5	16	15
Internet websites	1	1	3	3
General corporate	178	96	398	274
	$1,398	$970	$3,708	$2,825

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

6. SEGMENT INFORMATION - continued

	June 30,	September 30,
Business segment assets:	2012	2011
Night clubs	$143,994	$125,426
Media	931	773
Internet websites	117	107
Discontinued operations	78	112
General corporate	24,255	26,959
	$169,375	$153,377

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

7. COMMON STOCK

During the nine months ended June 30, 2012, the Company issued 118,856 shares for warrants exercised in the amount of $1.0 million.

During the nine months ended June 30, 2012, the Company purchased and retired 172,415 shares of Company’s common stock for its treasury at an aggregate cost of $1.4 million.

During the nine months ended June 30, 2011, the Company issued 26,320 shares of the Company’s common stock for debt aggregating $269,780.

During the nine months ended June 30, 2011, the Company purchased and retired 264,140 shares of the Company’s common stock for its treasury at an aggregate cost of $2.1 million.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

8. EARNINGS PER SHARE (“EPS”)

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the

Company’s earnings (as adjusted for interest expense) that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$1,845	$2,476	$6,279	$8,065
Loss from discontinued operations, net of income taxes	(22)	(1,588)	(155)	(2,179)
Net income attributable to Rick's shareholders	$1,823	$888	$6,124	$5,886
Average number of common shares outstanding	9,725	9,924	9,710	9,968
Basic earnings per share - income from continuing operations	$0.19	$0.25	$0.65	$0.81
Basic earnings per share - discontinued operations	$(0.00)	$(0.16)	$(0.02)	$(0.22)
Basic earnings per share - net income attributable to Rick's shareholders	$0.19	$0.09	$0.63	$0.59
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$1,845	$2,476	$6,279	$8,065
Adustment. to net earnings from assumed conversion of debentures (1)	-	-	-	-
Adjusted income from continuing operations	1,845	2,476	6,279	8,065
Discontinued operations	(22)	(1,588)	(155)	(2,179)
Adjusted net income attributable to Rick's shareholders	$1,823	$888	$6,124	$5,886

Average number of common shares outstanding:
Common shares outstanding	9,725	9,924	9,710	9,968
Potential dilutive shares resulting from exercise of warrants and options (2)	6	17	7	15
Potential dilutive shares resulting from conversion of debentures (3)	-	-	-	-
Total average number of common shares outstanding used for dilution	9,731	9,941	9,717	9,983

Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.19	$0.25	$0.65	$0.81
Diluted earnings per share - discontinued operations	$(0.00)	$(0.16)	$(0.02)	$(0.22)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.19	$0.09	$0.63	$0.59

* EPS may not foot due to rounding.

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2012 and 2011 totaling approximately $4.4 million and $7.4 million, respectively, were convertible into common stock at a price of $10.00 and $10.25 per share in 2012 and $10.25 in 2011. Potential dilutive shares of 433,533 and 719,056 for the three and nine months ended June 30, 2012 and 2011, respectively, have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

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

Green Star owns and operates an adult entertainment cabaret known as “Silver City Cabaret,” located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Mr. Mantas owned 100% of the stock of Green Star and Fine Dining. Pursuant to the Silver City Purchase Agreement, Mr. Mantas agreed to sell (i) all the stock of Green Star to RCI Stemmons for the purchase price of $1,400,000 in the form of a promissory note and (ii) all the stock of Fine Dining to RCI Fine Dining for the purchase price of $100,000 in the form of a promissory note. Each of the promissory notes are payable over 11 years and have an adjustable interest rate of 5.5%. This transaction closed on January 17, 2012.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

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

Fiscal 2011

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

9. ACQUISITIONS - continued

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

9. ACQUISITIONS - continued

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

10. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and nine months ended June 30, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Computed expected tax expense	$993	$1,372	$3,333	$4,241
State income taxes	70	29	105	59
Stock option disqualifying dispositions and other permanent differences	(41)	106	(72)	(50)
Total income tax expense	$1,022	$1,507	$3,366	$4,250

Included in the Company’s deferred tax liabilities at June 30, 2012 is approximately $15.1 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued in interest expense and penalties in operating expenses. During the nine months ended June 30, 2012 and 2011, the Company recognized approximately $16,000 and $34,000, respectively, in penalties. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – continued

The TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. On June 28, 2012, the District Court in Travis County held a hearing on TEA Texas Constitutional claims.  On July 9, 2012, the District Court entered an order finding that the tax was a constitutional occupations tax.  The Court denied the remainder of TEA’s constitutional claims.  TEA will appeal this decision of the District Court to the Third Court of Appeals. The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, the Company will continue to accrue and expense the potential tax liability on our consolidated financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

The Company paid the tax for the first five quarters and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, the Company accrued the fee, but did not pay the State.  As of June 30, 2012, the Company has approximately $9.1 million in accrued liabilities for this tax.  Patron tax expense amounted to $2.3 and $2.2 million for the nine months ended June 30, 2012 and 2011, respectively.  The Company has paid more than $2 million to the State of Texas since the inception of the tax. The Company’s Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, the Company’s current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – continued

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. One of the cases was settled in June 2012 for $200,000 and this amount is included in the accompanying statement of income as settlement of lawsuits. The settlement for the other case has been presented to the judge in the case, who is expected to rule in late August 2012. The amount the Company will ultimately have to pay in this case is unknown, but the Company believes that it will be negligible.

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

13. SUBSEQUENT EVENTS

On July 2, 2012, the Company issued 655,000 options to certain Company employees. Of these options, 442,500 were exchanged for existing options which were to expire in September 2012. These new options become exercisable in July 2013, have a strike price of $8.35 per share and expire in July 2014.  The fair value of these options was estimated to be $856,626 at the date of grant using a Black- Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.30%

On August 3, 2012, our wholly owned subsidiary, Jaguars Acquisition, Inc. (“JAI”), entered into a Purchase Agreement (the “Purchase Agreement”) with Bryan S. Foster and 13 entities owned by him (the “Companies”), to acquire nine operating adult cabarets and two other licensed locations under development (collectively, the “Foster Clubs”). Ten of the clubs are located in Texas, including clubs in Tye (near Abilene), Lubbock (two clubs), Odessa (two clubs), El Paso, Harlingen, Longview, Edinburg and Beaumont, and one club is located in Phoenix, Arizona. The Purchase Agreement provides for JAI and its subsidiaries to acquire certain of the Companies and the assets of certain of the Companies, whereby all 11 of the Foster Clubs will be acquired. As consideration, JAI and its subsidiaries will pay to Foster and the Companies an aggregate consideration of $26,000,000, including $4,000,000 cash at closing and $22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note will bear interest at the rate of 9.5% per annum, be payable in 144 equal monthly installments and be secured by the assets purchased from the Companies. The Club Note is also subject to adjustment, whereby the principal amount of the promissory note will be reduced if a regulatory or administrative authority of Texas seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax.

In connection with the Purchase Agreement, our wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”) with 12 entities owned by Mr. Foster (collectively, the “Real Estate Sellers”). The Real Estate Sellers own the real estate where the Foster Clubs are located (collectively, the “Real Estate Properties”). The Real Estate Agreement provides for JHI to acquire the Real Estate Properties from the Real Estate Sellers for aggregate consideration of $10,000,000, including (i) $350,000 cash at closing of the Real Estate Agreement, (ii) $9,000,000 pursuant to a secured promissory note (the “Real Estate Note”), and (iii) 12 years from the date of closing, a one time payment of $650,000. The Real Estate Note will bear interest at the rate of 9.5% per annum, be payable in 144 equal monthly installments and be secured by the Real Estate Properties. Both the Real Estate Note and the Club Note will have cross-default provisions.

The closing of the transactions contemplated by the Purchase Agreement are to take place five business days after JAI and/or its subsidiaries have all necessary permits and authorizations which are needed to conduct an adult entertainment business at the club locations. The closing of the transactions contemplated by the Real Estate Agreement are to take place contemporaneously or as soon thereafter as possible.

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

Accounts and Notes Receivable

Trade accounts receivable for the nightclub operation is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made.  The media division’s accounts receivable is primarily comprised of receivables for advertising sales and Expo registration. The Company’s accounts receivable- other is comprised of employee advances and other miscellaneous receivables. The long-term portion of notes receivable are included in other assets in the accompanying consolidated balance sheets. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

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

Goodwill and Intangible Assets

FASB ASC 350, Intangibles – Goodwill and Other addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. All of the Company’s goodwill and intangible assets relate to the nightclub segment, except for $567,000 related to the media segment.  Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $5.1 million and $4.5 million for the nine months ended June 30, 2012 and 2011, respectively.

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

The stock option compensation costs recognized for the quarters ended June 30, 2012 and 2011 were $12,381 and zero, respectively, and were $33,016 and zero, respectively, for the nine months then ended. There were zero and 25,000 stock option exercises for the nine months ended June 30, 2012 and 2011, respectively. There were no stock option grants for the nine month period ended June 30, 2011. On June 27, 2012, the Company issued 100,000 options to the Company’s directors. These options become exercisable in June 2013, have a strike price of $8.78 per share and expire in June 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

For the three months ended June 30, 2012, we had consolidated total revenues of $23.9 million compared to consolidated total revenues of $20.8 million for the three months ended June 30, 2011, an increase of $3.1 million or 15.0%. The increase in total revenues was primarily attributable to the newly acquired club in Dallas along with strong results from Tootsie’s Cabaret in Miami and Club Onyx locations in Philadelphia and Charlotte. The Rick’s Cabaret at Dallas-Ft. Worth Airport, which was granted a license to serve alcohol earlier this year, reported a strong increase in sales compared with the same quarter last year, when it operated as a BYOB establishment. Sales at the Company’s other BYOB establishments, which operate under the XTC Cabaret brand, also increased. Total revenues for same-location-same-period of club operations increased by 5.0% to $21.3 million for the three months ended June 30, 2012 from $20.3 million for the same period ended June 30, 2011.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2012 and 2011 with percentages compared to total revenue:

(in thousands)	2012	%	2011	%

Sales of alcoholic beverages	$9,711	40.6%	$8,149	39.2%
Sales of food and merchandise	2,286	9.6%	1,891	9.1%
Service Revenues	10,576	44.2%	9,553	45.9%
Internet Revenues	97	0.4%	113	0.5%
Media	137	0.6%	176	0.8%
Other	1,114	4.7%	911	4.4%
Total Revenues	23,921	100.0%	20,793	100.0%

Cost of Goods Sold	3,279	13.7%	2,710	13.0%
Salaries & Wages	5,299	22.2%	4,683	22.5%
Stock-based Compensation	12	0.1%	-	0.0%
Taxes and permits	3,618	15.1%	3,096	14.9%
Charge card fees	361	1.5%	405	1.9%
Rent	726	3.0%	756	3.6%
Legal & professional	992	4.1%	635	3.1%
Advertising and marketing	959	4.0%	838	4.0%
Insurance	387	1.6%	300	1.4%
Utilities	454	1.9%	394	1.9%
Depreciation and amortization	1,398	5.8%	970	4.7%
Settlement of lawsuit	200	0.8%	-	0.0%
Loss on sale of assets	332	1.4%	-	0.0%
Other	1,867	7.8%	1,626	7.8%

Total operating expenses	19,884	83.1%	16,413	78.9%
Operating income	4,037	16.9%	4,380	21.1%

Interest income and other	(2)	0.0%	2	0.0%
Interest expense	(1,098)	-4.6%	(1,033)	-5.0%
Gain on settlement of debt	-	0.0%	903	4.3%
Gain (loss) on change in fair value of derivative instruments	(17)	-0.1%	(216)	-1.0%
Income from continuing operations before income taxes	$2,920	12.2%	$4,036	19.4%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. Media cost of goods amounted to 32.1% and 36.6% for the quarters ended June 30, 2012 and 2011, respectively. The cost of goods sold for the club operations for the three months ended June 30, 2012 was 13.7% compared to 12.9% for the three months ended June 30, 2011. The cost of goods sold from our internet operations for the three months ended June 30, 2012 was 2.1% compared to 2.0% for the three months ended June 30, 2011. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2012 was 13.5%, compared to 12.9% for the same period ended June 30, 2011. The principal reasons for the slight increase is due to more alcohol-selling clubs this year (Silver City and Rick’s DFW) and due to more discounting of beer in certain clubs in 2012.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs. Payroll for same-location-same-period of club operations was $4.0 million for the three months ended June 30, 2012 compared to $3.8 million for the three months ended June 30, 2011. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense as a percentage of revenues is due to the Company’s purchase of the real estate with its recent acquisitions.

The increase in legal and professional is due generally to the lawsuits mentioned in Commitments and Contingencies in Notes to Consolidated Financial Statements.

Also see Commitments and Contingencies in Notes to Consolidated Financial Statements for an explanation of the settlement of lawsuits.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The loss on sale of assets is the result of the sale of an aircraft.

Income taxes, as a percentage of income before taxes was 35.0% and 37.3% for the quarters ended June 30, 2012 and 2011, respectively due to the tax effect of the larger nondeductible loss on change in fair value of derivative instruments during 2011.

The loss on the change in fair value of derivative instruments is due to the falling price of the Company’s common stock in each quarter.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $5.5 million for each of the three months ended June 30, 2012 and 2011.

Our Media Division lost approximately $125,000 before income taxes for the quarter ended June 30, 2012 compared to a loss of approximately $113,000 in the 2011 quarter. As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Our “operating margin”, the percentage of operating income to total revenues, was 16.9% and 21.1% for the quarters ended June 30, 2012 and 2011, respectively. The 2012 quarter was affected by the settlement of lawsuit of $200,000 and the loss on sale of assets. Without those expenses, the 2012 quarter operating margin would have been 18.3%. Without the lawsuit settlement and the loss on sale of aircraft, net income would have been $2.2 million and diluted earnings per share would have been $0.22.

Adjusted EBITDA for the three months ended June 30, 2012 and 2011 was $5.4 million and $6.0 million, respectively.

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

(in thousands)	2012	2011
Income from continuing operations	$1,898	$2,529
Net income from noncontrolling interests	(53)	(53)
Income taxes	1,022	1,507
Interest expense	1,098	1,033
Depreciation and amortization	1,398	970
Adjusted EBITDA	$5,363	$5,986

Without the settlement of lawsuit and loss on sale of aircraft in 2012, EBITDA would have been $5.7 million.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2011

For the nine months ended June 30, 2012, we had consolidated total revenues of $71.3 million compared to consolidated total revenues of $62.0 million for the nine months ended June 30, 2011, an increase of $9.3 million or 15.0%. The increase in total revenues was primarily attributable to clubs acquired during last year along with positive results from the NBA Championship series in Miami and strong results from the Rick’s locations at DFW Airport and Austin, Onyx locations in Philadelphia and Charlotte and XTC Dallas. Total revenues for same-location-same-period of club continuing operations increased 5.8% to $63.8 million for the nine months ended June 30, 2012 from $60.3 million for the same period ended June 30, 2011.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2012 and 2011 with percentages compared to total revenue:

(in thousands)	2012	%	2011	%

Sales of alcoholic beverages	$29,033	40.7%	$24,312	39.2%
Sales of food and merchandise	6,619	9.3%	5,469	8.8%
Service Revenues	31,743	44.5%	28,637	46.2%
Internet Revenues	298	0.4%	359	0.6%
Media	496	0.7%	585	0.9%
Other	3,164	4.4%	2,678	4.3%
Total Revenues	71,353	100.0%	62,040	100.0%

Cost of Goods Sold	9,601	13.5%	7,793	12.6%
Salaries & Wages	15,428	21.6%	13,503	21.8%
Stock-based Compensation	33	0.0%	-	0.0%
Taxes and permits	11,018	15.4%	9,316	15.0%
Charge card fees	1,042	1.5%	1,047	1.7%
Rent	2,150	3.0%	2,305	3.7%
Legal & professional	2,433	3.4%	1,547	2.5%
Advertising and marketing	2,994	4.2%	2,651	4.3%
Insurance	1,027	1.4%	849	1.4%
Utilities	1,264	1.8%	1,140	1.8%
Depreciation and amortization	3,708	5.2%	2,825	4.6%
Settlement of lawsuit	2,031	2.8%	-	0.0%
Loss on sale of assets	332	0.5%	-	0.0%
Other	5,432	7.6%	4,646	7.5%

Total operating expenses	58,493	82.0%	47,622	76.8%
Operating income	12,860	18.0%	14,418	23.2%

Interest income	2	-0.0%	57	0.1%
Interest expense	(3,178)	-4.5%	(3,170)	-5.1%
Gain on settlement of debt	-	0.0%	903	1.5%
Gain (loss) on change in fair value of derivative instruments	120	0.2%	266	0.4%
Income from continuing operations before income taxes	$9,804	13.7%	$12,474	20.1%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. Media cost of goods amounted to 32.5% and 29.2% for the nine months ended June 30, 2012 and 2011, respectively. The cost of goods sold for the club operations for the nine months ended June 30, 2012 was 13.4% compared to 12.5% for the nine months ended June 30, 2011 The cost of goods sold from our internet operations for the nine months ended June 30, 2012 was 1.5% compared to 2.1% for the nine months ended June 30, 2011. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2012 was 13.2%, for the nine months ended June 30, 2012 compared to 12.5% for the nine months ended June 30, 2011. The principal reasons for the slight increase is due to more alcohol-selling clubs this year (Silver City and Rick’s DFW) and due to more discounting of beer in certain clubs in 2012.

Payroll for same-location-same-period of club operations increased to $11.3 million for the nine months ended June 30, 2012 from $10.9 million for the same period ended June 30, 2011. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense as a percentage of revenues is due to the Company’s purchase of the real estate with its recent acquisitions.

The increase in legal and professional is due generally to the lawsuits mentioned in Commitments and Contingencies in Notes to Consolidated Financial Statements.

Also see Commitments and Contingencies in Notes to Consolidated Financial Statements for an explanation of the settlement of lawsuits.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The loss on sale of assets is the result of the sale of an aircraft.

The gain on the change in fair value of derivative instruments is due to the rising price of the Company’s common stock over the nine months.

Income taxes, as a percentage of income before taxes was 34.3% and 34.1% for the nine months ended June 30, 2012 and 2009, respectively.

The gain on settlement of debt was the result of the settlement of certain cross-litigation with the former sellers of the Las Vegas club.

Our Media Division lost approximately $298,000 before income taxes for the nine months ended June 30, 2012 compared to a loss of approximately $235,000 in the nine months ended June 30, 2011. As the economy improves, we believe the Media Division will become profitable as we control costs and increase marketing revenues.

Our “operating margin”, the percentage of operating income to total revenues, was 18.0% and 23.2% for the nine months ended June 30, 2012 and 2011, respectively. The 2012 period was affected by the settlement of lawsuits of $2.0 million and loss on sale of assets. Without those expenses, the 2012 quarter operating margin would have been 20.2%. Without the lawsuit settlement and the loss on sale of aircraft, net income would have been $7.7 million and diluted earnings per share would have been $0.79.

Adjusted EBITDA for the nine months ended June 30, 2012 and 2011 was $16.5 million and $18.3 million, respectively.

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

(in thousands)	2012	2011
Income from continuing operations	$6,438	$8,224
Net income from noncontrolling interests	(159)	(159)
Income taxes	3,366	4,250
Interest expense	3,178	3,170
Depreciation and amortization	3,708	2,825
Adjusted EBITDA	$16,531	$18,310

Without the settlement of lawsuit and loss on sale of aircraft in 2012, EBITDA would have been $18.1 million.

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

Following is summarized information regarding these discontinued operations:

	Quarter Ended June 30,
(in thousands)	2012	2011
Loss from discontinued operations	$(32)	(247)
Loss on disposition	$-	(2,197)
Income tax - discontinued operations	10	856
Total loss from discontinued operations, net of tax	$(22)	$(1,588)

	Nine Months Ended June 30,
(in thousands)	2012	2011
Loss from discontinued operations	$(239)	(1,104)
Loss on disposition	$-	(2,249)
Income tax - discontinued operations	84	1,174
Total loss from discontinued operations, net of tax	$(155)	$(2,179)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	June 30,	September 30,
(in thousands)	2012	2011
Current assets	$27	$33
Property and equipment	49	76
Other assets	2	3
Current liabilities	(119)	(144)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(74)	$(65)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

At June 30, 2012, we had working capital deficit of approximately $1.8 million compared to working capital of approximately $2.0 million at September 30, 2011. The decrease is principally due to the purchase of 2 nightclubs and the real estate of another club aggregating $8.7 million during the nine months, payments on long-term debt and purchase of put options and related derivatives during the period.

Net cash provided by operating activities was $14.1 million and $13.8 for the nine months ended June 30, 2012 and 2011, respectively.

We used $5.8 million of cash in investing activities during the nine months ended June 30, 2012 compared to $11.6 million during the nine months ended June 30, 2011. The larger amount during the 2011 quarter was due to a larger amount of cash acquisitions of businesses and a $2 million note receivable. Cash of $8.4 million was used by financing activities during each of the nine months ended June 30, 2012 and 2011.

Following is a reconciliation of our additions to property and equipment for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended
(in thousands)	June 30,
	2012	2011
Acquisition of real estate	$5,900	$5,245
Purchase of aircraft	3,231	-
Capital expenditures funded by debt	(6,236)	-
New capital expenditure in new clubs	541	683
Maintenance capital expenditures	1,653	1,164
Total capital expenditures in consolidated statement of cash flows	$5,089	$7,092

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

The maximum obligation that could be owed if our stock were valued at zero is $938,000 at June 30, 2012. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect. The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Following is a schedule of the annual obligation (after the renegotiation) we would have if our stock price remains in the future at the closing market price on June 30, 2012 of $8.67 per share, of which there can be no assurance: (This includes the derivative financial instruments recognized in our balance sheet at June 30, 2012.)

For the Year Ended September 30:	(in thousands)
2012	$459
2013	137
Total	$596

Each $1.00 per share movement of our stock price has an aggregate effect of $39,450 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5,000,000 worth of our common stock in the open market. During the nine months ended June 30, 2012 and 2011, 76,865 shares and 49,340 shares, respectively, were purchased under this program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. On June 28, 2012, the District Court in Travis County held a hearing on TEA Texas Constitutional claims. On July 9, 2012, the District Court entered an order finding that the tax was a constitutional occupations tax. The Court denied the remainder of the TEA’s constitutional claims. TEA will appeal this decision of the District Court to the Third Court of Appeals.  We have not made any payments of these taxes since the first quarter of 2009 and plan not to make any such payments while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the decision is ultimately found in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

We have paid the tax under protest during all four quarters of 2008 and the first quarter of 2009 and expensed the tax in the consolidated financial statements, except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability.  For the subsequent quarters, as a result of the Third Court’s decision, we accrued the fee, but did not pay the State.  As of June 30, 2012, we have approximately $9.1 million in accrued liabilities for this tax.  Patron tax expense amounted to $826,000 and 796,000 for the three months ended June 30, 2012 and 2011, respectively.  We have paid more than $2 million to the State of Texas since the inception of the tax. Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax and demand repayment of the taxes. The courts have not yet addressed these additional claims.  If the State’s appeal ultimately fails or we are successful in the remaining litigation, our current amount paid under protest would be repaid or applied to future admission tax and other Texas state tax liabilities.

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. One of the cases was settled in June 2012 for $200,000 and this amount is included in the accompanying statement of income as settlement of lawsuits. The settlement for the other case has been presented to the judge in the case, who is expected to rule in late August 2012. The amount we will ultimately have to pay in this case is unknown, but the Company believes that it will be negligible.

We have been a defendant in a federal court, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. Discovery is ongoing. The Company denies any liability in this matter and is vigorously defending the allegations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended June 30, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2012, we granted an aggregate of 100,000 stock options to members of our Board of Directors as director compensation. All of the options (i) are exercisable on June 27, 2013, (ii) expire on June 27, 2014, and (iii) are exercisable into shares of our common stock at an exercise price of $8.78 per share. We granted the options under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The grant did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

During the three months ended June 30, 2012, we purchased 49,625 shares of common stock on the open market at an average price of $7.93 per share. During the three months ended June 30, 2012, we purchased 29,550 shares of common stock from put option holders at prices ranging from $7.65 to $9.50 per share. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 30, 2012	9,550	$9.50	-	$3,008,301
May 31, 2012	32,725	$8.42	-	$2,985,576
June 30, 2012	36,900	$7.84	-	$2,958,676
Total for the three months ended June 30, 2012	79,175	$8.28	-	$2,958,676

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

RICK'S CABARET INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2012	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

