Form 10-K
period 2012-09-30
RICKS CABARET INTERNATIONAL INC
filed 2012-12-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $62,683,144.

As of December 1, 2012, there were approximately 9,582,384 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are note limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Rick’s Cabaret International, Inc. and its subsidiaries, unless the context indicates otherwise.

2

PART I

Item 1. Business.

INTRODUCTION

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of December 1, 2012, we own and/or operate a total of thirty-four adult nightclubs that offer live adult entertainment, restaurant and bar operations. We also own a sexually oriented business license at one other location which will be opened in January 2013. The Company has one reportable segment, nightclubs.

SCHEDULE OF CLUBS

Name of Nightclub	Date Acquired
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick's Cabaret, Houston, TX	2000
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguar's Club, Odessa, TX	2012
Jaguar's Club, Phoenix, AZ	2012
Jaguar's Club, Lubbock, TX	2012
Jaguar's Club, Longview, TX	2012
Jaguar's Club, Abilene, TX	2012
Jaguar's Club, Edinburg, TX	2012
Jaguar's Club, El Paso, TX	2012
Jaguar's Club, Harlingen, TX	2012
Shotgun Willy's, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012

(1) To be opened in 2013.

The revenue size of our nightclubs for the year ended September 30, 2012 is as follows, excluding the 11 clubs acquired in mid-September 2012:

Revenue Tiers:	Number of Clubs
I - $10 Million to $25 Million	2
II - $4 Million to $10 Million	6
III - $0 to $4 Million	16

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

BUSINESS ACTIVITIES--NIGHTCLUBS

Prior to the opening of the first Rick's Cabaret in 1983 in Houston, Texas, the adult entertainment nightclub business was characterized by small establishments generally managed by their owner. Operating policies of these establishments were often lax, the sites were generally dimly lit, standards for performers' personal appearance and personality were not maintained and it was customary for performers to alternate between dancing and waiting tables. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey. Usually, only cash was accepted. Many businessmen felt uncomfortable in such environments. Recognizing a void in the market for a first-class adult nightclub, we designed Rick's Cabaret to target the more affluent customer by providing a unique quality entertainment environment. The following summarizes our areas of operation that distinguish us:

Female Entertainers. Our policy is to maintain high standards for both personal appearance and personality for the entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to engage in conversation with customers. We prefer that performers who work at our clubs be experienced entertainers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Rick’s Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

Management. We often recruit staff from inside the adult entertainment industry, as well as from large restaurant and club chains, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers as well as clientele. Management with experience is able to train new recruits from outside the industry.

Compliance Policies/Employees. We have a policy of ensuring that our businesses are operated in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without notifying management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

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

Advertising and Promotion. Our consumer marketing strategy is to position our “Rick's Cabaret” brand clubs as premiere entertainment facilities that provide exceptional adult entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers including hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for Pay-Per-View features as well. Business stories about Rick's Cabaret have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications. Forbes named Rick's Cabaret one of America's 200 Best Small Companies since 2008. Rick's Cabaret has been profiled in The Wall Street Journal, Fortune, MarketWatch, Corporate Board Member,Smart Money, USA Today, The New York Daily News and other publications

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in Houston, San Antonio and Fort Worth, Texas (2); Minneapolis, Minnesota; New York, New York; Austin, Texas and Indianapolis, Indiana. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We also operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own six nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Fort Worth and two in Houston, Texas, one that operates as “Cabaret East”, one that operates as "Cabaret North" in Fort Worth and one that operates as “Downtown Cabaret” in Minneapolis.  We also own a 40% interest in one club that operates as “The Mansion” in Austin and 50% of a club that has not yet opened in Los Angeles, California.  We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT TRANSACTIONS

See Note M of Notes to Consolidated Financial Statements for acquisitions during fiscal years ended September 30, 2010 and 2011.

Fiscal Year 2012 Acquisitions

The New West

Our wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100% of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000. The Company now operates the BYOB club as “Temptations”. The entire purchase price of $380,000 was allocated to SOB license.

Silver City

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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)
Building, land and contents	$6,510
Equipment and furniture	130
Noncompete	100
Inventory and other current assets	47
Goodwill	774
SOB licenses	2,213
Deferred taxes	(774)
Net assets	$9,000

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

Jaguars

On August 3, 2012, our wholly owned subsidiary, Jaguars Acquisition, Inc. (“JAI”), entered into a Purchase Agreement (the “Purchase Agreement”) with Bryan S. Foster and 13 entities owned by him (the “Companies”), to acquire nine operating adult cabarets and two other licensed locations under development (collectively, the “Foster Clubs”). Ten of the clubs are located in Texas, including clubs in Tye (near Abilene), Lubbock (two clubs), Odessa (two clubs), El Paso, Harlingen, Longview, Edinburg and Beaumont, and one club is located in Phoenix, Arizona. On September 17, 2012, the parties entered into an Amendment to Purchase Agreement, whereby the Beaumont acquisition will be effected through an asset purchase rather than a stock purchase. The Amendment also made minor changes to certain representations and warranties within the Purchase Agreement.

On September 17, 2012, JAI and its subsidiaries closed the transactions contemplated by the Purchase Agreement, as amended, and completed the acquisitions of nine of the 11 Foster Clubs. The acquisitions of the remaining two clubs, which are located in Longview and Beaumont, closed on September 28, 2012 and October 12, 2012, respectively. As consideration for the purchase of the Foster Clubs, JAI and its subsidiaries paid to Foster and the Companies at closing $3,500,000 cash and $22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments and is secured by the assets purchased from the Companies. Upon closing of the Real Estate Agreement (as defined below), JAI and its subsidiaries paid Foster an additional $500,000 cash.

The Club Note also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which would equate to a $6,000,000 Reduction Amount if enforced.

At closing of the Purchase Agreement, Mr. Foster entered into a five-year non-competition agreement providing for him to not compete with us or our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within a radius of 50 miles of the location of any of the adult clubs owned by our subsidiaries, excluding the adult cabaret located at 11327 Reeder Road, Dallas, Texas, 75229.

In connection with the Purchase Agreement, our wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provides for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. We will record a debt discount of $431,252 related to the one-time payment of $650,000.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Buildings and land	$10,014
Equipment and furniture	478
Noncompete	450
Inventory and other current assets	16
Goodwill	18,754
SOB licenses	5,923
Net assets	$35,635

The allocation of fair values are preliminary amounts and are subject to change in the future during the measurement period.

The Company incurred approximately $316,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

The results of operations of these entities are included in the Company’s consolidated results of operations since September 17, 2012. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.

BUSINESS ACTIVITIES – MEDIA GROUP

The RCI Media Group is the leading business communications company serving the multi-billion-dollar adult nightclubs industry.  It owns a national industry convention and tradeshow; two national industry trade publications; two national industry awards shows; and more than 25 industry websites.  Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 3,500-plus adult nightclubs in North America, which have annual revenues in excess of $5 billion, according to the Association of Club Executives.  ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow which marked its 20-Year Anniversary in 2012; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs.  Also in the Media Group is Storerotica, founded in 2004, which publishes the bimonthly Storerotica Magazine, the industry trade publication for the multi-billion-dollar erotic apparel and adult novelty retail sales industries.  The Media Group produces two nationally recognized industry awards show for the readers of both ED Club Bulletin and Storerotica magazines, and maintains a number of B-to-B and consumer websites for both industries.

COMPETITION

The adult entertainment business is highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business", there are low barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s Cabaret”, "XTC Cabaret" and “Club Onyx” are proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainers. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of a adult entertainment cabaret is subject to restriction by city ordinance. For example, adult entertainment nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret (see “Legal Proceedings" herein). The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses.

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx” and “XTC Cabaret” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce since at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RICK’S”, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” and “EXOTIC DANCER” service marks. Applications for trademarks have been filed for the “Silver City Cabaret” and “Jaguars” service marks. The United States Patent and Trademark Office has not yet issued trademarks for these service marks and likely will not do so for several months. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2012, we and our subsidiaries had approximately 1,400 employees, of which approximately 140 are in management positions, including corporate and administrative operations and approximately 1,260 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2012, we had independent contractor relationships with approximately 3,000 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ended September 30, 2012, we purchased 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24 and during the fiscal year ended September 30, 2011, 283,384 shares of common stock in the open market at prices ranging from$6.45 to $8.96. Under the Board's authority, we have $1.6 million remaining to purchase additional shares.

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

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when the State gives notice of appeal, it supersedes and suspends the judgment, including the injunction. Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but has taken no affirmative action to enforce that right.

On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment, holding that the Sexually Oriented Business (“SOB”) fee violated the First Amendment to the U.S. Constitution, but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.  TEA is now in the process of appealing this new decision to the Texas Third Court of Appeals.

We have not made any payments of these taxes since the first quarter of 2009 and plan not to make any such payments while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the final decision of the courts is ultimately in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

Since the inception of the tax, we have paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, we have accrued the tax, but not paid the State.  Accordingly, as of September 30, 2012, we have approximately $9.8 million in accrued liabilities for this tax.  Patron tax expense amounted to $3.0 million, $2.9 million and $2.8 million for the years ended September 30 2012, 2011 and 2010, respectively.

Our Texas clubs have filed a separate lawsuit against the State in which we raise additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes we have paid under this statute.  The courts have not yet addressed these additional claims.  If we are successful in the remaining litigation, the amount we have paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

We Have Not Paid Dividends on Common Shares in the Past

Since our inception we have not paid any dividends on our common.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict With Those of Our Shareholders

As of December 1, 2012, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 13.4% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Our nighclubs and their locations are summarized in the “Schedule of Clubs” in Item 1, which is incorporated herein by reference. Of these clubs, we own the real estate for 28 (including one opening soon) and lease the other seven. We also own three other properties which we are leasing to third parties. The leases for the properties we lease are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of ten to twenty years with renewal terms of five to twenty years. At September 30, 2012, certain of our owned properties were collateral for mortgage debt amounting to approximately $25.7 million. Also see more information in the following Notes to Consolidated Financial Statements: D. - Property and Equipment, F. - Long-Term Debt and J. - Commitments and Contingencies.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note J of Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW
Fiscal Year Ended September 30, 2012

First Quarter
Second Quarter	$8.94	$6.06
Third Quarter	$10.50	$8.27
Fourth Quarter	$9.84	$7.32
	$8.75	$7.17
Fiscal Year Ended September 30, 2011

First Quarter
Second Quarter	$8.71	$6.83
Third Quarter	$11.45	$7.83
Fourth Quarter	$11.28	$7.61
	$9.25	$6.20

On December 1, 2012, the last sales price for the common stock as reported on the NASDAQ Global Market was $8.12. On December 1, 2012, there were approximately 185 stockholders of record of our common stock (excluding shares held by shareholders in street name).

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

DIVIDEND POLICY

We have not paid cash dividends on our common stock. Our current policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operation, financial condition, capital needs and acquisition strategy, among others.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. This repurchase plan has no expiration date. During the fiscal year ended September 30, 2012, we purchased 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24. During the fiscal year ended September 30, 2011, we purchased 283,384 shares of common stock in the open market at prices ranging from $6.45 to $8.96.

During the three months ended September 30, 2012, we also purchased 26,224 shares of common stock from put option holders at prices ranging from $7.70 to $8.35 per share.

 Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Jul-12	10	$-	-	$1,573
Aug-12	59	$7.84	49	$1,189
Sept-12	21	$7.98	14	$1,074
Total for the three months ended Sept 30, 2012	90	$7.87	63	$1,074

(1)	Included in the shares purchased were 26,224 shares at a cost of $1.0 million purchased in connection with our obligations under the exercise of put options during the quarter.
(2)	All shares were purchased pursuant to the repurchase plan approved in September 2008, as described above.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2012:

(in thousands, except per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	785	$8.36	-
Equity compensation plans not approved by security holders	-	$-	-

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan (“the 2010 Plan”) on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2012, there are 785,000 stock options outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2012, we completed no transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act").

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

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2012 and 2011 and for the years ended September 30, 2012, 2011 and 2010 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2010, 2009 and 2008 and for the years ended September 30, 2009 and 2008 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

(in thousands, except per share data)

Year Ended September 30,	2012	2011	2010	2009	2008
Revenue	$95,220	$83,491	$74,063	$65,415	$57,390
Income from continuing operations	$7,962	$10,252	$3,905	$7,948	$8,474
Fully diluted income from continuing operations per common share	$0.80	$1.01	$0.38	$0.81	$0.90
Total assets	$192,393	$153,377	$148,371	$145,077	$137,069
Total Rick's permanent stockholders' equity	$84,306	$76,913	$69,939	$70,092	$63,003
Total Long-term debt	$63,528	$35,554	$42,686	$37,812	$33,557

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Rick’s Cabaret International, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements

•	Liquidity and Capital Resources — an analysis of cash flows; aggregate contractual obligations and an overview of financial position.

GENERAL INFORMATION

We operate in the adult nightclub industry:

1.	We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania, Phoenix, Arizona and Indianapolis, Indiana. No sexual contact is permitted at any of our locations.

2.	We own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. As part of the transaction we also acquired two industry trade shows, two other industry trade publications and more than 25 industry websites.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services. Media revenues include sale of advertising content and revenues from an annual Expo convention. Our fiscal year end is September 30.

Our goal is to use our Company's assets — our brands, financial strength and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareholders.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2012, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Certain of our recent acquisitions, specifically Las Vegas, Philadelphia and the original Rick’s Cabaret in Austin (now a 40%-owned investment), have been underperforming, principally due to the recent general economic downturn, especially in Las Vegas, but also due to certain specific operational issues, such as the change of concept in Philadelphia and the cab fare marketing issues in Las Vegas.   We had determined that there is a net asset impairment at September 30, 2010, relating to these three nightclub operations. The Las Vegas club was closed during the year ended September 30, 2011.  See Notes to Consolidated Financial Statements.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605-45 ,Revenue Recognition – Principal Agent Considerations.  Total sales and liquor taxes aggregated $6.8 million, $6.0 million and $5.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the agreed fixed price of the shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480, Distinguishing Liabilities From Equity, as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above.

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

The compensation cost recognized for the years ended September 30, 2012, 2011 and 2010 was $314,761, $8,254 and $405,229, respectively.  There were zero, 25,000 and 20,000 stock options exercises for the years ended September 30, 2012, 2011 and 2010, respectively.

OPERATIONS REVIEW

Results of Operations for the Fiscal Year Ended September 30, 2012 as Compared to the Fiscal Year Ended September 30, 2011

For the fiscal year ended September 30, 2012, we had consolidated total revenues of $95.2 million, compared to consolidated total revenues of $83.5 million for the year ended September 30, 2011. This was an increase of $11.7 million or 14.0%. The increase in total revenues was primarily due to revenues generated in our new clubs acquired in 2012 ($4.3 million in 2012), a full year of revenues from clubs purchased in 2011 (increase of $4.0 million) and increases in revenues from certain of our existing clubs, especially from our New York location.  Revenues from nightclub operations for same-location same-period increased by 4.2%.

Our operating margin (income (loss) from operations plus impairment of assets, divided by total revenues) was 17.7% for the year ended September 30, 2012 compared to 22.5% for the prior year.

Our income from operations for our nightclub operations for the same-location-same-period decreased by 1.4%.

Our net income (loss) was $7.6 million for the fiscal year ended September 30, 2012 compared to $7.8 million for the previous year. The decrease in our net income was primarily a result of certain one-time litigation and other legal settlements in 2012, offset by a growth in the operations.

Following is a comparison of the Company’s income statement for the years ended September 30, 2012 and 2011 with percentages compared to total revenue:

Following is an explanation of significant variances in the above amounts.

	2012	%	2011	%

Sales of alcoholic beverages	$38,687	40.6%	$32,575	39.0%
Sales of food and merchandise	8,810	9.3%	7,402	8.9%
Service Revenues	41,942	44.0%	38,178	45.7%
Other	5,781	6.1%	5,336	6.4%
Total Revenues	95,220	100.0%	83,491	100.0%

Cost of Goods Sold	12,644	13.3%	10,427	12.5%
Salaries & Wages	20,857	21.9%	18,321	21.9%
Stock-based Compensation	315	0.3%	8	0.0%
Taxes and permits	14,639	15.4%	12,542	15.0%
Charge card fees	1,352	1.4%	1,361	1.6%
Rent	2,872	3.0%	2,988	3.6%
Legal & professional	5,861	6.2%	2,289	2.7%
Advertising and marketing	4,046	4.2%	3,471	4.2%
Depreciation and amortization	4,921	5.2%	3,904	4.7%
Insurance	1,439	1.5%	1,157	1.4%
Utilities	1,762	1.9%	1,605	1.9%
Impairment of assets	-	0.0%	-	0.0%
Gain (loss) on sale of assets and other	332	0.3%	-	0.0%
Other	7,667	8.1%	6,624	7.9%

Total operating expenses	78,707	82.7%	64,697	77.5%
Income from operations	16,513	17.7%	18,794	22.5%

Interest income	19	0.0%	118	0.1%
Interest expense	(4,003)	-4.2%	(3,930)	-4.7%
Interest expense - loan origination costs	(310)	-0.3%	(359)	-0.4%
Gain (loss) on change in fair value of derivative instruments	117	0.1%	129	0.2%
Gain on settlement of debt	-	0.0%	903	1.1%
Income from continuing operations before income taxes	$12,336	13.0%	$15,655	18.8%

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2012 was 13.3% of our total revenues from club operations compared to 12.4% for the year ended September 30, 2011. Cost of goods sold for same-location-same-period increased to 13.2% for the year ended September 30, 2012 compared to 12.5% for the year ended September 30, 2011. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs in 2012 and 2011. Payroll for same-location-same-period of club continuing operations increased to $15.2 million for the year ended September 30, 2012 from $14.6 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The increase in stock-based compensation in 2012 results from the issuance of options in June and July 2012 to employees and Board of Directors.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in 2012 results principally from the new clubs acquired.  Patron taxes amounted to $3.0 million and $2.9 million for the years ended September 30, 2012 and 2011, respectively.

Legal and professional expenses increased principally due to certain one-time lawsuit and other legal settlements amounting to $2.5 million and $462,000 in legal fees related to new acquisitions in 2012.

Depreciation and amortization increased approximately $1.0 million from the year ended September 30, 2011, due to the new clubs purchased during 2012 and 2011.

Utilities increased due to new clubs, but only slightly due to the heat and drought in Texas in 2011.

Other expenses increased due to the new clubs acquired.

Interest expense was approximately the same as 2011 as we added more debt from acquisitions while we paid off debt as we amortize the loans. As of September 30, 2012, the balance of long-term debt was $63.5 million compared to $35.6 million a year earlier. The increase is principally attributable to adding $30 million in debt in the 2012 acquisitions.

Gain on settlement of debt in 2011 represents the gain from settlement of certain cross-litigation with the former sellers of the Las Vegas club.

See “Derivative Financial Instrument” above for information on the Company’s derivative financial instrument at September 30, 2012.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company and helps management and investors gauge our ability to generate cash flow, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements and acquisition costs, and include the Non-GAAP provision for income taxes, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, acquisition costs, litigation and other one-time legal settlements and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined under GAAP, as well as adjusted EBITDA, non-GAAP net income and non-GAAP operating income, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following tables present our non-GAAP measures for the periods indicated (in thousands, except per share amounts):

	2012	2011	2010
Reconciliation of GAAP operating income to Adjusted EBITDA
GAAP operating income	$16,513	$18,794	$11,388
Impairment and loss on sale of discontinued operations	-	-	3,574
Litigation and other one-time legal settlements	2,533	-	-
Acquisition costs	462	100	88
Depreciation and amortization	4,921	3,904	3,225
Adjusted EBITDA	$24,429	$22,798	$18,275

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$7,578	$7,846	$(7,958)
Amortization of intangibles	465	419	414
(Gain) loss on sale of assets and debt settlement	332	(903)	-
(Gain) loss on change in fair value of derivative instruments	(117)	(129)	31
Stock-based compensation	315	8	405
Litigation and other one-time legal settlements	2,533	-	-
Income tax expense	4,374	5,403	2,998
Acquisition costs	462	100	88
Impairment charges	-	-	3,574
Loss from discontinued operations, net of income taxes	172	2,195	11,603
Non-GAAP provision for income taxes	(5,640)	(5,229)	(3,904)
Non-GAAP net income	$10,474	$9,710	$7,251

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Fully diluted shares:
Common stock	9,691	9,930	9,697
Diluted stock options	6	2	-
Total	9,697	9,932	9,697
GAAP net income (loss)	$0.78	$0.79	$(0.82)
Amortization of intangibles	0.05	0.04	0.04
(Gain) loss on sale of assets	0.03	(0.09)	-
(Gain) loss on change in fair value of derivative instruments	(0.01)	(0.01)	0.00
Stock-based compensation	0.03	0.00	0.04
Litigation and other one-time legal settlements	0.26	-	-
Income tax expense	0.45	0.54	0.31
Acquisition costs	0.05	0.01	0.01
Impairment charges	-	-	0.37
Loss from discontinued operations, net of income taxes	0.02	0.22	1.20
Non-GAAP provision for income taxes	(0.58)	(0.53)	(0.40)
Non-GAAP diluted net income per share	$1.08	$0.98	$0.75

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$16,513	$18,794	$11,388
Amortization of intangibles	465	419	414
Stock-based compensation	315	8	405
Litigation and other one-time legal settlements	2,533	-	-
Acquisition costs	462	100	88
Impairment charges	-	-	3,574
Non-GAAP operating income	$20,288	$19,321	$15,869

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	17.7%	22.5%	15.4%
Amortization of intangibles	0.5%	0.5%	0.6%
Stock-based compensation	0.3%	0.0%	0.5%
Litigation and other one-time legal settlements	2.7%	0.0%	0.0%
Acquisition costs	0.5%	0.1%	0.1%
Impairment charges	0.0%	0.0%	4.8%
Non-GAAP operating margin	21.7%	23.1%	21.4%

Discontinued Operations

 In March 2011, we made the decision to sell our Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as we sought a buyer for the property. We believe that we had done everything possible to make this location viable since its acquisition in 2008 and believed it was in our shareholders’ best interests not to continue these efforts. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying financial statements and has recognized a loss on the closure of $2.0 million in discontinued operations for the year ended September 30, 2011.

In August 2011, we sold 60% of the membership interest in the entity that previously operated our Rick’s Cabaret in Austin, Texas.  Accordingly, we have deconsolidated the subsidiary as of August 31, 2011 and have carried it as an equity-method investment. The club is recognized as a discontinued operation in the accompanying financial statements for all periods presented.

We closed our Divas Latinas club in Houston during September 2009.  This club is also recognized in discontinued operations.

Following is summarized information regarding these discontinued operations:

Revenues of discontinued operations amounted to zero and $2.6 million for the years ended September 30, 2012 and 2011, respectively.

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the period ended September 30, 2012, 2011, and 2010:

	Year Ended September 30,
	2012	2011	2010
Loss from discontinued operations	$(264)	$(1,107)	$(914)
Loss on sale of discontinued operations	-	(2,270)	(16,937)
Income tax - discontinued operations	92	1,182	6,248
Total loss from discontinued operations, net of tax	$(172)	$(2,195)	$(11,603)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2012	2011
Current assets	$30	$33
Property and equipment	40	76
Other assets	2	3
Current liabilities	(130)	(144)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(91)	$(65)

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

Our operating margin (income from operations divided by total revenues) was 22.5% for the year ended September 30, 2011 compared to 15.4% for the prior year. The increase was principally due to an impairment charge of $3.6 million in 2010.

Our net income was $7.8 million for the fiscal year ended September 30, 2011 compared to a loss of $8.0 million for the previous year. The increase in our net income was primarily a result of the impairment of three clubs in 2010.

Following is a comparison of the Company’s income statement for the years ended September 30, 2011 and 2010 with percentages compared to total revenue:

(in thousands)	2011	%	2010	%

Sales of alcoholic beverages	$32,575	39.0%	$28,532	38.5%
Sales of food and merchandise	7,402	8.9%	6,327	8.5%
Service Revenues	38,178	45.7%	34,179	46.1%
Other	5,336	6.4%	5,025	6.8%
Total Revenues	83,491	100.0%	74,063	100.0%

Cost of Goods Sold	10,427	12.5%	9,136	12.3%
Salaries & Wages	18,321	21.9%	16,305	22.0%
Stock-based Compensation	8	0.0%	405	0.5%
Taxes and permits	12,542	15.0%	11,452	15.5%
Charge card fees	1,361	1.6%	1,229	1.7%
Rent	2,988	3.6%	2,737	3.7%
Legal & professional	2,289	2.7%	3,002	4.1%
Advertising and marketing	3,471	4.2%	3,167	4.3%
Depreciation and amortization	3,904	4.7%	3,225	4.4%
Insurance	1,157	1.4%	985	1.3%
Utilities	1,605	1.9%	1,507	2.0%
Impairment of assets	-	0.0%	3,574	4.8%
Gain (loss) on sale of assets and other	-	0.0%	3	0.0%
Other	6,624	7.9%	5,948	8.0%

Total operating expenses	64,697	77.5%	62,675	84.6%
Income from operations	18,794	22.5%	11,388	15.4%

Interest income	118	0.1%	19	0.0%
Interest expense	(3,930)	-4.7%	(4,023)	-5.4%
Interest expense - loan origination costs	(359)	-0.4%	(450)	-0.6%
Gain (loss) on change in fair value of derivative instruments	129	0.2%	(31)	0.0%
Gain on settlement of debt	903		-	0.0%

Income from continuing operations before income taxes	$15,655	18.8%	$6,903	9.3%

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2011 was 12.4% of our total revenues from club operations compared to 12.3% for the year ended September 30, 2010. Cost of goods sold for same-location-same-period decreased to 12.1% for the year ended September 30, 2011 compared to 12.2% for the year ended September 30, 2010. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency.

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

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  Patron taxes amounted to $2.8 million and $1.8 million for the years ended September 30, 2011 and 2010, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2013. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs. Refer to the heading “Cash Flows from Investing Activities” below.

As of September 30, 2012, we had a working capital deficit of $8.1 million compared to working capital of $2.0 million as of September 30, 2011. The decrease is principally due to the acquisitions and real estate purchases we made during 2012, utilizing $6.9 million in cash and an increase in current debt. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2012, our cash and cash equivalents were $5.5 million compared to $9.7 million at September 30, 2011.

Our depreciation for the year ended September 30, 2012 was $4.5 million compared to $3.5 million for the year ended September 30, 2011. Our amortization for the year ended September 30, 2012 was $465,000 compared to $419,000 for the year ended September 30, 2011.

Sources and Use of Funds

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization expenses, deferred taxes, (increases) decreases in accounts receivable, inventories and prepaid expenses and increases (decreases) in accounts payable and accrued liabilities. See a summary of these activities below.

Cash flows used in investing activities generally reflect payments relating to acquisitions of businesses, property and equipment and marketable securities. See a summary of these activities below.

Cash flows from financing activities generally reflect proceeds from issuance of shares and long-term debt, and payments on debt and put options and purchase of treasury stock. See a summary of these activities below.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

	Year Ended September 30,
	2012	2011	2010
Income from continuing operations	$7,962	$10,252	$3,905
Depreciation and amortization	4,921	3,904	3,225
Deferred taxes	1,855	3,776	422
Gain on settlement of debt	-	(903)	-
Impairment of assets	-	-	3,574
Change in operating assets and liabilities	3,107	672	5,363
Other	580	1,180	851
	$18,425	$18,881	$17,340

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

	Year Ended September 30,
	2012	2011	2010
Acquisition of marketable securities	$(500)	$(505)	$(1,009)
Additions to property and equipment	(6,898)	(11,533)	(5,922)
Additions of businesses, net of cash acquired	(4,882)	(4,281)	(5,851)
Other	1,245	(21)	(115)
	$(11,035)	$(16,340)	$(12,897)

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2012 and 2011:

	Years Ended
(in thousands)	September 30,
	2012	2011	2010
Acquisition of real estate	$6,154	$8,726	$4,304
Purchase of aircraft and upgrades	3,034	-	879
Capital expenditures funded by debt	(6,236)	-	(2,718)
New capital expenditure in new clubs	1,598	1,330	1,368
Maintenance capital expenditures	2,348	1,477	2,089
Total capital expenditures in consolidated statement of cash flows	$6,898	$11,533	$5,922

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

	Year Ended September 30,
	2012	2011	2010
Proceeds from long-term debt	$-	$750	$8,740
Purchase of put options and payments on derivative	(1,895)	(2,043)	(2,697)
Payments on long-term debt	(8,406)	(6,855)	(2,478)
Purchase of treasury stock	(2,092)	(3,267)	(1,599)
Other	825	(27)	(209)
	$(11,568)	$(11,442)	$1,757

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Year Ended September 30,
	2012	2011	2010
Operating activities	$18,425	$18,881	$17,340
Investing activities	(11,035)	(16,340)	(12,897)
Financing activities	(11,568)	(11,442)	1,757
Net increase (decrease) in cash	$(4,178)	$(8,901)	$6,200

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

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2012.

	Payments Due by Period
(in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$63,528	$6,603	$5,909	$6,520	$4,252	$12,284	$27,960
Interest payments	23,101	5,401	4,807	4,213	3,685	2,948	2,047
Operating leases	12,798	2,313	2,854	1,273	1,085	835	4,438
Common stock put options	320	320

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

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity.   After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero is $320,000 at September 30, 2012.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements. The annual obligation we would have if our stock price remains in the future at the closing market price on September 30, 2012 of $8.28 per share, of which there can be no assurance, would be $208,000 for the year ending September 30, 2013, including the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2012.

Each $1.00 per share movement of our stock price has an aggregate effect of $13,500 on the total obligation.

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

The following table presents a summary of such indicators:

		Increase		Increase
	2012	(Decrease)	2011	(Decrease)	2010

Sales of alcoholic beverages	$38,687	18.8%	$32,575	14.2%	$28,532
Sales of food and merchandise	8,810	19.0%	7,402	17.0%	6,327
Service Revenues	41,942	9.9%	38,178	11.7%	34,179
Other	5,781	8.3%	5,336	6.2%	5,025
Total Revenues	95,220	14.0%	83,491	12.7%	74,063
Net cash provided by operating activities	$18,425	(2.4)%	$18,881	8.7%	$17,340
Adjusted EBITDA	$24,429	7.2%	$22,798	24.7%	$18,275
Long-term debt	$63,528	78.7%	$35,554	-16.7%	$42,686

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the fiscal year ended September 30, 2012, we purchased 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24. During the fiscal year ended September 30, 2011, we purchased 283,384 shares of common stock in the open market at prices ranging from $6.45 to $8.96. During the fiscal year ending September 30, 2010, no shares were purchased under this program. Under the Board's authority, we have $1.6 million remaining to purchase additional shares.

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

During fiscal 2008, we acquired a media division for a total cost of $1.1 million. This acquisition was funded primarily through issuance of our restricted common stock valued at $369,754, and $700,000 in cash. This media operation had total revenues of approximately $1.2 million, $1.4 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively and net losses of approximately $67,000, $156,000 and $242,000.

During fiscal 2008, we acquired five existing nightclub operations and 49% of an existing nightclub operation for a total cost of $69.8 million, including real property of $14.8 million. These acquisitions were funded primarily through indebtedness of $21 million, including real property debt of $8 million, issuance of our restricted common stock valued at $13 million, $701,711 in debt forgiveness, and $35.4 million in cash. These nightclub operations (exclusive of the Las Vegas club closed in 2011 and the Austin club in which we sold 60% in 2011) had total revenues of approximately $35.5 million, $34.9 million and $32.6 million for fiscal years 2012, 2011 and 2010, respectively, and pretax income of approximately $11.8 million, $11.0 million and $9.4 million.

During fiscal 2009, we acquired one nightclub operation for cash of approximately $2.4 million.  The closing occurred on September 30, 2009. This acquisition was funded with cash of $2.3 million. This nightclub operation had total revenues of approximately $3.8 million, $3.6 million and $3.8 million in 2012, 2011 and 2010, respectively and net income (loss) before taxes of approximately $ 505.000, $266,000 and $(26,000) for 2012, 2011 and 2010, respectively.

During fiscal 2010, we acquired three existing nightclub operations for a total cost of approximately $9.2 million, including real property of approximately $4.6 million. These acquisitions were funded primarily with cash of approximately $5.9 million, real property debt of approximately $2.5 million, and a seller’s common stock which we owned, valued at approximately $795,000. These nightclub operations had total revenues of approximately $8.6 million, $7.3 million and $2.8 million and net income before taxes of approximately $932,000, $609,000 and $176,000 for fiscal years 2012, 2011 and 2010, respectively.

During fiscal 2011, we acquired three existing nightclub operations and opened another for a total cost of approximately $11.3 million, including real property of approximately $6.4 million. These acquisitions were funded with cash. These nightclub operations had total revenues of approximately $5.6 million for fiscal year 2012, and net income before taxes of approximately $500,000.

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $4.3 million and net income before taxes of approximately $620,000 for fiscal year 2012. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition (see Note M of Notes to Consolidated Financial Statements) which was closed on October 16, 2012.

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

The information required by this Item begins on Page 35.

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries (the “Company”), as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in permanent stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2012, expressed an unqualified opinion.

 /s/ Whitley Penn LLP

Dallas, Texas

December 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rick’s Cabaret International, Inc.

We have audited Rick’s Cabaret International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in permanent stockholders’ equity (deficit), and cash flows of the Company, and our report dated December 14, 2012, expressed an unqualified opinion on those consolidated financial statements.

 /s/ Whitley Penn LLP

Dallas, Texas

December 14, 2012

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,520	$9,698
Accounts receivable:
Trade, net	1,743	779
Other, net	296	1,161
Marketable securities	1,059	515
Inventories	1,260	1,174
Deferred tax asset	3,635	5,195
Prepaid expenses and other current assets	1,123	1,025
Assets of discontinued operations	72	112
Total current assets	14,708	19,659

Property and equipment, net	79,940	65,892

Other assets:
Goodwill and indefinite lived intangibles, net	94,029	65,642
Definite lived intangibles, net	1,177	1,091
Other	2,539	1,093
Total other assets	97,745	67,826

Total assets	$192,393	$153,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,865	$1,215
Accrued liabilities	4,298	2,766
Texas patron tax liability	9,849	6,830
Current portion of derivative liabilities	75	1,209
Current portion of long-term debt	6,603	5,494
Liabilities of discontinued operations	163	177
Total current liabilities	22,853	17,691

Deferred tax liability	23,963	23,033
Other long-term liabilities	833	785
Long-term debt	56,925	30,060
Total liabilities	104,574	71,569

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 9 and 66 shares, respectively	207	1,586

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,584 and 9,604 shares issued and outstanding, respectively	96	96
Additional paid-in capital	61,212	61,446
Accumulated other comprehensive income	59	10
Retained earnings	22,939	15,361
Total Rick’s permanent stockholders’ equity	84,306	76,913
Noncontrolling interests	3,306	3,309
Total permanent stockholders’ equity	87,612	80,222

Total liabilities and stockholders’ equity	$192,393	$153,377

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(in thousands, except per share data)	2012	2011	2010

Revenues:
Sales of alcoholic beverages	$38,687	$32,575	$28,532
Sales of food and merchandise	8,810	7,402	6,327
Service revenues	41,942	38,178	34,179
Other	5,781	5,336	5,025
Total revenues	95,220	83,491	74,063

Operating expenses:
Cost of goods sold	12,644	10,427	9,136
Salaries and wages	20,857	18,321	16,305
Stock-based compensation	315	8	405
Other general and administrative:
Taxes and permits	14,639	12,542	11,452
Charge card fees	1,352	1,361	1,229
Rent	2,872	2,988	2,737
Legal and professional	5,861	2,289	3,002
Advertising and marketing	4,046	3,471	3,167
Depreciation and amortization	4,921	3,904	3,225
Insurance	1,439	1,157	985
Utilities	1,762	1,605	1,507
Impairment of assets	-	-	3,574
Loss on sale of property and other	332	-	3
Other	7,667	6,624	5,948
Total operating expenses	78,707	64,697	62,675
Income from operations	16,513	18,794	11,388

Other income (expense):
Interest income	19	118	19
Interest expense	(4,003)	(3,930)	(4,023)
Interest expense – loan origination costs	(310)	(359)	(450)
Gain (loss) on change in fair value of derivative instruments	117	129	(31)
Gain on settlement of debt	-	903	-
Income from continuing operations before income taxes	12,336	15,655	6,903
Income taxes	4,374	5,403	2,998
Income from continuing operations	7,962	10,252	3,905
Loss from discontinued operations, net of income taxes	(172)	(2,195)	(11,603)
Net income (loss)	7,790	8,057	(7,698)
Less: net income attributable to noncontrolling interests	(212)	(211)	(260)
Net income (loss) attributable to Rick’s Cabaret International, Inc.	$7,578	$7,846	$(7,958)

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.80	$1.01	$0.38
Loss from discontinued operations	(0.02)	(0.22)	(1.20)
Net income (loss)	$0.78	$0.79	$(0.82)
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.80	$1.01	$0.38
Loss from discontinued operations	(0.02)	(0.22)	(1.20)
Net income (loss)	$0.78	$0.79	$(0.82)

Weighted average number of common shares outstanding:
Basic	9,691	9,930	9,697
Diluted	9,697	9,932	9,697

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2012, 2011 and 2010

(in thousands)

	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total Stockholders’ Equity

Balance at October 1, 2009	8,880	$89	$54,530	$-	$15,473	-	$-	$3,319	$73,411
Stock options exercised	20	-	56	-	-	-	-	-	56
Change in temporary equity	29	-	1,045	-	-	-	-	-	1,045
Common stock issued for debt and interest	895	9	7,454	-	-	-	-	-	7,463
Issuance of warrants	-	-	435	-	-	-	-	-	435
Purchase of treasury shares	-	-	-	-	-	198	(1,599)	-	(1,599)
Cancelled treasury shares	(58)	-	(1,599)	-	-	(198)	1,599	-	-
Stock-based compensation	-	-	405	-	-	-	-		405
Payments to noncontrolling interests	-	-	-	-	-	-	-	(265)	(265)
Net loss	-	-	-	-	(7,958)	-	-	260	(7,698)

Balance at September 30, 2010	9,766	98	62,326	-	7,515	-	-	3,314	73,253
Stock options exercised	25	-	189	-	-	-	-	-	189
Change in temporary equity	-	-	518	-	-	-	-	-	518
Common stock issued for debt and interest	26	-	270	-	-	-	-	-	270
Settlement of lawsuit	70	1	1,399	-	-	-	-	-	1,400
Purchase of treasury shares	-	-	-	-	-	415	(3,267)	-	(3,267)
Cancelled treasury shares	(283)	(3)	(3,264)	-	-	(415)	3,267	-	-
Stock-based compensation	-	-	8	-	-	-	-		8
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	10	-	-	-	-	10
Net income	-	-	-	-	7,846	-	-	211	8,057
Comprehensive income									8,067

Balance at September 30, 2011	9,604	96	61,446	10	15,361	-	-	3,309	80,222
Change in temporary equity	-	-	503	-	-	-	-	-	503
Purchase of treasury shares	-	-	-	-	-	262	(2,092)	-	(2,092)
Cancelled treasury shares	(140)	(1)	(2,091)	-	-	(262)	2,092	-	-
Stock-based compensation	-	-	315	-	-	-	-		315
Warrants exercised	120	1	1,039	-	-	-	-		1,040
Payments to noncontrolling interests	-	-	-	-	-	-	-	(215)	(215)
Change in marketable securities	-	-	-	49	-	-	-	-	49
Net income	-	-	-	-	7,578	-	-	212	7,790
Comprehensive income									7,839

Balance at September 30, 2012	9,584	$96	$61,212	$59	$22,939	-	$-	$3,306	$87,612

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,790	$8,057	$(7,698)
Loss from discontinued operations	172	2,195	11,603
Income (loss) from continuing operations	7,962	10,252	3,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,921	3,904	3,225
Deferred taxes	1,855	3,776	422
Loss on sale of property and other	332	-	3
Gain on settlement of debt	-	(903)	-
Impairment of assets	-	-	3,574
Amortization of note discount	145	145	143
(Gain) loss on change in fair value of derivative instruments	(117)	(129)	31
Write-off of prepaid loan origination costs	-	-	274
Beneficial conversion	-	-	23
Deferred rents	49	65	78
Stock compensation expense	315	8	405
Changes in operating assets and liabilities:
Accounts receivable	(82)	(1,075)	(256)
Inventories	(34)	(91)	(5)
Prepaid expenses and other assets	(1,220)	(306)	(159)
Accounts payable and accrued liabilities	4,443	2,144	5,783
Cash provided by operating activities of continuing operations	18,569	17,790	17,446
Cash provided by (used in) operating activities of discontinued operations	(144)	1,091	(106)
Net cash provided by operating activities	18,425	18,881	17,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	1,245	-	-
Purchase of marketable securities	(500)	(505)	(1,009)
Additions to property and equipment	(6,898)	(11,533)	(5,922)
Acquisition of businesses, net of cash acquired	(4,882)	(4,281)	(5,851)
Cash used in investing activities of continuing operations	(11,035)	(16,319)	(12,782)
Cash used in investing activities of discontinued operations	-	(21)	(115)
Net cash used in investing activities	(11,035)	(16,340)	(12,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	-	189	56
Proceeds from long-term debt	-	750	8,740
Warrants exercised	1,040	-	-
Purchase of put options and payments on derivative instrument	(1,895)	(2,043)	(2,697)
Payments on long-term debt	(8,406)	(6,855)	(2,478)
Purchase of treasury stock	(2,092)	(3,267)	(1,599)
Distribution to minority interests	(215)	(216)	(265)
Cash provided by (used in) financing activities of continuing operations	(11,568)	(11,442)	1,757

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,178)	(8,901)	6,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,698	18,599	12,399
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,520	$9,698	$18,599
CASH PAID DURING PERIOD FOR:
Interest	$3,832	$4,050	$3,192
Income taxes	$2,569	$2,613	$1,001

Non-cash transactions:

	Years Ended September 30,
(in thousands)	2012	2011	2010

Purchase and retirement of treasury shares:
Number of shares	262	415	197
Cost of shares	$2,092	$3,267	$1,599
Issue of shares of common stock for debt and interest
Number of shares	-	26	895
Value of shares	$-	$270	$7,463
Issue of detachable warrants in conjunction with debt (classified as discount on debt with offset to additional paid-in capital)
Number of shares	-	-	179
Value of shares	$-	$-	$434
Debt incurred with seller in connection with acquiring businesses and real estate	$36,236	$-	$4,699
Unrealized gain (loss) on marketable securities	$49	$10	$-
Transfer of shares from temporary equity to permanent equity - settlement of cross-litigation
Number of shares	-	70	-
Value of shares	$-	$1,400	$-

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

A.	Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates nightclubs that offer live adult entertainment, restaurant, and bar operations. These nightclubs are located in Houston, Austin, San Antonio, Dallas and Fort Worth, Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, and Indianapolis, Indiana. The Company also owns and operates a media division. The Company’s corporate offices are located in Houston, Texas.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

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

SEPTEMBER 30, 2012 AND 2011

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

Goodwill and Intangible Assets and Impairment of Long-Lived Assets

FASB ASC 350, Intangibles - Goodwill and Others addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment, or sooner if there is an indication of impairment. The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2012.   The Company did not recognize impairment for the years ended September 30, 2012 and 2011.  For the year ended September 30, 2010, the Company recognized $3.6 million of impairment.  All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

SEPTEMBER 30, 2012 AND 2011

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

The related put options were recognized in temporary equity in the amount of $5.2 million at the time they were issued.  The difference between that amount and the value of the derivative of $3.8 million, amounting to $1.4 million, was included in additional paid-in capital. The fair value of the derivative liabilities as of September 30, 2012 and 2011 were estimated to be $75,000 and $1.2 million, respectively, in accordance with FASB ASC 820, using a Black-Scholes option-pricing model using the following weighted average assumptions:

	2012	2011
Volatility	32%	37%
Expected life	.17 year	1 year
Expected dividend yield	-	-
Risk free rate	0.06%	0.13%

The gain (loss) for the years ended September 30, 2012, 2011 and 2010 recognized in earnings amounted to $116,520, $128,944 and $(31,314), respectively.

Comprehensive Income

The Company reports comprehensive income (loss) in accordance with the provisions of FASB ASC 220, Reporting Comprehensive Income. Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as items of other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in equity.

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

SEPTEMBER 30, 2012 AND 2011

B.	Summary of Significant Accounting Policies – continued

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $6.8 million, $6.0 million and $5.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Equity Method of Accounting for Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method and carried at cost and are adjusted for the Company's proportionate share of their undistributed earnings or losses. The 40% investment in one company is recorded in other assets and is a nominal amount. During the year ended September 30, 2012, the Company also acquired a 50% investment in a nightclub for $600,000, which is not yet open. This investment is also recorded in other assets.

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

SEPTEMBER 30, 2012 AND 2011

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

Net earnings (loss) applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:

(in thousands, except per share data)	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2012	2011	2010
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$7,750	$10,041	$3,645
Loss from discontinued operations, net of income taxes	(172)	(2,195)	(11,603)
Net income attributable to Rick's shareholders	$7,578	$7,846	$(7,958)
Average number of common shares outstanding	9,691	9,930	9,697
Basic earnings (loss) per share:
Income from continuing operations attributable to Rick's shareholders	$0.80	$1.01	$0.38
Discontinued operations	$(0.02)	$(0.22)	$(1.20)
Net income (loss) attributable to Rick's shareholders	$0.78	$0.79	$(0.82)
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$7,750	$10,041	$3,645
Adjustment. to net earnings from assumed conversion of debentures (1)	-	-	-
Adjusted income (loss) from continuing operations	7,750	10,041	3,645
Discontinued operations	(172)	(2,195)	(11,603)
Adjusted net income (loss) attributable to Rick's shareholders	$7,578	$7,846	$(7,958)
Average number of common shares outstanding:
Common shares outstanding	9,691	9,930	9,697
Potential dilutive shares resulting from exercise of warrants and options (2)	6	2	-
Potential dilutive shares resulting from conversion of debentures (1)	-	-	-
Total average number of common shares outstanding used for dilution	9,697	9,932	9,697
Diluted earnings (loss) per share:
Income from continuing operations attributable to Rick's shareholders	$0.80	$1.01	$0.38
Discontinued operations	$(0.02)	$(0.22)	$(1.20)
Net income (loss) attributable to Rick's shareholders	$0.78	$0.79	$(0.82)

*EPS may not foot due to rounding.

Additional shares for options, warrants and debentures amounting to 1,352 for the year ended September 30, 2011 were not considered since they would be antidilutive.

(1)  Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2)  All outstanding warrants and options were considered for the EPS computation.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2012, 2011 and 2010 totaling $3,521, $7,210 and $9,565, respectively, were convertible into common stock at a price of $10.25 and $10.00 in 2012 and 2011 and $10.25 and $12.00 per share in 2010. No debentures were dilutive in the three years.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

B.	Summary of Significant Accounting Policies – continued

Stock Options

At September 30, 2012, the Company has stock options outstanding, which are described more fully in Note I.  The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation.   The compensation cost recognized for the year ended September 30, 2012, 2011 and 2010 was $314,761, $8,254 and $405,229, respectively. There were zero, 25,000 and 20,000 stock option exercises for the years ended September 30, 2012, 2011 and 2010, respectively.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as availablefor-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of September 30, 2012, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$1,000	$59	$1,059

In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the year ended September 30, 2012.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

B.	Summary of Significant Accounting Policies – continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
September 30, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$1,059	$1,059	$-	$-
Derivative liability	$75	$-	$75	$-

(in thousands)	Carrying
September 30, 2011	Amount	Level 1	Level 2	Level 3
Marketable securities	$510	$510	$-	$-
Derivative liability	$1,209	$-	$1,209	$-

Impact of Recently Issued Accounting Standards

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which were effective as of October 1, 2011, the remaining new disclosure requirements were effective as of October 1, 2010. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011 new guidance was issued regarding the goodwill impairment testing for reporting units. This guidance gives the entity the option to perform a qualitative assessment and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has early-adopted this guidance beginning with our Form 10-Q for the quarter ending December 31, 2011. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company will adopt this guidance beginning with our Form 10-Q for the quarter ending December 31, 2012.

In July 2012 new guidance was issued regarding the impairment testing related to indefinite-lived intangible assets. This guidance permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company has early-adopted this guidance beginning with our Form 10-K for the year ended September 30, 2012. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

D.	Property and Equipment

Property and equipment consisted of the following:

(in thousands, except per share data)	September 30,
	2012	2011
Buildings and land	$61,296	$48,007
Leasehold improvements	16,913	16,399
Furniture	4,948	3,933
Equipment	17,379	14,353
Total property and equipment	100,536	82,692
Less accumulated depreciation	(20,596)	(16,800)

Property and equipment, net	$79,940	$65,892

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)
		September 30,
		2012	2011
Indefinite useful lives:
Goodwill		$43,421	$23,550
Licenses		50,608	42,092
	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	27	46
Unamortized non-compete agreements	5 years	1,150	1,045

Total goodwill and intangible assets		$95,206	$66,733

(in thousands)	2012		2011
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$42,092	$23,550	$40,740	$21,021
Intangibles acquired	8,516	19,871	1,150	2,731

Other	-	-	202	(202)
Ending balance	$50,608	$43,421	$42,092	$23,550

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2012 is (in thousands): 2013 - $388, 2014 - $272, 2015 - $232, 2016 - $181, 2017 - $94 and thereafter - $10.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, Intangibles - Goodwill and Other, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  Impairment of intangible assets was $3,574,000 for the year ended September 30, 2010, representing the impairment of the Philadelphia club. There was no impairment for the years ended September 30, 2012 or 2011.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

F.	Long-term Debt

Long-term debt consisted of:

		September 30,
(in thousands)		2012	2011

Notes payable at 9-11%, mature August 2015	*	$1,551	$1,703
Notes payable at 10%, mature December 2014 and January 2015	*	2,364	2,460
Note payable at 7%, matures October 2012, collateralized by assets of RCI Entertainment North Carolina, Inc.		-	61
Note payable at 7%, matures December 2019	*	261	288
Note payable at 7.25%, matures May 2013	*	1,169	1,432
Notes payable at 14%, mature September 30, 2020, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.		7,741	9,506
Note payable at 6.15%, matures February 2028, collateralized by an aircraft		-	1,408
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2012), matures April 2017	*	3,250	3,345
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2012), matures June 2017	*	3,901	4,019
Note payable at 8%, matures January 2022	*	3,343	-
Notes payable at 5.5%, matures January 2023		1,500	-
Notes payable at 5.5%, matures January 2023	*	6,500	-
8.15% note payable secured by aircraft, matures February 2017		2,680	-
Note payable at 7%, matures April 2025	*	1,981	2,076
Note payable at 6.3%, matures June 2030, collateralized by an aircraft		488	502
Notes payable at 4.75%-7.25%, mature December 2014 and September 2019	*	1,396	1,815
10% convertible debentures		2,653	6,189
Note payable at 9.5%, matures August 2024		22,000	-
Convertible note payable from a related party at 10%, matures August 1, 2014		750	750
Total debt		63,528	35,554

Less current portion		6,603	5,494

Total long-term debt		$56,925	$30,060

 * Collateralized by real estate

Following is a summary of long-term debt at September 30:
(in thousands)
	2012	2011
Secured by real estate	$25,716	$17,138
Secured by stock in subsidiary	29,741	9,506
Other	8,071	8,910
	$63,528	$35,554

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

F.	Long-term Debt – continued

On September 30, 2010, the two secured promissory notes were modified again.  Under the modified terms the promissory notes become 10 year amortized facilities that provides for equal monthly payments of $77,633 each and will be fully paid on September 30, 2020, rather than a balloon payment for the entire amount that would have been due on November 30, 2012.  Interest on the modified note remains at 14 percent.  The Company paid each holder $50,000 as consideration for entering into the extension. The $100,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470, Debt.

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $6 million, which was paid $1.6 million in cash and $4.4 million through the issuance of a promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually. The note is payable in monthly installments of $34,999 until June 2017.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

F.	Long-term Debt – continued

In April 2010, the Company acquired the real estate for the club in Austin, Texas formerly known as Rick’s Cabaret, now operated as “The Mansion”.  In connection with the purchase, the Company executed a note to the seller amounting to $2.2 million. The note is collateralized by the real estate and is payable in monthly installments through April 2025 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%. As of September 30, 2012, the effective rate was 7%.

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bears interest at 6.30% with monthly principal and interest payments of $3,803 beginning July 2010. The note matures in June 2030.

On June 25, 2010, the Company completed the sale of an aggregate of approximately $9.2 million in 10% Convertible Debentures (the “2010 Debentures”) to certain accredited investors (the “2010 Holders”).  The 2010 Debentures bear interest at the rate of 10% per annum and mature on June 25, 2013.  The 2010 Debentures are payable with one initial payment of interest only due December 26, 2010, and, thereafter in ten equal quarterly principal payments of $920,000 plus accrued interest thereon.  At the option of the 2010 Holders, the principal amount of the 2010 Debentures and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share.  The 2010 Debentures are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.   Considering the cost of the associated warrants and issue costs explained below, the effective interest rate on the 2010 Debentures is 13.1%.

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

The cost of the warrants has been recognized as a discount on the related debt and will be amortized over the life of the debt. The remaining unamortized debt discount of $106,631 is included in current portion of long-term debt.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

F.	Long-term Debt – continued

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $2,000,000 cash and $3,500,000 in the form of an 8% promissory note that is payable over 10 years at $42,465 per month including interest. The Fort Worth property represents the land for Cabaret East, one of our clubs, and the Dallas property represents the land at another gentlemen’s club. This transaction closed on January 13, 2012.

In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%.

In February 2012, the Company borrowed $2.7 million from a lender. The funds were used to purchase an aircraft. The debt bears interest at 8.15% with monthly principal and interest payments of $26,386 beginning March 2012. The note matures in February 2017.

As consideration for the purchase of the Foster Clubs (Note M), a subsidiary paid to the sellers at closing $3,500,000 cash and $22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments of $256,602 per month and is secured by the assets purchased from the Companies.

Future maturities of long-term debt consist of the following: (in thousands)

2013	$6,603
2014	5,909
2015	6,520
2016	4,252
2017	12,284
Thereafter	27,960
Total maturities of long-term debt, net of debt discount	$63,528

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2012	2011	2010
Current	$2,519	$1,627	$2,576
Deferred	1,855	3,776	422
Total income tax expense	$4,374	$5,403	$2,998

Income tax expense on continuing operations differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30 as a result of the following:

(in thousands)	2012	2011	2010
Computed expected tax expense	$4,194	$5,323	$2,347
State income taxes, net of federal benefit	140	140	105
Stock option disqualifying dispositions and other permanent differences	40	(60)	546
Total income tax expense	$4,374	$5,403	$2,998

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

G.	Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 were as follows:

	(in thousands)	2012	2011
Deferred tax assets (liabilities):
Definite and indefinite lived intangibles		$(14,954)	$(14,373)
Property and equipment		(8,627)	(8,660)
Patron tax		3,447	2,241
Net operating loss carryforward and other		(194)	2,954
Net deferred tax liabilities		$(20,328)	$(17,838)

The net deferred taxes are recorded in the balance sheets as follows:

	2012	2011
Current assets	$3,635	$5,195
Long-term liabilities	(23,963)	(23,033)
Net deferred tax liabilities	$(20,328)	$(17,838)

Included in the Company’s deferred tax liabilities at September 30, 2012 is approximately $16.1 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2012, 2011 and 2010, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

For tax purposes, the Company has recognized a loss for tax purposes of approximately $13.5 million for the year ended September 30, 2011 upon the closing of the Las Vegas club. The loss resulted in a loss for tax purposes for the year of approximately $2.3 million. This loss was carried forward to the subsequent year for tax purposes.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

H.	Put Options and Temporary Equity - continued

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity. After the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $3.2 million at September 30, 2012.  If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability as explained in Note B of Notes to Consolidated Financial Statements.

The annual obligation the Company would have if its stock price remains in the future at the closing market price on September 30, 2012 of $8.28 per share, of which there can be no assurance, would be $319,500 for the year ending September 30, 2013, including the derivative financial instruments recognized in our consolidated balance sheet at September 30, 2012.

Each $1.00 per share movement of our stock price has an aggregate effect of $13,500 on the total obligation.

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

Following is a summary of options activity:

(in thousands, except exercise prices and contractual terms)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value at September 30, 2012
Outstanding at October 1, 2009	120	7.53
Granted	465	10.25
Forfeited	-
Exercised	(20)	2.80
Outstanding at September 30, 2010	565	9.94
Granted	35	7.15
Forfeited	(55)	8.57
Exercised	(25)	7.55
Outstanding at September 30, 2011	520	$10.01
Granted	755	$8.41
Expired or cancelled	(490)	$10.18
Exercised	-
Outstanding at September 30, 2012	785	$8.36	1.79	$-
Exercisable at September 30, 2012	30	$7.15	0.92	$34

As of September 30, 2012, the range of exercise prices for outstanding options was $7.15 - $8.78.

In September 2010, the Company issued 465,000 stock options under the 2010 Plan to Directors and certain employees.  These options became exercisable immediately, have a strike price of $10.25 per share and expired in September 2012.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

I.	Stock Options – continued

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

On July 2, 2012, the Company issued 655,000 options to certain Company employees. Of these options, 442,500 were exchanged for existing options which were to expire in September 2012. These new options become exercisable in July 2013, have a strike price of $8.35 per share and expire in July 2014.  The fair value of these options was estimated to be $966,493 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

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

During the years ended September 30, 2012, 2011 and 2010, the Company recorded $314,761, $8,254 and $405,229 of stock-based compensation, respectively. Unamortized stock compensation expense amounted to $853,713 at September 30, 2012.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $2.9 million, $3.0 million and $2.7 million for the years ended September 30, 2012, 2011 and 2010, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2012 are as follows:

(in thousands)

2013	$2,313
2014	2,854
2015	1,273
2016	1,085
2017	835
Thereafter	4,438

Total future minimum lease obligations	$12,798

Legal Matters

Beginning January 1, 2008, our Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which we are a member, alleging the fee amounts to an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when the State gives notice of appeal, it supersedes and suspends the judgment, including the injunction. Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but has taken no affirmative action to enforce that right.

On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment, holding that the Sexually Oriented Business (“SOB”) fee violated the First Amendment to the U.S. Constitution, but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.  TEA is now in the process of appealing this new decision to the Texas Third Court of Appeals.

We have not made any payments of these taxes since the first quarter of 2009 and plan not to make any such payments while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet. If the final decision of the courts is ultimately in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

Since the inception of the tax, we have paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, we have accrued the tax, but not paid the State.  Accordingly, as of September 30, 2012, we have approximately $9.8 million in accrued liabilities for this tax.  Patron tax expense amounted to $3.0 million, $2.9 million and $2.8 million for the years ended September 30 2012, 2011 and 2010, respectively.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

J.	Commitments and Contingencies - continued

The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes we have paid under this statute.  The courts have not yet addressed these additional claims.  If we are successful in the remaining litigation, the amount we have paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

In September 2011, the Company and its CEO were sued in District Court in Travis County Texas by a shareholder for damages as a result of the plaintiff’s alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner. On March 21, 2012, the Company agreed to a settlement in the case. The terms of the settlement provide for the payment of $2,650,000 to the plaintiff and a full and complete release of the Company and the Company’s CEO. The settlement amount was paid with approximately $850,000 in insurance proceeds and a cash payment from the Company of approximately $1.8 million. No admission of liability was made by the Company. The parties completed the settlement documents and an Order of Dismissal was entered into on April 19, 2012. The $1.8 million has been expensed in the year ended September 30, 2012.

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

Two securities class action lawsuits were filed against us in June 2011 in the U.S. District Court for the Southern District of Florida. The plaintiffs claim to represent recipients of text messages. The complaints allege that we violated the Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited advertisements by text message to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. On January 20, 2012, an amended complaint was filed in one of the cases to add one of our subsidiaries as a defendant. One of the cases was settled in June 2012 for $200,000. The other case was settled and paid for $155,000 in September 2012.

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

K.	Common Stock

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

K.	Common Stock- continued

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

During the year ended September 30, 2012, the following common stock transactions occurred:

Warrants totaling 118,856 shares were exercised by holders for proceeds of $1.0 million.

The Company acquired 262,054 shares of common stock for the treasury at a cost of $2.1 million.  These shares were subsequently retired.

L.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $55,000, $55,000 and $47,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

M.	Acquisitions

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

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

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

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

2012 Acquisitions and Openings

The New West

Our wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100% of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000. The Company now operates the BYOB club as “Temptations”. The entire purchase price of $380,000 was allocated to SOB License.

Silver City

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

Green Star owns and operates an adult entertainment cabaret known as “Silver City Cabaret,” located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Mr. Mantas owned 100% of the stock of Green Star and Fine Dining. Pursuant to the Silver City Purchase Agreement, Mr. Mantas agreed to sell (i) all the stock of Green Star to RCI Stemmons for the purchase price of $1,400,000 in the form of a promissory note and (ii) all the stock of Fine Dining to RCI Fine Dining for the purchase price of $100,000 in the form of a promissory note. Each of the promissory notes are payable over 11 years and have an adjustable interest rate of 5.5%. The rates adjust to prime plus 2.5% in the 61st month, not to exceed 9%. This transaction closed on January 17, 2012.

Adelphi owned the real properties where the Silver City Cabaret is located, including 7501 N. Stemmons Freeway, Dallas, Texas 75247 and 7600 John West Carpenter Freeway, Dallas, Texas 75247, and PNYX owned certain adjacent real property at 7506 John West Carpenter Freeway, Dallas, Texas 75247. In transactions related to the Prior Agreement, Adelphi and PNYX had previously entered into real estate purchase agreements with RCI Holdings on November 17, 2011, which agreements were subsequently amended as part of the Silver City Purchase Agreement transaction. Pursuant to the real estate purchase agreements, as amended, (i) Adelphi agreed to sell the real properties at 7501 N. Stemmons and 7600 John West Carpenter for the purchase price of $6,500,000, payable $300,000 in cash and $6,200,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years, and (ii) PNYX agreed to sell the real property at 7506 John West Carpenter for the purchase price of $1,000,000, payable $700,000 in cash and $300,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. The rates adjust to prime plus 2.5% in the 61st month, not to exceed 9%. The real estate transactions closed contemporaneously with the Silver City Purchase Agreement.

At closing of the Silver City Purchase Agreement transactions, Mr. Mantas entered into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties (excepting the property located at 1449 Inwood Road, Dallas, Texas 75247).

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$6,510
Equipment and furniture	130
Noncompete	100
Inventory and other current assets	47
Goodwill	774
SOB licenses	2,213
Deferred taxes	(774)
Net assets	$9,000

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

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

Jaguars

On August 3, 2012, our wholly owned subsidiary, Jaguars Acquisition, Inc. (“JAI”), entered into a Purchase Agreement (the “Purchase Agreement”) with Bryan S. Foster and 13 entities owned by him (the “Companies”), to acquire nine operating adult cabarets and two other licensed locations under development (collectively, the “Foster Clubs”). Ten of the clubs are located in Texas, including clubs in Tye (near Abilene), Lubbock (two clubs), Odessa (two clubs), El Paso, Harlingen, Longview, Edinburg and Beaumont, and one club is located in Phoenix, Arizona. On September 17, 2012, the parties entered into an Amendment to Purchase Agreement, whereby the Beaumont acquisition will be effected through an asset purchase rather than a stock purchase. The Amendment also made minor changes to certain representations and warranties within the Purchase Agreement.

On September 17, 2012, JAI and its subsidiaries closed the transactions contemplated by the Purchase Agreement, as amended, and completed the acquisitions of nine of the 11 Foster Clubs. The acquisitions of the remaining two clubs, which are located in Beaumont and Longview, were expected to be completed shortly after final permitting had been obtained from the local jurisdictions, at which time the closing documents for those two clubs were released. Longview was closed on September 28, 2012 and Beaumont on October 12, 2012. As consideration for the purchase of the Foster Clubs, JAI and its subsidiaries paid to Foster and the Companies at closing $3,500,000 cash and $22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments and is secured by the assets purchased from the Companies. Upon closing of the Real Estate Agreement (as defined below), JAI and its subsidiaries paid Foster the remaining $500,000 cash consideration due with the purchase of the Foster Clubs.

The Club Note also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which would equate to a $6,000,000 Reduction Amount if enforced.

At closing of the Purchase Agreement, Mr. Foster entered into a five-year non-competition agreement providing for him to not compete with us or our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within a radius of 50 miles of the location of any of the adult clubs owned by our subsidiaries, excluding the adult cabaret located at 11327 Reeder Road, Dallas, Texas, 75229.

As previously disclosed on August 9, 2012, in connection with the Purchase Agreement, our wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provides for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. See Note Q of Notes to Consolidated Financial Statements for an explanation of the real estate transaction.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

M.	Acquisitions and Dispositions – continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Equipment and furniture	$478
Noncompete	450
Inventory and other current assets	16
Goodwill	19,133
SOB licenses	5,923
Net assets	$26,000

The allocation of fair values are preliminary amounts and are subject to change in the future during the measurement period.

The Company incurred approximately $316,000 in legal costs and finder’s fees associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

The results of operations of these entities are included in the Company’s consolidated results of operations since September 17, 2012. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.

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

	FOR THE YEAR ENDED SEPTEMBER 30,
	2012	2011

Revenues	$109,723	$97,769
Net income	$8,660	$8,966

Net income per share – basic	$0.89	$0.90
Net income per share – diluted	$0.89	$0.90

Weighted average shares outstanding – basic	9,691	9,930
Weighted average shares outstanding – diluted	9,697	9,932

N.	Discontinued Operations

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the years ended September 30, 2012 and 2011.

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

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

N.	Discontinued Operations - continued

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

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to zero, $2.6 million and $8.9 million for the years ended September 30, 2012, 2011 and 2010, respectively.

(in thousands)	Year Ended September 30,
	2012	2011	2010
Loss from discontinued operations	$(264)	$(1,107)	$(914)
Loss on sale of discontinued operations	-	(2,270)	(16,937)
Income tax - discontinued operations	92	1,182	6,248
Total loss from discontinued operations, net of tax	$(172)	$(2,195)	$(11,603)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2012	2011
Current assets	$30	$33
Property and equipment	40	76
Other assets	2	3
Current liabilities	(130)	(144)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(91)	$(65)

Loss on sale of discontinued operations above represents actual loss or impairment of the Las Vegas and Austin clubs Impairment of the Philadelphia club is included in continuing operations in the year ended September 30, 2010.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

O.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)

	Fiscal Year 2012
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$22,019	$25,414	$23,921	$23,866
Income from continuing operations	$2,286	$2,257	$1,898	$1,521
Net income	$2,185	$2,117	$1,823	$1,453
Basic income per share:
Income from continuing operations	$0.23	$0.23	$0.19	$0.16
Net income	$0.23	$0.22	$0.19	$0.15
Diluted income per share:
Income from continuing operations	$0.23	$0.23	$0.19	$0.15
Net income	$0.23	$0.22	$0.19	$0.15
Basic weighted average shares outstanding	9,685	9,720	9,725	9,633
Diluted weighted average shares outstanding	9,687	9,731	9,731	9,636

	Fiscal Year 2011
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$19,669	$21,580	$20,791	$21,451
Income from continuing operations	$2,348	$3,285	$2,530	$2,089
Net income	$2,076	$2,923	$888	$1,959
Basic income per share:
Income from continuing operations	$0.23	$0.33	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Diluted income per share:
Income from continuing operations	$0.23	$0.32	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Basic weighted average shares outstanding	10,043	9,937	9,924	9,815
Diluted weighted average shares outstanding	10,045	10,771	9,941	9,817

	Fiscal Year 2010
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$16,841	$20,069	$18,022	$19,131
Income (loss) from continuing operations	$1,194	$2,958	$1,123	$(1,370)
Net income (loss)	$783	$2,945	$857	$(12,543)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.12	$0.31	$0.11	$(0.14)
Net income (loss)	$0.08	$0.31	$0.09	$(1.24)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.12	$0.31	$0.11	$(0.14)
Net income (loss)	$0.08	$0.31	$0.09	$(1.24)
Basic weighted average shares outstanding	9,370	9,314	9,905	10,153
Diluted weighted average shares outstanding	9,385	9,488	9,958	10,153

The operating results for the quarter ended September 30, 2010 were materially affected by the impairment expense, amounting to approximately $20.5 million.

RICK’S CABARET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

P.	Gain on Settlement of Debt

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

Q.	Subsequent Events

As previously disclosed on August 9, 2012, in connection with the acquisition of the Foster Clubs, as explained in Note M, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company will record a debt discount of $431,252 related to the one-time payment of $650,000.

On December 6, 2012, our wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Purchase and Sale Agreement (the “Real Estate Agreement”) with Regent 33rd Corp. (“Regent”). Regent owns the building located at 50 West 33rd Street, New York, New York where an adult cabaret owned by our subsidiary, RCI Entertainment (New York), Inc. (“RCI New York”), is located. Regent currently leases the entire building to RCI New York under a lease agreement with a term that ends in 2023. The Real Estate Agreement provides for RCI Holdings to acquire the building from Regent for aggregate consideration of $23,000,000. Pursuant to the agreement, RCI Holdings paid $500,000 cash in escrow on December 6, 2012 and will pay an additional $250,000 cash in escrow by March 6, 2013. The Real Estate Agreement is scheduled to close by June 4, 2013, at which time the escrow funds will be released to Regent, and RCI Holdings will pay Regent the balance of the purchase price, under the terms and conditions of the Real Estate Agreement. Also at closing, Regent will assign to RCI Holdings the lease agreement under which RCI New York leases the building.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedure

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of September 30, 2012, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2012, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	44	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	63	Chief Financial Officer
Travis Reese	43	Director and Executive Vice President
Robert L. Watters	61	Director
Steven Jenkins	55	Director
Luke Lirot	55	Director
Nour-Dean Anakar	55	Director

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Mr. Jenkins, Mr. Anakar and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2012 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

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

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2012 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2012 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2012 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2012, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2012, with the exception of four members of our Board of Directors, including Anakar Nour-Dean, Luke Lirot, Stephen Jenkins and Robert Watters, who each were late in the filing of a Form 4.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.ricks.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2012, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2012, 2011 and 2010 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
Eric S.	2012	623,077	-0-		-0-	83,129	(1)	-0-	-0-	72,683	(1)	778,889
Langan,	2011	600,000	-0-		-0-	-0-		-0-	-0-	53,729	(1)	653,729
President/	2010	600,000	-0-		-0-	86,146	(1)	-0-	-0-	38,700	(1)	724,846
CEO

Phillip	2012	215,000	10,000	(4)	-0-	14,896	(2)	-0-	-0-	30,615	(2)	270,511
Marshall,	2011	204,615	30,000	(4)	-0-	-0-		-0-	-0-	27,426	(2)	262,041
CFO	2010	200,000	10,000	(4)	-0-	11,116	(2)	-0-	-0-	19,336	(2)	240,452

Travis	2012	204,615	-0-		-0-	18,808	(3)	-0-	-0-	27,862	(3)	251,285
Reese,	2011	200,000	-0-		-0-	-0-		-0-	-0-	37,969	(3)	237,969
Executive	2010	197,260	-0-		-0-	13,895	(3)	-0-	-0-	30,465	(3)	241,620
Vice President

1	Mr. Langan received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009. Mr. Langan also received 155,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010. Mr. Langan also received 215,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012. Of these options, 155,000 were replacement of the September 30, 2010 options. Mr. Langan also received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Langan and his family also received the use of certain automobiles in each year.
2	Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as a performance bonus in August 2007. Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010. Mr. Marshall also received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012. Of these options, 20,000 were replacement of the September 30, 2010 options. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Marshall and his family also received the use of certain automobiles in each year.
3	Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009. Mr. Reese also received 25,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010. Mr. Reese also received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012. Of these options, 25,000 were replacement of the September 30, 2010 options. Mr. Reese also received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Reese also received the use of an automobile in each year.
4	Mr. Marshall received a bonus of $10,000 in 2012, $30,000 in 2011 and $10,000 in 2010 for outstanding performance.

2012 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the 2012 annual option incentive programs and performance-based awards. No non-equity incentive plan awards were made in 2012 for officers.

		Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant Date	Threshold #(1)	Target #(1)	Maximum #(1)
Eric Langan	6/27/2012	10,000	10,000	10,000
Eric Langan	7/2/2012	215,000	215,000	215,000
Phillip Marshall	7/2/2012	40,000	40,000	40,000
Travis Reese	6/27/2012	10,000	10,000	10,000
Travis Reese	7/2/2012	40,000	40,000	40,000

(1)  The stock option awards described in this chart were granted pursuant to the Company’s 2010 Stock Option Plan.  In this case, the named executives were not required to reach any specific performance level to receive these awards.  Rather, the Compensation Committee granted these awards to reward overall outstanding performance of the named executives during fiscal year 2012.

Outstanding Equity Awards at Fiscal Year End
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)

Eric S. Langan	10,000	10,000	10,000	8.78	6/27/14	0	0	0	0
	215,000	215,000	215,000	8.35	7/2/14	0	0	0	0

Phillip Marshall	40,000	40,000	40,000	8.35	7/2/14	0	0	0	0

Travis Reese	10,000	10,000	10,000	8.78	6/27/14	0	0	0	0
	40,000	40,000	40,000	8.35	7/2/14	0	0	0	0

OPTION EXERCISES

       One of the named executive officers exercised stock options in 2011.

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
Name	on Exercise	on Exercise
Travis Reese	5,000	$14,415

DIRECTOR COMPENSATION

We do not currently pay any cash directors' fees, but we pay the expenses of our directors in attending board meetings. In August 2011, we issued 7,500 stock options to each Director who is not a member of management. These options become exercisable in August 2012, have a strike price of $7.15 per share and expire in August 2013. In September 2010, we issued 10,000 stock options to each Director who is not a member of management and 5,000 shares to each Director who is a member of management.  These options became exercisable in September 2010, had a strike price of $10.25 per share with an expiration date in September 2012.  These options were exchanged on July 2, 2012, for an equal number of options, with a strike price of $8.35 per share, which become exercisable in July 2013 and expire in July 2014. Each non-executive Director also received 20,000 options on June 27, 2012 and each executive director also received 10,000 options. These options become exercisable in June 2013, have a strike price of $8.78 per share and expire in June 2014. Following is a schedule of the value of the options issued in the year ended September 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Watters	-0-	-0-	$19,296	-0-	-0-	-0-	$19,296
Nourdean Anakar	-0-	-0-	$19,296	-0-	-0-	-0-	$19,296
Steve Jenkins	-0-	-0-	$19,296	-0-	-0-	-0-	$19,296
Luke Lirot	-0-	-0-	$19,296	-0-	-0-	-0-	$19,296
Eric Langan	-0-	-0-	$9,648	-0-	-0-	-0-	$9,648
Travis Reese	-0-	-0-	$9,648	-0-	-0-	-0-	$9,648

EMPLOYMENT AGREEMENTS

On July 23, 2012, we entered into a new Employment Agreement with our Chief Executive Officer and President, Eric Langan. His previous employment agreement expired on April 1, 2012. The new agreement has a term of three years and provides for an annual base salary of $750,000 for the first year of the term and an annual base salary of $825,000 for the second and third year of the term. Under the terms of the agreement, Mr. Langan is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

On July 23, 2012, we entered into a new Employment Agreement with Travis Reese, our Executive V.P. and Chief Technology Officer. He previously served under the title “Executive V.P. and Director of Technology.” His previous employment agreement expired on February 1, 2012. The new agreement has a term of two years and provides for an annual base salary of $230,000 for the first year of the term and an annual base salary of $240,000 for the second year of the term. Under the terms of the agreement, Mr. Reese is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

On June 30, 2011, we entered into an Employment Agreement with Phillip K. Marshall to serve as our Chief Financial Officer. Mr. Marshall’s Employment Agreement extends through May 30, 2013, and provides for an annual base salary of $215,000. Under the terms of his Employment Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

The employment agreements of Messrs. Langan, Reese and Marshall each provide that, in the event we terminate such employee without cause or such employee terminates his employment because we reduce or fail to pay his compensation or materially change his responsibilities, such employee is entitled to receive in one lump sum payment the full remaining amount under the term of his employment agreement to which he would have been entitled had his agreement not been terminated.

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2012, there are 785,000 stock options outstanding.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Form 10-K.  Based on the reviews and discussions referred to above, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 1, 2012, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 1, 2012, there were 9,582,384 shares of common stock outstanding.

Name/Address	Number of shares		Title of class	Percent of Class (8)
Eric S. Langan 10959 Cutten Road Houston, Texas 77066	1,214,828	(1)	Common stock	12.68%
Phillip K. Marshall 10959 Cutten Road Houston, Texas 77066	8,995	(2)	Common stock	0.09%
Robert L. Watters 315 Bourbon Street New Orleans, Louisiana 70130	22,500	(3)	Common stock	0.23%
Steven L. Jenkins 16815 Royal Crest Drive Suite 160 Houston, Texas 77058	7,500	(4)	Common stock	0.08%
Travis Reese 10959 Cutten Road Houston, Texas 77066	15,330	(5)	Common stock	0.16%
Nour-dean Anakar 3978 Sorrento Valley Drive, #100 San Diego, California 92121	7,500	(6)	Common stock	0.08%
Luke Lirot 2240 Belleair Road, Suite 190 Clearwater, FL 33764	7,500	(7)	Common stock	0.08%
All of our Directors and Officers as a Group of seven (7) persons	1,284,153	(8)	Common stock	13.40%
E. S. Langan. L.P. 10959 Cutten Road Houston, Texas 77066	578,632		Common stock	6.04%

(1)	Mr. Langan has sole voting and investment power for 636,196 shares of common stock he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount does not include options to purchase up to 225,000 shares of common stock which are not exercisable within the next 60 days.

(2)	Includes 8,995 shares of common stock he owns directly. This amount does not include options to purchase up to 40,000 shares of common stock which are not exercisable within the next 60 days.

(3)	Includes 15,000 shares of common stock he owns directly and options to purchase up to 7,500 shares of common stock that are presently exercisable. This amount does not include options to purchase up to 30,000 shares of common stock which are not exercisable within the next 60 days.

(4)	Includes options to purchase up to 7,500 shares of common stock that are presently exercisable. This amount does not include options to purchase up to 30,000 shares of common stock which are not exercisable within the next 60 days.

(5)	Includes 15,330 shares of common stock he owns directly. This amount does not include options to purchase up to 50,000 shares of common stock which are not exercisable within the next 60 days.

(6)	Includes options to purchase up to 7,500 shares of common stock that are presently exercisable. This amount does not include options to purchase up to 30,000 shares of common stock which are not exercisable within the next 60 days.

(7)	Includes options to purchase up to 7,500 shares of common stock that are presently exercisable. This amount does not include options to purchase up to 30,000 shares of common stock which are not exercisable within the next 60 days.

(8)	These percentages exclude treasury shares in the calculation of percentage of class.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference..

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  We currently have four independent directors, Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot.   We know of no related transactions for the years ended September 30, 2012 and 2011.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2012, 2011 and 2010.

	2012	2011	2010
(in thousands)
Audit fees	$266	$261	$260
Audit-related fees	120	-	-
Tax fees	63	67	65
All other fees	-	-	-

Total	$449	$328	$325

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes acquisition audits, internal control reviews and accounting consultation.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 21 - Subsidiaries of the Registrant.

Exhibit 23 - Consent of Whitley Penn LLP, independent auditors

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

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Rick’s Cabaret International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2012.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2012

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 14, 2012

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2012

/s/ Robert L. Watters
Robert L. Watters	Director	December 14, 2012

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 14, 2012

/s/ Steven Jenkins
Steven Jenkins	Director	December 14, 2012

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2012

