Form 10-Q
period 2012-12-31
RICKS CABARET INTERNATIONAL INC
filed 2013-02-11
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐     No ☒

As of January 31, 2013, 9,527,344 shares of the Registrant’s Common Stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are note limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Rick’s Cabaret International, Inc. and its subsidiaries, unless the context indicates otherwise.

RICK'S CABARET INTERNATIONAL, INC.

PART I             FINANCIAL INFORMATION

Item 1.          Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
(in thousands, except per share data)	2012	2012
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$6,871	$5,520
Accounts receivable:
Trade, net	1,707	1,743
Other, net	311	296
Marketable securities	575	1,059
Inventories	1,399	1,260
Deferred tax asset	3,991	3,635
Prepaid expenses and other current assets	584	1,123
Assets of discontinued operations	64	72
Total current assets	15,502	14,708

Property and equipment, net
	90,907	79,940
Other assets:
Goodwill and indefinite lived intangibles, net	93,598	94,029
Definite lived intangibles, net	1,056	1,177
Other	3,144	2,539
Total other assets	97,798	97,745

Total assets	$204,207	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	December 31,	September 30,
	2012	2012
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,609	$1,865
Accrued liabilities	6,251	4,298
Texas patron tax liability	10,739	9,849
Current portion of derivative liabilities	75	75
Current portion of long-term debt	6,361	6,603
Liabilities of discontinued operations	147	163
Total current liabilities	25,182	22,853

Deferred tax liability	23,815	23,963
Other long-term liabilities	844	833
Long-term debt	64,090	56,925
Total liabilities	113,931	104,574

Commitments and contingencies

Temporary equity - Common stock, subject to put rights 5 and 9 shares, respectively	92	207

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,537 and 9,584 shares issued and outstanding, respectively	95	96
Additional paid-in capital	61,130	61,212
Accumulated other comprehensive income	70	59
Retained earnings	25,584	22,939
Total Rick’s permanent stockholders’ equity	86,879	84,306
Noncontrolling interests	3,305	3,306
Total permanent stockholders’ equity	90,184	87,612

Total liabilities and stockholders’ equity	$204,207	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2012	2011
	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$10,406	$8,916
Sales of food and merchandise	2,578	1,997
Service revenues	12,655	9,886
Other	1,502	1,220
Total revenues	27,141	22,019

Operating expenses:
Cost of goods sold	3,386	2,932
Salaries and wages	6,038	4,925
Stock-based compensation	282	8
Other general and administrative:
Taxes and permits	4,221	3,447
Charge card fees	374	308
Rent	570	703
Legal and professional	641	700
Advertising and marketing	1,109	995
Depreciation and amortization	1,320	1,120
Insurance	499	292
Utilities	489	404
Other	2,278	1,818
Total operating expenses	21,207	17,652
Income from operations	5,934	4,367

Other income (expense):
Interest income and other	8	2
Interest expense	(1,643)	(973)
Gain on change in fair value of derivative instruments	(1)	98
Income from continuing operations before income taxes	4,298	3,494
Income taxes	1,584	1,208
Income from continuing operations	2,714	2,286
Loss from discontinued operations, net of income taxes	(14)	(48)
Net income	2,700	2,238
Less: net income attributable to noncontrolling interests	(53)	(53)
Net income attributable to Rick’s Cabaret International, Inc.	$2,647	$2,185
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.28	$0.23
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.28	$0.23
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.28	$0.23
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.28	$0.23
Weighted average number of common shares outstanding:
Basic	9,575	9,685
Diluted	9,833	9,687

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2012	2011
	(UNAUDITED)

Net income to common stockholders	$2,647	$2,185

Other comprehensive income:
Unrealized holding gain on securities available for sale	11	15
Comprehensive income to common stockholders
	$2,658	$2,200
6

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	ENDED DECEMBER 31,
	2012	2011
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,700	$2,238
Loss from discontinued operations	14	48
Income from continuing operations	2,714	2,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,320	1,120
Deferred taxes	(109)	1,129
Amortization of note discount	45	36
(Gain) loss on change in fair value of derivative instruments	1	(98)
Deferred rents	10	12
Stock compensation expense	282	8
Changes in operating assets and liabilities:
Accounts receivable	15	246
Inventories	(139)	(107)
Prepaid expenses and other assets	(86)	(10)
Accounts payable and accrued liabilities	2,195	603
Cash provided by operating activities of continuing operations	6,248	5,225
Cash provided by (used in) operating activities of discontinued operations	(24)	(10)
Net cash provided by operating activities	6,224	5,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,438)	(1,177)
Proceeds from sale of marketable securities	500	-
Acquisition of businesses, net of cash acquired	-	(380)
Cash used in investing activities of continuing operations	(1,938)	(1,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(74)	(554)
Payments on long-term debt	(2,402)	(1,394)
Purchase of treasury stock	(405)	(417)
Distribution to minority interests	(54)	(54)
Cash used in financing activities of continuing operations	(2,935)	(2,419)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,351	1,239
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,520	9,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,871	$10,937
CASH PAID DURING PERIOD FOR:
Interest	$1,565	$861
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the quarter ended December 31, 2012, the Company incurred $9.3 million in debt in connection with the acquisition of real estate.

During the quarters ended December 31, 2012 and 2011, the Company recognized unrealized holding gains on marketable securities held for sale of approximately $11,000 and $15,000, respectively.

During the quarter ended December 31, 2012, the Company purchased and retired 50,733 common treasury shares. The cost of these shares was $405,459.

During the quarter ended December 31, 2011, the Company purchased and retired 60,240 common treasury shares. The cost of these shares was $417,063.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2012 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company has adopted this guidance beginning with this Form 10-Q for the quarter ending December 31, 2012.

In July 2012 new guidance was issued regarding the impairment testing related to indefinite-lived intangible assets. This guidance permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company has early-adopted this guidance beginning with the Form 10-K for the year ended September 30, 2012. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain significant accounting principles and disclosures.

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

The Company closed its Divas Latinas club in Houston during September 2010. This club is recognized in discontinued operations.

Fair Value Accounting

In December 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements . SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which required the Company to adopt these provisions in fiscal 2010.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of December 31, 2012, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$500	$75	$575

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended December 31, 2012.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
December 31, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$575	$575	$-	$-
Derivative liability	$75	$-	$75	$-

(in thousands)	Carrying
September 30, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$1,059	$1,059	$-	$-
Derivative liability	$75	$-	$75	$-

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The compensation costs recognized for the three months ended December 31, 2012 and 2011 were $281,745 and $8,254, respectively. There were no stock option grants or exercises for the three month periods ended December 31, 2012 and 2011.

 Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2012:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	785	$8.36
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2012	785	$8.36	1.54	$27
Options exercisable as of December 31, 2012	30	$7.15	0.67	$27

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the three months ended December 31, 2012 and 2011:

(in thousands)	2012		2011
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$50,608	$43,421	$42,092	$23,550
Intangibles acquired	-	-	380	-
Other	-	(431)	(3)
Ending balance	$50,608	$42,990	$42,469	$23,550

6.          COMMON STOCK

During the quarter ended December 31, 2012, the Company purchased 50,733 shares of Company common stock for its treasury at an aggregate cost of $405,459. These shares have been retired.

During the quarter ended December 31, 2011, the Company purchased 60,240 shares of Company common stock for its treasury at an aggregate cost of $417,063. These shares have been retired.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

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

(in thousands, except per share data)	FOR THE QUARTER ENDED
	DECEMBER 31,
	2012	2011
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,661	$2,233
Loss from discontinued operations, net of income taxes	(14)	(48)
Net income attributable to Rick's shareholders	$2,647	$2,185
Average number of common shares outstanding	9,575	9,685
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$0.28	$0.23
Discontinued operations	$(0.00)	$(0.00)
Net income attributable to Rick's shareholders	$0.28	$0.23
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,661	$2,233
Adjustment. to net earnings from assumed conversion of debentures (2)	65	-
Adjusted income from continuing operations	2,726	2,233
Discontinued operations	(14)	(48)
Adjusted net income attributable to Rick's shareholders	$2,712	$2,185
Average number of common shares outstanding:
Common shares outstanding	9,575	9,685
Potential dilutive shares resulting from exercise of warrants and options (1)	4	2
Potential dilutive shares resulting from conversion of debentures (2)	254	-
Total average number of common shares outstanding used for dilution	9,833	9,687
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$0.28	$0.23
Discontinued operations	$(0.00)	$(0.00)
Net income attributable to Rick's shareholders	$0.28	$0.23

(1)  All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 864,081 for the three months ended December 31, 2012 have been excluded from earnings per share due to being anti-dilutive.

(2)  Convertible debentures (principal and accrued interest) outstanding at December 31, 2012 and 2011 totaling $2,598,771 and $6,283,919, respectively, were convertible into common stock at a price of $10.00 and $10.25 per share in 2012 and 2011.

*EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

8. ACQUISITIONS

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

2013

In connection with the acquisition of the Foster Clubs, as explained in Note M in the Company’s Form 10-K for the year ended September 30, 2012, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

On December 6, 2012, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Purchase and Sale Agreement (the “Real Estate Agreement”) with Regent 33 rd Corp. (“Regent”). Regent owns the building located at 50 West 33rd Street, New York, New York where an adult cabaret owned by the Company’s subsidiary, RCI Entertainment (New York), Inc. (“RCI New York”), is located. Regent currently leases the entire building to RCI New York under a lease agreement with a term that ends in 2023. The Real Estate Agreement provides for RCI Holdings to acquire the building from Regent for aggregate consideration of $23,000,000. Pursuant to the agreement, RCI Holdings paid $500,000 cash in escrow on December 6, 2012 (included in other assets in the accompanying Consolidated Balance Sheet) and will pay an additional $250,000 cash in escrow by March 6, 2013. The Real Estate Agreement is scheduled to close by June 4, 2013, at which time the escrow funds will be released to Regent, and RCI Holdings will pay Regent the balance of the purchase price, under the terms and conditions of the Real Estate Agreement. Also at closing, Regent will assign to RCI Holdings the lease agreement under which RCI New York leases the building.

9. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2012	2011
Computed expected tax expense	$1,461	$1,223
State income taxes	36	35
Stock option disqualifying dispositions and other permanent differences	87	(50)
Total income tax expense	$1,584	$1,208

Included in the Company’s deferred tax liabilities at December 31, 2012 is approximately $16.3 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the quarters ended December 31, 2012 and 2011, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

10.     COMMITMENTS AND CONTINGENCIES

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

The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, the Company will continue to accrue and expense the potential tax liability on its financial statements, so any ultimate negative ruling will not have any effect on its consolidated income statement and will only affect the consolidated balance sheet. If the final decision of the courts is ultimately in the Company’s favor, as it believes it will be, then the Company will record a one-time gain of the entire amount previously expensed.

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of December 31, 2012, the Company has approximately $10.7 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $890,000 and $712,000 for the quarters ended December 31, 2012 and 2011, respectively.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

10.  Commitments and Contingencies - continued

The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

The Company has been a defendant in a federal court, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. Discovery is now complete. The Company denies any liability in this matter and is vigorously defending the allegations.

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

11. SUBSEQUENT EVENTS

 On January 24, 2013, the Company sold to an investor (i) a 10% Convertible Debenture with a principal amount of $3,000,000 (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 60,000 shares of the Company’s common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.00 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due July 24, 2013, and thereafter, the principal amount is payable in six equal quarterly principal payments of $500,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, the Company has the right to redeem the Debenture if its common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.00 per share (subject to adjustment) and expires on January 24, 2015. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, the Company has the right to require exercise of the Warrant if its common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debenture and Warrant to the investor in a private transaction and received consideration of $3,000,000. Brean Capital, LLC acted as exclusive placement agent for the transaction and received a placement fee of 6% of the gross proceeds raised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and the audited consolidated financial statements and related notes included in our Form 10-K as of September 30, 2012.

GENERAL

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of December 31, 2012, we own and/or operate a total of thirty-four adult nightclubs that offer live adult entertainment, restaurant and bar operations. We also own a sexually oriented business license at one other location which will be opened in January 2013. The Company also has one non adult-oriented nightclub/restaurants opened in January 2013 and two more scheduled to be opened later in 2013. The Company has one reportable segment, nightclubs. Our website address is www.Ricks.com .  We also have an investors’ website – www.ricksinvestor.com .

SCHEDULE OF CLUBS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick's Cabaret, Houston, TX	2000
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX (2)	2013
Bombshells, Dallas, TX (1)	2013
Ricky Bobby, Fort Worth, TX (1)	2013

(1) To be opened in 2013.

(2) Opened in January 2013

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The Company has updated references to GAAP in this Form 10-Q to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are carried at the lower of cost, average cost, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or market.\

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2012, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. We determined that there is no net asset impairment at September 30, 2012.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock .  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2010 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.   Total sales and liquor taxes aggregated $1.6 million and $1.4 million for the three months ended December 31, 2012 and 2011, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Accounting for Income Taxe s. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share . FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

Stock Options

The Company has adopted the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation .

The compensation cost recognized for the three months ended December 31, 2012 and 2011 was $281,745 and $8,254, respectively.  There were no stock options exercises for the three months ended December 31, 2012 and 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

For the three months ended December 31, 2012, we had consolidated total revenues of $27.1 million compared to consolidated total revenues of $22.0 million for the three months ended December 31, 2011, an increase of $5.1 million or 23.3%. The increase in total revenues was primarily attributable to sales at clubs purchased in 2011 and 2012 of approximately $4.8 million.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2012 and 2011 with percentages compared to total revenue:

(in thousands)	2012	%	2011	%

Sales of alcoholic beverages	$10,406	38.3%	$8,916	40.5%
Sales of food and merchandise	2,578	9.5%	1,997	9.1%
Service Revenues	12,655	46.6%	9,886	44.9%
Other	1,502	5.5%	1,220	5.5%
Total Revenues	27,141	100.0%	22,019	100.0%

Cost of Goods Sold	3,386	12.5%	2,932	13.3%
Salaries & Wages	6,038	22.2%	4,925	22.4%
Stock-based Compensation	282	1.0%	8	0.0%
Taxes and permits	4,221	15.6%	3,447	15.7%
Charge card fees	374	1.4%	308	1.4%
Rent	570	2.1%	703	3.2%
Legal & professional	641	2.4%	700	3.2%
Advertising and marketing	1,109	4.1%	995	4.5%
Depreciation and amortization	1,320	4.9%	1,120	5.1%
Insurance	499	1.8%	292	1.3%
Utilities	489	1.8%	404	1.8%
Other	2,278	8.4%	1,818	8.3%

Total operating expenses	21,207	78.1%	17,652	80.2%
Income from continuing operations	5,934	21.9%	4,367	19.8%

Interest income	8	0.0%	2	0.0%
Interest expense	(1,643)	-6.1%	(973)	-4.4%
Gain (loss) on change in fair value of derivative instruments	(1)	0.0%	98	0.4%
Income from continuing operations before income taxes	$4,298	15.8%	$3,494	15.9%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage. The cost of goods sold for the club operations for the three months ended December 31, 2012 was 12.4% compared to 13.2% for the three months ended December 31, 2011. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2012 was 13.1%, compared to 13.3% for the same period ended December 31, 2011.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2012. Payroll for same-location-same-period of club operations increased to $4.2 million for the three months ended December 31, 2012 from $4.1 million for the same period ended December 31, 2011. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense is due to certain refunds of overpaid rent from a landlord in prior years.

The decrease in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2011 and other more active lawsuits in 2011.

The increase in depreciation and amortization is due to the acquisitions of new clubs.

The increase in insurance expense is due to an increase from acquisitions and an increase in premium rates.

The increase in the percentage of other expenses is due to growth from new clubs.

The increase in interest expense was attributable to the new debt in 2012 from acquisition debt, net of the continuing amortization of our long-term debt.

Income taxes, as a percentage of income before taxes was 36.9% and 34.6% for the quarters ended December 31, 2012 and 2011, respectively. The increase is due to a change in permanent differences in 2012, principally the stock-based compensation.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $6.1 million for the three months ended December 31, 2012 from $5.4 million for same period ended December 31, 2011, or by 12.5%.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company and helps management and investors gauge our ability to generate cash flow, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

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

Adjusted EBITDA . We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, acquisition costs, litigation and other one-time legal settlements and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

Our adjusted EBITDA does not include interest expense, litigation and other one time legal settlements, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined under GAAP, as well as adjusted EBITDA, non-GAAP net income and non-GAAP operating income, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following tables present our non-GAAP measures for the quarters ended December 31, 2012 and 2011 (in thousands, except per share amounts):

(in thousands)	2012	2011
Reconciliation of GAAP operating income to
Adjusted EBITDA
GAAP operating income	$5,934	$4,367
Litigation and other one-time legal settlements	-	-
Acquisition costs	55	40
Depreciation and amortization	1,320	1,120
Adjusted EBITDA	$7,309	$5,527

Reconciliation of GAAP net income (loss) to
non-GAAP net income
GAAP net income (loss)	$2,647	$2,185
Amortization of intangibles	131	120
(Gain) loss on change in fair value of derivative instruments	1	(98)
Stock-based compensation	282	8
Income tax expense	1,584	1,208
Acquisition costs	55	40
Loss from discontinued operations, net of income taxes	14	48
Non-GAAP provision for income taxes	(1,631)	(1,229)
Non-GAAP net income	$3,083	$2,282

Reconciliation of GAAP diluted net income (loss)
per share to non-GAAP diluted net income per share
Fully diluted shares	9,833	9,687
GAAP net income (loss)	$0.28	$0.23
Amortization of intangibles	0.01	0.01
(Gain) loss on change in fair value of derivative instruments	0.00	(0.01)
Stock-based compensation	0.03	0.00
Income tax expense	0.16	0.12
Acquisition costs	0.01	0.00
Loss from discontinued operations, net of income taxes	0.00	0.00
Non-GAAP provision for income taxes	(0.17)	(0.13)
Non-GAAP diluted net income per share	$0.32	$0.24

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income	$5,934	$4,367
Amortization of intangibles	131	120
Stock-based compensation	282	8
Acquisition costs	55	40
Non-GAAP operating income	$6,402	$4,535

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	21.9%	19.8%
Amortization of intangibles	0.5%	0.5%
Stock-based compensation	1.0%	0.0%
Acquisition costs	0.2%	0.2%
Non-GAAP operating margin	23.6%	20.5%

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the three months ended December 31, 2012 and 2011.

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

We closed our Divas Latinas club in Houston during September 2010. This club is recognized in discontinued operations.

Following is summarized information regarding the discontinued operations:

	Quarter Ended December 31,
(in thousands)	2012	2011
Loss from discontinued operations	$(22)	$(74)
Income tax - discontinued operations	8	26
Total loss from discontinued operations, net of tax	$(14)	$(48)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	December 31,	September 30,
(in thousands)	2012	2012
Current assets	$31	$30
Property and equipment	31	40
Other assets	2	2
Current liabilities	(114)	(130)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(83)	$(91)

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

As of December 31, 2012, excluding the patron tax liability, we had working capital of $1.1 million compared to working capital of $1.7 million as of September 30, 2012. The decrease is principally due to the real estate purchases we made during 2012, utilizing $3.8 million in cash and an increase in current debt. Because of the large volume of cash we handle, stringent cash controls have been implemented. At December 31, 2012, our cash and cash equivalents were $6.9 million compared to $5.5 million at September 30, 2012.

Our depreciation for the quarter ended December 31, 2012 was $1.2 million compared to $1.0 million for the quarter ended December 31, 2011. Our amortization for the quarter ended December 31, 2012 was $131,000 compared to $105,000 for the quarter ended December 31, 2011.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

	Three Months Ended December 31,
	2012	2011
Income from continuing operations	$2,714	$2,286
Depreciation and amortization	1,320	1,120
Deferred taxes	(109)	1,129
Stock compensation expense	282	8
Change in operating assets and liabilities	1,985	732
Other	32	(60)
	$6,224	$5,215

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

	Three Months Ended December 31,
	2012	2011
Sale of marketable securities	$500	$-
Additions to property and equipment	(2,438)	(1,177)
Additions of businesses, net of cash acquired	-	(380)
	$(1,938)	$(1,557)

Following is a reconciliation of our additions to property and equipment for the quarters ended December 31, 2012 and 2011:

	Three Months ended
(in thousands)	December 31,
	2012	2011
Acquisition of real estate	$11,483	$-
Capital expenditures funded by debt	(9,711)	-
New capital expenditure in new clubs	290	711
Maintenance capital expenditures	376	466
Total capital expenditures in consolidated statement of cash flows	$2,438	$1,177

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

	Three Months Ended December 31,
	2012	2011
Purchase of put options and payments on derivative	$(74)	$(554)
Payments on long-term debt	(2,402)	(1,394)
Purchase of treasury stock	(405)	(417)
Distribution of minority interests	(54)	(54)
	$(2,935)	$(2,419)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Three Months Ended December 31, 2012
	2012	2011
Operating activities	$6,224	$5,215
Investing activities	(1,938)	(1,557)
Financing activities	(2,935)	(2,419)
Net increase (decrease) in cash	$1,351	$1,239

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

The maximum obligation that could be owed if our stock were valued at zero is $204,500 at December 31, 2012. If we are required to buy back any of these put options, the buy-back transaction will be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and will have no income statement effect. The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

Each $1.00 per share movement of our stock price has an aggregate effect of $8,500 on the total obligation.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the notes payable explained in Note 8 and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock. During the three months ended December 31, 2012, we purchased 50,733 shares of common stock in the open market at prices ranging from $7.84 to $8.26. During the three months ended December 31, 2011, we purchased 60,240 shares of common stock in the open market at prices ranging from $6.32 to $7.79.

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

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $4.3 million and net income before taxes of approximately $620,000 for fiscal year 2012. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition which was closed on October 16, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 10 of Notes to Consolidated Financial Statements within this Quarterly Report on Form 10-Q for the requirements of this Item, which section is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended December 31, 2012, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012, we purchased 45,733 shares of common stock in the open market at prices ranging from $7.84 to $8.26 per share. During the three months ended December 31, 2012, we purchased 5,000 shares of common stock from put option holders at a price of $8.23 per share. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 31, 2012	5,000	$8.23	-	1,073,827
November 30, 2012	11,999	$7.94	11,999	978,568
December 31, 2012	33,734	$7.98	33,734	709,518

Total	50,733	$7.99	45,733	709,518

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

RICK'S CABARET INTERNATIONAL, INC.

Date: February 11, 2013	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 11, 2013	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

