Form 10-Q
period 2013-03-31
RICKS CABARET INTERNATIONAL INC
filed 2013-05-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of April 30, 2013, 9,454,944 shares of the registrant’s Common Stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are note limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Rick’s Cabaret International, Inc. and its subsidiaries, unless the context indicates otherwise.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I                 FINANCIAL INFORMATION

Item 1.             Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	March 31, 2013	September 30, 2012
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$9,248	$5,520
Accounts receivable:
Trade, net	1,857	1,743
Other, net	383	296
Marketable securities	572	1,059
Inventories	1,520	1,260
Deferred tax asset	4,255	3,635
Prepaid expenses and other current assets	2,404	1,123
Assets of discontinued operations	35	72
Total current assets	20,274	14,708

Property and equipment, net	92,934	79,940

Other assets:
Goodwill	43,987	43,421
Other indefinite lived intangibles	53,458	50,608
Definite lived intangibles	1,247	1,177
Other	3,689	2,539
Total other assets	102,381	97,745

Total assets	$215,589	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	March 31, 2013	September 30, 2012
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,054	$1,865
Accrued liabilities	8,026	4,298
Texas patron tax liability	11,639	9,849
Current portion of derivative liabilities	-	75
Current portion of long-term debt	6,828	6,603
Liabilities of discontinued operations	121	163
Total current liabilities	28,668	22,853

Deferred tax liability	25,122	23,963
Other long-term liabilities	864	833
Long-term debt	68,179	56,925
Total liabilities	122,833	104,574

Commitments and contingencies

Temporary equity - Common stock, subject to put rights zero and 9 shares, respectively	-	207

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,483 and 9,584 shares issued and outstanding, respectively	95	96
Additional paid-in capital	60,960	61,212
Accumulated other comprehensive loss	67	59
Retained earnings	28,331	22,939
Total Rick’s permanent stockholders’ equity	89,453	84,306
Noncontrolling interests	3,303	3,306
Total permanent stockholders’ equity	92,756	87,612

Total liabilities and stockholders’ equity	$215,589	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2013	2012	2013	2012
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$11,044	$10,406	$21,449	$19,322
Sales of food and merchandise	2,878	2,335	5,456	4,333
Service revenues	13,052	11,281	25,707	21,167
Other	1,754	1,392	3,257	2,610
Total revenues	28,728	25,414	55,869	47,432

Operating expenses:
Cost of goods sold	3,495	3,390	6,881	6,322
Salaries and wages	6,149	5,204	12,187	10,130
Stock compensation	281	12	563	21
Other general and administrative:
Taxes and permits	4,573	3,953	8,794	7,404
Charge card fees	342	373	716	681
Rent	783	721	1,353	1,424
Legal and professional	980	741	1,621	1,441
Advertising and marketing	1,162	1,040	2,271	2,035
Insurance	570	347	1,069	638
Utilities	552	406	1,041	807
Depreciation and amortization	1,312	1,190	2,632	2,310
Settlement of lawsuit	-	1,831	-	1,831
Other	2,353	1,750	4,631	3,568
Total operating expenses	22,552	20,958	43,759	38,612
Operating income	6,176	4,456	12,110	8,820

Other income (expense):
Interest income	1	1	8	3
Interest expense	(1,762)	(1,106)	(3,405)	(2,079)
Gain on change in fair value of derivative instruments	1	40	1	138
Income from continuing operations before income taxes	4,416	3,391	8,714	6,882
Income taxes	1,615	1,134	3,199	2,342
Income from continuing operations	2,801	2,257	5,515	4,540
Loss from discontinued operations, net of income taxes	(3)	(87)	(17)	(133)
Net income	2,798	2,170	5,498	4,407
Less: net income attributable to noncontrolling interests	(53)	(53)	(106)	(106)
Net income attributable to Rick’s Cabaret International, Inc.	$2,745	$2,117	$5,392	$4,301

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.29	$0.23	$0.57	$0.46
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net income	$0.29	$0.22	$0.56	$0.44
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.29	$0.23	$056	$0.46
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net income	$0.29	$0.22	$0.56	$0.44

Weighted average number of common shares outstanding:
Basic	9,514	9,720	9,544	9,703
Diluted	9,988	9,731	9,871	9,710

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2013	2012	2013	2012
	(UNAUDITED)		(UNAUDITED)

Net income	$2,798	$2,170	$5,498	$4,407
Other comprehensive income:
Unrealized holding gain on securities available for sale	(3)	2	8	17
Comprehensive income	2,795	2,172	5,506	4,424
Less: net income attributable to noncontrolling interests	(53)	(53)	(106)	(106)
Comprehensive income to common stockholders	$2,742	$2,119	$5,400	$4,318

RICK'S CABARET INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE SIX MONTHS ENDED MARCH 31,
	2013	2012
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,498	$4,407
Loss from discontinued operations	17	133
Income from continuing operations	5,515	4,540
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,632	2,310
Deferred taxes	(122)	2,164
Amortization of note discount	126	72
Gain on change in fair value of derivative instruments	(1)	(138)
Deferred rents	(20)	24
Stock compensation expense	563	21
Changes in operating assets and liabilities:
Accounts receivable	(201)	(348)
Inventories	(260)	(39)
Prepaid expenses and other assets	(2,597)	(982)
Accounts payable and accrued liabilities	5,325	4,493
Cash provided by operating activities of continuing operations	10,960	12,117
Cash used in operating activities of discontinued operations	(23)	(137)
Net cash provided by operating activities	10,937	11,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,276)	(4,749)
Proceeds from sale of marketable securities	500	-
Acquisition of businesses, net of cash acquired	(3,000)	(1,434)
Cash used in investing activities of continuing operations	(5,776)	(6,183)
Cash use in investing activities of discontinued operations	-	-
Net cash used by investing activities	(5,776)	(6,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	(138)	(1,044)
Payments on long-term debt	(4,758)	(2,857)
Proceeds from long-term debt	4,500	-
Purchase of treasury stock	(929)	(722)
Exercise of warrants	-	900
Distribution to minority interests	(108)	(108)
Cash used in financing activities of continuing operations	(1,433)	(3,831)

NET INCREASE IN CASH	3,728	1,966
CASH AT BEGINNING OF PERIOD	5,520	9,698
CASH AT END OF PERIOD	$9,248	$11,664
CASH PAID (RECEIVED) DURING PERIOD FOR:
Interest	$3,134	$1,836
Income taxes	$1,095	$(562)

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the six months ended March 31, 2013, the Company purchased and retired 112,159 common treasury shares. The cost of these shares was $928,759.

During the six months ended March 31, 2013, the Company incurred $12.1 million in seller-financed long-term debt in connection with the acquisition of real estate.

During the six months ended March 31, 2013, the Company issued warrants valued at $38,256 in connection with the issuance of debt.

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

MARCH 31, 2013

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2012 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company has adopted this guidance beginning with the Form 10-Q for the quarter ending December 31, 2012.

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

Marketable Securities

Marketable securities at March 31, 2013 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of March 31, 2013, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the six month periods ended March 31, 2013 or 2012.  Marketable securities held at March 31, 2013 have a cost basis of approximately $500,000.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of March 31, 2013, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$500	$72	$572

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended March 31, 2013.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
March 31, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$572	$572	$-	$-

(in thousands)	Carrying
September 30, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$1,059	$1,059	$-	$-
Derivative liability	$75	$-	$75	$-

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

The Company has sold a controlling portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas. Accordingly, the Company has deconsolidated the subsidiary and carries it as an equity-method investment. The Company has not received any cash flows from the entity since the sale and doesn’t anticipate any in the near future. The remaining unimpaired investment amounted to approximately $96,000 as of March 31, 2013. The Company believes the investment is recoverable in the future due to the Sexually Oriented Business license which is held in the entity and the location. A new nightclub has not been opened in the space since the Company sold its controlling interest. Accordingly, the club is recognized as a discontinued operation in the accompanying consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Discontinued Operations - continued

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

The compensation costs recognized for the three months ended March 31, 2013 and 2012 were $281,745 and $12,381, respectively, and were $563,490 and $20,635 for the six months then ended, respectively. There were no stock option grants or exercises for the six months ended March 31, 2013 or 2012.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2013:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	785	$8.36
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of March 31, 2013	785	$8.36	1.29	$378
Options exercisable as of March 31, 2013	30	$7.15	0.42	$51

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2013 and 2012:

(in thousands)	2013		2012
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$50,608	$43,421	$42,092	$23,550

Intangibles acquired	2,850	997	1,603	-

Other	-	(431)	-	528
Ending balance	$53,458	$43,987	$43,695	$24,078

6.	LONG-TERM DEBT

On January 24, 2013, the Company sold to an investor (i) a 10% Convertible Debenture with a principal amount of $3,000,000 (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 60,000 shares of the Company’s common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.00 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due July 24, 2013, and thereafter, the principal amount is payable in six equal quarterly principal payments of $500,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if the Company’s common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.00 per share (subject to adjustment) and expires on January 24, 2015. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, the Company has the right to require exercise of the Warrant if the Company’s common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debenture and Warrant to the investor in a private transaction and received consideration of $3,000,000. Brean Capital, LLC acted as exclusive placement agent for the transaction and received a placement fee of 6% of the gross proceeds raised.

In March 2013, the Company borrowed $1.5 million from an individual. The note is collateralized by a second lien on the Company’s Miami nightclub, bears interest at 13% and interest is payable monthly. The principal is payable in March 2016.

See Note 9, Acquisitions, for information about certain long-term debt incurred in the acquisition of businesses.

7.	COMMON STOCK

During the six months ended March 31, 2013, the Company purchased 112,159 shares of Company common stock for its treasury at an aggregate cost of $928,759. These shares have been retired.

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

MARCH 31, 2013

(UNAUDITED)

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

Company’s earnings (as adjusted for interest expense) that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,748	$2,204	$5,409	$4,434
Loss from discontinued operations, net of income taxes	(3)	(87)	(17)	(133)
Net income attributable to Rick's shareholders	$2,745	$2,117	$5,392	$4,301
Average number of common shares outstanding	9,514	9,720	9,544	9,703
Basic earnings per share - income from continuing operations	$0.29	$0.23	$0.57	$0.46
Basic earnings per share - discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic earnings per share - net income attributable to Rick's shareholders	$0.29	$0.22	$0.56	$0.44
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,748	$2,204	$5,409	$4,434
Adustment. to net earnings from assumed conversion of debentures (1)	109	-	151	-
Adjusted income from continuing operations	2,853	2,204	5,560	4,434
Discontinued operations	(3)	(87)	(17)	(133)
Adjusted net income attributable to Rick's shareholders	$2,850	$2,117	$5,543	$4,301
Average number of common shares outstanding:
Common shares outstanding	9,514	9,720	9,544	9,703
Potential dilutive shares resulting from exercise of warrants and options (2)	5	11	9	7
Potential dilutive shares resulting from conversion of debentures (3)	469	-	318	-
Total average number of common shares outstanding used for dilution	9,988	9,731	9,871	9,710
Diluted earnings per share - income from continuing operations atrributable to Rick's shareholders	$0.29	$0.23	$0.56	$0.46
Diluted earnings per share - discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.29	$0.22	$0.56	$0.44

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

8. EARNINGS PER SHARE (“EPS”) - continued

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2013 and 2012 totaling $6.2 million and $5.4 million, respectively, were convertible into common stock at a price of $10.00 and $10.25 per share in 2013 and $10.00 to $10.25 per share in 2012. No potential dilutive shares for each of the three and six month periods ended March 31, 2012 have been excluded from earnings per share due to being anti-dilutive.

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

MARCH 31, 2013

(UNAUDITED)

9. ACQUISITIONS - continued

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

MARCH 31, 2013

(UNAUDITED)

9. ACQUISITIONS - continued

price of $5,500,000, including $2,000,000 cash and $3,500,000 in the form of an 8% promissory note that is payable over 10 years. The Fort Worth property represents the land for Cabaret East, one of our clubs and the Dallas property represents the land at another gentlemen’s club. This transaction closed on January 13, 2012.

2013

In connection with the acquisition of the Foster Clubs, as explained in Note M in the Company’s Form 10-K for the year ended September 30, 2012, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs operations and the real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

On December 6, 2012, the Company’s wholly owned subsidiary, RCI Holdings, Inc. (“RCI Holdings”), entered into a Purchase and Sale Agreement (the “Real Estate Agreement”) with Regent 33 rd Corp. (“Regent”). Regent owns the building located at 50 West 33 rd Street, New York, New York where an adult cabaret owned by the Company’s subsidiary, RCI Entertainment (New York), Inc. (“RCI New York”), is located. Regent currently leases the entire building to RCI New York under a lease agreement with a term that ends in 2023. The Real Estate Agreement provides for RCI Holdings to acquire the building from Regent for aggregate consideration of $23,000,000. Pursuant to the agreement, RCI Holdings has paid $750,000 cash in escrow. The Real Estate Agreement is scheduled to close by June 4, 2013, at which time the escrow funds will be released to Regent, and RCI Holdings will pay Regent the balance of the purchase price, under the terms and conditions of the Real Estate Agreement. Also at closing, Regent will assign to RCI Holdings the lease agreement under which RCI New York leases the building.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

9. ACQUISITIONS - continued

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company plans to open a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. Rick's Cabaret paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Rick's Cabaret common stock at a conversion price of $10.25. The notes call for monthly payments of $16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

The Company incurred approximately $34,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of this company are included in the Company’s consolidated results of operations since March 5, 2012. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

10. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Computed expected tax expense	$1,500	$1,153	$2,958	$2,340
State income taxes	56	35	111	70
Stock option disqualifying dispositions
and other permanent differences	59	(54)	130	(68)
Total income tax expense	$1,615	$1,134	$3,199	$2,342

Included in the Company’s deferred tax liabilities at March 31, 2013 is approximately $17.1 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9 entered an order finding that

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

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

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of March 31, 2013, the Company has approximately $11.6 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $899,000 and $826,000 for the quarters ended March 31, 2013 and 2012, respectively.

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

The Company has been a defendant in a federal court litigation, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. Discovery is now complete and motions for summary judgment are pending. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys fees pursuant to the FLSA and New York Labor Law.  The Company denies any liability in this matter and is vigorously defending the allegations. The Company has asserted counterclaims and affirmative defenses for offset and unjust enrichment.

In September 2011, the Company’s subsidiary, RCI Entertainment Las Vegas, Inc. (“RCI Las Vegas”) and Rick’s Cabaret International were sued by the lessor of its club in Las Vegas for breach of contract and other issues relating to RCI Las Vegas’ lease. The lawsuit alleges at least $10,000 of damages in each of four causes of action. RCI Las Vegas has no assets and, therefore, is not able to pay the “deficiency”, if any is ultimately found in a court of law. If the plaintiff should attempt to claim that the “deficiency” is a liability of the parent company, the Company believes it has the legal basis upon which to refute this claim as the parent company is not liable for the debts of its subsidiaries. Therefore, the Company does not believe that this contingency will ultimately result in a liability and, therefore, no accrual has been made in the accompanying consolidated financial statements.

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

We are subject to litigation relating to claims and legal actions by customers and others in the ordinary course of business alleging negligence or other legal theories, some of which allege large claims. We insure our liability risks through third party insurers. Management believes that our insurance coverage is sufficient to cover insured claims arising out of the operation of our business.

12. SUBSEQUENT EVENTS

The Company has completed the authorized repurchase of $5 million of its stock. The Board of Directors of the company has authorized the repurchase of up to an additional $3 million worth of shares from time to time on the open market or in privately negotiated transactions. The $5 million buy-back was authorized by the Board on September 29, 2008. Under this buy-back plan, the company repurchased 756,087 shares of stock in the open market at an average price of $6.61.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of March 31, 2013, we own and/or operate a total of thirty-five nightclubs that offer live adult entertainment and two that are restaurant and bar operations. We have four more adult clubs and one restaurant and bar opening soon. Our subsidiaries also own a sexually oriented business license at four other locations which will be opened in 2013 and opened two non adult-oriented nightclub/restaurants in 2013 with one more scheduled to be opened later in 2013. We have one reportable segment, nightclubs. Our website address is www.Ricks.com.  We also have an investors’ website – www.ricksinvestor.com .

SCHEDULE OF CLUBS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick's Cabaret, Houston, TX	2000
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Temptations, Beaumont, TX (1)	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX (2)	2013

Bombshells, Dallas, TX (3)	2013
Ricky Bobby, Fort Worth, TX (1)	2013
Temptations, Sulphur, LA (4)	2013
Jaguars Club, Beaumont, TX (5)	2013
Vivid Cabaret, Los Angeles (1)	2013
Vivid Cabaret, New York (1)	2013

(1) To be opened in 2013.

(2) Opened January 17, 2013

(3) Opened February, 26 2013

(4) Opened May 2, 2013

(5) Managed location to open in 2013

As noted above, we have five adult nightclubs and one restaurant under construction:

  Vivid Cabaret in New York – the building is being remodeled and should open in the fall.
  Vivid Cabaret in Los Angeles is under construction and should open in June.
  Jaguars Beaumont (Texas) is awaiting a liquor permit and reconstruction and should open in 2013. This is a licensed location which we will manage.
  Rick’s Cabaret Odessa, Texas should start remodeling this summer.
  Ricky Bobby Sports Saloon is under construction and should open this summer.
  Temptations Sulphur opened May 2, 2013.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock .  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2010 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property. This derivative has been liquidated during the quarter ended March 31, 2013.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.   Total sales and liquor taxes aggregated $2.1 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

Put Options

In certain situations, the Company issues restricted common shares as partial consideration for acquisitions of certain businesses or assets.  Pursuant to the terms and conditions of the governing acquisition agreements, the holder of such shares has the right, but not the obligation, to put a fixed number of the shares on a monthly basis back to the Company at a fixed price per share.  The Company may elect during any given month to either buy the monthly shares or, if management elects not to do so, the holder can sell the monthly shares in the open market, and any deficiency between the amount which the holder receives from the sale of the monthly shares and the value of shares will be paid by the Company.  The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480, Distinguishing Liabilities From Equity, as a reclassification of the value of the shares from permanent to temporary equity.  As the shares become due, the Company transfers the value of the shares back to permanent equity, less any amount paid to the holder.  Also see “Derivative Financial Instruments” above. We finished liquidating these put options during the quarter ended March 31, 2013.

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

Stock Options

The compensation cost recognized for the three months ended March 31, 2013 and 2012 was $281,745 and $12,381, respectively.  There were no stock options exercises for the three months ended March 31, 2013 and 2012.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

For the three months ended March 31, 2013, we had consolidated total revenues of $28.7 million compared to consolidated total revenues of $25.4 million for the three months ended March 31, 2012, an increase of $3.3 million or 13.0%. The increase in total revenues was primarily attributable to clubs acquired during the last year with a slight decrease in same-store sales. Total revenues for same-location-same-period of club operations decreased to $24.1 million for the three months ended March 31, 2013 from $25.0 million for the same period ended March 31, 2012. This decrease is principally due to the Super Bowl not being in a city where we have a club and also due to certain other sporting events having a lower draw in 2013.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$11,044	38.4%	$10,406	40.9%
Sales of food and merchandise	2,878	10.0%	2,335	9.2%
Service Revenues	13,052	45.4%	11,281	44.4%
Other	1,754	6.1%	1,392	5.5%

Total Revenues	28,728	100.0%	25,414	100.0%

Cost of Goods Sold	3,495	12.2%	3,390	13.3%
Salaries & Wages	6,149	21.4%	5,204	20.5%
Stock-based Compensation	281	1.0%	12	0.0%
Taxes and permits	4,573	15.9%	3,953	15.6%
Charge card fees	342	1.2%	373	1.5%
Rent	783	2.7%	721	2.8%
Legal & professional	980	3.4%	741	2.9%
Advertising and marketing	1,162	4.0%	1,040	4.1%
Insurance	570	2.0%	347	1.4%
Utilities	552	1.9%	406	1.6%
Depreciation and amortization	1,312	4.6%	1,190	4.7%
Settlement of lawsuit	-	0.0%	1,831	7.2%

Other	2,353	8.2%	1,750	6.9%

Total operating expenses	22,552	78.5%	20,958	82.5%
Operating income	6,176	21.5%	4,456	17.5%

Interest income	1	0.0%	1	0.0%
Interest expense	(1,762)	-6.1%	(1,106)	-4.4%
Gain (loss) on change in fair value of derivative instruments	1	0.0%	40	0.2%
Income from continuing operations before income taxes	$4,416	15.4%	$3,391	13.3%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club operations for the three months ended March 31, 2013 was 11.8% compared to 13.3% for the three months ended March 31, 2012. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2013 was 12.5%, compared to 13.3% for the same period ended March 31, 2012. The decrease in the cost of goods for 2013 is principally a result of some cost decreases along with national account discounts and cost controls.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2012. Payroll for same-location-same-period of club operations was $4.4 million for each of the three months ended March 31, 2013 and 2012. Management currently believes that its labor and management staff levels are appropriate.

Stock-based compensation is a noncash cost from issuing stock options to employees and Board members in 2012. These continue to vest in 2013.

The decrease in the percentage of rent expense to revenues is due to the Company purchasing property in its recent club acquisitions and due to the purchase of the property at an existing club in January 2012.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2013.

The settlement of lawsuit expense is explained in the Commitments and Contingencies note to the consolidated financial statements.

The increase in other expenses is due to increases in 2013 in certain items such as cleaning services, security and music royalties.

The increase in interest expense as a percentage of revenues was attributable to the debt incurred in our acquisition of the Jaguar clubs in September 2012, net of our continuing reduction of principal balances.

Income taxes, as a percentage of income before taxes was 36.6% and 33.4% for the quarters ended March 31, 2013 and 2012, respectively. The increase in 2013 is principally due to the increased stock-based compensation, which is not deductible for tax purposes.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.4 million and $8.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to losses in the quarter amounting to over $300,000 as a result of startup costs for the Company’s new concepts, Bombshells and Vee Lounge and also to the Super Bowl not being in a city where we have a club and due to certain other sporting events having a lower draw in 2013. There was an additional $140,000 in expenses for startup costs for other unopened clubs for the quarter.

Our “operating margin”, the percentage of operating income to total revenues, was 21.5% and 17.5% for the quarters ended March 31, 2013 and 2012, respectively. The 2012 quarter was dramatically affected by the settlement of lawsuit of $1.8 million. Without that expense, the 2012 quarter operating margin would have been 24.7%. See the previous paragraph for explanation regarding the 2013 quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2012

For the six months ended March 31, 2013, we had consolidated total revenues of $55.9 million compared to consolidated total revenues of $47.4 million for the six months ended March 31, 2012, an increase of $8.5 million or 17.9%. The increase in total revenues was primarily attributable to new club acquisitions, net of a decrease in total revenues for same-location-same-period of club continuing operations of $480,000, to $45.1 million for the six months ended March 31, 2013 from $45.5 million for the same period ended March 31, 2012. This decrease is principally due to the Super Bowl not being in a city where we have a club and also due to certain other sporting events having a lower draw in 2013.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$21,449	38.4%	$19,322	40.7%
Sales of food and merchandise	5,456	9.8%	4,333	9.1%
Service Revenues	25,707	46.0%	21,167	44.6%
Other	3,257	5.8%	2,610	5.5%
Total Revenues	55,869	100.0%	47,432	100.0%

Cost of Goods Sold	6,881	12.3%	6,322	13.3%
Salaries & Wages	12,187	21.8%	10,130	21.4%
Stock-based Compensation	563	1.0%	21	0.0%
Taxes and permits	8,794	15.7%	7,404	15.6%
Charge card fees	716	1.3%	681	1.4%
Rent	1,353	2.4%	1,424	3.0%
Legal & professional	1,621	2.9%	1,441	3.0%
Advertising and marketing	2,271	4.1%	2,035	4.3%
Insurance	1,069	1.9%	638	1.3%
Utilities	1,041	1.9%	807	1.7%
Depreciation and amortization	2,632	4.7%	2,310	4.9%
Settlement of lawsuit	-	0.0%	1,831	3.9%
Other	4,631	8.3%	3,568	7.5%

Total operating expenses	43,759	78.3%	38,612	81.4%
Operating income	12,110	21.7%	8,820	18.6%

Interest income	8	0.0%	3	0.0%
Interest expense	(3,405)	-6.1%	(2,079)	-4.4%
Gain (loss) on change in fair value of derivative instruments	1	0.0%	138	0.3%
Income from continuing operations before income taxes	$8,714	15.6%	$6,882	14.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club operations for the six months ended March 31, 2012 was 12.1% compared to 13.2% for the six months ended March 31, 2012. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2013 was 12.8%, compared to 13.2% for the same period ended March 31, 2012. The decrease in the cost of goods for 2013 is principally a result of some cost decreases along with national account discounts and cost controls.

Payroll for same-location-same-period of club operations remained at $8.3m for the six months ended March 31, 2013 and 2012, respectively. Management currently believes that its labor and management staff levels are appropriate.

Stock-based compensation is a noncash cost from issuing stock options to employees and Board members in 2012. These continue to vest in 2013.

The decrease in rent expense and its percentage to revenues is due to the Company purchasing property in its recent club acquisitions and due to the purchase of the property at an existing club in January 2012.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in 2013.

Insurance costs have risen due to rising premiums in the insurance marketplace for our business.

The increase in depreciation is principally due to the new clubs acquired.

The increase in other expenses is due to increases in 2013 in certain items such as cleaning services, security and music royalties.

The increase in interest expense as a percentage of revenues was attributable to the debt incurred in our acquisition of the Jaguar clubs in September 2012, net of our continuing reduction of principal balances.

Income taxes, as a percentage of income before taxes was 36.7% and 34.0% for the six months ended March 31, 2013 and 2012, respectively. The increase in 2013 is principally due to the increased stock-based compensation, which is not deductible for tax purposes.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations increased to $14.4 million for the six months ended March 31, 2013 from $14.2 million for same period ended March 31, 2012, or by 1.4%. The 2013 period was affected by losses in the period amounting to over $300,000 as a result of startup costs for the Company’s new concepts, Bombshells and Vee Lounge and also to the Super Bowl not being in a city where we have a club and due to certain other sporting events having a lower draw in 2013. There was an additional $140,000 in expenses for startup costs for other unopened clubs for the period.

Our “operating margin”, the percentage of operating income to total revenues, was 21.7% and 18.6% for the six months ended March 31, 2013 and 2012, respectively. The 2012 period was dramatically affected by the settlement of lawsuit of $1.8 million. Without that expense, the 2012 period operating margin would have been 22.5%. See the previous paragraph for explanation regarding the 2013 period.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, patron taxes, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, patron taxes, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements and acquisition costs, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities.

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

 The following tables present our non-GAAP measures for the periods ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

(in thousands)	2013	2012	2013	2012
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income	$2,745	$2,117	$5,392	$4,301
Income tax expense	1,615	1,134	3,199	2,342
Interest expense and income and gain on derivative	1,760	1,065	3,396	1,938
Loss from discontinued operations	3	87	17	133
Litigation and other one-time legal settlements	-	1,831	-	1,831
Acquisition costs	34	76	89	116
Depreciation and amortization	1,312	1,190	2,632	2,310
Adjusted EBITDA	$7,469	$7,500	$14,725	$12,971

Reconcilation of GAAP net income (loss) to
non-GAAP net income
GAAP net income	$2,745	$2,117	$5,392	$4,301
Patron tax	899	826	1,790	1,538
Amortization of intangibles	100	74	230	205
(Gain) loss on change in fair value of derivative instruments	(3)	(40)	(1)	(138)
Stock-based compensation	281	12	563	21
Litigation and other one-time settlements	-	1,831	-	1,831
Income tax expense	1,615	1,134	3,199	2,342
Acquisition costs	34	76	89	116
Loss from discontinued operations, net of income taxes	3	87	17	133
Non-GAAP provision for income taxes	(1,888)	(2,137)	(3,751)	(3,615)
Non-GAAP net income	3,786	$3,980	$7,528	$6,734

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	9,988	9,731	9,871	9,710
GAAP net income	$0.29	$0.22	$0.56	$0.44
Patron tax	0.09	0.08	0.18	0.16
Amortization of intangibles	0.01	0.01	0.02	0.02
(Gain) loss on change in fair value of derivative instruments	(0.00)	(0.00)	(0.00)	(0.01)
Stock-based compensation	0.03	0.00	0.06	0.00
Litigation and other one-time settlements	-	0.19	-	0.19
Income tax expense	0.16	0.12	0.32	0.24
Acquisition costs	0.00	0.01	0.01	0.01
Loss from discontinued operations, net of income taxes	0.00	0.01	0.00	0.01
Non-GAAP provision for income taxes	(0.19)	(0.22)	(0.38)	(0.37)
Non-GAAP diluted net income per share	$0.39	$0.42	$0.78	$0.69

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income	$6,176	$4,456	$12,110	$8,820
Patron tax	899	826	1,790	1,538
Amortization of intangibles	100	74	230	205
Stock-based compensation	281	12	563	21
Litigation and other one-time settlements	-	1,831	-	1,831
Acquisition costs	34	76	89	116
Non-GAAP operating income	$7,490	$7,275	$14,782	$12,531

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	21.5%	17.5%	21.7%	18.6%
Patron tax	3.1%	3.3%	3.2%	3.2%
Amortization of intangibles	0.3%	0.3%	0.4%	0.4%
Stock-based compensation	1.0%	0.0%	1.0%	0.0%
Litigation and other one-time settlements	0.0%	7.2%	0.0%	3.9%
Acquisition costs	0.2%	0.3%	0.2%	0.2%
Non-GAAP operating margin	26.1%	28.6%	26.5%	26.4%

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

As of March 31, 2013, excluding the patron tax liability, we had working capital of $3.2 million compared to working capital of $1.7 million as of September 30, 2012. The increase is principally due to our free cash flow, net of the real estate purchases and business acquisitions we made during 2013, utilizing $6.3 million in cash. Because of the large volume of cash we handle, stringent cash controls have been implemented. At March 31, 2013, our cash and cash equivalents were $9.2 million compared to $5.5 million at September 30, 2012.

Our depreciation for the quarter ended March 31, 2013 was $1.3 million compared to $1.1 million for the quarter ended March 31, 2012. Our amortization for the quarter ended March 31, 2013 was $100,000 compared to $108,000 for the quarter ended March 31, 2012.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$5,515	$4,540
Depreciation and amortization	2,632	2,310
Deferred taxes	(122)	2,164
Stock compensation expense	563	21
Change in operating assets and liabilities	2,267	3,124
Other	82	(179)
	$10,937	$11,980

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

	Three Months Ended March 31,
	2013	2012
Proceeds from sale of marketable securities	$500	$-
Additions to property and equipment	(3,276)	(4,749)
Additions of businesses, net of cash acquired	(3,000)	(1,434)
	$(5,776)	$(6,183)

Following is a reconciliation of our additions to property and equipment for the quarters ended March 31, 2013 and 2012:

	Three Months ended
(in thousands)	March 31,
	2013	2012
Acquisition of real estate	$13,304	$5,800
Capital expenditures funded by debt	(12,111)	(6,236)
New capital expenditure in new clubs and purchase of aircraft	1,635	3,727
Maintenance capital expenditures	448	1,458
Total capital expenditures in consolidated statement of cash flows	$3,276	$4,749

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

	Three Months Ended March 31,
	2013	2012
Proceeds from long-term debt	$4,500	$-
Purchase of put options and payments on derivative	(138)	(1,044)
Payments on long-term debt	(4,758)	(2,857)
Purchase of treasury stock	(929)	(722)
Exercise of warrants	-	900
Distribution of minority interests	(108)	(108)
	$(1,433)	$(3,831)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2013	2012
Operating activities	$10,937	$11,980
Investing activities	(5,776)	(6,183)
Financing activities	(1,433)	(3,831)
Net increase (decrease) in cash	$3,728	$1,966

We require capital principally for construction or acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Put Options

As part of certain of our acquisition transactions, we have entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller shall have the right, but not the obligation, to have us purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we may either buy the Monthly Shares or, if we elect not to buy the Monthly Shares from the seller, then the seller shall sell the Monthly Shares in the open market. Any deficiency between the amount which the seller receives from the sale of the Monthly Shares and the value of the shares shall be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller shall terminate and cease at such time as the seller has received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller may not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Puts” the shares to us or sells them in the open market or otherwise. We finished liquidating the put options during the quarter ended March 31, 2013 and we have no more obligations under the put options.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. During the six months ended March 31, 2013 and 2012, 99,659 shares ($824,414) and 27,240 shares ($175,613), respectively, were purchased under this program. As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions.

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

During fiscal 2009, we acquired one nightclub operation for cash of approximately $2.4 million.  The closing occurred on September 30, 2009. This acquisition was funded with cash of $2.3 million. This nightclub operation had total revenues of approximately $3.8 million, $3.6 million and $3.8 million in 2012, 2011 and 2010, respectively and net income (loss) before taxes of approximately $505,000, $266,000 and $(26,000) for 2012, 2011 and 2010, respectively.

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

During fiscal 2013, we have acquired an existing licensed location for $3,000,000 ($1.5 million in cash and the balance in promissory notes). This location is being remodeled and will open later in 2013. We also acquired real property of approximately $10 million ($350,000 in cash and the balance in debt).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we purchased 7,500 shares of common stock from put option holders at prices ranging from $8.12 to $8.63 per share. During the three months ended March 31, 2013, we purchased 53,926 shares of common stock in the open market at prices ranging from $8.25 to $ 8.86. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 31, 2013	13,307	$8.28	8,807	$387,204
February 28, 2013	17,767	$8.39	17,767	$238,148
March 31, 2013	30,352	$8.71	27,352	$0
Total for the three months ended March 31, 2013	61,426		53,926	$0

(1)	Included in the shares purchased were 7,500 shares purchased in connection with our obligations under the exercise of put options during the quarter.
(2)	All shares were purchased pursuant to the repurchase plan approved by our Board on September 29, 2008, which plan authorized the repurchase of up to $5,000,000 in shares of common stock. This repurchase plan had no expiration date but expired when all remaining shares authorized under the plan were repurchased during the quarter.
(3)	Prices include any commission and transaction costs.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 9, 2013	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 9, 2013	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

