Form 10-Q
period 2013-06-30
RICKS CABARET INTERNATIONAL INC
filed 2013-08-08
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(281) 397-6730
(Registrant's telephone number, including area code)

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
Yes ☐ No ☒

As of August 2, 2013, 9,503,930 shares of the registrant's Common Stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission ("SEC"). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are note limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the "Company," "we," "our," and similar terms include Rick's Cabaret International, Inc. and its subsidiaries, unless the context indicates otherwise.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I           FINANCIAL INFORMATION

Item 1.	Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	June 30, 2013	September 30, 2012
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$9,045	$5,520
Accounts receivable:
Trade, net	1,876	1,743
Other, net	486	296
Marketable securities	551	1,059
Inventories	1,475	1,260
Deferred tax asset	4,463	3,635
Prepaid expenses and other current assets	2,297	1,123
Assets of discontinued operations	26	72
Total current assets	20,219	14,708

Property and equipment, net	95,359	79,940

Other assets:
Goodwill	43,987	43,421
Other indefinite lived intangibles	54,966	50,608
Definite lived intangibles	1,153	1,177
Other	4,717	2,539

Total other assets	104,823	97,745

Total assets	$220,401	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except per share data)	June 30, 2013	September 30, 2012
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,364	$1,865
Accrued liabilities	6,878	4,298
Texas patron tax liability	12,335	9,849
Current portion of derivative liabilities	-	75
Current portion of long-term debt	7,770	6,603
Liabilities of discontinued operations	47	163
Total current liabilities	29,394	22,853

Deferred tax liability	25,824	23,963
Other long-term liabilities	876	833
Long-term debt	68,774	56,925
Total liabilities	124,868	104,574

Commitments and contingencies

Temporary equity - Common stock, subject to put rights zero and 9 shares, respectively	-	207

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,520 and 9,584 shares issued and outstanding, respectively	95	96
Additional paid-in capital	61,554	61,212
Accumulated other comprehensive income	46	59
Retained earnings	30,536	22,939
Total Rick's permanent stockholders' equity	92,231	84,306
Noncontrolling interests	3,302	3,306
Total permanent stockholders' equity	95,533	87,612

Total liabilities and stockholders' equity	$220,401	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share	FOR THE THREE MONTHS		FOR THE NINE MONTHS
data)	ENDED JUNE 30,		ENDED JUNE 30,
	2013	2012	2013	2012
	(UNAUDITED)		(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$11,105	$9,711	$32,554	$29,033
Sales of food and merchandise	3,288	2,286	8,744	6,619
Service revenues	12,382	10,576	38,089	31,743
Other	1,533	1,348	4,790	3,958
Total revenues	28,308	23,921	84,177	71,353

Operating expenses:
Cost of goods sold	3,680	3,279	10,561	9,601
Salaries and wages	6,413	5,299	18,600	15,428
Stock compensation	282	12	845	33
Other general and administrative:
Taxes and permits	4,275	3,618	13,069	11,018
Charge card fees	410	361	1,126	1,042
Rent	846	726	2,199	2,150
Legal and professional	642	992	2,263	2,433
Advertising and marketing	1,181	959	3,452	2,994
Insurance	573	387	1,642	1,027
Utilities	523	454	1,564	1,264
Depreciation and amortization	1,337	1,398	3,969	3,708
Settlement of lawsuits	160	200	160	2,031
Loss on sale of assets	-	332	-	332
Other	2,336	1,867	6,967	5,432
Total operating expenses	22,658	19,884	66,417	58,493
Operating income	5,650	4,037	17,760	12,860

Other income (expense):
Interest income and other	(2)	(2)	6	2
Interest expense	(1,868)	(1,098)	(5,273)	(3,178)
Gain (loss) on change in fair value of derivative instruments	1	(17)	2	120

Income from continuing operations before income taxes	3,781	2,920	12,495	9,804
Income taxes	1,409	1,022	4,608	3,366
Income from continuing operations	2,372	1,898	7,887	6,438
Loss from discontinued operations, net of income taxes	(124)	(22)	(141)	(155)
Net income	2,248	1,876	7,746	6,283
Less: net income attributable to noncontrolling interests	(53)	(53)	(159)	(159)
Net income attributable to Rick's Cabaret International, Inc.	$2,195	$1,823	$7,587	$6,124

Basic earnings (loss) per share attributable to Rick's shareholders:
Income from continuing operations	$0.24	$0.19	$0.81	$0.65
Loss from discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Net income	$0.23	$0.19	$0.80	$0.63
Diluted earnings (loss) per share attributable to Rick's shareholders:
Income from continuing operations	$0.24	$0.19	$0.81	$0.65
Loss from discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Net income	$0.23	$0.19	$0.79	$0.63

Weighted average number of common shares outstanding:
Basic	9,479	9,725	9,523	9,710
Diluted	9,647	9,731	9,871	9,717

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
	(UNAUDITED)		(UNAUDITED)
Net income	$2,248	$1,876	$7,746	$6,283
Other comprehensive income:
Unrealized holding gain on securities available for sale	(10)	9	(13)	26
Comprehensive income	2,238	1,885	7,733	6,309
Less: net income attributable to noncontrolling interests	(53)	(53)	(159)	(159)
Comprehensive income to common stockholders	$2,185	$1,832	$7,574	$6,150

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	FOR THE NINE MONTHS
	ENDED JUNE 30,
	2013	2012
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,746	$6,283
Loss from discontinued operations, net of income taxes	141	155
Income from continuing operations	7,887	6,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,969	3,708
Deferred taxes	(103)	1,330
Loss on sale of assets	-	332
Amortization of note discount	143	109
Deferred rents	(42)	37
Gain on change in fair value of derivative instruments	(2)	(120)
Stock compensation expense	845	33
Changes in operating assets and liabilities:
Accounts receivable	(319)	6
Inventories	(215)	(231)
Prepaid expenses and other assets	(3,505)	(1,138)
Accounts payable and accrued liabilities	5,718	3,775
Cash provided by operating activities of continuing operations	14,376	14,279
Cash used in operating activities of discontinued operations	(211)	(145)
Net cash provided by operating activities	14,165	14,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	1,245
Sale/(purchase) of marketable securities	500	(500)
Additions to property and equipment	(5,497)	(5,089)
Acquisition of businesses, net of cash acquired	(3,645)	(1,434)

Cash used in investing activities	(8,642)	(5,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments related to put options	(139)	(1,491)
Exercise of stock options and warrants	-	1,040
Payments on long-term debt	(7,219)	(6,413)
Proceeds from long-term debt	7,000	-
Purchase of treasury stock	(1,478)	(1,376)
Distribution to noncontrolling interests	(162)	(162)
Cash used in financing activities of continuing operations	(1,998)	(8,402)

NET INCREASE (DECREASE) IN CASH	3,525	(46)
CASH AT BEGINNING OF PERIOD	5,520	9,698
CASH AT END OF PERIOD	$9,045	$9,652
CASH PAID DURING PERIOD FOR:
Interest	$4,753	$2,865
Income taxes	$3,389	$1,592

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2013, the Company purchased and retired 176,255 common treasury shares. The cost of these shares was $1,478,482.

During the nine months ended June 30, 2013, the Company incurred $13.6 million in seller-financed long-term debt in connection with the acquisition of real estate.

During the nine months ended June 30, 2013, the Company issued warrants valued at $38,256 in connection with the issuance of debt.

During the nine months ended June 30, 2012, the Company incurred $8 million in seller-financed long-term debt in a business acquisition and incurred $6.2 million in seller-financed long-term debt in the purchase of real estate and other assets.

During the nine months ended June 30, 2012, the Company purchased and retired 172,415 common treasury shares. The cost of these shares was $1,377,382.

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2012 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company has adopted this guidance beginning with the Form 10-Q for the quarter ending December 31, 2012.

In July 2012 new guidance was issued regarding the impairment testing related to indefinite-lived intangible assets. This guidance permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company has early-adopted this guidance beginning with the Form 10-K for the year ended September 30, 2012. The implementation of this guidance did not have a material impact on the Company's consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain remarkable accounting principles and disclosures.

Marketable Securities

Marketable securities at March 31, 2013 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of June 30, 2013, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the nine month periods ended June 30, 2013 or 2012.  Marketable securities held at June 30, 2013 have a cost basis of approximately $500,000.

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

The Company's derivative liabilities have been measured principally utilizing Level 2 inputs.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders' equity. Realized gains and losses from securities classified as available for-sale are included in income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2013, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$500	$51	$551

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company's marketable securities portfolio were recognized during the quarter ended June 30, 2013.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
June 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$551	$551	$-	$-

(in thousands)	Carrying
September 30, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$1,059	$1,059	$-	$-
Derivative liability	$75	$-	$75	$-

Discontinued Operations

In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as it sought a buyer for the club.   The Company believes that it has done everything possible to make this location viable since its acquisition in 2008 and now believes it is in its shareholders' best interests not to continue these efforts. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

In August 2011, the Company sold a controlling portion of the membership interest in the entity that previously operated its Rick's Cabaret in Austin, Texas. Accordingly, the Company deconsolidated the subsidiary and carried it as an equity-method investment. The Company had not received any cash flows from the entity since the sale and did not anticipate any in the near future. A new nightclub has not been opened in the space since the Company sold its controlling interest. In June 2013, the Company sold the remaining portion of its membership interest in the entity to a third party and recognized a gain of approximately $2,300 on the sale. Accordingly, the club is recognized as a discontinued operation in the accompanying consolidated financial statements.

We closed our Divas Latinas club in Houston during September 2010. This club is recognized in discontinued operations.

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and in 2010, the Company's Board of Directors approved the 2010 Stock Option Plan (the "2010 Plan") (collectively, "the Plans").  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders and an amendment to the 2010 Plan increasing the number of shares to 800,000 was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

The compensation costs recognized for the three months ended June 30, 2013 and 2012 were $281,745 and $12,381, respectively, and were $845,235 and $33,016 for the nine months then ended, respectively.  There were no stock option exercises for the nine months ended June 30, 2013 or 2012, respectively.

On June 18, 2013, the Company issued 10,000 options to an employee.  These options become exercisable in June 2014, have a strike price of $8.70 per share and expire in June 2015.  The fair value of these options were estimated to be $11,670 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	27%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.27%

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

On June 27, 2012, the Company issued 100,000 options to the Company's directors.  These options became exercisable in June 2013, have a strike price of $8.78 per share and expire in June 2014.  The fair value of these options were estimated to be $160,488 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.31%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718 (also formerly SAB No. 110, Shared-Based Payment), giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. The Company has utilized the simplified method in accordance with ASC 718 for the following reasons.  Earlier in the Company's existence, longer-term options (generally 5-year lives) were issued to employees, Directors and outsiders. In more recent years, option terms have generally become shorter (1-3 year lives) and options were issued principally to management and Directors. Then in 2010, short-term options (2-year lives) were issued to Directors, management and a substantial number of employees. Due to the changes in the terms of the option grants and the type of persons receiving the options, we believe that the historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. Therefore, the Company believes that the use of the simplified method for determining the expected term of the Company's options has been appropriate.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2013:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	785	$8.36
Granted	10	8.70
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2013	795	$8.36	1.05	$228
Exercisable as of June 30, 2013	135	$8.41	0.93	$44

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2013 and 2012:

(in thousands)	2013		2012
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$50,608	$43,421	$42,092	$23,550
Intangibles acquired	4,358	997	1,603	-
Other	-	(431)	-	492
Ending balance	$54,966	$43,987	$43,695	$24,042

6. LONG-TERM DEBT

On January 24, 2013, the Company sold to an investor (i) a 10% Convertible Debenture with a principal amount of $3,000,000 (the "Debenture"), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 60,000 shares of the Company's common stock (the "Warrant"), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.00 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due July 24, 2013, and thereafter, the principal amount is payable in six equal quarterly principal payments of $500,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if the Company's common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.00 per share (subject to adjustment) and expires on January 24, 2015. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, the Company has the right to require exercise of the Warrant if the Company's common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debenture and Warrant to the investor in a private transaction and received consideration of $3,000,000. Brean Capital, LLC acted as exclusive placement agent for the transaction and received a placement fee of 6% of the gross proceeds raised.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

6. LONG-TERM DEBT - continued

In March 2013, the Company borrowed $1.5 million from an individual. The note is collateralized by a second lien on the Company's Miami nightclub, bears interest at 13% and interest is payable monthly. The principal is payable in March 2016.

During the nine months ended June 30, 2013, the company incurred debt aggregating approximately $2.4 million to acquire certain real estate. The notes are collateralized by the real estate and bear interest at rates ranging from 6.5% to 7%. The notes are payable monthly with maturity dates ranging from March 2020 to April 2028.

In June 2013, the Company borrowed $2.5 million from an individual. The note is collateralized by a lien on certain property in Fort Worth, Texas, bears interest at 11% and interest is payable monthly. The principal is payable in June 2018.

See Note 9, Acquisitions, for information about certain long-term debt incurred in the acquisition of businesses.

7.      COMMON STOCK

During the nine months ended June 30, 2013, the Company purchased and retired 176,255 common treasury shares. The cost of these shares was $1.5 million.

During the nine months ended June 30, 2013, the Company issued warrants valued at $38,256 in connection with the issuance of debt.

During the nine months ended June 30, 2013, the Company issued 100,000 common shares valued at $863,000 in connection with an acquisition of a nightclub.

During the nine months ended June 30, 2012, the Company issued 118,856 shares for warrants exercised in the amount of $1.0 million.

During the nine months ended June 30, 2012, the Company purchased and retired 172,415 shares of Company's common stock for its treasury at an aggregate cost of $1.4 million.

8.      EARNINGS PER SHARE ("EPS")

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

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the "treasury stock method") and from outstanding convertible debentures (the number of which is computed using the "if converted method").

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

8.      EARNINGS PER SHARE ("EPS") - continued

Diluted EPS considers the potential dilution that could occur if the Company's outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense) that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,319	$1,845	$7,728	$6,279
Loss from discontinued operations, net of income taxes	(124)	(22)	(141)	(155)
Net income attributable to Rick's shareholders	$2,195	$1,823	$7,587	$6,124
Average number of common shares outstanding	9,479	9,725	9,523	9,710
Basic earnings per share - income from continuing operations	$0.24	$0.19	$0.81	$0.65
Basic earnings per share - discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Basic earnings per share - net income attributable to Rick's shareholders	$0.23	$0.19	$0.80	$0.63
Diluted earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,319	$1,845	$7,728	$6,279
Adustment. to net earnings from assumed conversion of debentures (1)	23	-	221	-
Adjusted income from continuing operations	2,342	1,845	7,949	6,279
Discontinued operations	(124)	(22)	(141)	(155)
Adjusted net income attributable to Rick's shareholders	$2,218	$1,823	$7,808	$6,124
Average number of common shares outstanding:
Common shares outstanding	9,479	9,725	9,523	9,710
Potential dilutive shares resulting from exercise of warrants and options (2)	22	6	22	7
Potential dilutive shares resulting from conversion of debentures (3)	146	-	326	-
Total average number of common shares outstanding used for dilution	9,647	9,731	9,871	9,717
Diluted earnings per share - income from continuing operations
attributable to Rick's shareholders	$0.24	$0.19	$0.81	$0.65
Diluted earnings per share - discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted earnings per share - net income attributable to Rick's shareholders	$0.23	$0.19	$0.79	$0.63

*  EPS may not foot due to rounding.

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.
(2) All outstanding warrants and options were considered for the EPS computation.
(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2013 and 2012 totaling approximately $5.3 million and $4.4 million, respectively, were convertible into common stock at a price of $10.00 and $10.25 per share in 2013 and $10.00 and $10.25 in 2012. Potential dilutive shares of 375,000 and zero for the three and nine months ended June 30, 2013 and 433,533 and 719,056 for the three and nine months ended June 30, 2012, respectively, have been excluded from earnings per share due to being anti-dilutive.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

9.     ACQUISITIONS

Fiscal 2013

In connection with the acquisition of the Foster Clubs, as explained in Note M in the Company's Form 10-K for the year ended September 30, 2012, the Company's wholly owned subsidiary, Jaguars Holdings, Inc. ("JHI"), entered into a Commercial Contract (the "Real Estate Agreement"), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs operations and the real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date. (in thousands)

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

On December 6, 2012, the Company's wholly owned subsidiary, RCI Holdings, Inc. ("RCI Holdings"), entered into a Purchase and Sale Agreement (the "Real Estate Agreement") with Regent 33rd Corp. ("Regent"). Regent owns the building located at 50 West 33rd Street, New York, New York where an adult cabaret owned by the Company's subsidiary, RCI Entertainment (New York), Inc. ("RCI New York"), is located. Regent currently leases the entire building to RCI New York under a lease agreement with a term that ends in 2023. The Real Estate Agreement provides for RCI Holdings to acquire the building from Regent for aggregate consideration of $23,000,000. Pursuant to the agreement, as amended RCI Holdings has paid $750,000 cash in escrow, $375,000 of which was released to Regent. RCI Holdings also paid Regent a non-refundable sum of $92,708.33, which amount will not be credited towards the purchase price. The Real Estate Agreement is scheduled to close by August 8, 2013, at which time the escrow funds will be released to Regent, and RCI Holdings will pay Regent the balance of the purchase price, under the terms and conditions of the Real Estate Agreement. Also at closing, Regent will assign to RCI Holdings the lease agreement under which RCI New York leases the building.

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company plans to open a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. Rick's Cabaret paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Rick's Cabaret common stock at a conversion price of $10.25. The notes call for monthly payments of $16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company's common stock at $10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

9.        ACQUISITIONS – continued

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

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of this company are included in the Company's consolidated results of operations since March 5, 2013. This acquisition was made to further the Company's growth objective of acquiring nightclubs that will quickly contribute to the Company's earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On May 29, 2013, our wholly owned subsidiary, RCI Entertainment (Delamo), Inc., completed the acquisition of the remaining 50% of 1957 Delamo, LLC, which owns a new adult cabaret in Los Angeles County, California that is scheduled to open this summer. We issued 100,000 restricted shares of our common stock to an individual in consideration for outstanding membership interests of 1957 Delamo, LLC. These shares were valued at $863,000. The Company had previously paid $600,000 in cash for the initial 50% investment.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date. (in thousands)

Furniture and equipment	$200
SOB licenses	1,263
Net assets	$1,463

The Company incurred approximately $ 7,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

9.        ACQUISITIONS – continued

The results of operations of this company are included in the Company's consolidated results of operations since May 30, 2013. This acquisition was made to further the Company's growth objective of acquiring nightclubs that will quickly contribute to the Company's earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

In June 2013, the Company’s subsidiary, RCI Dining Services (Beaumont), Inc. acquired for $300,000, the sexually oriented business license rights to operate an adult cabaret at a property in which another Company subsidiary had purchased in Beaumont, Texas. Of this amount, $245,000 has been allocated to licenses.

Fiscal 2012

The Company's wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation ("RCI Tarrant County"), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald ("Seller") for the purchase of 100% of the membership units of 12291 CBW, LLC ("12291 CBW").  12291 CBW owned and operated an adult entertainment cabaret known as "The New West" located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000. The Company now operates the BYOB club as "Temptations". The Company also paid $55,000 at closing for certain costs related to the access to the club. The entire $380,000 has been allocated to license.

Our wholly owned subsidiaries, RCI Dining Services (Stemmons), Inc. ("RCI Stemmons"), RCI Dining Services (Inwood), Inc. ("RCI Inwood") and RCI Dining Services (Stemmons 2), Inc. ("RCI Dining") entered into a Stock Purchase Agreement (the "Prior Agreement") with Mr. Thanasi Mantas, Green Star, Inc. ("Green Star"), Fine Dining Club, Inc. ("Fine Dining"), Blue Star Entertainment Inc. ("Blue Star"), Adelphi Group Ltd. ("Adelphi") and PNYX Limited Partnership ("PNYX"). The Prior Agreement was amended on December 28, 2011. On January 11, 2012, (i) Green Star, Fine Dining, Mr. Mantas, Adelphi, PNYX, RCI Stemmons, RCI Dining and RCI Holdings, Inc., our wholly owned subsidiary ("RCI Holdings"), entered into a new Stock Purchase Agreement (the "Silver City Purchase Agreement") and (ii) Blue Star, Mr. Mantas, PNYX, RCI Inwood and RCI Holdings entered into a separate Stock Purchase Agreement (the "Blue Star Purchase Agreement"), which was subsequently terminated. The entry into the Silver City Purchase Agreement and the Blue Star Purchase Agreement terminated the Prior Agreement, as amended.

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
JUNE 30, 2013
(UNAUDITED)

9.       ACQUISITIONS – continued

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

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land	$7,502
Equipment and furniture	130
Noncompete	100
Inventory and other current assets	47
Goodwill	427
SOB licenses	1,221
Deferred taxes	(427)
Net assets	$9,000

The Company incurred approximately $76,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of these entities are included in the Company's consolidated results of operations since January 17, 2012. This acquisition was made to further the Company's growth objective of acquiring nightclubs.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $2,000,000 cash and $3,500,000 in the form of an 8% promissory note that is payable over 10 years. The Fort Worth property represents the land for Cabaret East, one of our clubs, and the Dallas property represents the land at another gentlemen's club. This transaction closed on January 13, 2012.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

10.     INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and nine months ended June 30, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Computed expected tax expense	$1,286	$993	$4,248	$3,333
State income taxes	73	70	110	105
Permanent differences	50	(41)	250	(72)
Income tax expense	$1,409	$1,022	$4,608	$3,366

Included in the Company's deferred tax liabilities at June 30, 2013 is approximately $17.1 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company's balance sheet until the related clubs are sold.

The Company recognizes interest accrued in interest expense and penalties in operating expenses. During the nine months ended June 30, 2013 and 2012, the Company recognized approximately $48,000 and $16,000, respectively, in penalties. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Beginning January 1, 2008, the Company's Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association ("TEA"), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge's order enjoined the State from collecting or assessing the tax.  The State appealed the Court's ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals are completed.  Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but took no affirmative action to enforce that right.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court's judgment that the Sexually Oriented Business ("S.O.B.") Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES - continued

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA. On June 28, 2012, the District Court in Travis County held a hearing on TEA's Texas Constitutional claims and on July 9 entered an order finding that the tax was a constitutional Occupations Tax. The Court denied the remainder of TEA's constitutional claims. TEA is now in the process of appealing this new decision to the Texas Third Court of Appeals.

The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, the Company will continue to accrue and expense the potential tax liability on its financial statements, so any ultimate negative ruling will not have any effect on its consolidated income statement and will only affect the consolidated balance sheet. If the final decision of the courts is ultimately in the Company's favor, as it believes it will be, then the Company will record a one-time gain of the entire amount previously expensed.

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court's 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of June 30, 2013, the Company has approximately $12.3 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $746,000 and $726,000 for the quarters ended June 30, 2013 and 2012, respectively.

The Company's Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute. The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

The Company's subsidiary that operated the club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company's Las Vegas subsidiary owes approximately $2.1 million, including penalties and interest, for Las Vegas Live Entertainment Taxes.  The Company does not believe it is subject to the Live Entertainment Tax and is protesting the audit results.  Accordingly, the Company has not accrued the contingent liability in the accompanying consolidated financial statements.  It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company's operations.

The Company has been a defendant in a federal court, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York's wage and hour laws. Discovery is now complete and motions for summary judgment are pending. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys fees pursuant to the FLSA and New York Labor Law. The Company denies any liability in this matter and is vigorously defending the allegations. The Company has asserted counterclaims and affirmative defenses for offset and unjust enrichment.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES - continued

In September 2011, the Company's subsidiary, RCI Entertainment Las Vegas, Inc. ("RCI Las Vegas") and Rick's Cabaret International were sued by the lessor of its club in Las Vegas for breach of contract and other issues relating to RCI Las Vegas' lease. This suit was settled in June 2013 and the Company paid $150,000 to settle all claims.

The Company settled a bodily injury lawsuit during the quarter ended June 30, 2013.  The Company paid $160,000 of the settlement after insurance proceeds.

In September 2011, the Company and its CEO were sued in District Court in Travis County Texas by a shareholder for damages as a result of the plaintiff's alleged inability to sell shares on the open market due to restrictive legends which the plaintiff alleges that the defendants failed to remove in a timely manner. On March 21, 2012, the Company agreed to a settlement in the case. The terms of the settlement provide for the payment of $2,650,000 to the plaintiff and a full and complete release of the Company and the Company's CEO. The settlement amount will be paid with approximately $850,000 in insurance proceeds and a cash payment from the Company of approximately $1.8 million. No admission of liability was made by the Company. The parties completed the settlement documents and an Order of Dismissal was entered into on April 19, 2012. The $1.8 million has been expensed in the quarter ended March 31, 2012.

12.          SUBSEQUENT EVENTS

On August 1, 2013, the Company borrowed $1 million from a lender.  Simultaneously, the Company modified a mortgage agreement and an existing promissory note with the lender for a $1 million loan already on the Company’s books.  The original $1 million was due interest only until April 2014. The new amended and restated promissory note in the amount of $2 million bears interest at 10% per annum and is payable interest only, through July 2015 at which time the note becomes payable $33,202 per month until the remaining principal and interest are due on July 31, 2022. The note is collateralized by certain real estate owned by the Company.

In July 2013, the Company refinanced a maturing 7% $1.9 million mortgage payable to an individual, replacing it with commercial bank debt of $1.5 million.  The new bank debt bears interest at 1.5% over prime, with a floor of 6.25% per annum, and is payable $15,090 per month, with a balloon payment after five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of June 30, 2013, we own and/or operate a total of thirty-seven nightclubs that offer live entertainment, restaurant and bar operations.  We also intend, through our subsidiaries, to open an additional six locations by the end of the calendar year.  We have one reportable segment, nightclubs. Our website address is www.Ricks.com.  We also have an investors’ website – www.ricksinvestor.com.

SCHEDULE OF CLUBS

Date
Name of Nightclub	Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Ricky Bobby, Fort Worth, TX (2)	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX (1)	2013
Vivid Cabaret, Los Angeles (1)	2013
Vivid Cabaret, New York (1)	2013
Bombshells, Beaumont, TX (1)
Jaguars, Houston (1)

(1) To be opened in 2013.
(2) Opened in July 2013

As noted above, we have the following nightclubs/restaurant under construction or contract:

⋅	Vivid Cabaret in New York – the building is being remodeled and should open in the fall.
⋅	Vivid Cabaret in Los Angeles to be opened soon – awaiting final hearing
⋅	Temptations Beaumont (Texas) is opening August 15.
⋅	Rick’s Cabaret Odessa, Texas – under construction – opening in the fall.
⋅	Bombshells Beaumont – property under contract, awaiting licensing and permits.
⋅	Jaguars Houston to be opened in former Rick’s Houston location in 2013.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the Financial Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The Company has updated references to GAAP in this Form 10-Q to reflect the guidance in the Accounting Standards Codification (“ASC”).  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows, principally at the club level, when assessing impairment. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation was performed as of September 30, 2012, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. We determined that there was no net asset impairment at September 30, 2012.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  Total sales and liquor taxes aggregated $6.1 million and $5.1 million for the nine months ended June 30, 2013 and 2012, respectively.

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

Stock Options

The stock option compensation costs recognized for the quarters ended June 30, 2013 and 2012 were $281,745 and $12,381, respectively, and were $845,235 and $33,016, respectively, for the nine months then ended.   See Note 4 of Notes to Consolidated Financial Statements for information regarding stock options issued.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

For the three months ended June 30, 2013, we had consolidated total revenues of $28.3 million compared to consolidated total revenues of $23.9 million for the three months ended June 30, 2012, an increase of $4.4 million or 18.3%.  The increase in total revenues was primarily attributable to approximately $3.6 million contributed by the Jaguars club chain acquired in late 2012, $1.1 million by the new Bombshells and Vee Lounge opened earlier this year, along with strong results from our clubs in New York and Minneapolis.  Total revenues for same-location-same-period of club operations decreased by 2.1% to $22.8 million for the three months ended June 30, 2013 from $23.3 million for the same period ended June 30, 2012.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$11,105	39.2%	$9,711	40.6%
Sales of food and merchandise	3,288	11.6%	2,286	9.6%
Service Revenues	12,382	43.7%	10,576	44.2%
Other	1,533	5.4%	1,348	5.6%
Total Revenues	28,308	100.0%	23,921	100.0%

Cost of Goods Sold	3,680	13.0%	3,279	13.7%
Salaries & Wages	6,413	22.7%	5,299	22.2%
Stock-based Compensation	282	1.0%	12	0.1%
Taxes and permits	4,275	15.1%	3,618	15.1%
Charge card fees	410	1.4%	361	1.5%
Rent	846	3.0%	726	3.0%
Legal & professional	642	2.3%	992	4.1%
Advertising and marketing	1,181	4.2%	959	4.0%
Insurance	573	2.0%	387	1.6%
Utilities	523	1.9%	454	1.9%
Depreciation and amortization	1,337	4.7%	1,398	5.8%
Settlement of lawsuit	160	0.6%	200	0.8%
Loss on sale of assets	-	0.0%	332	1.4%
Other	2,336	8.3%	1,867	7.8%

Total operating expenses	22,658	80.0%	19,884	83.1%
Operating income	5,650	20.0%	4,037	16.9%

Interest income and other	(2)	0.0%	(2)	0.0%
Interest expense	(1,868)	-6.6%	(1,098)	-4.6%

Gain (loss) on change in fair value of derivative instruments	1	0.0%	(17)	-0.1%
Income from continuing operations before income taxes	$3,781	13.4%	$2,920	12.2%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the three months ended June 30, 2013 was 12.9% compared to 13.7% for the three months ended June 30, 2012.  The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2013 was 12.9%, compared to 13.6% for the same period ended June 30, 2012. The principal reasons for the slight decrease is due to the hiring of a beverage director and the continuing effect on costs of our national buying power for alcoholic beverages and energy drinks.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs.   Payroll for same-location-same-period of club operations was $4.3 million for the three months ended June 30, 2013 compared to $4.4 million for the three months ended June 30, 2012.  Management currently believes that its labor and management staff levels are appropriate.

Stock-based compensation is a noncash cost from issuing stock options to employees and Board members in 2013and 2012. All but 10,000 options are fully vested in July 2013.

The decrease in rent expense as a percentage of revenues is due to the Company’s purchase of the real estate with its recent acquisitions.

The decrease in legal and professional is due principally to the completion of discovery in the New York wage and hour lawsuit during 2013.  See Commitments and Contingencies in Notes to Consolidated Financial Statements.

Also see Commitments and Contingencies in Notes to Consolidated Financial Statements for an explanation of the settlement of lawsuits.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The loss on sale of assets in 2012 is the result of the sale of an aircraft.

Income taxes, as a percentage of income before taxes was 37.3% and 35.0% for the quarters ended June 30, 2013 and 2012, respectively due to the tax effect of the larger nondeductible stock-based compensation in 2013.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $5.9 million for the three months ended June 30, 2013, compared to $5.8 million for the same period in 2012.

Our “operating margin”, the percentage of operating income to total revenues, was 20.0% and 16.9% for the quarters ended June 30, 2013 and 2012, respectively.   The 2013 quarter was affected by the settlement of lawsuit of $160,000.  Without that expense, the 2013 quarter operating margin would have been 20.5%.  Without the lawsuit settlement, net income would have been $2.4 million and diluted earnings per share would have been $0.25 in 2013. The 2012 quarter was affected by the settlement of lawsuit of $200,000 and the loss on sale of assets.  Without those expenses, the 2012 quarter operating margin would have been 18.3%.  Without the lawsuit settlement and the loss on sale of aircraft, net income would have been $2.5 million and diluted earnings per share would have been $0.22 in 2012.

The quarter ended June 30. 2013 also includes approximately $230,000 of losses from clubs/restaurants unopened as of June 30, 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2012

For the nine months ended June 30, 2013, we had consolidated total revenues of $84.2 million compared to consolidated total revenues of $71.4 million for the nine months ended June 30, 2012, an increase of $12.8 million or 18.0%.  The increase in total revenues was primarily attributable to clubs acquired or opened during the last year.  Total revenues for same-location-same-period of club continuing operations decreased 1.0% to $66.4 million for the nine months ended June 30, 2013 from $67.0 million for the same period ended June 30, 2012.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$32,554	38.7%	$29,033	40.7%
Sales of food and merchandise	8,744	10.4%	6,619	9.3%
Service Revenues	38,089	45.2%	31,743	44.5%
Other	4,790	5.7%	3,958	5.5%
Total Revenues	84,177	100.0%	71,353	100.0%

Cost of Goods Sold	10,561	12.5%	9,601	13.5%
Salaries & Wages	18,600	22.1%	15,428	21.6%
Stock-based Compensation	845	1.0%	33	0.0%
Taxes and permits	13,069	15.5%	11,018	15.4%
Charge card fees	1,126	1.3%	1,042	1.5%
Rent	2,199	2.6%	2,150	3.0%
Legal & professional	2,263	2.7%	2,433	3.4%
Advertising and marketing	3,452	4.1%	2,994	4.2%
Insurance	1,642	2.0%	1,027	1.4%
Utilities	1,564	1.9%	1,264	1.8%
Depreciation and amortization	3,969	4.7%	3,708	5.2%
Settlement of lawsuit	160	0.2%	2,031	2.8%
Loss on sale of assets	-	0.0%	332	0.5%
Other	6,967	8.3%	5,432	7.6%

Total operating expenses	66,417	78.9%	58,493	82.0%
Operating income	17,760	21.1%	12,860	18.0%

Interest income and other	6	0.0%	2	0.0%
Interest expense	(5,273)	-6.3%	(3,178)	-4.5%
Gain (loss) on change in fair value of derivative instruments	2	0.0%	120	0.2%
Income from continuing operations before income taxes	$12,495	14.8%	$9,804	13.7%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts.  The cost of goods sold for the club operations for the nine months ended June 30, 2013 was 12.5% compared to 13.4% for the nine months ended June 30, 2012. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2013 was 12.8%, for the nine months ended June 30, 2013 compared to 13.1% for the nine months ended June 30, 2012.  The principal reasons for the slight decrease is due to the hiring of a beverage director and the continuing effect on costs of our national buying power for alcoholic beverages and energy drinks.

Payroll for same-location-same-period of club operations was $12.2 million for each of the nine months ended June 30, 2013 and 2012.  Management currently believes that its labor and management staff levels are appropriate.

Stock-based compensation is a noncash cost from issuing stock options to employees and Board members in 2013 and 2012. All but 10,000 options are fully vested in July 2013.

The decrease in rent expense as a percentage of revenues is due to the Company’s purchase of the real estate with its recent acquisitions.

The decrease in legal and professional is due principally to the completion of discovery in the New York wage and hour lawsuit during 2013.  See Commitments and Contingencies in Notes to Consolidated Financial Statements.

Generally, the increase in other expense categories is due to the increase in clubs and revenues.

The loss on sale of assets in 2012 is the result of the sale of an aircraft.

The gain on the change in fair value of derivative instruments in 2012 is due to the rising price of the Company’s common stock over the nine months.

Income taxes, as a percentage of income before taxes was 36.9% and 34.3% for the nine months ended June 30, 2013 and 2012, respectively, principally due to the tax effect of the larger nondeductible stock-based compensation in 2013.

Our “operating margin”, the percentage of operating income to total revenues, was 21.1% and 18.0% for the nine months ended June 30, 2013 and 2012, respectively.  The 2013 period was affected by the settlement of lawsuit of $160,000.  Without that expense, the 2013 period operating margin would have been 21.3%.  Without the lawsuit settlement, net income would have been $7.7 million and diluted earnings per share would have been $0.81 in 2013. The 2012 period was affected by the settlement of lawsuit of $200,000 and the loss on sale of assets.  Without those expenses, the 2012 period operating margin would have been 20.2%.  Without the lawsuit settlement and the loss on sale of aircraft, net income would have been $7.7 million and diluted earnings per share would have been $0.79 in 2012.

The nine months ended June 30. 2013 also includes approximately $350,000 of losses from clubs/restaurants unopened as of June 30, 2013.

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

The following tables present our non-GAAP measures for the periods ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$2,195	$1,823	$7,587	$6,124
Income tax expense	1,409	1,022	4,608	3,366
Interest expense and income and gain on derivative	1,869	1,117	5,265	3,056
Loss from discontinued operations	124	22	141	155
Depreciation and amortization	1,337	1,398	3,969	3,708
Adjusted EBITDA	$6,934	$5,382	$21,570	$16,409

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income	$2,195	$1,823	$7,587	$6,124
Patron tax	746	726	2,536	2,265
Amortization of intangibles	92	117	322	345
(Gain) loss on change in fair value of derivative instruments	(1)	17	(2)	(120)
Stock-based compensation	282	12	845	33
Litigation and other one-time settlements	160	200	160	2,031
Income tax expense	1,409	1,022	4,608	3,366
Acquisition costs	30	-	119	131
Loss from discontinued operations, net of income taxes	124	22	141	155
Non-GAAP provision for income taxes	(1,664)	(1,374)	(5,415)	(5,004)
Non-GAAP net income	$3,373	$2,565	$10,901	$9,326

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	9,647	9,731	9,871	9,717
GAAP net income	$0.23	$0.19	$0.77	$0.63
Patron tax	0.08	0.07	0.26	0.23
Amortization of intangibles	0.01	0.01	0.03	0.04
(Gain) loss on change in fair value of derivative instruments	-	0.00	0.00	(0.01)
Stock-based compensation	0.03	0.00	0.09	0.00
Litigation and other one-time settlements	0.02	0.02	0.02	0.21
Income tax expense	0.15	0.11	0.47	0.35
Acquisition costs	0.00	-	0.01	0.01
Loss from discontinued operations, net of income taxes	0.01	0.00	0.01	0.02
Non-GAAP provision for income taxes	(0.17)	(0.14)	(0.55)	(0.51)
Non-GAAP diluted net income per share	$0.35	$0.27	$1.11	$0.96

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$5,650	$4,037	$17,760	$12,860
Patron tax	746	726	2,536	2,265
Amortization of intangibles	92	117	322	345
Stock-based compensation	282	12	845	33
Litigation and other one-time settlements	160	200	160	2,031
Acquisition costs	30	-	134	131
Non-GAAP operating income	$6,960	$5,092	$21,757	$17,665

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	20.0%	16.9%	21.1%	18.0%
Patron tax	2.6%	3.0%	3.0%	3.2%
Amortization of intangibles	0.3%	0.5%	0.4%	0.5%
Stock-based compensation	1.0%	0.1%	1.0%	0.0%
Litigation and other one-time settlements	0.6%	0.8%	0.2%	2.8%
Acquisition costs	0.1%	0.0%	0.2%	0.2%
Non-GAAP operating margin	24.6%	21.3%	25.8%	24.8%

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

As of June 30, 2013, excluding the patron tax liability, we had working capital of $3.2 million compared to working capital of $1.7 million as of September 30, 2012. The increase is principally due to our free cash flow, net of the real estate and equipment purchases and business acquisitions we made during 2013, utilizing $9.1 million in cash. Because of the large volume of cash we handle, stringent cash controls have been implemented. At June 30, 2013, our cash and cash equivalents were $9.0 million compared to $5.5 million at September 30, 2012.

Our depreciation for the quarter ended June 30, 2013 was $1.2 million compared to $1.3 million for the quarter ended June 30, 2012. Our amortization for the quarter ended June 30, 2013 was $92,000 compared to $117,000 for the quarter ended June 30, 2012.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

	Nine Months Ended June 30,
	2013	2012
Income from continuing operations	$7,887	$6,438
Depreciation and amortization	3,969	3,708
Deferred taxes	(103)	1,330
Stock compensation expense	845	33
Change in operating assets and liabilities	1,679	2,412
Other	(112)	213
	$14,165	$14,134

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

	Nine Months Ended June 30,
	2013	2012
Purchase/sale of marketable securities	$500	$(500)
Proceeds from sale of assets	-	1,245
Additions to property and equipment	(5,497)	(5,089)
Additions of businesses, net of cash acquired	(3,645)	(1,434)
	$(8,642)	$(5,778)

Following is a reconciliation of our additions to property and equipment for the quarters ended June 30, 2013 and 2012:

(in thousands)	Nine Months Ended June 30,
	2013	2012
Acquisition of real estate	$15,694	$5,500
Capital expenditures funded by debt	(13,561)	(6,236)
New capital expenditure in new clubs and purchase of aircraft	2,448	3,934
Maintenance capital expenditures	916	1,891

Total capital expenditures in consolidated statement of cash flows	$5,497	$5,089

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

	Nine Months Ended June 30,
	2013	2012
Proceeds from long-term debt	$7,000	$-
Purchase of put options and payments on derivative	(139)	(1,491)
Payments on long-term debt	(7,219)	(6,413)
Purchase of treasury stock	(1,478)	(1,376)
Exercise of warrants	-	1,040
Distribution of minority interests	(162)	(162)
	$(1,998)	$(8,402)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Nine Months Ended June 30,
	2013	2012
Operating activities	$14,165	$14,134
Investing activities	(8,642)	(5,778)
Financing activities	(1,998)	(8,402)
Net increase (decrease) in cash	$3,525	$(46)

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

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.  As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the nine months ended June 30, 2013 and 2012, 176,255 shares ($1.5 million) and 172,415 shares ($1.4 million), respectively, were purchased under this program.

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

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $4.3 million and net income before taxes of approximately $620,000 for fiscal year 2012. These amounts do not include the acquisition of approximately $10.1 million of real estate ($350,000 in cash and the balance in debt) relating to the Jaguars acquisition which was closed on October 16, 2012.

During fiscal 2013, in addition to the real estate explained in the previous paragraph, we have acquired an existing licensed location for $3,000,000 ($1.5 million in cash and the balance in promissory notes). This location is being remodeled and will open later in 2013. We also acquired the remaining 50% of an unopened club for $863,000 of common stock in May 2013.  We also acquired another club for $300,000 in cash.  We previously had acquired the real estate for this location.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended June 30, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2013, we issued 10,000 stock options to an employee. These options become exercisable in June 2014, have a strike price of $8.70 per share and expire in June 2015. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. This issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

During the three months ended June 30, 2013, we purchased 64,096 shares of common stock in the open market at prices ranging from $8.42 to $8.79. Following is a summary of our purchases by month:

Period:	(a)	(b)	(c)	(d)
Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 30, 2013	29,282	$8.53	29,282	$2,750,290
May 31, 2013	-	-	-	$2,750,290
June 30, 2013	34,814	$8.63	34,814	$2,450,277
Total for the three months ended June 30, 2013	64,096	$8.58	64,096	$2,450,277

(1)	All shares were purchased pursuant to the repurchase plan approved by the Board in April 2013, which plan authorized the repurchase of up to $3,000,000 in shares of common stock.
(2)	Prices include any commission and transaction costs.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: August 8, 2013	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 8, 2013	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer