Form 10-K
period 2013-09-30
RICKS CABARET INTERNATIONAL INC
filed 2013-12-16
CIK 935419

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Common Stock, $.01 Par Value
(Title of class)

NASDAQ
Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

None
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $100,307,577.

As of December 2, 2013, there were approximately 9,561,430 shares of common stock outstanding.

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

PART I

Item 1. Business.

INTRODUCTION

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of September 30, 2013, we operate a total of thirty-nine establishments that offer live adult entertainment, and/or restaurant and bar operations.  We also intend, through our subsidiaries, to open an additional three locations by the end of the calendar year.  We have one reportable segment, nightclubs.

SCHEDULE OF CLUBS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (2)	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Ricky Bobby Sport Saloon, Fort Worth, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, Los Angeles, CA	2013
Vivid Cabaret, New York, NY (1)	2013
Bombshells, Beaumont, TX (1)	2013
Jaguars, Houston, TX (1)	2013
Bombshells, Austin, TX (2)	2013
Bombshells, Webster, TX (2)	2013
The Black Orchid, Dallas, TX (3)	2013

(1) To be opened in Calendar 2013.
(2) To be opened in Calendar 2014.
(3) Acquired in October 2013.

As noted above, we have the following nightclubs/restaurant under construction or contract:

•	Vivid Cabaret in New York – the building is being remodeled and should open in the fall.
•	Rick’s Cabaret Odessa, Texas – under construction – opening in spring of 2014.
•	Bombshells Beaumont – the building is being remodeled and should open in the fall.
•	Jaguars Houston to be opened in December 2013.
•	Bombshells Austin to be opened in Spring 2014.
•	Bombshells Webster to be opened in Spring 2014.

Our website address is www.Ricks.com .  We also have an investors’ website – www.ricksinvestor.com .  Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under the Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-K.

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

Female Entertainers . Our policy is to maintain high standards for both personal appearance and personality for the entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to engage in conversation with customers. We prefer that performers who work at our clubs be experienced entertainers. We make a determination as to whether a particular applicant is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Rick’s Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

Management . We often recruit staff from inside the adult entertainment industry, as well as from large restaurant and club chains, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers as well as clientele. Management with experience is able to train new recruits from outside the industry.

Compliance Policies/Employees . We have a policy of ensuring that our businesses are operated in conformity with local, state and federal laws. In particular, we have a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclubs reinforce this policy, as do periodic unannounced searches of the entertainers' lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without notifying management. If an entertainer does leave the premises, she is not allowed to return to work until the next day. We continually monitor the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

Compliance Policies/Credit Cards . We review all credit card charges made by our customers. We have in place a formal policy requiring that all credit card charges must be approved, in writing, by management before any charges are accepted.  Management is trained to review credit card charges to ensure that the only charges approved for payment are for food, drink and entertainment.

Food and Drink . We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to compliment our adult entertainment. We employ service managers who recruit and train professional wait staff and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. At most locations, our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak, and lobster. An extensive selection of quality wines is available at most locations.

Controls . Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. At each location, we have designed and implemented internal procedures and controls to ensure the integrity of our operational and accounting records. Wherever practicable, we separate management personnel from all cash handling so that management is isolated from and does not handle any cash. We use a combination of accounting and physical inventory control mechanisms to maintain a high level of integrity in our accounting practices. Information technology plays a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control each nightclub. Deposits of cash and credit card receipts are reconciled each day to a daily income report. In addition, we review on a daily basis (i) cash and credit card summaries which tie together all cash and credit card transactions occurring at the front door, the bars in the club and the cashier station, (ii) a summary of the daily bartenders' check-out reports, and (iii) a daily cash requirements analysis which reconciles the previous day's cash on hand to the requirements for the next day's operations. These daily computer reports alert local management of any variances from expected financial results based on historical norms. We conduct a monthly overview of our financial condition and operating results.

Atmosphere . We maintain a high design standard in our facilities and decor. The furniture and furnishings in the nightclubs create the feeling of an upscale restaurant. The sound system provides quality sound at levels at which conversations can still take place. The environment is carefully monitored for music selection, entertainer and waitress appearance and all aspects of customer service on a continuous basis.

VIP Room . In keeping with our emphasis on serving the upper-end of the businessmen's market, some of our nightclubs include a VIP room, which provides a higher level of service and luxury.

Advertising and Promotion . Our consumer marketing strategy is to position our “Rick's Cabaret” brand clubs as premiere entertainment facilities that provide exceptional adult entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers including hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that the Rick's Cabaret name is kept before the public.

Rick's Cabaret has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for Pay-Per-View features as well. Business stories about Rick's Cabaret have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications. Forbes  named Rick's Cabaret one of America's 200 Best Small Companies since 2008. Rick's Cabaret has been profiled in The Wall Street Journal,  Fortune, MarketWatch, Corporate Board Member, Smart Money, USA Today, The New York Daily News and other publications

NIGHTCLUB LOCATIONS

We currently operate clubs under the name “Rick's Cabaret” in San Antonio, Austin, Lubbock, and Fort Worth, Texas (2); Minneapolis, Minnesota; New York, New York; and Indianapolis, Indiana. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own six nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Fort Worth and two in Houston, Texas, one that operates as “Cabaret East” in Fort Worth, one that operates as "Cabaret North" in Fort Worth, one that operates as Silver City in Dallas and one that operates as “Downtown Cabaret” in Minneapolis.  We also operate a club in Southern California that operates as “Vivid Cabaret”.   We operate “Temptations” clubs in Sulphur, Louisiana, Beaumont, Texas and Fort Worth, Texas.  We operate nine clubs as “Jaguars” in Texas and one in Phoenix, Arizona. We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.  In addition to the adult nightclubs, we currently operate three bar/restaurants in the Dallas/Fort Worth Metroplex as Vee Lounge, Bombshells and Ricky Bobby Sport Saloon.

RECENT TRANSACTIONS

See Note M of Notes to Consolidated Financial Statements for acquisitions during fiscal years ended September 30, 2013 and 2012.

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

COMPETITION

The adult entertainment and the restaurant/bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business", there are low barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s Cabaret”, "XTC Cabaret", “Silver City” and “Club Onyx” are proprietary.  In the restaurant/bar business, “Bombshells” and “Ricky Bobby Sports Saloon” are also proprietary.  We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. The sexually oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainers. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of an adult entertainment cabaret is subject to restriction by city ordinance. For example, adult entertainment nightclubs in Houston, Texas are subject to "The Sexually Oriented Business Ordinance", which contains prohibitions on the location of an adult cabaret (see “Legal Proceedings" herein). The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses.

TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”  “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Ricky Bobby Sports Saloon,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RICK’S”, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET” “RICKY BOBBY SPORTS SALOON”, SILVER CITY CABARET”, “BOMBSHELLS” and “EXOTIC DANCER” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2013, we and our subsidiaries had approximately 1,750 employees, of which approximately 100 are in management positions, including corporate and administrative operations and approximately 1,650 of which are engaged in entertainment, food and beverage service, including bartenders, waitresses, and entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2013, we had independent contractor relationships with approximately 3,000 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.  As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95 and during the fiscal year ended September 30, 2012, 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24. Under the Board's authority, we have $2.6 million remaining to purchase additional shares as of September 30, 2013.

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

We have not made any payments of these taxes since the first quarter of 2009 and plan not to make any such payments while the case is pending in the courts. However, we will continue to accrue and expense the potential tax liability on our financial statements, so any ultimate negative ruling will not have any effect on our income statement and will only affect our balance sheet, as discussed below. If the final decision of the courts is ultimately in our favor, as we believe it will be, then we will have a one-time gain of the entire amount previously expensed.

Since the inception of the tax, we have paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but we are accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, we have accrued the tax, but not paid the State.  Accordingly, as of September 30, 2013, we have approximately $13.0 million in accrued liabilities for this tax.  Patron tax expense amounted to $3.2 million, $3.0 million and $2.9 million for the years ended September 30 2013, 2012 and 2011, respectively.

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

Our Business has been, and may Continue to be, Adversely Affected by Conditions in the U.S. Financial Markets and Economic Conditions Generally

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite lived assets. If difficult market and economic conditions continue over the next year and/or we experience a decrease in revenue at one or more nightclubs, we could incur a decline in fair value of one or more of our nightclubs. This could result in future impairment charges of up to the total value of the indefinite lived intangible assets.

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

In the Future, We Will Incur Significant Increased Costs as a Result of Operating as a Public Company, and Our Management Will Be Required to Devote Substantial Time to New Compliance Initiatives

In the future, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Our Previous Liability Insurer May Be Unable to Provide Coverage to Us and Our Subsidiaries

We and our subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013—we switched to a different insurer on that date.  By order dated November 7, 2013, the Court of Chancery of the State of Delaware declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver.  The order empowers the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.  Further, the order has stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.  As a result, it is unclear to what degree, if any, we and our subsidiaries will have insurance coverage under the liability policy with IIC until after the rehabilitation plan is completed and the stay is lifted on May 6, 2014.  Currently, there are multiple civil lawsuits pending or threatened against us and our subsidiaries.  There is also the potential that other lawsuits of which we currently are unaware could be filed against us for incidents that occurred before October 25, 2013.  There can be no assurances we will have adequate insurance coverage for any of these lawsuits.  It is unknown at this time what effect, if any, this uncertainty will have on the Company.

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”  “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Ricky Bobby Sports Saloon,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987.  "RICK'S AND STARS DESIGN" logo, “RICKS,” "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET,” “RICKY BOBBY SPORTS SALOON”, SILVER CITY CABARET”, “BOMBSHELLS” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps we have taken to protect its Service Marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Since our inception we have not paid any dividends on our common stock.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict with Those of Our Shareholders

As of December 1, 2013, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 16.8% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. However, food safety issues could be caused at the point of source or by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may experience higher-than-anticipated costs associated with the opening of new establishments which may adversely affect our results of operations.

Our sales and expenses can be impacted significantly by the number and timing of the opening of new nightclub and bar/restaurant establishments. We incur substantial pre-opening expenses each time we open a new establishment. The expenses of opening new locations may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

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

Item 2. Properties .

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

Our nightclubs and their locations are summarized in the “Schedule of Clubs” in Item 1, which is incorporated herein by reference. Of these clubs, we own the real estate for 34 and lease the other 12. We also own three other properties which we are leasing to third parties. The leases for the properties we lease are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of ten to twenty years with renewal terms of five to twenty years. At September 30, 2013, certain of our owned properties were collateral for mortgage debt amounting to approximately $38.7 million. Also see more information in the following Notes to Consolidated Financial Statements: D. - Property and Equipment, F. - Long-Term Debt and J. - Commitments and Contingencies.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note J of Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW

Fiscal Year Ended September 30, 2013

First Quarter
Second Quarter	$8.44	$7.69
Third Quarter	$9.12	$7.98
Fourth Quarter	$8.92	$8.21
	$12.65	$8.70

Fiscal Year Ended September 30, 2012

First Quarter
Second Quarter	$8.94	$6.06
Third Quarter	$10.50	$8.27
Fourth Quarter	$9.84	$7.32
	$8.75	$7.17

On December 6, 2013, the last sales price for the common stock as reported by NASDAQ was $10.42. On December 2, 2013, there were approximately 181 stockholders of record of our common stock (excluding shares held by shareholders in street name).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

 On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.  As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95 and during the fiscal year ended September 30, 2012, 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24. During the year ended September 30, 2013, we also purchased 12,500 shares of common stock from put option holders at prices ranging from $8.12 to $8.63 per share.

 Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Jul-13	16	$8.93	16	$2,555
Aug-13	-	-	-	2,555
Sept-13	-	-	-	2,555
Total for the three months ended Sept 30, 2013	16	$8.93	16	$2,555

(1)	All shares were purchased pursuant to the repurchase plan approved in April 2013, as described above.
(2)	Prices include any commissions and transaction costs.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2013:

(in thousands, except per share data)

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category
Equity compensation plans approved by security holders	765	$8.41	-

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan (“the 2010 Plan”) on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2013, there are 765,000 stock options outstanding.

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock, the NASDAQ Composite Index and a peer group consisting of: BJ’s Restaurant Group, Cheesecake Factory, Ark Restaurants and Buffalo Wild Wings. The graph assumes that $100 was invested at inception in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2010, 2009 and 2008 and for the years ended September 30, 2010 and 2009 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

(in thousands, except per share data)

Year Ended September 30,	2013	2012	2011	2010	2009
Revenue	$112,208	$95,220	$83,491	$74,063	$65,415
Income from continuing operations	$9,545	$7,962	$10,252	$3,905	$7,948
Fully diluted income from continuing operations per common share	$0.98	$0.80	$1.01	$0.38	$0.81
Total assets	$223,100	$192,393	$153,377	$148,371	$145,077
Total Rick's permanent stockholders' equity	$93,781	$84,306	$76,913	$69,939	$70,092
Total Long-term debt	$78,592	$63,528	$35,554	$42,686	$37,812

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Rick’s Cabaret International, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements.
•	Liquidity and Capital Resources — an analysis of cash flows; aggregate contractual obligations and an overview of financial position.

GENERAL INFORMATION

We operate in the adult nightclub industry:

1.
We own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. Our nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Los Angeles, California; Philadelphia, Pennsylvania, Phoenix, Arizona and Indianapolis, Indiana. No sexual contact is permitted at any of our locations.

2.
We own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. We also own an industry trade show, one other industry trade publications and more than 15 industry websites.

Our nightclub revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services. Media revenues include the sale of advertising content and revenues from an annual Expo convention. Our fiscal year end is September 30.

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

Impairment of Long-Lived Assets

In accordance with ASC 205, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired in accordance with ASC 350. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

None of our reporting units were at risk of failing step one of the impairment test (i.e. that fair value was not substantially in excess of carrying value) in either year.

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

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity .  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815-40 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of income.  The first instrument to meet the requirements of FASB ASC 815-40 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations.   Total sales and liquor taxes aggregated $8.5 million, $6.8 million and $6.0 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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

Stock Options

The Company has adopted the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation.  The critical estimates are volatility, expected life and risk-free rate.

The compensation cost recognized for the years ended September 30, 2013, 2012 and 2011 was $847,183, $314,761 and $8,254, respectively.  There were zero stock options exercises for the years ended September 30, 2013 and 2012 and 25,000 for the year ended September 30, 2011.

 OPERATIONS REVIEW

Results of Operations for the Fiscal Year Ended September 30, 2013 as Compared to the Fiscal Year Ended September 30, 2012

For the fiscal year ended September 30, 2013, we had consolidated total revenues of $112.2 million, compared to consolidated total revenues of $95.2 million for the year ended September 30, 2012. This was an increase of $17.0 million or 17.8%. The increase in total revenues was primarily due to revenues generated in our new clubs acquired in 2013 ($3.5 million in 2013), a full year of revenues from clubs purchased in 2012 (increase of $14.2 million) and increases in revenues from certain of our existing clubs, especially from our XTC Austin, Rick’s DFW and Rick’s Minnesota locations.  Revenues from nightclub operations for same-location same-period decreased by 1.2%.

Our operating margin (income (loss) from operations divided by total revenues) was 19.7% for the year ended September 30, 2013 compared to 17.3% for the prior year.

Our income from operations for our nightclub operations for the same-location-same-period decreased by 1.1%.

Our net income was $9.2 million for the fiscal year ended September 30, 2013 compared to $7.6 million for the previous year. The increase in our net income is explained in the following paragraphs.

Following is a comparison of the Company’s income statement for the years ended September 30, 2013 and 2012 with percentages compared to total revenue:

Following is an explanation of significant variances in the above amounts.

	2013	%	2012	%

Sales of alcoholic beverages	$43,189	38.5%	$38,687	40.6%
Sales of food and merchandise	12,249	10.9%	8,810	9.3%
Service Revenues	49,974	44.5%	41,942	44.0%
Other	6,796	6.1%	5,781	6.1%
Total Revenues	112,208	100.0%	95,220	100.0%

Cost of Goods Sold	14,152	12.6%	12,644	13.3%
Salaries & Wages	25,145	22.4%	20,857	21.9%
Stock-based Compensation	847	0.8%	315	0.3%
Taxes and permits	17,607	15.7%	14,639	15.4%
Charge card fees	1,482	1.3%	1,352	1.4%
Rent	3,642	3.2%	2,872	3.0%
Legal & professional	3,114	2.8%	5,861	6.2%
Advertising and marketing	4,611	4.1%	4,046	4.2%
Depreciation and amortization	5,314	4.7%	4,921	5.2%
Insurance	2,208	2.0%	1,439	1.5%
Utilities	2,241	2.0%	1,762	1.9%
Gain (loss) on sale of assets and other	16	0.0%	332	0.3%
Other	9,716	8.7%	7,667	8.1%

Total operating expenses	90,095	80.3%	78,707	82.7%
Income from operations	22,113	19.7%	16,513	17.3%

Interest income	9	0.0%	19	0.0%
Interest expense	(6,538)	-5.8%	(4,003)	-4.2%
Interest expense - loan origination costs	(539)	-0.5%	(310)	-0.3%
Gain (loss) on change in fair value of derivative instruments	1	0.0%	117	0.1%
Income from continuing operations before income taxes	$15,046	13.4%	$12,336	13.0%

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2013 was 12.6% of our total revenues from club operations compared to 13.3% for the year ended September 30, 2012. Cost of goods sold for same-location-same-period decreased to 12.8% for the year ended September 30, 2013 compared to 13.3% for the year ended September 30, 2012, principally due to the addition of the Jaguars locations, which are BYOB (Bring Your Own Booze) with lower costs, for the entire year. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs in 2013 and 2012. Payroll for same-location-same-period of club continuing operations decreased slightly to $16.78 million for the year ended September 30, 2013 from $16.84 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The increase in stock-based compensation in 2012 results from the issuance of options in June and July 2012 to employees and Board of Directors.  These options vested after one year and, thus, the cost of these options were principally expensed in the 2013 fiscal year.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in 2013 results principally from the new clubs acquired.  Patron taxes amounted to $3.2 million and $3.0 million for the years ended September 30, 2013 and 2012, respectively.

Legal and professional expenses decreased principally due to certain one-time lawsuit and other legal settlements amounting to $2.5 million and $462,000 in legal fees related to new acquisitions in 2012.

Insurance expense increased due to the new clubs but also due to a general increase in the insurance for our industry and due to our loss history for general liability insurance.

Depreciation and amortization increased approximately $0.4 million from the year ended September 30, 2012, due to the new clubs purchased during 2013 and 2012.

Utilities increased principally due to new clubs.

Other expenses increased due to the new clubs acquired.

We added more debt from acquisitions while we paid off debt as we amortize the loans. As of September 30, 2013, the balance of long-term debt was $78.6 million compared to $63.5 million a year earlier. The increase is principally attributable to adding $24.8 million in debt in the 2013 acquisitions, principally real estate.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from GAAP operating income and GAAP operating margin amortization of intangibles, patron taxes, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from GAAP net income and GAAP net income per diluted share and per basic share amortization of intangibles, patron taxes, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation, loss from discontinued operations and other one-time legal settlements and acquisition costs, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from GAAP net income depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, acquisition costs, litigation and other one-time legal settlements and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of Adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use Adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

The following tables present our non-GAAP measures for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	September 30,
(in thousands)	2013	2012	2011
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$9,191	$7,578	$7,846
Income tax expense	5,501	4,374	5,403
Interest expense and income and gain on derivative	7,067	4,177	4,042
Litigation and other one-time settlements	707	2,533	-
Acquisition costs	166	-	119
Loss from discontinued operations	143	172	2,195
Depreciation and amortization	5,314	4,921	3,904
Adjusted EBITDA	$28,089	$23,755	$23,509

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income	$9,191	$7,578	$7,846
Patron tax	3,236	3,019	2,875
Amortization of intangibles	409	463	459
(Gain) loss on change in fair value of derivative instruments	(1)	(117)	(129)
Stock-based compensation	847	315	8
Litigation and other one-time settlements	707	2,533	-
Income tax expense	5,501	4,374	5,403
Acquisition costs	166	462	100
Loss from discontinued operations, net of income taxes	143	172	2,195
Non-GAAP provision for income taxes	(6,773)	(6,469)	(6,562)
Non-GAAP net income	$13,426	$12,330	$12,195

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share

Fully diluted shares	9,615	9,697	9,932
GAAP net income	$0.96	$0.78	$0.79
Patron tax	0.34	0.31	0.29
Amortization of intangibles	0.04	0.05	0.05
(Gain) loss on change in fair value of derivative instruments	(0.00)	(0.01)	(0.01)
Stock-based compensation	0.09	0.03	0.00
Litigation and other one-time settlements	0.07	0.26	-
Income tax expense	0.57	0.45	0.54
Acquisition costs	0.02	0.05	0.01
Loss from discontinued operations, net of income taxes	0.01	0.02	0.22
Non-GAAP provision for income taxes	(0.70)	(0.67)	(0.66)
Non-GAAP diluted net income per share	$1.40	$1.27	$1.23

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$22,113	$16,513	$18,794
Patron tax	3,236	3,019	2,875
Amortization of intangibles	409	463	459
Stock-based compensation	847	315	8
Litigation and other one-time settlements	707	2,533	-
Acquisition costs	166	462	100
Non-GAAP operating income	$27,478	$23,305	$22,236

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	19.7%	17.3%	22.5%
Patron tax	2.9%	3.2%	3.4%
Amortization of intangibles	0.4%	0.5%	0.5%
Stock-based compensation	0.8%	0.3%	0.0%
Litigation and other one-time settlements	0.6%	2.7%	0.0%
Acquisition costs	0.1%	0.5%	0.1%
Non-GAAP operating margin	24.5%	24.5%	26.6%

Discontinued Operations

 In March 2011, we made the decision to sell our Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as we sought a buyer for the property. We believe that we had done everything possible to make this location viable since its acquisition in 2008 and believed it was in our shareholders’ best interests not to continue these efforts. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying financial statements and has recognized a loss on the closure of $2.0 million in discontinued operations for the year ended September 30, 2012.

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

See Note N of Notes to Consolidated Financial Statements for summarized information regarding these discontinued operations.

There were no revenues of discontinued operations for the years ended September 30, 2013 and 2012.

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

Our operating margin income from operations plus impairment of assets, divided by total revenues) was 17.7% for the year ended September 30, 2012 compared to 22.5% for the prior year.

Our income from operations for our nightclub operations for the same-location-same-period decreased by 1.4%

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

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs. Refer to the heading “Cash Flows from Investing Activities” below.

As of September 30, 2013, excluding the Patron Tax liability, we had working capital of $4.8 million compared to working capital of $1.7 million as of September 30, 2012. The increase is principally due to $18.4 million in cash from operating activities, net of cash utilized for investing activities. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2013, our cash and cash equivalents were $10.7 million compared to $5.5 million at September 30, 2012.

Our depreciation for the year ended September 30, 2013 was $4.9 million compared to $4.5 million for the year ended September 30, 2012. Our amortization for the year ended September 30, 2013 was $409,000 compared to $463,000 for the year ended September 30, 2012.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

	Year Ended September 30,
	2013	2012	2011
Income from continuing operations	$9,545	$7,962	$10,252
Depreciation and amortization	5,314	4,921	3,904
Deferred taxes	261	1,855	3,776
Gain on settlement of debt	-	-	(903)
Change in operating assets and liabilities	2,341	3,107	672
Other	920	580	1,180
	$18,381	$18,425	$18,881

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

	Year Ended September 30,
	2013	2012	2011
Sale, (acquisition) of marketable securities	$500	$(500)	$(505)
Additions to property and equipment	(9,675)	(6,898)	(11,533)
Additions of businesses, net of cash acquired	(1,790)	(4,882)	(4,281)
Other	(460)	1,245 )	(21)
	$(11,425)	$(11,035)	$(16,340)

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2013 and 2012:

	Years Ended
(in thousands)	September 30,
	2013	2012	2011
Acquisition of real estate	$16,911	$6,154	$8,726
Purchase of aircraft and upgrades	588	3,034	-
Capital expenditures funded by debt	(14,880)	(6,236)	-
New capital expenditure in new clubs	5,849	1,598	1,330
Maintenance capital expenditures	1,207	2,348	1,477
Total capital expenditures in consolidated statement of cash flows	$9,675	$6,898	$11,533

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

	Year Ended September 30,
	2013	2012	2011
Proceeds from long-term debt	$9,498	$-	$750
Purchase of put options and payments on derivative	(138)	(1,895)	(2,043)
Payments on long-term debt	(9,341)	(8,406)	(6,855)
Purchase of treasury stock	(1,623)	(2,092)	(3,267)
Other	(216)	825	(27)
	$(1,820)	$(11,568)	$(11,442)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

	Year Ended September 30,
	2013	2012	2011
Operating activities	$18,381	$18,425	$18,881
Investing activities	(11,425)	(11,035)	(16,340)
Financing activities	(1,820)	(11,568)	(11,442)
Net increase (decrease) in cash	$5,136	$(4,178)	$(8,901)

We require capital principally for the acquisition of new clubs, renovation of older clubs and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Debt Financing:

See Note F of Notes to Consolidated Financial Statements for detail regarding our long-term debt activity.

Contractual obligations and commitments :

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2013.

	Payments Due by Period
(in thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$78,592	$8,830	$9,204	$7,971	$12,932	$7,607	$32,048
Interest payments	25,689	6,590	5,705	4,824	3,864	2,987	1,719
Operating leases	33,678	4,015	3,847	3,680	3,448	3,066	15,622

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

Other than the potential loss of the Patron Tax issue with the State of Texas (see Note J of Notes to Consolidated Financial Statements) we are not aware of any other event or trend that would potentially affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations.  We also believe that, in the event of loss of the Patron Tax issue, the State of Texas would waive any penalties and allow us to pay out any liability over a reasonable amount of time.  In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators:

		Increase		Increase
	2013	(Decrease)	2012	(Decrease)	2011
Sales of alcoholic beverages	$43,189	11.6%	$38,687	18.8%	$32,575
Sales of food and merchandise	12,249	39.0%	8,810	19.0%	7,402
Service Revenues	49,974	19.2%	41,942	9.9%	38,178
Other	6,796	17.6%	5,781	8.3%	5,336
Total Revenues	112,208	17.8%	95,220	14.0%	83,491
Net cash provided by operating activities	$18,381	-0.2%	$18,425	-2.4%	$18,881
Adjusted EBITDA*	$28,089	18.2%	$23,755	1.0%	$23,509
Long-term debt	$78,592	23.7%	$63,528	78.7%	$35,554

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.  As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95 and during the fiscal year ended September 30, 2012, 140,280 shares of common stock in the open market at prices ranging from $6.32 to $8.24. Under the Board's authority, we have $2.6 million remaining to purchase additional shares.

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

During fiscal 2010, we acquired three existing nightclub operations for a total cost of approximately $9.2 million, including real property of approximately $4.6 million. These acquisitions were funded primarily with cash of approximately $5.9 million, real property debt of approximately $2.5 million, and a seller’s common stock which we owned, valued at approximately $795,000. These nightclub operations had total revenues of approximately $7.5 million, $8.6 million and $7.3 million and net income before taxes of approximately $1.3 million, $932,000 and $609,000 for fiscal years 2013, 2012 and 2011, respectively.

During fiscal 2011, we acquired three existing nightclub operations and opened another for a total cost of approximately $11.3 million, including real property of approximately $6.4 million. These acquisitions were funded with cash. These nightclub operations had total revenues of approximately $6.8 million and $5.6 million and net income before taxes of approximately $1.4 million and $500,000 for the fiscal years 2013 and 2012, respectively.

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $18.5 million and $4.3 million and net income before taxes of approximately $2.9 million and $620,000 for fiscal years 2013 and 2012, respectively. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition (see Note M of Notes to Consolidated Financial Statements) which was closed on October 16, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The only items in our financial statements applicable to this section are debt instruments with variable interest rates, aggregating $6.9 at September 30, 2013.  The notes bear interest at 2% above prime with a floor of 7.5%.  The prime rate has been 3.25% for several years.  Thus, the floor rate for our debt is 2.25% in excess of the applicable “floating rate”.  Even if the prime rate were to rise, the effect on our statement of income would then only be $69,000, before taxes, for each 1% rise above a prime rate of 5.5%.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on Page 35.

RICK’S CABARET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rick’s Cabaret International, Inc.

We have audited the accompanying consolidated balance sheets of Rick’s Cabaret International, Inc. and subsidiaries (the “Company”), as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in permanent stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 16, 2013, expressed an unqualified opinion.

 /s/ Whitley Penn LLP
Dallas, Texas
December 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rick’s Cabaret International, Inc.

We have audited Rick’s Cabaret International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in permanent stockholders’ equity and cash flows of the Company, and our report dated December 16, 2013, expressed an unqualified opinion on those consolidated financial statements.

 /s/ Whitley Penn LLP
Dallas, Texas
December 16, 2013

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$10,656	$5,520
Accounts receivable:
Trade, net	1,382	1,743
Other, net	319	296
Marketable securities	555	1,059
Inventories	1,462	1,260
Deferred tax asset	4,618	3,635
Prepaid expenses and other current assets	1,668	1,123
Assets of discontinued operations	21	72
Total current assets	20,681	14,708

Property and equipment, net	98,611	79,940

Other assets:
Goodwill	43,987	43,421
Indefinite lived intangibles, net	54,966	50,608
Definite lived intangibles, net	1,065	1,177
Other	3,790	2,539
Total other assets	103,808	97,745

Total assets	$223,100	$192,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,804	$1,865
Accrued liabilities	5,229	4,298
Texas patron tax liability	13,035	9,849
Current portion of derivative liabilities	-	75
Current portion of long-term debt	8,830	6,603
Liabilities of discontinued operations	48	163
Total current liabilities	28,946	22,853

Deferred tax liability	26,354	23,963
Other long-term liabilities	956	833
Long-term debt	69,762	56,925
Total liabilities	126,018	104,574

Commitments and contingencies

Temporary equity - Common stock, subject to put rights zero and 9 shares, respectively	-	207

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,504 and 9,584 shares issued and outstanding, respectively	95	96
Additional paid-in capital	61,506	61,212
Accumulated other comprehensive income	50	59
Retained earnings	32,130	22,939
Total Rick’s permanent stockholders’ equity	93,781	84,306
Noncontrolling interests	3,301	3,306
Total permanent stockholders’ equity	97,082	87,612

Total liabilities and stockholders’ equity	$223,100	$192,393

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
(in thousands, except per share data)	2013	2012	2011

Revenues:
Sales of alcoholic beverages	$43,189	$38,687	$32,575
Sales of food and merchandise	12,249	8,810	7,402
Service revenues	49,974	41,942	38,178
Other	6,796	5,781	5,336
Total revenues	112,208	95,220	83,491

Operating expenses:
Cost of goods sold	14,152	12,644	10,427
Salaries and wages	25,145	20,857	18,321
Stock-based compensation	847	315	8
Other general and administrative:
Taxes and permits	17,607	14,639	12,542
Charge card fees	1,482	1,352	1,361
Rent	3,642	2,872	2,988
Legal and professional	3,114	5,861	2,289
Advertising and marketing	4,611	4,046	3,471
Depreciation and amortization	5,314	4,921	3,904
Insurance	2,208	1,439	1,157
Utilities	2,241	1,762	1,605
Loss on sale of property and other	16	332	-
Other	9,716	7,667	6,624
Total operating expenses	90,095	78,707	64,697
Income from operations	22,113	16,513	18,794

Other income (expense):
Interest income	9	19	118
Interest expense	(6,538)	(4,003)	(3,930)
Interest expense – loan origination costs	(539)	(310)	(359)
Gain on change in fair value of derivative instruments	1	117	129
Gain on settlement of debt	-	-	903
Income from continuing operations before income taxes	15,046	12,336	15,655
Income taxes	5,501	4,374	5,403
Income from continuing operations	9,545	7,962	10,252
Loss from discontinued operations, net of income taxes	(143)	(172)	(2,195)
Net income	9,402	7,790	8,057
Less: net income attributable to noncontrolling interests	(211)	(212)	(211)
Net income attributable to Rick’s Cabaret International, Inc.	$9,191	$7,578	$7,846

Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.98	$0.80	$1.01
Loss from discontinued operations	(0.02)	(0.02)	(0.22)
Net income	$0.97	$0.78	$0.79
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.98	$0.80	$1.01
Loss from discontinued operations	(0.01)	(0.02)	(0.22)
Net income	$0.96	$0.78	$0.79

Weighted average number of common shares outstanding:
Basic	9,518	9,691	9,930
Diluted	9,615	9,697	9,932

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in thousands, except per share data)	2013	2012	2011

Net income	$9,402	$7,790	$8,057
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(9)	49	10
Comprehensive income	9,393	7,839	8,067
Less net income attributable to noncontrolling interests	(211)	(212)	(211)
Comprehensive income to common stockholders	$9,182	$7,627	$7,856

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	Common Stock					Treasury Stock
				Accumulated
			Additional	Other					Total
	Number		Paid-In	Comprehensive	Retained	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Income (Loss)	Earnings	of Shares	Amount	Interests	Equity

Balance at October 1, 2010	9,766	98	62,326	-	7,515	-	-	3,314	73,253
Stock options exercised	25	-	189	-	-	-	-	-	189
Change in temporary equity	-	-	518	-	-	-	-	-	518
Common stock issued for debt and interest	26	-	270	-	-	-	-	-	270
Settlement of lawsuit	70	1	1,399	-	-	-	-	-	1,400
Purchase of treasury shares	-	-	-	-	-	415	(3,267)	-	(3,267)
Cancelled treasury shares	(283)	(3)	(3,264)	-	-	(415)	3,267	-	-
Stock-based compensation	-	-	8	-	-	-	-		8
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	10	-	-	-	-	10
Net income	-	-	-	-	7,846	-	-	211	8,057

Balance at September 30, 2011	9,604	96	61,446	10	15,361	-	-	3,309	80,222
Change in temporary equity	-	-	503	-	-	-	-	-	503
Purchase of treasury shares	-	-	-	-	-	262	(2,092)	-	(2,092)
Cancelled treasury shares	(140)	(1)	(2,091)	-	-	(262)	2,092	-	-
Stock-based compensation	-	-	315	-	-	-	-		315
Warrants exercised	120	1	1,039	-	-	-	-		1,040
Payments to noncontrolling interests	-	-	-	-	-	-	-	(215)	(215)
Change in marketable securities	-	-	-	49	-	-	-	-	49
Net income	-	-	-	-	7,578	-	-	212	7,790

Balance at September 30, 2012	9,584	$96	$61,212	$59	$22,939	-	$-	$3,306	$87,612
Change in temporary equity	-	-	73	-	-	-	-	-	73
Purchase of treasury shares	-	-	-	-	-	192	(1,623)	-	(1,623)
Cancelled treasury shares	(180)	(2)	(1,621)	-	-	(192)	1,623	-	-
Stock-based compensation	-	-	847	-	-	-	-	-	847
Stock issued in business combination	100	1	862	-	-	-	-	-	863
Beneficial debt conversion feature	-	-	33	-	-	-	-	-	33
Issuance of warrants	-	-	100	-	-	-	-	-	100
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	(9)	-	-	-	-	(9)
Net income	-	-	-	-	9,191	-	-	211	9,402

Balance at September 30, 2013	9,504	$95	$61,506	$50	$32,130	-	$-	$3,301	$97,082

See accompanying notes to consolidated financial statements.

 RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,402	$7,790	$8,057
Loss from discontinued operations	143	172	2,195
Income (loss) from continuing operations	9,545	7,962	10,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,314	4,921	3,904
Deferred taxes	261	1,855	3,776
Loss on sale of property and other	16	332	-
Gain on settlement of debt	-	-	(903)
Amortization of note discount	158	145	145
(Gain) loss on change in fair value of derivative instruments	(1)	(117)	(129)
Amortization of beneficial conversion	2	-	-
Deferred rents	106	49	65
Stock compensation expense	847	315	8
Changes in operating assets and liabilities:
Accounts receivable	337	(82)	(1,075)
Inventories	(202)	(34)	(91)
Prepaid expenses and other assets	(1,950)	(1,220)	(306)
Accounts payable and accrued liabilities	4,156	4,443	2,144
Cash provided by operating activities of continuing operations	18,589	18,569	17,790
Cash provided by (used in) operating activities of discontinued operations	(208)	(144)	1,091
Net cash provided by operating activities	18,381	18,425	18,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	140	1,245	-
Purchase of investments	(600)	(500)	-
Proceeds from sale marketable securities	500	-	(505)
Additions to property and equipment	(9,675)	(6,898)	(11,533)
Acquisition of businesses, net of cash acquired	(1,790)	(4,882)	(4,281)
Cash used in investing activities of continuing operations	(11,425)	(11,035)	(16,319)
Cash used in investing activities of discontinued operations	-	-	(21)
Net cash used in investing activities	(11,425)	(11,035)	(16,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	-	-	189
Proceeds from long-term debt	9,498	-	750
Warrants exercised	-	1,040	-
Purchase of put options and payments on derivative instrument	(138)	(1,895)	(2,043)
Payments on long-term debt	(9,341)	(8,406)	(6,855)
Purchase of treasury stock	(1,623)	(2,092)	(3,267)
Distribution to minority interests	(216)	(215)	(216)
Cash provided by (used in) financing activities of continuing operations	(1,820)	(11,568)	(11,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,136	(4,178)	(8,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,520	9,698	18,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,656	$5,520	$9,698
CASH PAID DURING PERIOD FOR:
Interest	$6,559	$3,832	$4,050
Income taxes	$4,933	$2,569	$2,613

Non-cash transactions:

	Years Ended September 30,
(in thousands)	2013	2012	2011
Purchase and retirement of treasury shares:
Number of shares	192	262	415
Cost of shares	$1,623	$2,092	$3,267
Issue of shares of common stock for debt and interest
Number of shares	-	-	26
Value of shares	$-	$-	$269
Issue of detachable warrants in conjunction with debt (classified as discount on debt with offset to additional paid-in capital)
Number of shares	-	-	-
Value of warrants	$100	$-	$-
Debt incurred with seller in connection with acquiring businesses and real estate	$14,880	$36,236	$-
Unrealized gain (loss) on marketable securities	$(9)	$49	$10
Beneficial debt conversion feature on convertible debt	$33	$-	$-
Transfer of shares from temporary equity to permanent equity - settlement of cross-litigation
Number of shares	-	-	70
Value of shares	$-	$-	$1,400
Issue of shares of common stock for acquiring a business
Number of shares	100	-	-
Value of shares	$863	$-	$-

See accompanying notes to consolidated financial statements.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

A.	Nature of Business

Rick’s Cabaret International, Inc. (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, Phoenix, Arizona, Los Angeles, California and Indianapolis, Indiana. The Company also owns and operates a media division. The Company’s corporate offices are located in Houston, Texas.

B.	Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest it owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

Goodwill and Intangible Assets and Impairment of Long-Lived Assets

FASB ASC 350, Intangibles - Goodwill and Others addresses the accounting for goodwill and other intangible assets. Under FASB ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment, or sooner if there is an indication of impairment. The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level.  The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2013.  The Company did not recognize impairment for the years ended September 30, 2013, 2012 and 2011.  All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

 Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity .  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, FASB ASC 815 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of Income.  The first instrument to meet the requirements of FASB ASC 815 for derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $3.8 million in accordance with FASB ASC 820, Fair Value Measurements , using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

B.	Summary of Significant Accounting Policies

The related put options were recognized in temporary equity in the amount of $5.2 million at the time they were issued.  The difference between that amount and the value of the derivative of $3.8 million, amounting to $1.4 million, was included in additional paid-in capital. The fair value of the derivative liabilities as of September 30, 2012 were estimated to be $75,000, in accordance with FASB ASC 820, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	32%
Expected life	.17 year
Expected dividend yield	-
Risk free rate	0.06%

We finished liquidating these put options during the quarter ended March 31, 2013. The gain (loss) for the years ended September 30, 2013, 2012 and 2011 recognized in earnings amounted to $1,489, $116,520 and $128,944, respectively.

Comprehensive Income

The Company reports comprehensive income (loss) in accordance with the provisions of FASB ASC 220, Reporting Comprehensive Income . Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as items of other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of comprehensive income.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $8.5 million, $6.8 million and $6.0 million for the years ended September 30, 2013, 2012 and 2011, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of Income.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

B.	Summary of Significant Accounting Policies – continued

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

Accounting for Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method and carried at cost and are adjusted for the Company's proportionate share of their undistributed earnings or losses. Investments in Companies in which the Company owns less than a 20% interest are accounted for at cost and reviewed for any impairment. The 40% investment in one company at September 30, 2012 was recorded in other assets and was a nominal amount. The remaining 40% was sold during the year ended September 30, 2013. During the year ended September 30, 2012, the Company also acquired a 50% investment in a nightclub for $600,000, which was not yet open at September 30, 2012. This investment was also recorded in other assets at September 30, 2012. During the year ended September 30, 2013, the Company acquired the remaining 50% of this operation and is now consolidated – see Note M. Also during the year ended September 30, 2013, the Company acquired approximately 12% of another entity for $600,000. This amount was included in other assets as of September 30, 2013.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

B.	Summary of Significant Accounting Policies – continued

Earnings (Loss) Per Common Share - continued

(in thousands, except per share data)	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2013	2012	2011
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$9,334	$7,750	$10,041
Loss from discontinued operations, net of income taxes	(143)	(172)	(2,195)
Net income attributable to Rick's shareholders	$9,191	$7,578	$7,846
Average number of common shares outstanding	9,518	9,691	9,930
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.98	$0.80	$1.01
Discontinued operations	$(0.02)	$(0.02)	$(0.22)
Net income (loss) attributable to Rick's shareholders	$0.97	$0.78	$0.79
Diluted earnings per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$9,334	$7,750	$10,041
Adjustment. to net earnings from assumed conversion of debentures (1)	57	-	-
Adjusted income (loss) from continuing operations	9,391	7,750	10,041
Discontinued operations	(143)	(172)	(2,195)
Adjusted net income (loss) attributable to Rick's shareholders	$9,248	$7,578	$7,846
Average number of common shares outstanding:
Common shares outstanding	9,518	9,691	9,930
Potential dilutive shares resulting from exercise of warrants and options (2)	4	6	2
Potential dilutive shares resulting from conversion of debentures (1)	93	-	-
Total average number of common shares outstanding used for dilution	9,615	9,697	9,932
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.98	$0.80	$1.01
Discontinued operations	$(0.01)	$(0.02)	$(0.22)
Net income (loss) attributable to Rick's shareholders	$0.96	$0.78	$0.79

Net earnings (loss) applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:

*EPS may not foot due to rounding.
Additional shares for options, warrants and debentures amounting to  1,122 for the year ended September 30, 2012 were not considered since they would be antidilutive.
(1)  Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.
(2)  All outstanding warrants and options were considered for the EPS computation.
Convertible debentures (principal and accrued interest) outstanding at September 30, 2013, 2012 and 2011 totaling $7,790, $3,521 and $7,210, respectively, were convertible into common stock at a price of $10.25 and $10.00 in each year. Convertible debentures amounting to $1,444 were dilutive in 2013.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

B.	Summary of Significant Accounting Policies – continued

Stock Options

At September 30, 2013, the Company has stock options outstanding, which are described more fully in Note I.  The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation.   The compensation cost recognized for the year ended September 30, 2013, 2012 and 2011 was $847,183, $314,761 and $8,254, respectively. There were zero stock option exercises for the years ended September 30, 2013 and 2012 and 25,000 stock option exercises for the year ended September 30, 2011.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of September 30, 2013, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$50	$555

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the year ended September 30, 2013.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

B.	Summary of Significant Accounting Policies – continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
September 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

(in thousands)	Carrying
September 30, 2012	Amount	Level 1	Level 2	Level 3
Marketable securities	$1,059	$1,059	$-	$-
Derivative liability	$75	$-	$75	$-

Impact of Recently Issued Accounting Standards

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

In June 2011 new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company has adopted this guidance beginning with its Form 10-Q for the quarter ending December 31, 2012.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

D.	Property and Equipment

Property and equipment consisted of the following:

(in thousands, except per share data)	September 30,
	2013	2012
Buildings and land	$77,760	$61,296
Leasehold improvements	19,658	16,913
Furniture	6,159	4,948
Equipment	20,393	17,379
Total property and equipment	123,970	100,536
Less accumulated depreciation	(25,359)	(20,596)

Property and equipment, net	$98,611	$79,940

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)
		September 30,
		2013	2012
Indefinite useful lives:
Goodwill		$43,987	$43,421
Licenses		54,966	50,608
	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	168	27
Unamortized non-compete agreements	5 years	897	1,150

Total goodwill and intangible assets		$100,018	$95,206

(in thousands)	2013		2012
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$50,608	$43,421	$42,092	$23,550
Intangibles acquired	4,358	997	8,516	19,871
Other	-	(431)	-	-
Ending balance	$54,966	$43,987	$50,608	$43,421

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2013 is (in thousands): 2014 - $336, 2015 - $290, 2016 - $209, 2017 - $101, 2018 - $10 and thereafter - $119.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. As cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, Intangibles - Goodwill and Other, the licenses are determined to have indefinite useful lives. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  There was no impairment for the years ended September 30, 2013, 2012 or 2011.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

F.	Long-term Debt

Long-term debt consisted of:
		September 30,
(in thousands)		2013	2012

Notes payable at 10-11%, mature August 2015 and July 2022	*	$2,381	$1,551
Notes payable at 9.6%, mature December 2014 and January 2015	*	2,257	2,364
Note payable at 7%, matures December 2019	*	232	261
Note payable at 7.25%, matures May 2016	*	880	1,169
Notes payable at 14%, mature September 30, 2020, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.	**	5,284	7,741
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2013), matures April 2017	*	3,142	3,250
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2013), matures June 2017	*	3,775	3,901
Note payable at 8%, matures January 2022	*	2,893	3,343
Notes payable at 5.5%, matures January 2023		1,456	1,500
Notes payable at 5.5%, matures January 2023	*	6,310	6,500
8.15% note payable secured by aircraft, matures February 2017		2,571	2,680
Note payable refinanced at 6.25%, matures July 2018	*	1,512	1,981
Notes payable at 9% and 6.3%, mature July 2018 and June 2030, collateralized by aircraft		970	488
Notes payable at 4.75%-7.25%, mature December 2014 and September 2019	*	955	1,396
10% convertible debentures		4,991	2,653
Note payable at 9.5%, matures August 2024	**	20,967	22,000
Notes payable at 9.5%, mature September 2024	*	9,267	-
6% convertible debentures, mature March 2023	**	1,444	-
Note payable at 13%, matures March 2016	**	1,500	-
Notes payable at 5-7%, mature from 2018 to 2028	*	2,555	-
Note payable at 11%, matures June 2018	*	2,500	-
Convertible note payable from a related party at 10%, matures August 1, 2014		750	750
Total debt		78,592	63,528

Less current portion		8,830	6,603

Total long-term debt		$69,762	$56,925
 * Collateralized by real estate
** Collateralized by stock in subsidiary

Following is a summary of long-term debt at September 30:
(in thousands)
	2013	2012
Secured by real estate	$38,659	$25,716
Secured by stock in subsidiary	29,195	29,741
Secured by other assets	3,541	3,168
Unsecured	7,197	4,903
	$78,592	$63,528

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

F.	Long-term Debt – continued

On April 29, 2009, the Company entered into a modification to two secured promissory notes whereby the due date for the $5million of principal due and payable by the Company under each note was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470, Debt.

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

In April 2010, the Company acquired the real estate for the club in Austin, Texas formerly known as Rick’s Cabaret .  In connection with the purchase, the Company executed a note to the seller amounting to $2.2 million. The note was collateralized by the real estate and was payable in monthly installments through April 2025 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%. As of September 30, 2012, the effective rate was 7%. The Company refinanced this debt in 2013 with a note of $1.5 million, payable in monthly installments of $15,090 through July 2018, including principal and interest at 6.25%.

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bears interest at 6.30% with monthly principal and interest payments of $3,803 beginning July 2010. The note matures in June 2030.

On June 25, 2010, the Company completed the sale of an aggregate of approximately $9.2 million in 10% Convertible Debentures (the “2010 Debentures”) to certain accredited investors (the “2010 Holders”).  The 2010 Debentures bore interest at the rate of 10% per annum and matured and were paid on June 25, 2013.  The 2010 Debenture were payable with one initial payment of interest only due December 26, 2010, and, thereafter in ten equal quarterly principal payments of $920,000 plus accrued interest thereon.  At the option of the 2010 Holders, the principal amount of the 2010 Debentures and the accrued but unpaid interest thereon could be converted into shares of the Company’s common stock at $10.25 per share.  The 2010 Debentures were redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.   Considering the cost of the associated warrants and issue costs explained below, the effective interest rate on the 2010 Debentures was 13.1%.

In connection with the sale of the 2010 Debentures in June 2010, the Company also issued an aggregate of 179,513 warrants (the “Warrants”) to the 2010 Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20% of the number of shares of common stock into which each Holder’s 2010 Debenture is convertible.  The Warrants had an exercise price of $10.25 and expired on June 25, 2013. The Warrants provided that the Company had the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days was at least $14.35.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

F.	Long-term Debt – continued

The fair value of the warrants was estimated to be $434,571 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	68%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.18%

The cost of the warrants has been recognized as a discount on the related debt and was amortized over the life of the debt.

The proceeds from the sale of the 2010 Debentures and Warrants in June 2010 were intended to be utilized to make future acquisitions, and could be utilized for working capital and general corporate purposes.

An adviser to the Company received compensation in the amount of $460,000, which was capitalized as loan origination cost and was amortized over the life of the debt, in connection with advising the Company regarding the June 2010 sale of the 2010 Debentures and Warrants.

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

In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61 st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%.

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

The Company acquired a second adult business in midtown Manhattan in March 2013. The Company paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Rick’s Cabaret common stock at a conversion price of $10.25. The notes are payable over ten years at $16,653 per month, including principal and interest and have a 6% interest rate.

In connection with the acquisition of the Foster Clubs, as explained above, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

F.	Long-term Debt – continued

On January 24, 2013, we sold to an investor (i) a 10% Convertible Debenture with a principal amount of $3,000,000 (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 60,000 shares of our common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.00 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due July 24, 2013, and thereafter, the principal amount is payable in six equal quarterly principal payments of $500,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if our common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.00 per share (subject to adjustment) and expires on January 24, 2015. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, we have the right to require exercise of the Warrant if our common stock has a closing price of $13.00 (subject to adjustment) for 20 consecutive trading days. We sold the Debenture and Warrant to the investor in a private transaction and received consideration of $3,000,000. Brean Capital, LLC acted as exclusive placement agent for the transaction and received a placement fee of 6% of the gross proceeds raised.

The fair value of the warrants was estimated to be $38,256 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	35%
Expected life	1.0 year
Expected dividend yield	-
Risk free rate	0.23%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized over the life of the debt.

The proceeds from the sale of the Debenture and Warrants in January 2013 are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

An adviser to the Company received compensation in the amount of $165,000, which was capitalized as loan origination cost and will be amortized over the life of the debt, in connection with advising the Company regarding the debt.

In March 2013 the Company borrowed $1,500,000 from an individual. The note is collateralized by a second lien on the Company’s Miami nightclub, bears interest at 13% and interest only is payable monthly until the principal matures in March 2016.

During the year ended September 30, 2013, the Company acquired four parcels of real estate at a cost aggregating $3,230,000 and incurred debt aggregating $2,600,000 in connection therewith. The notes bear interest at rates ranging from 5-7% and are payable $25,660 monthly, including principal and interest. The notes mature from 2018 to 2028.

  On August 24, 2013, we sold to an investor (i) a 10% Convertible Debenture with a principal amount of $2,500,000 (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 48,780 shares of our common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.25 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due February 28, 2014, and thereafter, the principal amount is payable in six equal quarterly principal payments of $250,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.25 per share (subject to adjustment) and expires on August 28, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, we have the right to require exercise of the Warrant if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. We sold the Debenture and Warrant to the investor in a private transaction and received consideration of $2,500,000.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

F.	Long-term Debt – continued

The fair value of the warrants was estimated to be $61,735 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	26%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.38%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized over the life of the debt.

The Debenture also had a beneficial conversion feature, valued at $32,467, has been recognized as a discount on the related debt and will be amortized over the life of the debt.

The proceeds from the sale of the Debenture and Warrants in August 2013 are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

An adviser to the Company received compensation in the amount of $150,000, which was capitalized as loan origination cost and will be amortized over the life of the debt, in connection with advising the Company regarding the debt.

Future maturities of long-term debt consist of the following, net of debt discount: (in thousands)

2014	$8,830
2015	9,204
2016	7,971
2017	12,932
2018	7,607
Thereafter	32,048
Total maturities of long-term debt, net of debt discount	$78,592

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2013	2012	2011
Current	$5,240	$2,519	$1,627
Deferred	261	1,855	3,776
Total income tax expense	$5,501	$4,374	$5,403

Income tax expense on continuing operations differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30 as a result of the following:

(in thousands)	2013	2012	2011
Computed expected tax expense	$5,116	$4,194	$5,323
State income taxes, net of federal benefit	146	140	140
Stock-based compensation and other permanent differences	239	40	(60)
Total income tax expense	$5,501	$4,374	$5,403

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

G.	Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.The significant components of the Company’s deferred tax assets and liabilities at September 30 were as follows:

	(in thousands)	2013	2012
Deferred tax assets (liabilities):
Definite and indefinite lived intangibles		$(16,481)	$(14,954)
Property and equipment		(9,873)	(8,627)
Patron tax		4,351	3,447
Net operating loss carryforward and other		267	(194)
Net deferred tax liabilities		$(21,736)	$(20,328)

The net deferred taxes are recorded in the balance sheets as follows:

	2013	2012
Current assets	$4,618	$3,635
Long-term liabilities	(26,354)	(23,963)
Net deferred tax liabilities	$(21,736)	$(20,328)

Included in the Company’s deferred tax liabilities at September 30, 2013 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2013, 2012 and 2011, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination. The Company’s income tax returns for the years ended September 30, 2012 and 2011 are currently under examination.

For tax purposes, the Company has recognized a loss for tax purposes of approximately $13.5 million for the year ended September 30, 2011 upon the closing of the Las Vegas club. The loss resulted in a loss for tax purposes for the year of approximately $2.3 million. This loss was carried forward to the subsequent year for tax purposes.

H.	Put Options and Temporary Equity

As part of certain of the Company’s acquisition transactions, we have entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller had the right, but not the obligation, to have the Company purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we could either buy the Monthly Shares or, if we elected not to buy the Monthly Shares from the seller, then the seller could sell the Monthly Shares in the open market. Any deficiency between the amount which the seller received from the sale of the Monthly Shares and the value of the shares could be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller would terminate and cease at such time as the seller received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller could not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Put” the shares to us or sold them in the open market or otherwise.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

H.	Put Options and Temporary Equity - continued

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $13.9 million and was recorded in our consolidated balance sheet as Temporary Equity. If we were required to buy back any of these put options, the buy-back transaction would be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and would have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

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

Following is a summary of options activity:
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value at
		Exercise	Term	September
(in thousands, except exercise prices and contractual terms)	Options	Price	(Years)	30, 2013
Outstanding at October 1, 2010	565	$9.94
Granted	35	7.15
Forfeited	(55)	8.57
Exercised	(25)	7.55
Outstanding at September 30, 2011	520	10.01
Granted	755	8.41
Expired or cancelled	(490)	10.18
Exercised	-
Outstanding at September 30, 2012	785	8.36
Granted	10	8.70
Expired or cancelled	(30)	7.15
Exercised	-	-
Outstanding at September 30, 2013	765	$8.41	.83	$2,585
Exercisable at September 30, 2013	755	$8.41	.82	$2,554

As of September 30, 2013, the range of exercise prices for outstanding options was $8.35 - $8.78.

In August 2011, the Company issued 35,000 stock options under the 2010 Plan to Directors and certain employees.  These options become exercisable in August 2012, had a strike price of $7.15 per share and expired in August 2013.  The fair value of options issued for the year ended September 30, 2011 were estimated to be $49,521 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

I.	Stock Options- continued

Volatility	50%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.19%

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

In June 2013, the Company issued 10,000 options to a Company employee. These options become exercisable in June 2014, have a strike price of $8.70 per share and expire in June 2015.  The fair value of these options was estimated to be $11,670 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	27%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.27%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718 (also formerly SAB No. 110, Shared-Based Payment ), giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. The Company has utilized the simplified method in accordance with ASC 718 for the following reasons. Earlier in the Company’s existence, longer-term options (generally 5-year lives) were issued to employees, Directors and outsiders. In more recent years, option terms have generally become shorter (1-3 year lives) and options were issued principally to management and Directors. Then in 2010, short-term options (2-year lives) were issued to Directors, management and a substantial number of employees. Due to the changes in the terms of the option grants and the type of persons receiving the options, we believe that the historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. Therefore, the Company believes that the use of the simplified method for determining the expected term of the Company’s options has been appropriate.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

I.	Stock Options- continued

During the years ended September 30, 2013, 2012 and 2011, the Company recorded $847,183, $314,761 and $8,254 of stock-based compensation, respectively. Unamortized stock compensation expense amounted to $8,753 at September 30, 2013.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.6 million, $2.9 million and $3.0 million for the years ended September 30, 2013, 2012 and 2011, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2013 are as follows:

(in thousands)

2014	$4,015
2015	3,847
2016	3,680
2017	3,448
2018	3,066
Thereafter	15,622

Total future minimum lease obligations	$33,678

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

J.	Commitments and Contingencies - continued

Legal Matters – continued

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of September 30, 2013, the Company has approximately $13.0 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $3.2 million and $3.0 million for the years ended September 30, 2013 and 2012, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute. The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

Rick’s Cabaret International, Inc. (“RCII”) and subsidiaries RCI NY, Inc. (“RCI NY”) and Peregrine Enterprises, Inc. (“Peregrine”) have been defendants in a federal court action, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys’ fees pursuant to the FLSA and New York Labor Law. RCII, RCI NY and Peregrine deny liability in this matter, are vigorously defending the allegations and have asserted counterclaims and affirmative defenses for offset and unjust enrichment. Discovery is now complete and on September 10, 2013, the court ruled on the parties’ motions for summary judgment. The court granted summary judgment in favor of the Plaintiffs on their causes of action for minimum wage and held that entertainers at Rick’s NY are employees, that Peregrine was an employer of the Plaintiffs and that under federal law, Rick’s NY’s statutory duty to pay minimum wages was not satisfied by the performance fees Plaintiffs’ received.  The court has not yet ruled on whether performance fees can offset minimum wages under New York state law. The court denied the Plaintiffs’ attempt to hold RCII or RCI NY liable as joint employers with Peregrine and the issue of whether RCII and RCI NY are also employers will be determined at a trial.  The court asked for further briefing as to certain issues, which may limit the decision as to these issues and additional motions are presently pending before the court. Ultimately, the RCII, RCI NY and Peregrine intend to appeal the summary judgment ruling.

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

The Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013—the Company switched to a different insurer on that date.  By order dated November 7, 2013, the Court of Chancery of the State of Delaware declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver.  The order empowers the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.  Further, the order has stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.  As a result, it is unclear to what degree, if any, the Company and its subsidiaries will have insurance coverage under the liability policy with IIC until after the rehabilitation plan is completed and the stay is lifted on May 6, 2014.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries.  There is also the potential that other lawsuits of which the Company currently is unaware could be filed against the Company for incidents that occurred before October 25, 2013.  There can be no assurances the Company will have adequate insurance coverage for any of these lawsuits.  It is unknown at this time what effect, if any, this uncertainty will have on the Company.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

K.	Common Stock

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

During the year ended September 30, 2013, the following common stock transactions occurred:

The Company acquired 192,455 shares of common stock for the treasury at a cost of $1.6 million.  These shares were subsequently retired.

In connection with the acquisition of a business, the Company issued 100,000 shares of common stock, valued at $863,000.

L.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $64,000, $55,000 and $55,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

M.	Acquisitions

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2011 Acquisitions and Openings – continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$3,126
Equipment and signs	289
SOB license	1,150
Net assets	$4,565

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2011 Acquisitions and Openings – continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2012 Acquisitions and Openings - continued

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2012 Acquisitions and Openings - continued

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

On September 17, 2012, JAI and its subsidiaries closed the transactions contemplated by the Purchase Agreement, as amended, and completed the acquisitions of nine of the 11 Foster Clubs. The acquisitions of the remaining two clubs, which are located in Beaumont and Longview, were completed shortly after final permitting had been obtained from the local jurisdictions, at which time the closing documents for those two clubs were released. Longview was closed on September 28, 2012 and Beaumont on October 12, 2012. As consideration for the purchase of the Foster Clubs, JAI and its subsidiaries paid to Foster and the Companies at closing $3,500,000 cash and $22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments and is secured by the assets purchased from the Companies. Upon closing of the Real Estate Agreement (as defined below), JAI and its subsidiaries paid Foster the remaining $500,000 cash consideration due with the purchase of the Foster Clubs.

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

As previously disclosed on August 9, 2012, in connection with the Purchase Agreement, our wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provides for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. See below for an explanation of the real estate transaction.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2012 Acquisitions and Openings - continued

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

2013 Acquisitions and Openings

In connection with the acquisition of the Foster Clubs, as explained above, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs operations and the real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

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

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

M.	Acquisitions - continued

2013 Acquisitions and Openings - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

The Company incurred approximately $34,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

Goodwill in the acquisition represents the offset to the deferred tax liability recorded as a result of the difference in the basis of the net assets for tax and financial purposes.  The goodwill is not deductible for income tax purposes.  The results of operations of this company are included in the Company’s consolidated results of operations since March 5, 2013. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

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

The Company incurred approximately $7,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

The results of operations of this company are included in the Company’s consolidated results of operations since May 30, 2013. This acquisition was made to further the Company’s growth objective of acquiring nightclubs that will quickly contribute to the Company’s earnings per share.  Proforma results of operations have not been provided, as the amounts were not deemed material to the consolidated financial statements.

In June 2013, the Company’s subsidiary, RCI Dining Services (Beaumont), Inc. acquired, for $300,000, the sexually oriented business license rights to operate an adult cabaret at a property in which another Company subsidiary had purchased in Beaumont, Texas. Of this amount, $245,000 has been allocated to licenses.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

N.	Discontinued Operations

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the years ended September 30, 2013, 2012 and 2011.

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

Following is summarized information regarding the discontinued operations:

Revenues of discontinued operations amounted to zero, zero and $2.6 million for the years ended September 30, 2013, 2012 and 2011, respectively.

(in thousands)	Year Ended September 30,
	2013	2012	2011
Loss from discontinued operations	$(220)	$(264)	$(1,107)
Gain (loss) on sale of discontinued operations	2	-	(2,270)
Income tax - discontinued operations	75	92	1,182
Total loss from discontinued operations, net of tax	$(143)	$(172)	$(2,195)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	September 30,
	2013	2012
Current assets	$2	$30
Property and equipment	18	40
Other assets	1	2
Current liabilities	(15)	(130)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(27)	$(91)

Loss on sale of discontinued operations above represents actual loss or impairment of the Las Vegas and Austin clubs.

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

O.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)

	Fiscal Year 2013
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$27,141	$28,728	$28,308	$28,031
Income (loss) from continuing operations	$2,714	$2,801	$2,372	$1,658
Net income (loss)	$2,647	$2,745	$2,195	$1,604
Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$0.29	$0.24	$0.17
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.28	$0.29	$0.24	$0.17
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Basic weighted average shares outstanding	9,575	9,514	9,479	9,504
Diluted weighted average shares outstanding	9,833	9,988	9,647	9,603

	Fiscal Year 2012
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$22,019	$25,414	$23,921	$23,866
Income from continuing operations	$2,286	$2,257	$1,898	$1,521
Net income	$2,185	$2,117	$1,823	$1,453
Basic income per share:
Income from continuing operations	$0.23	$0.23	$0.19	$0.15
Net income	$0.23	$0.22	$0.19	$0.15
Diluted income per share:
Income from continuing operations	$0.23	$0.23	$0.19	$0.15
Net income	$0.23	$0.22	$0.19	$0.15
Basic weighted average shares outstanding	9,685	9,720	9,725	9,633
Diluted weighted average shares outstanding	9,687	9,731	9,731	9,636

	Fiscal Year 2011
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$19,669	$21,580	$20,791	$21,451
Income from continuing operations	$2,348	$3,285	$2,530	$2,089
Net income	$2,076	$2,923	$888	$1,959
Basic income per share:
Income from continuing operations	$0.23	$0.33	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Diluted income per share:
Income from continuing operations	$0.23	$0.32	$0.25	$0.21
Net income	$0.21	$0.29	$0.09	$0.20
Basic weighted average shares outstanding	10,043	9,937	9,924	9,815
Diluted weighted average shares outstanding	10,045	10,771	9,941	9,817

RICK’S CABARET INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

P.	Gain on Settlement of Debt

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

 A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan in October 2013. The subsidiary entered into a contract to buy the land and building for $10 million at any time in the next five years. Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $13,000,000, of which the Company’s subsidiary contributed $5,200,000 in connection with the overall business transaction. The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $23 million. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $100,000 per month for the next five years rather than the $180,000 per month called for in the original agreement.

On October 15, 2013, the Company sold to certain investors (i) 9% Convertible Debentures with an aggregate principal amount of $4,525,000 (the “Debentures”), under the terms and conditions set forth in the Debentures, and (ii) warrants to purchase a total of 72,400 shares of the Company’s common stock (the “Warrants”), under the terms and conditions set forth in the Warrants. Each of the Debentures has a term of three years, is convertible into shares of our common stock at a conversion price of $12.50 per share (subject to adjustment), and has an annual interest rate of 9%, with one initial payment of interest only due April 15, 2014. Thereafter, the principal amount is payable in 10 equal quarterly principal payments, which amounts to a total of $452,500, plus accrued and unpaid interest. Six months after the issue date of the Debentures, we have the right to redeem the Debentures if the Company’s common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Warrants have an exercise price of $12.50 per share (subject to adjustment) and expire on October 15, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrants, we have the right to require exercise of the Warrants if our common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debentures and Warrants to the investors in a private transaction and received consideration of $4,525,000. An adviser to the Company received compensation in the amount of $271,500 in connection with advising the Company regarding the sale of the Debentures and Warrants.

In October 2013, the Company purchased 49 percent of a corporation that operates the Dallas club “PT’s Platinum” and also acquired the building and personal property. Total cost of the transaction was $500,000.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of September 30, 2013, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2013, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	45	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	64	Chief Financial Officer
Travis Reese	44	Director and Executive Vice President
Robert L. Watters	62	Director
Steven Jenkins	56	Director
Luke Lirot	57	Director
Nour-Dean Anakar	56	Director

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Mr. Jenkins, Mr. Anakar and Mr. Lirot are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2013 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

In May 2000, our Board adopted a Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.ricksinvestor.com. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the fiscal year ended September 30, 2013 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board No. 1, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2013 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.ricksinvestor.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar and Luke Lirot. Decisions concerning executive officer compensation for the fiscal year ended September 30, 2013 were made by the Compensation Committee. Eric S. Langan and Travis Reese are the only directors of the Company who are also officers of the Company. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2013, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2013, with the exception of Travis Reese, our Director and Executive Vice President, who  was one day late in the filing of a Form 4.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.ricksinvestor.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2013, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

Retirement Savings Plan

The Company maintains a retirement savings plan for the benefit of our executives and employees. Our Simple IRA Plan is intended to qualify as a defined contribution arrangement under the Internal Revenue Code (the “Code”). Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan accounts are 100% vested at all times. All assets of our Simple IRA Plan are currently invested, subject to participant-directed elections, in a variety of mutual funds chosen from time to time by the Plan Administrator. Distribution of a participant’s vested interest generally occurs upon termination of employment, including by reason of retirement, death or disability. We make certain matching contributions to the Simple IRA Plan.

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2013, 2012 and 2011 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
Eric S.	2013	764,423	-0-		-0-	249,387	(1)	-0-	-0-	99,859	(1)	1,113,669
Langan,	2012	623,077	-0-		-0-	83,129	(1)	-0-	-0-	72,683	(1)	778,889
President/	2011	600,000	-0-		-0-	-0-		-0-	-0-	53,729	(1)	653,729
CEO

Phillip	2013	223,813	-0-		-0-	44,267	(2)	-0-	-0-	28,145	(2)	296,225
Marshall,	2012	215,000	10,000	(4)	-0-	14,896	(2)	-0-	-0-	30,615	(2)	270,511
CFO	2011	204,615	30,000	(4)	-0-	-0-		-0-	-0-	27,426	(2)	262,041

Travis	2013	231,538	-0-		-0-	56,304	(3)	-0-	-0-	18,193	(3)	306,035
Reese,	2012	204,615	-0-		-0-	18,808	(3)	-0-	-0-	27,862	(3)	251,285
Executive	2011	200,000	-0-		-0-	-0-		-0-	-0-	37,969	(3)	237,969
Vice President

1
Mr. Langan received 155,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010. Mr. Langan received 215,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 155,000 were replacement of the September 30, 2010 options. Mr. Langan received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Langan and his family also received the use of certain automobiles in each year.

2
Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $9.40 as a performance bonus in August 2007. Mr. Marshall received 20,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010.  Mr. Marshall received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 20,000 were replacement of the September 30, 2010 options. These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Marshall and his family also received the use of certain automobiles in each year.

3
Mr. Reese received 5,000 options to purchase shares of our common stock at an exercise price of $8.75 in July 2009.  Mr. Reese received 25,000 options to purchase shares of our common stock at an exercise price of $10.25 on September 30, 2010. Mr. Reese received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 25,000 were replacement of the September 30, 2010 options. Mr. Reese received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive.   Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Reese also received the use of an automobile in each year.

4	Mr. Marshall received a bonus of $10,000 in 2012 and $30,000 in 2011 for outstanding performance.

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

(1)  The stock option awards described in this chart were granted pursuant to the Company’s 2010 Stock Option Plan.  In this case, the named executives were not required to reach any specific performance level to receive these awards.  Rather, the Compensation Committee granted these awards to reward overall outstanding performance of the named executives during fiscal year 2012.  There were no stock option awards during the 2013 fiscal year.

Outstanding Equity Awards at Fiscal Year End
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)

Eric S. Langan	10,000	0	0	8.78	6/27/14	0	0	0	0
	215,000	0	0	8.35	7/2/14	0	0	0	0

Phillip Marshall	40,000	0	0	8.35	7/2/14	0	0	0	0

Travis Reese	10,000	0	0	8.78	6/27/14	0	0	0	0
	40,000	0	0	8.35	7/2/14	0	0	0	0

OPTION EXERCISES

One of the named executive officers exercised stock options in 2011.

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
Name	on Exercise	on Exercise
Travis Reese	5,000	$14,415

DIRECTOR COMPENSATION

We have not paid any cash directors' fees until 2013 when we paid $15,000 to each of the non-executive directors.  We pay the expenses of our directors in attending board meetings. In August 2011, we issued 7,500 stock options to each Director who is not a member of management. These options became exercisable in August 2012, had a strike price of $7.15 per share and expired in August 2013.  These options were not exercised. In September 2010, we issued 10,000 stock options to each Director who is not a member of management and 5,000 shares to each Director who is a member of management. These options became exercisable in September 2010, had a strike price of $10.25 per share with an expiration date in September 2012. These options were exchanged on July 2, 2012, for an equal number of options, with a strike price of $8.35 per share, which become exercisable in July 2013 and expire in July 2014. Each non-executive Director also received 20,000 options on June 27, 2012 and each executive director also received 10,000 options. These options become exercisable in June 2013, have a strike price of $8.78 per share and expire in June 2014. Following is a schedule of the value of the options issued in the year ended September 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Watters	15,000	-0-	$35,140	-0-	-0-	-0-	$50,140
Nourdean Anakar	15,000	-0-	$35,140	-0-	-0-	-0-	$50,140
Steve Jenkins	15,000	-0-	$35,140	-0-	-0-	-0-	$50,140
Luke Lirot	15,000	-0-	$35,140	-0-	-0-	-0-	$50,140
Eric Langan	-0-	-0-	$17,570	-0-	-0-	-0-	$17,570
Travis Reese	-0-	-0-	$17,570	-0-	-0-	-0-	$17,570

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

On June 27, 2013, we entered into an Employment Agreement with Phillip K. Marshall to serve as our Chief Financial Officer. Mr. Marshall’s Employment Agreement extends through May 30, 2016, and provides for an annual base salary of $245,000 for the first year, 250,000 for the second year and $255,000 for the third year. Under the terms of his Employment Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2013, there are 765,000 stock options outstanding.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 2, 2013 , with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days by the exercise of options or warrants.  These shares, however, are not counted in computing the percentage ownership of any other person.  As of December 2, 2013, there were 9,561,430 shares of common stock outstanding.

	Number of			Percent of
Name/Address	shares		Title of class	Class (8)
Eric S. Langan
10959 Cutten Road
Houston, Texas 77066	1,445,609	(1)	Common stock	14.77%
Phillip K. Marshall
10959 Cutten Road
Houston, Texas 77066	50,630	(2)	Common stock	0.53%
Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130	30,000	(3)	Common stock	0.31%
Steven L. Jenkins
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058	30,000	(4)	Common stock	0.31%
Travis Reese
10959 Cutten Road
Houston, Texas 77066	61,330	(5)	Common stock	0.64%
Nour-dean Anakar
3978 Sorrento Valley Drive, #100
San Diego, California 92121	30,000	(6)	Common stock	0.31%
Luke Lirot
2240 Belleair Road, Suite 190
Clearwater, FL 33764	30,000	(7)	Common stock	0.31%
All of our Directors and Officers as a Group of seven (7) persons	1,677,569		Common stock	16.78%
E. S. Langan. L.P.
10959 Cutten Road
Houston, Texas 77066	578,632		Common stock	6.05%

(1)
Mr. Langan has sole voting and investment power for 641,977 shares of common stock he owns directly. Mr. Langan has shared voting and investment power for 578,632 shares that he owns indirectly through E. S. Langan, L.P. Mr. Langan is the general partner of E. S. Langan, L.P. This amount also includes options to purchase up to 225,000 shares of common stock which are presently exercisable.

(2)	Includes 10,630 shares of common stock he owns directly. This amount also includes options to purchase up to 40,000 shares of common stock which are presently exercisable.

(3)	Includes options to purchase up to 30,000 shares of common stock that are presently exercisable.

(4)	Includes options to purchase up to 30,000 shares of common stock that are presently exercisable.

(5)	Includes 11,330 shares of common stock he owns directly. This amount also includes options to purchase up to 50,000 shares of common stock which are presently exercisable.

(6)	Includes options to purchase up to 30,000 shares of common stock that are presently exercisable.

(7)	Includes options to purchase up to 30,000 shares of common stock that are presently exercisable.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  We currently have four independent directors, Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot.   We know of no related transactions for the years ended September 30, 2013 and 2012.

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

	2013	2012	2011
(in thousands)
Audit fees	$295	$266	$261
Audit-related fees	-	120	-
Tax fees	78	63	67
All other fees	-	-	-

Total	$373	$449	$328

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 2013.

Rick's Cabaret International, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 16, 2013

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 16, 2013

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 16, 2013

/s/ Robert L. Watters
Robert L. Watters	Director	December 16, 2013

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 16, 2013

/s/ Steven Jenkins
Steven Jenkins	Director	December 16, 2013

/s/ Luke Lirot
Luke Lirot	Director	December 16, 2013