Form 10-Q
period 2013-12-31
RICKS CABARET INTERNATIONAL INC
filed 2014-02-10
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐     No ☒

As of January 31, 2014, 9,640,180 shares of the Registrant’s Common Stock were outstanding.

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

RICK'S CABARET INTERNATIONAL, INC.

PART I             FINANCIAL INFORMATION

Item 1.          Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
(in thousands, except per share data)	2013	2013
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$10,252	$10,656
Accounts receivable:
Trade, net	1,136	1,382
Other, net	543	319
Marketable securities	555	555
Inventories	1,504	1,462
Deferred tax asset	4,801	4,618
Prepaid expenses and other current assets	3,466	1,668
Assets of discontinued operations	17	21
Total current assets	22,274	20,681

Property and equipment, net	112,965	98,611

Other assets:
Goodwill	43,987	43,987
Indefinite lived intangibles, net	55,231	54,966
Definite lived intangibles, net	976	1,065
Other	3,451	3,790
Total other assets	103,645	103,808

Total assets	$238,884	$223,100

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
(in thousands, except per share data)	2013	2013
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,756	$1,804
Accrued liabilities	7,164	5,229
Texas patron tax liability	13,773	13,035
Current portion of long-term debt	12,472	8,830
Liabilities of discontinued operations	47	48
Total current liabilities	35,212	28,946

Deferred tax liability	27,453	26,354
Other long-term liabilities	947	956
Long-term debt	75,173	69,762
Total liabilities	138,785	126,018

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,561 and 9,504 shares issued and outstanding, respectively	96	95
Additional paid-in capital	62,083	61,506
Accumulated other comprehensive income	50	50
Retained earnings	34,535	32,130
Total Rick’s permanent stockholders’ equity	96,764	93,781
Noncontrolling interests	3,335	3,301
Total permanent stockholders’ equity	100,099	97,082

Total liabilities and stockholders’ equity	$238,884	$223,100

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2013	2012

	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$11,689	$10,406
Sales of food and merchandise	3,423	2,578
Service revenues	12,730	12,655
Other	1,581	1,502
Total revenues	29,423	27,141

Operating expenses:
Cost of goods sold	3,747	3,386
Salaries and wages	6,577	6,038
Stock-based compensation	3	282
Other general and administrative:
Taxes and permits	4,416	4,221
Charge card fees	428	374
Rent	1,228	570
Legal and professional	908	641
Advertising and marketing	1,285	1,109
Depreciation and amortization	1,390	1,320
Insurance	799	499
Utilities	595	489
Other	2,431	2,278
Total operating expenses	23,807	21,207
Income from operations	5,616	5,934

Other income (expense):
Interest income and other	77	8
Interest expense	(2,012)	(1,643)
Gain on change in fair value of derivative instruments	-	(1)
Income from continuing operations before income taxes	3,681	4,298
Income taxes	1,323	1,584
Income from continuing operations	2,358	2,714
Loss from discontinued operations, net of income taxes	(1)	(14)
Net income	2,357	2,700
Less: (net income) loss attributable to noncontrolling interests	47	(53)
Net income attributable to Rick’s Cabaret International, Inc.	$2,404	$2,647
Basic earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.25	$0.28
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.25	$0.28
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Income from continuing operations	$0.25	$0.28
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.25	$0.28
Weighted average number of common shares outstanding:
Basic	9,546	9,575
Diluted	9,855	9,833

See accompanying notes to consolidated financial statements.

5

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2013	2012

	(UNAUDITED)

Net income	$2,357	$2,700
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	-	11
Comprehensive income to common stockholders	2,357	2,711
Less: (net income) loss attributable to noncontrolling interests	47	(53)
Comprehensive income to common stockholders	$2,404	$2,658

RICK'S CABARET INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	ENDED DECEMBER 31,
(in thousands, except per share data)	2013	2012

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,357	$2,700
Loss from discontinued operations	1	14
Income from continuing operations	2,358	2,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,390	1,320
Deferred taxes	890	(109)
Amortization of note discount	22	45
(Gain) loss on change in fair value of derivative instruments	-	1
Deferred rents	(9)	10
Stock compensation expense	3	282
Changes in operating assets and liabilities:
Accounts receivable	22	15
Inventories	(42)	(139)
Prepaid expenses and other assets	(1,456)	(86)
Accounts payable and accrued liabilities	2,649	2,195
Cash provided by operating activities of continuing operations	5,827	6,248
Cash provided by (used in) operating activities of discontinued operations	3	(24)
Net cash provided by operating activities	5,830	6,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,613)	(2,438)
Proceeds from sale of marketable securities	-	500
Acquisition of development rights in New York building	(5,325)	-
Acquisition of businesses, net of cash acquired	(500)	-
Cash used in investing activities of continuing operations	(11,438)	(1,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	-	(74)
Proceeds from long-term debt	7,025	-
Payments on long-term debt	(1,767)	(2,402)
Purchase of treasury stock	-	(405)
Distribution to minority interests	(54)	(54)
Cash used in financing activities of continuing operations	5,204	(2,935)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(404)	1,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,656	5,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,252	$6,871
CASH PAID DURING PERIOD FOR:
Interest	$1,734	$1,565
Income taxes	$475	$-

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the quarter ended December 31, 2012, the Company incurred $9.3 million in seller-financed debt in connection with the acquisition of real estate.

During the quarters ended December 31, 2013 and 2012, the Company recognized unrealized holding gains on marketable securities held for sale of approximately zero and $11,000, respectively.

During the quarter ended December 31, 2012, the Company purchased and retired 50,733 common treasury shares. The cost of these shares was $405,459.

During the quarter ended December 31, 2013, the Company acquired $4.3 million in assets with seller-financed debt amounting to $3.6 million.

During the quarter ended December 31, 2013, the Company issued 57,500 shares for debt and accrued interest aggregating $575,000.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2013 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

2.           RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In 2013 new guidance was issued regarding the disclosure about reclassification out of accumulated other comprehensive income. This guidance specifies requirements for where amounts reclassified out of accumulated other comprehensive should be presented in the financial statements and related notes to the financial statements. This guidance is effective for annual periods beginning after December 15, 2012 including interim periods within those years and is required to be adopted prospectively. The Company has adopted this guidance beginning with its Form 10-Q for the quarter ending December 31, 2013.

3.           SIGNIFICANT ACCOUNTING POLICIES

Following are certain significant accounting principles and disclosures.

Discontinued Operations

In March 2011, the Company made the decision to sell its Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as the Company sought a buyer for the property. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying consolidated financial statements.

In August 2011, the Company sold a controlling portion of the membership interest in the entity that previously operated its Rick’s Cabaret in Austin, Texas. Accordingly, the Company deconsolidated the subsidiary and carried it as an equity-method investment. The Company had not received any cash flows from the entity since the sale and does not anticipate any in the near future. A new nightclub has not been opened in the space since the Company sold its controlling interest. In June 2013, the Company sold the remaining portion of its membership interest in the entity to a third party and recognized a gain of approximately $2,300 on the sale. Accordingly, the club is recognized as a discontinued operation in the accompanying consolidated financial statements.

Fair Value Accounting

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
DECEMBER 31, 2013
(UNAUDITED)

3.           SIGNIFICANT ACCOUNTING POLICIES - continued

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as other comprehensive income in the Statement of Other Comprehensive Income. Realized gains and losses from securities classified as available for-sale are included in net income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of December 31, 2013, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$50	$555

The Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and includes the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended December 31, 2013.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
December 31, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

(in thousands)	Carrying
September 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

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

The compensation costs recognized for the three months ended December 31, 2013 and 2012 were $2,922 and $281,745, respectively. There were no stock option grants or exercises for the three month periods ended December 31, 2013 and 2012.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

4.           STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2013:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
(in thousands, except for per share		Average	Term	Intrinsic
and year information)	Shares	Exercise Price	(years)	Value
Outstanding as of September 30, 2013	765	$8.41
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2013	765	$8.41	0.58	$2,424
Options exercisable as of December 31, 2013	755	$8.41	0.57	$2,116

5.           GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the three months ended December 31, 2013 and 2012:

(in thousands)	2013		2012
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$54,966	$43,987	$50,608	$43,421
Intangibles acquired	265	-	-	-
Other	-	-	-	(431)
Ending balance	$55,231	$43,987	$50,608	$42,990

6.          COMMON STOCK

During the quarter ended December 31, 2012, the Company purchased 50,733 shares of Company common stock for its treasury at an aggregate cost of $405,459. These shares have been retired.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

(in thousands, except per share data)	FOR THE QUARTER ENDED
	DECEMBER 31,
	2013	2012
Basic earnings per share:
Income from continuing operations attributable to Rick's shareholders	$2,405	$2,661
Loss from discontinued operations, net of income taxes	(1)	(14)
Net income attributable to Rick's shareholders	$2,404	$2,647
Average number of common shares outstanding	9,546	9,575
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.25	$0.28
Discontinued operations	$(0.00)	$(0.00)
Net income (loss) attributable to Rick's shareholders	$0.25	$0.28
Diluted earnings per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$2,405	$2,661
Adjustment. to net earnings from assumed conversion of debentures (2)	21	65
Adjusted income (loss) from continuing operations	2,426	2,726
Discontinued operations	(1)	(14)
Adjusted net income (loss) attributable to Rick's shareholders	$2,425	$2,712
Average number of common shares outstanding:
Common shares outstanding	9,546	9,575
Potential dilutive shares resulting from exercise of warrants and options (1)	171	4
Potential dilutive shares resulting from conversion of debentures (2)	138	254
Total average number of common shares outstanding used for dilution	9,855	9,833
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Rick's shareholders	$0.25	$0.28
Discontinued operations	$(0.00)	$(0.00)
Net income (loss) attributable to Rick's shareholders	$0.25	$0.28

(1)  All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 726,792 and 864,081 for the three months ended December 31, 2013 and 2012, respectively have been excluded from earnings per share due to being anti-dilutive.

(2)   Convertible debentures (principal and accrued interest) outstanding at December 31, 2013 and 2012 totaling $11.9 million and $2.6 million, respectively, were convertible into common stock at a price of $10.00, $10.25 and $12.50 per share in 2013 and $10.00 and $10.25 per share in 2012.

*EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

8.           ACQUISITIONS

Quarter Ended December 31, 2013

A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan, New York in October 2013. The subsidiary entered into a contract to buy the land and building for $10 million at any time in the next five years.  Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $13,000,000, of which the Company’s subsidiary contributed $5,200,000 in connection with the overall business transaction.  The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $23 million. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $100,000 per month for the next five years rather than the $180,000 per month called for in the original agreement.

In October 2013, the Company purchased 49 percent of a corporation that operates the Dallas club “PT’s Platinum” and also acquired the building and personal property.  Total cost of the transaction was $500,000.  Due to the Company having effective control of the business, this subsidiary is being consolidated in the Company’s consolidated financial statements, effective as of the date of the purchase.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings	$350
Equipment and land	20
SOB license	265
Minority interest	(135)
Net assets	$500

Quarter Ended December 31, 2012

In connection with the acquisition of the Foster Clubs, as explained in Note M in the Company’s Form 10-K for the year ended September 30, 2012, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, including the assumption of approximately $4.2 million in notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs’ operations and real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

9.           INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2013	2012
Computed expected tax expense	$1,252	$1,461
State income taxes	53	36
Stock option disqualifying dispositions and other permanent differences	18	87
Total income tax expense	$1,323	$1,584

Included in the Company’s deferred tax liabilities at December 31, 2013 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the quarters ended December 31, 2013 and 2012, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

10.           LONG-TERM DEBT

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

The fair value of the warrants was estimated to be $105,318 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	28.4%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	..33%

The cost of the warrants has been recognized as a discount on the related debt and was amortized over the life of the debt.

In October 2013 the Company borrowed $ 2.5 million from an individual. The note is collateralized by a second lien on the Company’s Miami nightclub, bears interest at 13% and interest only is payable monthly until the principal matures in 36 months.

In December 2013 the Company purchased an aircraft for $4.3 million which was partially financed by a $3.6 million note to a bank.  The note is payable $40,654 monthly, including interest at 7.45% until February 2017 when the entire principal balance becomes due.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of December 31, 2013, the Company has approximately $13.8 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $738,000 and $891,000 for the quarters ended December 31, 2013 and 2012, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

Rick’s Cabaret International, Inc. (“RCII”) and subsidiaries RCI NY, Inc. (“RCI NY”) and Peregrine Enterprises, Inc. (“Peregrine”) have been defendants in a federal court action, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys’ fees pursuant to the FLSA and New York Labor Law. RCII, RCI NY and Peregrine deny liability in this matter, are vigorously defending the allegations and have asserted counterclaims and affirmative defenses for offset and unjust enrichment. Discovery is now complete and on September 10, 2013, the court ruled on the parties’ motions for summary judgment. The court granted summary judgment in favor of the Plaintiffs on their causes of action for minimum wage and held that entertainers at Rick’s NY are employees, that Peregrine was an employer of the Plaintiffs and that under federal law, Rick’s NY’s statutory duty to pay minimum wages was not satisfied by the performance fees Plaintiffs’ received. The court has not yet ruled on whether performance fees can offset minimum wages under New York state law. The court denied the Plaintiffs’ attempt to hold RCII or RCI NY liable as joint employers with Peregrine and the issue of whether RCII and RCI NY are also employers will be determined at a trial. Ultimately, RCII, RCI NY and Peregrine intend to appeal the summary judgment ruling. The defendants also intend to move to decertify the Rule 23 class and the FLSA collective.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

11.          COMMITMENTS AND CONTINGENCIES- continued

The Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013—the Company switched to a different insurer on that date. By order dated November 7, 2013, the Court of Chancery of the State of Delaware declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver. The order empowers the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary. Further, the order has stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014. As a result, it is unclear to what degree, if any, the Company and its subsidiaries will have insurance coverage under the liability policy with IIC until after the rehabilitation plan is completed and the stay is lifted on May 6, 2014. Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries. There is also the potential that other lawsuits of which the Company currently is unaware could be filed against the Company for incidents that occurred before October 25, 2013. There can be no assurances the Company will have adequate insurance coverage for any of these lawsuits. It is unknown at this time what effect, if any, this uncertainty will have on the Company. The Company has obtained general liability coverage from another insurer, effective October 25, 2013 which will cover any claims arising from actions after that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and the audited consolidated financial statements and related notes included in our Form 10-K as of September 30, 2012.

GENERAL

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of January 31, 2014, we operate a total of forty-two establishments that offer live adult entertainment, and/or restaurant and bar operations.  We have one reportable segment, nightclubs.

SCHEDULE OF CLUBS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Ricky Bobby Sport Saloon, Fort Worth, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, Los Angeles, CA	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Beaumont, TX (1)	2014
Jaguars, Houston, TX	2013
Bombshells, Austin, TX (1)	2014
Bombshells, Webster, TX (1)	2014
Bombshells, Fuqua (Houston) TX (1)	2014

 (1) To be opened in Calendar 2014.

As noted above, we have the following nightclubs/restaurant under construction or contract:

•	Vivid Cabaret in New York – opened in January 2014.
•      Rick’s Cabaret Odessa, Texas – under construction – opening in spring of 2014.
•	Bombshells, Beaumont to be opened in Summer 2014.
•      Bombshells, Austin to be opened in Spring 2014.
•	Bombshells, Webster to be opened in January 2014.
•      Bombshells, Fuqua (Houston) to be opened in Summer 2014.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.   The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

The compensation cost recognized for the three months ended December 31, 2013 and 2012 was $2,922 and $281,745, respectively.  There were no stock options exercises for the three months ended December 31, 2013 and 2012.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

For the three months ended December 31, 2013, we had consolidated total revenues of $29.4 million compared to consolidated total revenues of $27.1 million for the three months ended December 31, 2012, an increase of $2.3 million or 8.4%. The increase in total revenues was primarily attributable to sales at clubs purchased or built in 2013 and 2012 of approximately $1.9 million.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$11,689	39.7%	$10,406	38.3%
Sales of food and merchandise	3,423	11.6%	2,578	9.5%
Service Revenues	12,730	43.3%	12,655	46.6%
Other	1,581	5.4%	1,502	5.5%
Total Revenues	29,423	100.0%	27,141	100.0%

Cost of Goods Sold	3,747	12.7%	3,386	12.5%
Salaries & Wages	6,577	22.4%	6,038	22.2%
Stock-based Compensation	3	0.0%	282	1.0%
Taxes and permits	4,416	15.0%	4,221	15.6%
Charge card fees	428	1.5%	374	1.4%
Rent	1,228	4.2%	570	2.1%
Legal & professional	908	3.1%	641	2.4%
Advertising and marketing	1,285	4.4%	1,109	4.1%
Depreciation and amortization	1,390	4.7%	1,320	4.9%
Insurance	799	2.7%	499	1.8%
Utilities	595	2.0%	489	1.8%
Other	2,431	8.3%	2,278	8.4%

Total operating expenses	23,807	80.9%	21,207	78.1%
Income from continuing operations	5,616	19.1%	5,934	21.9%
Interest income	77	0.3%	8	0.0%
Interest expense	(2,012)	-6.8%	(1,643)	-6.1%
Gain (loss) on change in fair value of derivative instruments	-	0.0%	(1)	0.0%
Income from continuing operations before income taxes	$3,681	12.5%	$4,298	15.8%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage. The cost of goods sold for the club operations for the three months ended December 31, 2013 was 12.7% compared to 12.4% for the three months ended December 31, 2012. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2013 was 11.8%, compared to 12.4% for the period ended December 31, 2012.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2012 and 2013. Payroll for same-location-same-period of club operations decreased to $4.7 million for the three months ended December 31, 2013 from $5.0 million for the same period ended December 31, 2012. Management currently believes that its labor and management staff levels are appropriate.

The increase in rent expense is due to certain refunds in 2012 of overpaid rent from a landlord in prior years and also new rentals from rented facilities, especially in Rick’s New York and the new restaurant concepts.

The increase in legal and professional is principally due to more activity in cases in 2013.

The increase in insurance expense is due to an increase from acquisitions and an increase in premium rates, especially in the general liability area.  Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

The increase in the percentage of other expenses is due to growth from new clubs.

The increase in interest expense was attributable to the new debt in 2012 and 2013 from growth and acquisition debt, net of the continuing amortization of our long-term debt.

Income taxes, as a percentage of income before taxes was 35.9% and 36.9% for the quarters ended December 31, 2013 and 2012, respectively. The decrease is due to larger permanent differences in 2012, principally the stock-based compensation.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.1 million for each of the three months ended December 31, 2013 and December 31, 2012.

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

The following tables present our non-GAAP measures for the quarters ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	For the Quarter Ended
	December 31,

(in thousands)	2013	2012
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income attributable to Rick’s shareholders	$2,404	$2,647
Income tax expense	1,323	1,584
Interest expense and income and gain on derivative	2,012	1,644
Litigation and other one-time settlements	120	-
Acquisition costs	-	55
Loss from discontinued operations	1	14
Depreciation and amortization	1,390	1,320
Adjusted EBITDA	$7,250	$7,264

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income attributable to Rick's shareholders	$2,404	$2,647
Patron tax	738	891
Amortization of intangibles	89	131
(Gain) loss on change in fair value of derivative instruments	-	1
Stock-based compensation	3	282
Litigation and other one-time settlements	120	-
Income tax expense	1,323	1,584
Acquisition costs	-	55
Loss from discontinued operations, net of income taxes	1	14
Non-GAAP provision for income taxes	(1,636)	(1,863)
Non-GAAP net income	$3,042	$3,742

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	9,855	9,833
GAAP net income attributable to Rick's shareholders	$0.25	$0.28
Patron tax	0.07	0.09
Amortization of intangibles	0.01	0.01
(Gain) loss on change in fair value of derivative instruments	-	0.00
Stock-based compensation	0.00	0.03
Litigation and other one-time settlements	0.01	-
Income tax expense	0.14	0.16
Acquisition costs	-	0.01
Loss from discontinued operations, net of income taxes	0.00	0.00
Non-GAAP provision for income taxes	(0.17)	(0.19)
Non-GAAP diluted net income per share	$0.31	$0.39

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$5,616	$5,934
Patron tax	738	891
Amortization of intangibles	89	131
Stock-based compensation	3	282
Litigation and other one-time settlements	120	-
Acquisition costs	-	55
Non-GAAP operating income	$6,566	$7,293

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	19.1%	21.9%
Patron tax	2.5%	3.3%
Amortization of intangibles	0.3%	0.5%
Stock-based compensation	0.0%	1.0%
Litigation and other one-time settlements	0.4%	0.0%
Acquisition costs	0.0%	0.2%
Non-GAAP operating margin	22.3%	26.9%

The accompanying consolidated financial statements reflect the following as discontinued operations as of and for the three months ended December 31, 2013 and 2012.

Discontinued Operations

 In March 2011, we made the decision to sell our Las Vegas location and, in April 2011, sharply reduced its operations in order to eliminate losses as we sought a buyer for the property. We believe that we had done everything possible to make this location viable since its acquisition in 2008 and believed it was in our shareholders’ best interests not to continue these efforts. The club was shuttered and the landlord took over the property in June 2011. Therefore, this club is recognized as a discontinued operation in the accompanying financial statements.

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

There were no revenues of discontinued operations for the years ended September 30, 2013 and 2012.

 Following is summarized information regarding the discontinued operations:

	Quarter Ended December 31,
(in thousands)	2013	2012
Loss from discontinued operations	$(2)	$(22)
Income tax - discontinued operations	1	8
Total loss from discontinued operations, net of tax	$(1)	$(14)

Major classes of assets and liabilities included as assets and liabilities of discontinued operations as of:

	December 31,	September 30,
(in thousands)	2013	2013
Current assets	$2	$31
Property and equipment	15	31
Other assets	-	2
Current liabilities	(14)	(114)
Long-term liabilities	(33)	(33)
Net assets (liabilities)	$(30)	$(83)

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. We prefer not to raise capital through the issuance of common stock. Instead, we use debt financing, including convertible debt, to lower our overall cost of capital and increase our return on shareholders' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs. Refer to the heading “Cash Flows from Investing Activities” below.

As of December 31, 2013, excluding the patron tax liability, we had working capital of $0.8 million compared to working capital of $4.8 million as of September 30, 2013. The decrease is principally due to the increase in current portion of long-term debt. Because of the large volume of cash we handle, stringent cash controls have been implemented. At December 31, 2013, our cash and cash equivalents were $10.3 million compared to $10.7 million at September 30, 2013.

Our depreciation for the quarter ended December 31, 2013 was $1.3 million compared to $1.2 million for the quarter ended December 31, 2012. Our amortization for the quarter ended December 31, 2013 was $89,000 compared to $131,000 for the quarter ended December 31, 2012.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(In thousands)	Three Months Ended December 31,
	2013	2012
Income from continuing operations	$2,358	$2,714
Depreciation and amortization	1,390	1,320
Deferred taxes	890	(109)
Stock compensation expense	3	282
Change in operating assets and liabilities	1,173	1,985
Other	16	32
	$5,830	$6,224

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(In thousands)	Three Months Ended December 31,
	2013	2012
Sale of marketable securities	$-	$500
Additions to property and equipment	(5,613)	(2,438)
Acquisition of development rights in New York building	(5,325)	-
Additions of businesses, net of cash acquired	(500)	-
	$(11,438)	$(1,938)

Following is a reconciliation of our additions to property and equipment for the quarters ended December 31, 2013 and 2012:

(in thousands)	Three Months Ended December 31,
	2013	2012
Acquisition of real estate	$1,231	$11,483
Purchase of aircraft and upgrades	4,292	-
Capital expenditures funded by debt	(4,348)	(9,711)
New capital expenditure in new clubs	4,079	290
Maintenance capital expenditures	359	376
Total capital expenditures in consolidated statement of cash flows	$5,613	$2,438

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(In thousands)	Three Months Ended December 31,
	2013	2012
Proceeds from long-term debt	$7,025	$-
Purchase of put options and payments on derivative	-	(74)
Payments on long-term debt	(1,767)	(2,402)
Purchase of treasury stock	-	(405)
Distribution of minority interests	(54)	(54)
	$5,204	$(2,935)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Three Months Ended December 31,
	2013	2012
Operating activities	$5,830	$6,224
Investing activities	(11,438)	(1,938)
Financing activities	5,204	(2,935)
Net increase (decrease) in cash	$(404)	$1,351

Other than the potential loss of the Patron Tax issue with the State of Texas (see Note 11 of Notes to Consolidated Financial Statements) we are not aware of any other event or trend that would potentially affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations.  We also believe that, in the event of loss of the Patron Tax issue, the State of Texas would waive any penalties and allow us to pay out any liability over a reasonable amount of time.  In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase
	2013	(Decrease)	2012

Sales of alcoholic beverages	$11,689	12.3%	$10,406
Sales of food and merchandise	3,423	32.8%	2,578
Service Revenues	12,730	0.6%	12,655
Other	1,581	5.3%	1,502
Total Revenues	$29,423	8.4%	$27,141
Net cash provided by operating activities	5,830	-6.3%	6,224
Adjusted EBITDA*	7,250	-4.2%	7,264
Long-term debt	87,645	24.4%	70,451

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.  As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the quarter ended December 31, 2013, we did not purchase any shares of common stock in the open market. During the quarter ended December 31, 2012, we purchased 45,733 shares of common stock in the open market at prices ranging from $7.84 to $8.26. Under the Board's authority, we have $2.6 million remaining to purchase additional shares as of December 31, 2013.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after market analysis, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to develop and open our restaurant concepts as our capital and manpower allow, and/or (f) to control the real estate in connection with club operations, although some clubs may be in leased premises.

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

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $18.5 million and $4.3 million and net income before taxes of approximately $2.9 million and $620,000 for fiscal years 2013 and 2012, respectively. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition (see Note 8 of Notes to Consolidated Financial Statements) which was closed on October 16, 2012.

During fiscal 2013, in addition to the real estate explained in the previous paragraph, we have acquired an existing licensed location for $3,000,000 ($1.5 million in cash and the balance in promissory notes). This location was remodeled and opened in January 2014. We also acquired the remaining 50% of an unopened club for $863,000 of common stock in May 2013. We also acquired another club for $300,000 in cash. We previously had acquired the real estate for this location.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework” (1992 version). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 11 of Notes to Consolidated Financial Statements within this Quarterly Report on Form 10-Q for the requirements of this Item, which section is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended December 31, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: February 10, 2014	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 10, 2014	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

