Form 10-Q
period 2014-03-31
RICKS CABARET INTERNATIONAL INC
filed 2014-05-12
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of April 30, 2014, 9,807,375 shares of the registrant’s Common Stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Rick’s Cabaret International, Inc. and its subsidiaries, unless the context indicates otherwise.

RICK'S CABARET INTERNATIONAL, INC.

i

PART I                 FINANCIAL INFORMATION

Item 1.             Financial Statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	March 31, 2014	September 30, 2013
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$11,638	$10,638
Accounts receivable:
Trade, net	1,880	1,382
Other, net	576	328
Marketable securities	573	555
Inventories	1,772	1,472
Assets held for sale	3,739	-
Deferred tax asset	4,933	4,618
Prepaid expenses and other current assets	4,011	1,668
Total current assets	29,122	20,661

Property and equipment, net	110,395	98,629

Other assets:
Goodwill	43,987	43,987
Other indefinite lived intangibles	55,231	54,966
Definite lived intangibles	894	1,065
Other	3,556	3,792
Total other assets	103,668	103,810

Total assets	$243,185	$223,100

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	March 31, 2014	September 30, 2013
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,784	$1,816
Accrued liabilities	8,834	5,232
Texas patron tax liability	14,640	13,035
Current portion of long-term debt	13,148	8,830
Total current liabilities	38,406	28,913

Deferred tax liability	27,016	26,354
Other long-term liabilities	940	956
Long-term debt	71,525	69,762
Total liabilities	137,887	125,985

Commitments and contingencies

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,718 and 9,504 shares issued and outstanding, respectively	97	95
Additional paid-in capital	63,639	61,506
Accumulated other comprehensive income	68	50
Retained earnings	38,255	32,130
Total Rick’s permanent stockholders’ equity	102,059	93,781
Noncontrolling interests	3,239	3,334
Total permanent stockholders’ equity	105,298	97,115

Total liabilities and stockholders’ equity	$243,185	$223,100

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$12,985	$11,044	$24,674	$21,449
Sales of food and merchandise	3,979	2,878	7,402	5,456
Service revenues	14,347	13,052	27,077	25,707
Other	1,559	1,754	3,140	3,257
Total revenues	32,870	28,728	62,293	55,869

Operating expenses:
Cost of goods sold	4,041	3,495	7,788	6,881
Salaries and wages	6,854	6,149	13,431	12,187
Stock compensation	151	281	154	563
Other general and administrative:
Taxes and permits	5,142	4,573	9,557	8,772
Charge card fees	449	342	877	716
Rent	1,156	783	2,384	1,353
Legal and professional	426	980	1,214	1,656
Advertising and marketing	1,406	1,162	2,691	2,271
Insurance	972	570	1,771	1,069
Utilities	646	552	1,241	1,041
Depreciation and amortization	1,513	1,318	2,906	2,646
Gain on sale of property	(86)	-	(86)	-
Settlement of lawsuit	150	-	270	-
Other	2,591	2,353	5,022	4,631
Total operating expenses	25,411	22,558	49,220	43,786
Operating income	7,459	6,170	13,073	12,083

Other income (expense):
Interest income	35	1	112	8
Interest expense	(1,924)	(1,762)	(3,936)	(3,405)
Gain on change in fair value of derivative instruments	-	1	-	1
Income before income taxes	5,570	4,410	9,249	8,687
Income taxes	1,922	1,612	3,245	3,189
Net income	3,648	2,798	6,004	5,498
Less: net (income) loss attributable to noncontrolling interests	74	(53)	121	(106)
Net income attributable to Rick’s Cabaret International, Inc.	$3,722	$2,745	$6,125	$5,392

Basic earnings (loss) per share attributable to Rick’s shareholders:
Net income	$0.39	$0.29	$0.64	$0.56
Diluted earnings (loss) per share attributable to Rick’s shareholders:
Net income	$0.37	$0.29	$0.62	$0.56

Weighted average number of common shares outstanding:
Basic	9,661	9,514	9,604	9,544
Diluted	10,853	9,988	10,763	9,871

See accompanying notes to consolidated financial statements.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Net income	$3,648	$2,798	$6,004	$5,498
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	18	(3)	18	8
Comprehensive income	3,666	2,795	6,022	5,506
Net (income) loss attributable to noncontrolling interests	74	(53)	121	(106)
Comprehensive income to common stockholders	$3,740	$2,742	$6,143	$5,400

RICK'S CABARET INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE SIX MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,004	$5,498
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,906	2,646
Deferred taxes	734	(122)
Amortization of note discount	44	126
Gain on change in fair value of derivative instruments	-	(1)
Deferred rents	(16)	(20)
Stock compensation expense	154	563
Changes in operating assets and liabilities:
Accounts receivable	(746)	(207)
Inventories	(300)	(260)
Prepaid expenses and other assets	(2,107)	(2,591)
Accounts payable and accrued liabilities	4,924	5,283
Cash provided by operating activities	11,597	10,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,198)	(3,276)
Proceeds from sale of marketable securities	-	500
Acquisition of development rights in New York building	(5,325)	-
Acquisition of businesses, net of cash acquired	(500)	(3,000)
Net cash used by investing activities	(14,023)	(5,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	-	(138)
Payments on long-term debt	(4,335)	(4,758)
Proceeds from long-term debt	7,025	4,500
Exercise of stock options	844	-
Purchase of treasury stock	-	(929)
Distribution to minority interests	(108)	(108)
Cash provided by (used in) financing activities	3,426	(1,433)

NET INCREASE IN CASH	1,000	3,706
CASH AT BEGINNING OF PERIOD	10,638	5,523
CASH AT END OF PERIOD	$11,638	$9,229
CASH PAID DURING PERIOD FOR:
Interest	$3,375	$3,134
Income taxes	$475	$1,095

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the six months ended March 31, 2014, the Company incurred $4.3 million in seller-financed long-term debt in connection with the acquisition of real estate and an aircraft.

During the six months ended March 31, 2014, the Company converted debt principal and interest valued at $1.1 million into 113,750 common shares.

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

MARCH 31, 2014

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2013 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company has adopted this guidance beginning with this Form 10-Q.

3.	SIGNIFICANT ACCOUNTING POLICIES

Following are certain remarkable accounting principles and disclosures.

Marketable Securities

Marketable securities at March 31, 2014 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of March 31, 2014, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets. There have been no realized gains or losses related to marketable securities for the six month periods ended March 31, 2014 or 2013.  Marketable securities held at March 31, 2014 have a cost basis of approximately $505,000.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Accounting

U. S. GAAP clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, ASC 820 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2009.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of March 31, 2014, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$68	$573

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended March 31, 2014.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
March 31, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$573	$573	$-	$-

(in thousands)	Carrying
September 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Discontinued Operations

In prior financial statements, the Company has disclosed certain discontinued operations – nightclubs that the Company has closed or sold. Those discontinued operations have now become immaterial; therefore, the Company has eliminated the disclosure in the accompanying consolidated financial statements.

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

The compensation costs recognized for the three months ended March 31, 2014 and 2013 were $2,922 and $281,745, respectively, and were $5,844 and $563,490 for the six months then ended, respectively. There were 100,000 stock option exercises during the quarter ended March 31, 2014, aggregating $843,600. There were no stock option grants or exercises for the six months ended March 31, 2013.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2014:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	765	$8.41
Granted	-	-
Cancelled or expired	-	-
Exercised	(100)	8.44
Outstanding as of March 31, 2014	665	$8.41	0.37	$1,904
Options exercisable as of March 31, 2014	655	$8.40	0.36	$1,878

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

5.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2014 and 2013:

(in thousands)	2014		2013
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$54,966	$43,987	$50,608	$43,421

Intangibles acquired	-	-	2,850	997

Other	265	-	-	(431)
Ending balance	$55,231	$43,987	$53,458	$43,987

6.	LONG-TERM DEBT

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

Volatility	28.4%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	.33%

The cost of the warrants has been recognized as a discount on the related debt and was amortized over the life of the debt.

In October 2013 the Company borrowed $2.5 million from an individual. The note is collateralized by a second lien on the Company’s Miami nightclub, bears interest at 13% and interest only is payable monthly until the principal matures in 36 months.

In December 2013 the Company purchased an aircraft for $4.3 million which was partially financed by a $3.6 million note to a bank. The note is payable $40,654 monthly, including interest at 7.45% until February 2017 when the entire principal balance becomes due.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

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

	FOR THE QUARTER		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to Rick's shareholders	$3,722	$2,745	$6,125	$5,392
Average number of common shares outstanding	9,661	9,514	9,604	9,544
Basic earnings per share - net income attributable to Rick's shareholders	$0.39	$0.29	$0.64	$0.56
Diluted earnings per share:
Net income attributable to Rick's shareholders	$3,722	$2,745	$6,125	$5,392
Adustment. to net earnings from assumed conversion of debentures (1)	250	109	490	151
Adjusted net income attributable to Rick's shareholders	$3,972	$2,854	$6,615	$5,543
Average number of common shares outstanding:
Common shares outstanding	9,661	9,514	9,604	9,544
Potential dilutive shares resulting from exercise of warrants and options (2)	176	5	173	9
Potential dilutive shares resulting from conversion of debentures (3)	1,016	469	986	318
Total average number of common shares outstanding used for dilution	10,853	9,988	10,763	9,871
Diluted earnings per share - net income attributable to Rick's shareholders	$0.37	$0.29	$0.62	$0.56

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2014 and 2013 totaling $11.3 million and $6.2 million, respectively, were convertible into common stock at a price of $10.00 to $12.50 per share in 2014 and $10.00 to $10.25 per share in 2013. No potential dilutive shares for each of the three and six month periods ended March 31, 2014 and 2013 have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

9.	ACQUISITIONS

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

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company then opened a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. Rick's Cabaret paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Rick's Cabaret common stock at a conversion price of $10.25. The notes call for monthly payments of $16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

9.	ACQUISITIONS - continued

The Company incurred approximately $34,000 in legal costs associated with the acquisition for the period ended March 31, 2013, which are included in legal and professional expense in the accompanying consolidated statement of income.

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

2014

On March 20, 2014, Rick’s Cabaret International, Inc. and its wholly-owned subsidiary, RCI Dining Services (Harvey), Inc. (“RCI Dining”), entered into a Purchase Agreement with Triple Location, LLC (“Triple Location”), Seif El Sharif and Deborah Diaz (the “Asset Purchase Agreement”). Triple Location owns and operates an adult entertainment cabaret known as “Club O,” located at 17038 Halsted Street, Harvey, Illinois 60426. Mr. El Sharif and Ms. Diaz own entities that together own 100% of the stock of Triple Location.

Pursuant to the Asset Purchase Agreement, Triple Location will sell all of the assets of the business of Club O to RCI Dining for the aggregate purchase price of $9,060,000, which includes (i) a cash payment of $2,000,000, (ii) $1,560,000 in shares of restricted common stock of Rick’s Cabaret International, Inc. (the “Rick’s Shares”), valued based upon the average closing price of our common stock for the ten trading days immediately preceding the date of closing, and (iii) a $5,500,000 five-year secured promissory note, bearing interest at the rate of 4% per annum, payable, in arrears, in 60 equal monthly payments of principal and interest. On or after six months from the date of closing, Triple Location will have the right, but not the obligation, to have the Company purchase from it 1/6th of the Rick’s Shares per month at the same price calculated above until it has received a total of $1,560,000 from the sale of the Rick’s Shares. Triple Location will also enter into a lock-up agreement which will provide that, in the event Triple Location elects not to “put” the shares to us, it cannot sell more than 1/6th of the Rick’s Shares per month under certain conditions.

In connection with the Asset Purchase Agreement, SSNN, LLC, an entity also owned by Mr. El Sharif and Ms. Diaz, entered into a Purchase Agreement to sell the real property where Club O is located, including all improvements thereon, to our wholly-owned subsidiary, RCI Holdings, Inc., for the purchase price of $2,000,000 in cash (the “Real Estate Purchase Agreement”). Further, Mr. El Sharif and Ms. Diaz will each be required to enter into a five year non-competition agreement pursuant to which neither can own or operate an establishment featuring live female nude or semi-nude adult entertainment in Harvey, Illinois, or within a 25 mile radius of Harvey, Illinois, excluding two existing Hammond, Indiana locations and a Bedford Park, Illinois license location.

Both the Asset Purchase Agreement and Real Estate Purchase Agreement are scheduled to close five business days after RCI Dining has all necessary permits and other authorizations needed to serve alcohol (until 4:00 a.m. Sunday through Thursday and 5:00 a.m. on Friday and Saturday) and provide live female nude entertainment on the premises. The Asset Purchase Agreement and the Real Estate Purchase Agreement are subject to standard and customary closing conditions and are subject to due diligence requirements. After closing, we anticipate rebranding the Club O establishment under our Tootsie’s Cabaret gentlemen’s club format.

10.	INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Computed expected tax expense	$1,894	$1,499	$3,145	$2,954
State income taxes	52	56	105	111
Stock option disqualifying dispositions and other permanent differences	(24)	57	(5)	124
Total income tax expense	$1,922	$1,612	$3,245	$3,189

Included in the Company’s deferred tax liabilities at March 31, 2014 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

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

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims. TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issued a ruling adverse to TEA and in favor of the State.  Counsel for TEA is still analyzing the opinion and judgment   of the Third Court of Appeals and no decision has been made on whether TEA will ask the Third Court of Appeals to rehear the decision or appeal the decision to the Texas Supreme Court.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

11.	Commitments and Contingencies - continued

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

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of March 31, 2014, the Company has approximately $14.6 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $866,000 and $899,000 for the quarters ended March 31, 2014 and 2013, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

Rick’s Cabaret International, Inc. (“RCII”) and subsidiaries RCI NY, Inc. (“RCI NY”) and Peregrine Enterprises, Inc. (“Peregrine”) have been defendants in a federal court action, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys’ fees pursuant to the FLSA and New York Labor Law. RCII, RCI NY and Peregrine deny liability in this matter, are vigorously defending the allegations and have asserted counterclaims and affirmative defenses for offset and unjust enrichment. Discovery is now complete and on September 10, 2013, the court ruled on the parties’ motions for summary judgment. The court granted summary judgment in favor of the Plaintiffs on their causes of action for minimum wage and held that entertainers at Rick’s NY are employees, that Peregrine was an employer of the Plaintiffs and that under federal law, Rick’s NY’s statutory duty to pay minimum wages was not satisfied by the performance fees Plaintiffs’ received.  The court has not yet ruled on whether performance fees can offset minimum wages under New York state law. The court denied the Plaintiffs’ attempt to hold RCII or RCI NY liable as joint employers with Peregrine and the issue of whether RCII and RCI NY are also employers will be determined at a trial.  Ultimately, RCII, RCI NY and Peregrine intend to appeal the summary judgment ruling.  The defendants have moved to decertify the Rule 23 class and the FLSA collective, which motion is presently pending before the court.

RICK'S CABARET INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

11.	Commitments and Contingencies - continued

As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013.  The Company and its subsidiaries changed insurance companies on that date. On November 7, 2013, the Court of Chancery of the State of Delaware entered a Rehabilitation and Injunction Order, which declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware in her capacity as receiver (“Receiver”).  The order empowered the Receiver to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.  Further, the order stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date, which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries, and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to evaluate and defend against these claims and lawsuits. It is unknown at this time what effect this liability exposure will have on the Company.  The Company plans to file the appropriate claims against IIC with the Receiver by the January 16, 2015 deadline. There can be no assurance, however, of any recovery from these claims. The Company’s new general liability coverage obtained from another insurer will cover any claims arising from actions after October 25, 2013.

12.	ASSETS HELD FOR SALE

Assets held for sale represent two items at March 31, 2014: Land and building in Beaumont, Texas and an aircraft. The Beaumont property is under contract for sale and the aircraft is being marketed at this time. These assets are carried at the lower of their carrying value or fair value, less cost to sell.

13.	WARRANTS ISSUED

In February 2014, the Company issued warrants to acquire 100,000 shares of the Company’s common stock to a financial adviser. The exercise price of the warrants is $11.77. The warrants were exercisable immediately and expire in two years. The fair value of the warrants, which was entirely charged to expense upon issuance, was estimated to be $147,683 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

Rick's Cabaret International, Inc. was incorporated in the State of Texas in 1994. Through our subsidiaries, as of January 31, 2014, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations. We have one reportable segment, nightclubs.

SCHEDULE OF ESTABLISHMENTS

Name of Establishment	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Ricky Bobby Sport Saloon, Fort Worth, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, Los Angeles, CA	2013
The Black Orchid, Dallas, TX	2013

Vivid Cabaret, New York, NY	2014
Jaguars, Houston, TX	2013
Bombshells, Austin, TX (1)	2014
Bombshells, Webster, TX	2014
Bombshells, Fuqua (Houston) TX (1)	2014
Tootsies, Harvey, IL (1)	2014
Bombshells, Spring, TX (1)	2014

(1) To be opened in Calendar 2014.

As noted above, we have the following nightclubs and restaurants under construction or contract:

•	Rick’s Cabaret Odessa, Texas – under construction – opening in spring of 2014.
•	Bombshells, Austin to be opened in spring of 2014.
•	Bombshells, Fuqua (Houston) to be opened in summer of 2014.
•	Tootsies, Harvey, Illinois, acquisition under definitive purchase agreement, expected to close in May of 2014
•	Bombshells, Spring, Texas to be opened in fall of 2014.

Our website address is www.Ricks.com ..  We also have an investors’ website – www.ricksinvestor.com .  Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under the Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-K.

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

Stock Options

The compensation cost recognized for the three months ended March 31, 2014 and 2013 was $150,605 and $281,745, respectively. There were 100,000 stock options exercised during the quarter ended March 31, 2014, aggregating $843,600. There were no stock options exercises for the three months ended March 31, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

For the three months ended March 31, 2014, we had consolidated total revenues of $32.9 million compared to consolidated total revenues of $28.7 million for the three months ended March 31, 2013, an increase of $4.1 million or 14.4%. The increase in total revenues was primarily attributable to clubs acquired during the last year with a slight decrease in same-store sales. Total revenues for same-location-same-period of club operations decreased to $27.0 million for the three months ended March 31, 2014 from $27.3 million for the same period ended March 31, 2013. This decrease is principally due to severe winter weather in 2014, along with poor performance from our Club Onyx brands. Excluding these units, same store sales would have been up 3.8%.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$12,985	39.5%	$11,044	38.4%
Sales of food and merchandise	3,979	12.1%	2,878	10.0%
Service Revenues	14,347	43.6%	13,052	45.4%
Other	1,559	4.7%	1,754	6.1%
Total Revenues	32,870	100.0%	28,728	100.0%

Cost of Goods Sold	4,041	12.3%	3,495	12.2%
Salaries & Wages	6,854	20.9%	6,149	21.4%
Stock-based Compensation	151	0.5%	281	1.0%
Taxes and permits	5,142	15.6%	4,573	15.9%
Charge card fees	449	1.4%	342	1.2%
Rent	1,156	3.5%	783	2.7%
Legal & professional	426	1.3%	980	3.4%
Advertising and marketing	1,406	4.3%	1,162	4.0%
Insurance	972	3.0%	570	2.0%
Utilities	646	2.0%	552	1.9%
Depreciation and amortization	1,513	4.6%	1,318	4.6%
Gain on sale of property	(86)	-0.3%	-	0.0%
Settlement of lawsuit	150	0.5%	-	0.0%
Other	2,591	7.9%	2,353	8.2%

Total operating expenses	25,411	77.3%	22,558	78.5%
Operating income	7,459	22.7%	6,170	21.5%

Interest income	35	0.1%	1	0.0%
Interest expense	(1,924)	-5.9%	(1,762)	-6.1%
Gain (loss) on change in fair value of derivative instruments	-	0.0%	1	0.0%
Income from continuing operations before income taxes	$5,570	16.9%	$4,410	15.4%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club operations was 12.2% for each of the three months ended March 31, 2014 and 2013. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2014 was 11.4%, compared to 11.7% for the same period ended March 31, 2013.

Payroll for same-location-same-period of club operations was $4.4 million for the three months ended March 31, 2014 and $4.8 million for the same period in 2013. The decrease is due to adjustments and reduction of payroll in certain locations. Management currently believes that its labor and management staff levels are appropriate.

The increase in the percentage of rent expense to revenues is due to increased rents in both of our New York clubs, our Los Angeles club and our restaurants opening in leased locations.

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

Income taxes, as a percentage of income before taxes was 34.5% and 36.6% for the quarters ended March 31, 2014 and 2013, respectively. The decrease in 2014 is principally due to the permanent difference - stock option disqualifying dispositions in 2014.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.6 and $7.5 million for the quarters ended March 31, 2014 and 2013, respectively.

Our “operating margin”, the percentage of operating income to total revenues, was 22.7% and 21.5% for the quarters ended March 31, 2014 and 2013, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2013

For the six months ended March 31, 2014, we had consolidated total revenues of $62.3 million compared to consolidated total revenues of $55.9 million for the six months ended March 31, 2013, an increase of $6.4 million or 11.5%. The increase in total revenues was primarily attributable to new club acquisitions, net of a decrease in total revenues for same-location-same-period of $130,000, to $53.2 million for the six months ended March 31, 2014. This small decrease is despite the severe winter weather in 2014 and the poor performance from our Club Onyx brands.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$24,674	39.6%	$21,449	38.4%
Sales of food and merchandise	7,402	11.9%	5,456	9.8%
Service Revenues	27,077	43.5%	25,707	46.0%
Other	3,140	5.0%	3,257	5.8%
Total Revenues	62,293	100.0%	55,869	100.0%

Cost of Goods Sold	7,788	12.5%	6,881	12.3%
Salaries & Wages	13,431	21.6%	12,187	21.8%
Stock-based Compensation	154	0.2%	563	1.0%
Taxes and permits	9,557	15.3%	8,772	15.7%
Charge card fees	877	1.4%	716	1.3%
Rent	2,384	3.8%	1,353	2.4%
Legal & professional	1,214	1.9%	1,656	3.0%
Advertising and marketing	2,691	4.3%	2,271	4.1%
Insurance	1,771	2.8%	1,069	1.9%
Utilities	1,241	2.0%	1,041	1.9%
Depreciation and amortization	2,906	4.7%	2,646	4.7%
Gain on sale of property	(86)	-0.1%	-	0.0%
Settlement of lawsuit	270	0.4%	-	0.0%
Other	5,022	8.1%	4,631	8.3%

Total operating expenses	49,220	79.0%	43,786	78.4%
Operating income	13,073	21.0%	12,083	21.6%

Interest income	112	0.2%	8	0.0%
Interest expense	(3,936)	-6.3%	(3,405)	-6.1%
Gain (loss) on change in fair value of derivative instruments	-	0.0%	1	0.0%
Income from continuing operations before income taxes	$9,249	14.8%	$8,687	15.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club operations for the six months ended March 31, 2014 was 12.5% compared to 12.3% for the six months ended March 31, 2013. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2014 was 11.6%, compared to 12.0% for the same period ended March 31, 2013.

Payroll for same-location-same-period of club operations was $9.0 million for the six months ended March 31, 2014 and $9.7 million for the same period in 2013. The decrease is due to adjustments and reduction of payroll in certain locations. Management currently believes that its labor and management staff levels are appropriate.

The decrease in stock-based compensation is due to the stock options to employees and Board members in 2012 completely vesting in 2013.

The increase in the percentage of rent expense to revenues is due to increased rents in both of our New York clubs, our Los Angeles club and our opening restaurants in leased locations.

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

The increase in depreciation is principally due to the new clubs acquired.

Income taxes, as a percentage of income before taxes was 35.1% and 36.7% for the six months ended March 31, 2014 and 2013, respectively. The higher rate in 2013 is principally due to the increased stock-based compensation, which is not deductible for tax purposes, in addition to the stock option disqualifying disposition in 2014.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations decreased to $14.5 million for the six months ended March 31, 2014 from to $14.7 million for same period ended March 31, 2013, or by 1.2%. The 2014 period was affected by losses in the period amounting to over $416,000 as a result of pre-opening costs for the Company’s unopened Bombshells and Vivid New York compared to only 90,000 in pre-opening costs for the previous year.

Our “operating margin”, the percentage of operating income to total revenues, was 21.0% and 21.6% for the six months ended March 31, 2014 and 2013, respectively.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, patron taxes, pre-opening costs. gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, patron taxes, pre-opening costs, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements and acquisition costs, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities.

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

 The following tables present our non-GAAP measures for the periods ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

(in thousands)	2014	2013	2014	2013
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income	$3,722	$2,745	$6,125	$5,392
Income tax expense	1,922	1,612	3,245	3,189
Interest expense and income and gain on derivative	1,889	1,760	3,824	3,396
Litigation and other one-time legal settlements	150	-	270	-
Acquisition costs	-	34	-	89
Depreciation and amortization	1,513	1,318	2,906	2,646
Adjusted EBITDA	$9,196	$7,469	$16,370	$14,712

Reconcilation of GAAP net income (loss) to
non-GAAP net income
GAAP net income	$3,722	$2,745	$6,125	$5,392
Patron tax	866	899	1,605	1,790
Amortization of intangibles	82	100	171	230
(Gain) loss on change in fair value of derivative instruments	-	(3)	-	(1)
Stock-based compensation	151	281	154	563
Litigation and other one-time settlements	150	-	270	-
Pre-opening costs	122	90	416	90
Income tax expense	1,922	1,612	3,245	3,189
Acquisition costs	18	34	18	89
Non-GAAP provision for income taxes	(2,409)	(1,917)	(4,148)	(3,773)
Non-GAAP net income	$4,624	$3,841	$7,857	$7,569

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	10,853	9,988	10,763	9,871
GAAP net income	$0.37	$0.29	$0.62	$0.56
Patron tax	0.08	0.09	0.15	0.18
Amortization of intangibles	0.01	0.01	0.02	0.02
(Gain) loss on change in fair value of derivative instruments	-	(0.00)	-	(0.00)
Stock-based compensation	0.01	0.03	0.01	0.06
Litigation and other one-time settlements	0.01	-	0.03	-
Pre-opening costs	0.01	0.01	0.04	0.01
Income tax expense	0.18	0.16	0.30	0.32
Acquisition costs	0.00	0.00	0.00	0.01
Non-GAAP provision for income taxes	(0.22)	(0.19)	(0.39)	(0.38)
Non-GAAP diluted net income per share	$0.45	$0.40	$0.78	$0.78

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income	$7,459	$6,170	$13,073	$12,083
Patron tax	866	899	1,605	1,790
Amortization of intangibles	82	100	171	230
Stock-based compensation	151	281	154	563
Litigation and other one-time settlements	150	-	270	-
Pre-opening costs	122	90	416	90
Acquisition costs	18	34	18	89
Non-GAAP operating income	$8,848	$7,574	$15,707	$14,845

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	22.7%	21.5%	21.0%	21.6%
Patron tax	2.6%	3.1%	2.6%	3.2%
Amortization of intangibles	0.2%	0.3%	0.3%	0.4%
Stock-based compensation	0.5%	1.0%	0.2%	1.0%
Litigation and other one-time settlements	0.5%	0.0%	0.4%	0.0%
Pre-opening costs	0.4%	0.3%	0.7%	0.2%
Acquisition costs	0.1%	0.1%	0.0%	0.2%
Non-GAAP operating margin	26.9%	26.4%	25.2%	26.6%

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

As of March 31, 2014, excluding the patron tax liability, we had working capital of $5.3 million compared to working capital of $4.8 million as of September 30, 2013. As much of this current portion of debt is convertible debt, it is anticipated that it will be redeemed with common shares. Because of the large volume of cash we handle, stringent cash controls have been implemented. At March 31, 2014, our cash and cash equivalents were $11.6 million compared to $10.6 million at September 30, 2013.

Our depreciation for the quarter ended March 31, 2014 was $1.4 million compared to $1.3 million for the quarter ended March 31, 2013. Our amortization for the quarter ended March 31, 2014 was $82,000 compared to $100,000 for the quarter ended March 31, 2013.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Six Months Ended March 31,
	2014	2013
Net income	$6,004	$5,498
Depreciation and amortization	2,906	2,646
Deferred taxes	734	(122)
Stock compensation expense	154	563
Change in operating assets and liabilities	1,771	2,225
Other	28	105
	$11,597	$10,915

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Six Months Ended March 31,
	2014	2013
Proceeds from sale of marketable securities	$-	$500
Acquisition of development rights in New York building	(5,325)
Additions to property and equipment	(8,198)	(3,276)
Additions of businesses, net of cash acquired	(500)	(3,000)
	$(14,023)	$(5,776)

Following is a reconciliation of our additions to property and equipment for the quarters ended March 31, 2014 and 2013:

	Six Months ended
(in thousands)	March 31,
	2014	2013
Acquisition of real estate	$1,977	$13,304
Capital expenditures funded by debt	(4,348)	(12,111)
New capital expenditure in new clubs and purchase of aircraft	9,883	1,635
Maintenance capital expenditures	686	448
Total capital expenditures in consolidated statement of cash flows	$8,198	$3,276

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(in thousands)	Six Months Ended March 31,
	2013	2013
Proceeds from long-term debt	$7,025	$4,500
Purchase of put options and payments on derivative	-	(138)
Payments on long-term debt	(4,335)	(4,758)
Purchase of treasury stock	-	(929)
Exercise of warrants	844	-
Distribution of minority interests	(108)	(108)
	$3,426	$(1,433)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Six Months Ended March 31,
	2014	2013
Operating activities	$11,597	$10,915
Investing activities	(14,023)	(5,776)
Financing activities	3,426	(1,433)
Net increase (decrease) in cash	$1,000	$3,706

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

The following table presents a summary of such indicators for the six months ended March 31:

		Increase
	2014	(Decrease)	2013
(in thousands)
Sales of alcoholic beverages	$24,674	15.0%	$21,449
Sales of food and merchandise	7,402	35.7%	5,456
Service Revenues	27,077	5.3%	25,707
Other	3,140	-3.6%	3,257
Total Revenues	$62,293	11.5%	$55,869
Net cash provided by operating activities	11,597	6.2%	10,915
Adjusted EBITDA*	16,370	11.3%	14,712
Total long-term debt	84,673	7.7%	78,592

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the quarter ended March 31, 2014, we did not purchase any shares of common stock in the open market. Under the Board's authority, we have $2.6 million remaining to purchase additional shares as of March 31, 2014.

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

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $18.5 million and $4.3 million and net income before taxes of approximately $2.9 million and $620,000 for fiscal years 2013 and 2012, respectively. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition (see Note 9 of Notes to Consolidated Financial Statements) which was closed on October 16, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended March 31, 2014, there were no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

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

RICK'S CABARET INTERNATIONAL, INC.

Date: May 12, 2014	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 12, 2014	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

