Form 10-Q
period 2014-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2014-08-11
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13992

RCI HOSPITALITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

RICK’S CABARET INTERNATIONAL, INC.

(Former name of registrant)

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

Yes ☐ No ☒

As of July 31, 2014, 10,138,777 shares of the registrant’s Common Stock were outstanding.

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

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. (Formerly Rick’s Cabaret International, Inc.) and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.)

i

PART I	FINANCIAL INFORMATION

Item 1.             Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	June 30, 2014	September 30, 2013
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$11,102	$10,638
Accounts receivable:
Trade, net	1,501	1,382
Other, net	741	328
Marketable securities	586	555
Inventories	1,797	1,472
Assets held for sale	3,177	-
Deferred tax asset	5,325	4,618
Prepaid expenses and other current assets	2,895	1,668
Total current assets	27,124	20,661

Property and equipment, net	112,697	98,629

Other assets:
Goodwill	43,987	43,987
Other indefinite lived intangibles	55,231	54,966
Definite lived intangibles	811	1,065
Other	3,859	3,792
Total other assets	103,888	103,810

Total assets	$243,709	$223,100

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	June 30, 2014	September 30, 2013
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,485	$1,816
Accrued liabilities	7,358	5,232
Texas patron tax liability	15,405	13,035
Current portion of long-term debt	13,079	8,830
Total current liabilities	37,327	28,913

Deferred tax liability	26,884	26,354
Other long-term liabilities	1,034	956
Long-term debt	69,304	69,762
Total liabilities	134,549	125,985

Commitments and contingencies

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,085 and 9,504 shares issued and outstanding, respectively	101	95
Additional paid-in capital	66,907	61,506
Accumulated other comprehensive loss	81	50
Retained earnings	38,946	32,130
Total RCIH’s permanent stockholders’ equity	106,035	93,781

Noncontrolling interests	3,125	3,334
Total permanent stockholders’ equity	109,160	97,115

Total liabilities and stockholders’ equity	$243,709	$223,100

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$13,626	$11,105	$38,300	$32,554
Sales of food and merchandise	4,076	3,288	11,478	8,744
Service revenues	14,035	12,382	41,112	38,089
Other	1,606	1,533	4,746	4,790
Total revenues	33,343	28,308	95,636	84,177

Operating expenses:
Cost of goods sold	4,295	3,680	12,083	10,561
Salaries and wages	7,219	6,413	20,650	18,600
Stock compensation	2	282	156	845
Other general and administrative:
Taxes and permits	5,150	4,302	14,707	13,069
Charge card fees	479	409	1,356	1,126
Rent	1,315	846	3,699	2,199
Legal and professional	1,206	797	2,420	2,454
Advertising and marketing	1,420	1,187	4,111	3,452
Insurance	1,014	573	2,785	1,642
Utilities	650	523	1,891	1,564
Depreciation and amortization	1,532	1,341	4,438	3,987
Loss on sale of property	334	-	248	-
Settlement of lawsuits and other one-time costs	3,233	160	3,503	160
Other	2,602	2,335	7,624	6,973
Total operating expenses	30,451	22,848	79,671	66,632
Operating income	2,892	5,460	15,965	17,545

Other income (expense):
Interest income	-	(2)	112	6
Interest expense	(2,060)	(1,868)	(5,996)	(5,274)
Gain on change in fair value of derivative instruments	-	1	-	2
Income before income taxes	832	3,591	10,081	12,279
Income taxes	203	1,343	3,448	4,533
Net income	629	2,248	6,633	7,746
Less: net (income) loss attributable to noncontrolling interests	62	(53)	183	(159)
Net income attributable to RCI Hospitality Holdings, Inc.	$691	$2,195	$6,816	$7,587

Basic earnings per share attributable to RCIH’s shareholders:
Net income	$0.07	$0.23	$0.70	$0.80
Diluted earnings per share attributable to RCIH’s shareholders:
Net income	$0.07	$0.23	$0.69	$0.79

Weighted average number of common shares outstanding:
Basic	9,883	9,479	9,695	9,523
Diluted	9,968	9,647	9,922	9,871

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Net income	$629	$2,248	$6,633	$7,746
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	13	(10)	31	(13)
Comprehensive income	642	2,238	6,664	7,733
Less: net (income) loss attributable to noncontrolling interests	62	(53)	183	(159)
Comprehensive income to common stockholders	$704	$2,185	$6,847	$7,574

RCI HOSPITALITY HOLDINGS, INC.

(Formerly RICK'S CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE NINE MONTHS ENDED JUNE 30,
	2014	2013
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,633	$7,746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,438	3,988
Deferred taxes	225	(103)
Amortization of note discount	65	143
Gain on change in fair value of derivative instruments	-	(2)
Deferred rents	(17)	(42)
Stock compensation expense	156	845
Loss on sale of assets	248	-
Changes in operating assets and liabilities:
Accounts receivable	(532)	(319)
Inventories	(324)	(208)
Prepaid expenses and other assets	(1,286)	(3,496)
Accounts payable and accrued liabilities	4,192	5,593
Cash provided by operating activities	13,798	14,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(11,822)	(5,497)
Proceeds from sale of marketable securities	-	500
Proceeds from sale of assets	223	-
Acquisition of development rights in New York building	(5,325)	-
Acquisition of businesses, net of cash acquired	(500)	(3,645)
Net cash used by investing activities	(17,424)	(8,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of put options and payments on derivative instrument	-	(139)
Payments on long-term debt	(5,899)	(7,219)
Proceeds from long-term debt	7,025	7,000
Exercise of stock options	3,126	-
Purchase of treasury stock	-	(1,478)
Distribution to minority interests	(162)	(162)
Cash provided by (used in) financing activities	4,090	(1,998)

NET INCREASE IN CASH	464	3,505
CASH AT BEGINNING OF PERIOD	10,638	5,523
CASH AT END OF PERIOD	$11,102	$9,028
CASH PAID DURING PERIOD FOR:
Interest	$5,618	$4,753
Income taxes	$2,553	$3,389

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2014, the Company incurred $4.9 million in seller-financed long-term debt in connection with the acquisition of real estate and an aircraft.

During the nine months ended June 30, 2014, the Company converted debt principal and interest valued at $2.1 million into 211,443 common shares.

During the nine months ended June 30, 2013, the Company purchased and retired 176,255 common treasury shares. The cost of these shares was $1,478,482.

During the nine months ended June 30, 2013, the Company incurred $13.6 million in debt in connection with the purchase of real estate and other assets.

During the nine months ended June 30, 2013, the Company issued warrants valued at $38,256 in connection with the issuance of debt.

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION AND NAME CHANGE

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2013 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

At the Company’s Annual Meeting of Stockholders on August 6, 2014, stockholders approved changing its name to RCI Hospitality Holdings, Inc. (“RCIH”).

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company has adopted this guidance beginning with the quarter ended March 31, 2014.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

 RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES

Following are certain remarkable accounting principles and disclosures.

Marketable Securities

Marketable securities at June 30, 2014 consist of bond funds. ASC 320, Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of June 30, 2014, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying consolidated balance sheets. The cost of marketable securities sold is determined on a specific identification basis. The fair value of marketable securities is based on quoted market prices based on Level 1 inputs — quoted prices (unadjusted) for identical assets or liabilities in active markets.

There have been no realized gains or losses related to marketable securities for the nine month periods ended June 30, 2014 or 2013.  Marketable securities held at June 30, 2014 have a cost basis of approximately $505,000.

Fair Value Accounting

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized gains and losses, net of the related income tax effect, if any, on available-for-sale securities are included in comprehensive income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2014, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$81	$586

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized loss in comprehensive income. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended June 30, 2014.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
June 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$586	$586	$-	$-

(in thousands)	Carrying
September 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

Discontinued Operations

In prior consolidated financial statements, the Company has disclosed certain discontinued operations – nightclubs that the Company has closed or sold. Those discontinued operations have now become immaterial; therefore, the Company has eliminated the disclosure in the accompanying consolidated financial statements.

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

The compensation costs recognized for the three months ended June 30, 2014 and 2013 were $2,922 and $281,745, respectively, and were $156,449 and $845,325 for the nine months then ended, respectively. There were 269,665 and 369,665 stock option exercises aggregating $2.3 million and $3.1 million, respectively, during the three and nine months ended June 30, 2014. There were no stock option exercises for the three and nine months ended June 30, 2013. There were no stock option grants for the three and nine months ended June 30, 2014.

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2014:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	765	$8.41
Granted	-	-
Cancelled or expired	(22)	8.54

Exercised	(370)	8.45
Outstanding as of June 30, 2014	373	$8.36	0.16	$690
Options exercisable as of June 30, 2014	373	$8.36	0.16	$690

The 362,835 options exercisable as of June 30, 2014 expired on July 2, 2014.

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the nine months ended June 30, 2014 and 2013:

(in thousands)	2014		2013
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$54,966	$43,987	$50,608	$43,421

Intangibles acquired	-	-	4,358	997

Other	265	-	-	(431)
Ending balance	$55,231	$43,987	$54,966	$43,987

6.	LONG-TERM DEBT

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

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

6.	LONG-TERM DEBT - continued

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

In May 2014, the Company acquired certain real estate in Houston, Texas for the purpose of constructing a corporate headquarters building. The cost of the land was $707,000 and was partially financed with a $531,000 note, payable $18,151 per quarter until May 2019, including interest at 6.5%.

In October 2013, the Company acquired certain real estate in Beaumont, Texas. The cost of the property was $850,000 and was partially financed with a $700,000 note, payable $10,565 per month until October 2020. This property is now under contract for sale and is a portion of the assets held for sale in the accompanying consolidated balance sheet.

7.	COMMON STOCK

During the nine months ended June 30, 2013, the Company purchased and retired 176,255 common treasury shares. The cost of these shares was $1,478,482. These shares have been retired.

During the nine months ended June 30, 2014, the Company converted debt principal and interest valued at $2.1 million into 211,443 common shares.

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

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

8. EARNINGS PER SHARE (“EPS”) - continued

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to RCIH's shareholders	$691	$2,195	$6,816	$7,587
Average number of common shares outstanding	9,883	9,479	9,695	9,523
Basic earnings per share - net income attributable to RCIH's shareholders	$0.07	$0.23	$0.70	$0.80
Diluted earnings per share:
Net income attributable to RCIH's shareholders	$691	$2,195	$6,816	$7,587
Adustment. to net earnings from assumed conversion of debentures (1)	-	23	60	221
Adjusted net income attributable to RCIH's shareholders	$691	$2,218	$6,876	$7,808
Average number of common shares outstanding:
Common shares outstanding	9,883	9,479	9,695	9,523
Potential dilutive shares resulting from exercise of warrants and options (2)	85	22	96	22
Potential dilutive shares resulting from conversion of debentures (3)	-	146	131	326
Total average number of common shares outstanding used for dilution	9,968	9,647	9,922	9,871
Diluted earnings per share - net income attributable to RCIH's shareholders	$0.07	$0.23	$0.69	$0.79

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2014 and 2013 totaling $10.5 million and $5.3 million, respectively, were convertible into common stock at a price of $10.00 to $12.50 per share in 2014 and $10.00 to $10.25 per share in 2013. Potential dilutive shares amounting to $1.5 million and $1.4 million for the three and nine month periods ended June 30, 2014, respectively, have been excluded from earnings per share due to being anti-dilutive. Potential dilutive shares of 375,000 and zero for each of the three and nine month periods ended June 30, 2013, have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

9. ACQUISITIONS

Quarter Ended December 31, 2013

In October 2013, the Company purchased 49 percent of a corporation that operates the Dallas club “PT’s Platinum” and also acquired the building and personal property. Total cost of the transaction was $500,000. This subsidiary is being consolidated in the Company’s consolidated financial statements, effective as of the date of the purchase.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings and land	$350
Property and equipment	20
SOB license	265
Minority interest	(135)
Net assets	$500

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

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company then opened a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. The Company paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Company common stock. The notes call for monthly payments of $16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On May 29, 2013, our wholly owned subsidiary, RCI Entertainment (Delamo), Inc., completed the acquisition of the remaining 50 % of 1957 Delamo, LLC, which owns a new adult cabaret in Los Angeles County, California. We issued 100,000 restricted shares of our common stock to an individual in consideration for outstanding membership interests of 1957 Delamo, LLC. These shares were valued at $863,000. The Company had previously paid $600,000 in cash for the initial 50 % investment.

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

10. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Computed expected tax expense	$283	$1,221	$3,428	$4,175
State income taxes	76	72	181	110
Stock option disqualifying dispositions
and other permanent differences	(156)	50	(161)	248
Total income tax expense	$203	$1,343	$3,448	$4,533

Included in the Company’s deferred tax liabilities at June 30, 2014 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9, 2012 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.  TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issues a ruling adverse to TEA and in favor of the State.  TEA filed a petition for review to the Texas Supreme Court on July 17, 2014, and is awaiting a decision by the court.

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

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of June 30, 2014, the Company has approximately $15.4 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $765,000 and $746,000 for the quarters ended June 30, 2014 and 2013, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

The Company’s subsidiary that operated the club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company’s Las Vegas subsidiary owes approximately $2.1 million, including penalties and interest, for Las Vegas Live Entertainment Taxes.  The Company does not believe it was subject to the Live Entertainment Tax, but to

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES - continued

avoid further litigation, agreed to settle this contingency during July 2014 for $775,000. This amount has been accrued as a liability and expensed in settlement of lawsuits and other one-time costs in the accompanying consolidated financial statements as of June 30, 2014.

The Company and subsidiaries RCI Entertainment (New York), Inc. (“RCI NY”) and Peregrine Enterprises, Inc. (“Peregrine”) have been defendants in a federal court action, pending since March 30, 2009, in the Southern District of New York relating to claims under the Fair Labor Standards Act and New York’s wage and hour laws. While Plaintiffs do not specifically allege the amount of monetary relief sought in their Complaint, Plaintiffs have alleged that they are seeking judgment equal to any unpaid wages, liquidated damages, interest, costs and attorneys’ fees pursuant to the FLSA and New York Labor Law. The Company, RCI NY and Peregrine deny liability in this matter, are vigorously defending the allegations and have asserted counterclaims and affirmative defenses for offset and unjust enrichment. Discovery is now complete and on September 10, 2013, the court ruled on the parties’ motions for summary judgment. The court granted summary judgment in favor of the Plaintiffs on their causes of action for minimum wage and held that entertainers at RCI NY are employees, that Peregrine was an employer of the Plaintiffs and that under federal law, RCI NY’s statutory duty to pay minimum wages was not satisfied by the performance fees Plaintiffs’ received.  The court has not yet ruled on whether performance fees can offset minimum wages under New York state law. The court denied the Plaintiffs’ attempt to hold the Company or RCI NY liable as joint employers with Peregrine and the issue of whether the Company and RCI NY are also employers will be determined at a trial.  Ultimately, the Company, RCI NY and Peregrine intend to appeal the summary judgment ruling.  The Company has moved to decertify the Rule 23 class and the FLSA collective, which motion is presently pending before the court.

As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013.  The Company and its subsidiaries changed insurance companies on that date.

On November 7, 2013, the Court of Chancery of the State of Delaware entered a Rehabilitation and Injunction Order (“Rehabilitation Order”), which declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver (“Receiver”).  The Rehabilitation Order empowered the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.  Further, the order stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries; and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to defend against and evaluate these claims and lawsuits.  The Company also plans to file the appropriate claims against IIC with the Receiver by the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company.  As previously stated, the Company has obtained general liability coverage from another insurer, effective October 25, 2013, which will cover any claims arising from actions after that date.

Settlement of lawsuits and other one-time costs include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for this settlement.

RCI HOSPITALITY HOLDINGS, INC. (Formerly RICK'S

CABARET INTERNATIONAL, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

12. ASSETS HELD FOR SALE

Assets held for sale represent two items at June 30, 2014: Land and building in Beaumont, Texas and an aircraft. Each of these assets is under contract for sale as of June 30, 2014. These assets are carried at the lower of their carrying value or fair value, less cost to sell.

13. WARRANTS ISSUED

In February 2014, the Company issued warrants to acquire 100,000 shares of Company common shares to a financial adviser. The exercise price of the warrants was $11.77, the market price of the shares at the time. The warrants were exercisable immediately and expire in two years. The fair value of the warrants, which was entirely charged to expense upon issuance, was estimated to be $147,683 in accordance with FASB ASC 820, Fair Value Measurements, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of June 30, 2014, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations. We have one reportable segment, nightclubs.

SCHEDULE OF ESTABLISHMENTS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
XTC Cabaret, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick's Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Rick's Cabaret, Odessa, TX (1)	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Ricky Bobby Sport Saloon, Fort Worth, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, Los Angeles, CA	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Jaguars, Houston, TX (Closed temporarily)	2013
Bombshells, Austin, TX	2014
Bombshells, Webster, TX	2014
Bombshells, Fuqua (Houston) TX (1)	2014
Bombshells, Spring, TX (1)	2014

(1) To be opened in Calendar 2014.

As noted above, we have the following nightclubs/restaurant under construction or contract:

•	Rick’s Cabaret Odessa, Texas – under construction – opening in summer of 2014.
•	Bombshells, Fuqua (Houston) to be opened in summer of 2014.
•	Bombshells, Spring, Texas to be opened in fall of 2014.

Our website address is www.rcihospitality.com.  Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under the Securities Exchange Act of 1934, as amended. Information contained in the website shall not be construed as part of this Form 10-Q.

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

Stock Options

The compensation cost recognized for the three months ended June 30, 2014 and 2013 was $2,922 and $281,745, respectively. There were 269,665 stock options exercised during the quarter ended June 30, 2014, aggregating $2,281,803.  There were no stock options exercises for the three months ended June 30, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

For the three months ended June 30, 2014, we had consolidated total revenues of $33.3 million compared to consolidated total revenues of $28.3 million for the three months ended June 30, 2013, an increase of $5.0 million or 17.8%. The increase in total revenues was primarily attributable to clubs acquired during the last year with a 5.1% increase in same-store sales. Total revenues for same-location-same-period of club operations increased to $28.9 million for the three months ended June 30, 2014 from $27.5 million for the same period ended June 30, 2013, a 5.1% increase. Nearly all of the major brands showed year over year improvement, with the primary exception of the Club Onyx units. New Club Onyx format and management changes, however, have significantly reduced the percentage year over year revenue decline compared to the previous quarter. Excluding these units, same store sales would have been up 6.9%.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$13,626	40.9%	$11,105	39.2%
Sales of food and merchandise	4,076	12.2%	3,288	11.6%
Service Revenues	14,035	42.1%	12,382	43.7%
Other	1,606	4.8%	1,533	5.4%
Total Revenues	33,343	100.0%	28,308	100.0%

Cost of Goods Sold	4,295	12.9%	3,680	13.0%
Salaries & Wages	7,219	21.7%	6,413	22.7%
Stock-based Compensation	2	0.0%	282	1.0%
Taxes and permits	5,150	15.4%	4,302	15.2%
Charge card fees	479	1.4%	409	1.4%
Rent	1,315	3.9%	846	3.0%
Legal & professional	1,186	3.6%	797	2.8%
Advertising and marketing	1,420	4.3%	1,187	4.2%
Insurance	1,014	3.0%	573	2.0%
Utilities	650	1.9%	523	1.8%
Depreciation and amortization	1,532	4.6%	1,341	4.7%
Gain on sale of property	334	1.0%	-	0.0%
Settlement of lawsuits and other one-time costs	3,253	9.8%	160	0.6%
Other	2,602	7.8%	2,335	8.2%

Total operating expenses	30,451	91.3%	22,848	80.7%
Operating income	2,892	8.7%	5,460	19.3%

Interest income	-	0.0%	(2)	0.0%
Interest expense	(2,060)	-6.2%	(1,868)	-6.6%
Gain (loss) on change in fair value of derivative instruments	-	0.0%	1	0.0%
Income from continuing operations before income taxes	$832	2.5%	$3,591	12.7%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club operations was 12.7% and 13.0% for the three months ended June 30, 2014 and 2013, respectively. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2014 was 12.2%, compared to 12.9% for the same period ended June 30, 2013.

Payroll for same-location-same-period of club operations was $5.0 million for the three months ended June 30, 2014 and $5.2 million for the same period in 2013. The decrease is due to adjustments and reduction of payroll in certain locations. Management currently believes that its labor and management staff levels are appropriate.

The increase in the percentage of rent expense to revenues is due to increased rents in both of our New York clubs, our Los Angeles club and our restaurants opening in leased locations.

The increase in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in the 2014 quarter and due to general increase in legal fees as a result of our general liability insurance company bankruptcy. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

The increase in insurance expense is due to an increase from acquisitions and an increase in premium rates, especially in the general liability area. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

Settlement of lawsuits and other one-time costs include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for this settlement. Also included is $775,000 to settle a previously-disclosed claim by the state of Nevada for $2.1 million in Live Entertainment Tax. The Company does not believe it was subject to the Live Entertainment Tax, but to avoid further litigation, agreed to settle this contingency during July 2014. This amount has been accrued as a liability as of June 30, 2014.

Income taxes, as a percentage of income before taxes was 24.4% and 37.3% for the quarters ended June 30, 2014 and 2013, respectively. The decrease in 2014 is principally due to the tax deductions from exercised stock options in 2014.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $6.8 million for each of the quarters ended June 30, 2014 and 2013. The 2014 period was affected by losses in the period amounting to over $306,000 as a result of pre-opening costs for the Company’s unopened Bombshells compared to only $185,000 in pre-opening costs for the previous year.

Our “operating margin”, the percentage of operating income to total revenues, was 8.7% and 19.3% for the quarters ended June 30, 2014 and 2013, respectively. The decrease is principally due to the one-time costs and preopening costs in 2014.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2013

For the nine months ended June 30, 2014, we had consolidated total revenues of $95.6 million compared to consolidated total revenues of $84.2 million for the nine months ended June 30, 2013, an increase of $11.5 million or 13.6%.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$38,300	40.0%	$32,554	38.7%
Sales of food and merchandise	11,478	12.0%	8,744	10.4%
Service Revenues	41,112	43.0%	38,089	45.2%
Other	4,746	5.0%	4,790	5.7%
Total Revenues	95,636	100.0%	84,177	100.0%

Cost of Goods Sold	12,083	12.6%	10,561	12.5%
Salaries & Wages	20,650	21.6%	18,600	22.1%
Stock-based Compensation	156	0.2%	845	1.0%
Taxes and permits	14,707	15.4%	13,069	15.5%
Charge card fees	1,356	1.4%	1,126	1.3%
Rent	3,699	3.9%	2,199	2.6%
Legal & professional	2,400	2.5%	2,454	2.9%
Advertising and marketing	4,111	4.3%	3,452	4.1%
Insurance	2,785	2.9%	1,642	2.0%
Utilities	1,891	2.0%	1,564	1.9%
Depreciation and amortization	4,438	4.6%	3,987	4.7%
Gain on sale of property	248	0.3%	-	0.0%
Settlement of lawsuit	3,523	3.7%	160	0.2%
Other	7,624	8.0%	6,973	8.3%

Total operating expenses	79,671	83.3%	66,632	79.2%
Operating income	15,965	16.7%	17,545	20.8%

Interest income	112	0.1%	6	0.0%
Interest expense	(5,996)	-6.3%	(5,274)	-6.3%
Gain (loss) on change in fair value of derivative instruments	-	0.0%	2	0.0%
Income from continuing operations before income taxes	$10,081	10.5%	$12,279	14.6%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club operations for the nine months ended June 30, 2014 was 12.5% for each of the nine months ended June 30, 2014 and 2013. The cost of goods sold for same-location-same-period of club operations for the nine months ended June 30, 2014 was 11.6%, compared to 12.1% for the same period ended June 30, 2013.

Payroll for same-location-same-period of club operations was $13.7 million for the nine months ended June 30, 2014 and $14.5 million for the same period in 2013. The decrease is due to adjustments and reduction of payroll in certain locations. Management currently believes that its labor and management staff levels are appropriate.

The decrease in stock-based compensation is due to the stock options to employees and Board members in 2012 completely vesting in 2013.

The increase in the percentage of rent expense to revenues is due to increased rents in both of our New York clubs, our Los Angeles club and our opening restaurants in leased locations.

The decrease in legal and professional expense is principally due to a continuing labor lawsuit in New York which was more active in the first six months of the 2013 period.

The increase in insurance expense is due to an increase from acquisitions and an increase in premium rates, especially in the general liability area. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

The increase in depreciation is principally due to the new clubs acquired.

Settlement of lawsuits and other one-time costs include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for this settlement. Also included is $775,000 to settle a previously-disclosed claim by the state of Nevada for $2.1 million in Live Entertainment Tax. The Company does not believe it was subject to the Live Entertainment Tax, but to avoid further litigation, agreed to settle this contingency during July 2014. This amount has been accrued as a liability as of June 30, 2014.

Income taxes, as a percentage of income before taxes was 34.2% and 36.9% for the nine months ended June 30, 2014 and 2013, respectively. The lower rate in 2014 is principally due to the tax deductions from exercised stock options in 2014, less the increased stock-based compensation in 2013, which is not deductible for tax purposes.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations decreased to $21.1 million for the nine months ended June 30, 2014 from to $21.8 million for same period ended June 30, 2013, or by 3.1%. The 2014 period was affected by losses in the period amounting to over $743,000 as a result of pre-opening costs for the Company’s unopened Bombshells and Vivid New York compared to only $393,000 in pre-opening costs for the previous year.

Our “operating margin”, the percentage of operating income to total revenues, was 16.7% and 20.8% for the nine months ended June 30, 2014 and 2013, respectively. The decrease is principally due to the one-time costs in 2014.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, patron taxes, pre-opening costs, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

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

The following tables present our non-GAAP measures for the periods ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

(in thousands)	2014	2013	2014	2013
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income	$691	$2,195	$6,816	$7,587
Income tax expense	203	1,343	3,448	4,533
Interest expense and income and gain on derivative	2,060	1,867	5,884	5,266
Litigation and other one-time legal settlements	3,233	160	3,503	160
Acquisition costs	22	30	111	119
Depreciation and amortization	1,532	1,341	4,438	3,987
Adjusted EBITDA	$7,741	$6,936	$24,200	$21,652

Reconcilation of GAAP net income to
non-GAAP net income
GAAP net income	$691	$2,195	$6,816	$7,587
Patron tax	765	746	2,370	2,536
Amortization of intangibles	82	92	254	322
(Gain) loss on change in fair value of derivative instruments	-	(1)	-	(2)
Stock-based compensation	2	282	156	845
Litigation and other one-time settlements	3,233	160	3,503	160
Pre-opening costs	306	185	743	393
Income tax expense	203	1,343	3,448	4,533
Acquisition costs	22	30	111	119
Non-GAAP provision for income taxes	(1,856)	(1,663)	(6,036)	(5,477)
Non-GAAP net income	$3,448	$3,369	$11,365	$11,016

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	9,968	9,647	9,922	9,871
GAAP net income	$0.07	$0.23	$0.69	$0.79
Patron tax	0.08	0.08	0.24	0.26
Amortization of intangibles	0.01	0.01	0.03	0.03
(Gain) loss on change in fair value of derivative instruments	-	(0.00)	-	(0.00)
Stock-based compensation	0.00	0.03	0.02	0.09
Litigation and other one-time settlements	0.32	0.02	0.35	0.02
Pre-opening costs	0.03	0.02	0.07	0.04
Income tax expense	0.02	0.14	0.35	0.46
Acquisition costs	0.00	0.00	0.01	0.01
Non-GAAP provision for income taxes	(0.19)	(0.17)	(0.61)	(0.55)
Non-GAAP diluted net income per share	$0.35	$0.36	$1.15	$1.13

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income	$2,892	$5,460	$15,965	$17,545
Patron tax	765	746	2,370	2,536
Amortization of intangibles	82	92	254	322
Stock-based compensation	2	282	156	845
Litigation and other one-time settlements	3,233	160	3,503	160
Pre-opening costs	306	185	743	393
Acquisition costs	22	30	111	119
Non-GAAP operating income	$7,302	$6,955	$23,102	$21,920

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	8.7%	19.3%	16.7%	20.8%
Patron tax	2.3%	2.6%	2.5%	3.0%
Amortization of intangibles	0.2%	0.3%	0.3%	0.4%
Stock-based compensation	0.0%	1.0%	0.2%	1.0%
Litigation and other one-time settlements	9.7%	0.6%	3.7%	0.2%
Pre-opening costs	0.9%	0.7%	0.8%	0.5%
Acquisition costs	0.1%	0.1%	0.1%	0.1%
Non-GAAP operating margin	21.9%	24.6%	24.2%	26.0%

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

As of June 30, 2014, excluding the patron tax liability, we had working capital of $5.2 million compared to working capital of $4.8 million as of September 30, 2013. As much of this current portion of debt is convertible debt, it is anticipated that it will be redeemed with common shares. Because of the large volume of cash we handle, stringent cash controls have been implemented. At June 30, 2014, our cash and cash equivalents were $11.1 million compared to $10.6 million at September 30, 2013.

Our depreciation for the quarter ended June 30, 2014 was $1.4 million compared to $1.2 million for the quarter ended June 30, 2013. Our amortization for the quarter ended June 30, 2014 was $82,000 compared to $92,000 for the quarter ended June 30, 2013.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Nine Months Ended June 30,
	2014	2013
Net income	$6,633	$7,746
Depreciation and amortization	4,438	3,988
Deferred taxes	225	(103)
Stock compensation expense	156	845
Change in operating assets and liabilities	2,050	1,570
Other	296	99
	$13,798	$14,145

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Nine Months Ended June 30,
	2014	2013
Proceeds from sale of marketable securities and other assets	$223	$500
Acquisition of development rights in New York Building	(5,325)	-
Additions to property and equipment	(11,822)	(5,497)
Additions of businesses, net of cash acquired	(500)	(3,645)
	$(17,424)	$(8,642)

Following is a reconciliation of our additions to property and equipment for the nine months ended June 30, 2014 and 2013:

	Nine Months ended
(in thousands)	June 30,
	2014	2013
Acquisition of real estate	$3,103	$15,694
Capital expenditures funded by debt	(4,879)	(13,561)
New capital expenditure in new clubs and purchase of aircraft	12,188	2,448
Maintenance capital expenditures	1,410	916
Total capital expenditures in consolidated statement of cash flows	$11,822	$5,497

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(in thousands)	Nine Months Ended June 30,
	2014	2013
Proceeds from long-term debt	$7,025	$7,000
Purchase of put options and payments on derivative	-	(139)
Payments on long-term debt	(5,899)	(7,219)
Purchase of treasury stock	-	(1,478)
Exercise of stock options	3,126	-
Distribution of minority interests	(162)	(162)
	$4,090	$(1,998)

  The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Nine Months Ended June 30,
	2014	2013
Operating activities	$13,798	$14,145
Investing activities	(17,424)	(8,642)
Financing activities	4,090	(1,998)
Net increase (decrease) in cash	$464	$3,505

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

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase
	2014	(Decrease)	2013
(in thousands)
Sales of alcoholic beverages	$38,300	17.7%	$32,554
Sales of food and merchandise	11,478	31.3%	8,744
Service Revenues	41,112	7.9%	38,089
Other	4,746	-0.9%	4,790
Total Revenues	$95,636	13.6%	$84,177

Net cash provided by operating activities	13,798	-2.5%	14,145
Adjusted EBITDA*	24,200	11.7%	21,652
Long-term debt	82,383	4.8%	78,592

* See definition of adjusted EBITDA above under Results of Operations.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended June 30, 2014, we did not purchase any shares of common stock in the open market. Under the Board's authority, we have $10 million remaining to purchase additional shares as of June 30, 2014.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new clubs after market analysis, (b) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, (e) to develop and open our sports bar and restaurant concepts as our capital and manpower allow, and/or (f) to control the real estate in connection with club operations, although some clubs may be in leased premises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended June 30, 2014, there were no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 6. Exhibits.

Exhibit 31.1 – Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: August 11, 2014	By:/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 11, 2014	By:/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

