Form 10-K
period 2014-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2014-12-15
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-13992

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $95,508,875.

As of December 1, 2014, there were approximately 10,354,616 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties related to our future operational and financial results, competitive factors, the timing of the openings of other units, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

2

PART I

Item 1. Business.

INTRODUCTION

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of December 1, 2014, we operate a total of forty-four establishments that offer live adult entertainment, and/or restaurant and bar operations.   We also intend, through our subsidiaries, to open an additional location in the Spring of 2015.   We have one reportable segment, nightclubs. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

SCHEDULE OF UNITS

Name of Nightclub	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick's Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
Rick's Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick's Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
Rick's Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick's Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick's Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick's Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Jaguar's Club, Beaumont, TX	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Bombshells, Webster, TX	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Austin, TX	2014
Rick's Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014
Bombshells, Fuqua (Houston)	2014
Temptations, Lubbock, TX	2014
Union Square, Fort Worth, TX (1)	2014
Bombshells, Willowbrook (Houston) (2)	2015

(1) Opened in December 2014.

(2) To be opened in Spring 2015.

As noted above, we have the following nightclubs/restaurant under construction or contract:

•	Union Station (formerly Pole Position) opened in December 2014.
•	Bombshells Willowbrook to be opened in Spring 2015.

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

BUSINESS ACTIVITIES—NIGHTCLUBS

Prior to the opening of the first Rick's Cabaret in 1983 in Houston, Texas, the adult entertainment nightclub business was characterized by small establishments generally managed by their owner. Operating policies of these establishments were often lax, the sites were generally dimly lit, standards for performers' personal appearance and personality were not maintained and it was customary for performers to alternate between dancing and waiting tables. The quantity and quality of bar service was low and food was not frequently offered. Music was usually "hard" rock and roll, played at a loud level by a disc jockey. Usually, only cash was accepted. Many businessmen felt uncomfortable in such environments. Recognizing a void in the market for a first-class adult nightclub, we designed Rick's Cabaret to target the more affluent customer by providing a unique quality entertainment environment. In addition we have continued to develop additional brands targeting specific markets and demographics to maximize the business opportunities at these locations. The following summarizes our areas of operation that distinguish us:

Female Entertainers . Our policy is to maintain high standards for both personal appearance and personality for the entertainers and waitresses. Of equal importance is a performer's ability to present herself attractively and to engage in conversation with customers. We prefer that performers who work at our clubs be experienced entertainers. We make a determination as to whether a particular entertainer is suitable based on such factors of appearance, attitude, dress, communication skills and demeanor. At all clubs, except for our Rick’s Minnesota location, the entertainers are independent contractors. We do not schedule their work hours.

Management . We often recruit staff from inside the adult entertainment industry, as well as from large restaurant and club chains, in the belief that management with experience in the sector adds to our ability to grow and attract quality entertainers as well as clientele. Management with experience is able to train new recruits from outside the industry.

Compliance Policies/Employees .. We have a policy of ensuring that our businesses are operated in conformity with local, state and federal laws. We continually monitor the behavior of employees and customers to ensure that proper standards of behavior are observed.

Compliance Policies/Credit Cards . We have in place policies requiring that certain credit card charges must be approved, in writing, by management before any charges are accepted.  Management is trained to review credit card charges to ensure that the only charges approved for payment are for food, drink, merchandise and entertainment.

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

Advertising and Promotion .. Our consumer marketing strategy is to position our brands as premiere entertainment facilities that provide exceptional adult entertainment in a fun, yet discreet, environment. We use a variety of highly targeted methods to reach our customers including hotel publications, local radio, cable television, newspapers, billboards, taxi-cab reader boards, and the Internet, as well as a variety of promotional campaigns. These campaigns ensure that our brand names are kept before the public.

RCI Hospitality Holdings, Inc. has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about Rick's have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for pay-per-view features as well. Business stories about RCI Hospitality Holdings, Inc. have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications. Forbes named RCI Hospitality Holdings, Inc. one of America's 200 Best Small Companies since 2008. RCI Hospitality Holdings, Inc. has been profiled in The Wall Street Journal,  Fortune,  MarketWatch ,  Corporate Board Member, Smart Money,  USA Today,  The New York Daily News and other publications.

NIGHTCLUB LOCATIONS

We currently operate units under the name “Rick's Cabaret” in San Antonio, Austin, Lubbock, Odessa and Fort Worth, Texas (2); Minneapolis, Minnesota; New York, New York; and Indianapolis, Indiana. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own five nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Houston and South Houston, Texas, one that operates as “Cabaret East” in Fort Worth, one that operates as "Cabaret North" in Fort Worth, one that operates as Silver City in Dallas and one that operates as “Downtown Cabaret” in Minneapolis.   We operate “Temptations” clubs in Sulphur, Louisiana, Beaumont, Texas Lubbock, Texas and Fort Worth, Texas.   We operate nine clubs as “Jaguars” in Texas and one in Phoenix, Arizona. We also operate The Black Orchid in Dallas, Texas. We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.   In addition to the adult nightclubs, we currently operate two bar/restaurants in Fort Worth, Texas as Vee Lounge (currently open) and Union Square, with the latter to open in December 2014. We also operate five sports bar/restaurants as “Bombshells” in Dallas, Austin and Houston, Texas with another to open in Houston in the Spring of 2015.

RECENT TRANSACTIONS

See Note M, Acquisitions, of Notes to Consolidated Financial Statements for acquisitions during fiscal years ended September 30, 2014, 2013 and 2012.

BUSINESS ACTIVITIES – MEDIA GROUP

The Media Group, made up of wholly owned subsidiaries, is the leading business communications company serving the multi-billion-dollar adult nightclubs industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry awards shows; and more than 25 industry websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 3,500-plus adult nightclubs in North America, which have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow which marked its 20-Year Anniversary in 2012; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs. Also in the Media Group is Storerotica, founded in 2004, which publishes the bimonthly Storerotica Magazine, the industry trade publication for the multi-billion-dollar erotic apparel and adult novelty retail sales industries. The Media Group produces two nationally recognized industry awards show for the readers of both ED Club Bulletin and Storerotica magazines, and maintains a number of B-to-B and consumer websites for both industries.

COMPETITION

The adult entertainment and the restaurant/bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business"(SOB), there are low barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s Cabaret”, "XTC Cabaret", “Silver City” ,“Club Onyx” “Downtown Cabaret”, “Temptations” and “The Black Orchid” are proprietary.   In the restaurant/bar business, “Bombshells” is also proprietary.   We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. In particular, in Texas the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Previously subject to annual renewal, the TABC recently changed to a renewal every two years, provided we have complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest, which may be made by a law enforcement agency or by the public. In the event of a protest, the TABC may hold a hearing at which time the views of interested parties are expressed. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Rick's has never been the subject of a protest hearing against the renewal of Permits. Minnesota, North Carolina, Indiana, Louisiana, Arizona, Pennsylvania, Florida, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

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

 TRADEMARKS

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”   “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RICK’S”, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET”, “SILVER CITY CABARET”, “THE BLACK ORCHID”, “BOMBSHELLS” and “EXOTIC DANCER” service marks. We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2014, we and our subsidiaries had approximately 1,750 employees, of which approximately 100 are in management positions, including corporate and administrative operations and approximately 1,650 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2014, we had independent contractor relationships with approximately 3,000 entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and during the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95. Under the Board's authority, we have $8.8 million remaining to purchase additional shares as of September 30, 2014.

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

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9, 2012 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.   TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issued a ruling adverse to TEA and in favor of the State.  TEA filed a petition for review to the Texas Supreme Court on July 17, 2014.  The Texas Supreme Court denied TEA’s petition for review on November 21, 2014. On December 8, 2014, TEA notified the Texas Attorney General that TEA intends to file a petition for writ of certiorari with the United States Supreme Court.

The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, based on the court ruling, the Company will continue to accrue and expense the potential tax liability on its financial statements. If the final decision of the courts is ultimately in the Company’s favor, as it believes it will be, then the Company will record a one-time gain of the entire amount previously expensed.

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of September 30, 2014, the Company has approximately $15.5 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $3.1 million, $3.2 million and $3.1 million for the years ended September 30, 2014, 2013 and 2012, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

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

Activities or Conduct at Our Nightclubs May Cause Us to Lose Necessary Business Licenses, Expose Us to Liability, or Result in Adverse Publicity, Which May Increase Our Costs and Divert Management’s Attention from Our Business

We are subject to risks associated with activities or conduct at our nightclubs that are illegal or violate the terms of necessary business licenses. Some of our nightclubs operate under licenses for sexually oriented businesses and are afforded some protection under the First Amendment to the U.S. Constitution. While we believe that the activities at our nightclubs comply with the terms of such licenses, and that the element of our business that constitutes an expression of free speech under the First Amendment to the U.S. Constitution is protected, activities and conduct at our nightclubs may be found to violate the terms of such licenses or be unprotected under the U.S. Constitution. This protection is limited to the expression and not the conduct of an entertainer. An issuing authority may suspend or terminate a license for a nightclub found to have violated the license terms. Illegal activities or conduct at any of our nightclubs may result in negative publicity or litigation. Such consequences may increase our cost of doing business, divert management’s attention from our business and make an investment in our securities unattractive to current and potential investors, thereby lowering our profitability and our stock price.

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

We Incur Significant Costs as a Result of Operating as a Public Company, and Our Management Devotes Substantial Time to New Compliance Initiatives

We will incur significant legal, accounting and other expenses that our competition does not incur. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we have been required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Then, beginning in fiscal 2010, our independent registered public accounting firm has reported on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our Previous Liability Insurer May Be Unable to Provide Coverage to Us and Our Subsidiaries

We and our subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013—we switched to a different insurer on that date.   By order dated November 7, 2013, the Court of Chancery of the State of Delaware declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver.   The order empowered the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.   Further, the order stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.   On April 10, 2014 as a result of a determination that IIC was not able to develop a Rehabilitation Plan to remediate and correct its financial impairment, the Court of Chancery of the State of Delaware found that IIC is insolvent and therefore ordered IIC liquidated. The Receiver in charge of the IIC Liquidation Proceeding has set a January 16, 2015 deadline for filing proof of claims to obtain proceeds from the liquidation to cover the reimbursement of funds paid on premium and on matters previously covered under an IIC policy. The Company will timely file a proof of claim.

Currently, there are multiple civil lawsuits pending or threatened against us and our subsidiaries that we covered by the IIC policy. There is also the potential that other lawsuits of which we currently are unaware could be filed against us for incidents that occurred before October 25, 2013.   There can be no assurances we will have adequate insurance coverage for any of these lawsuits.   It is unknown at this time what effect, if any, this uncertainty will have on the Company.

Limitations on Protection of Service Marks

Our rights to the tradenames "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”   “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987.   "RICK'S AND STARS DESIGN" logo, “RICKS,” "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET,” “SILVER CITY CABARET”, “THE BLACK ORCHID”, “BOMBSHELLS” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps we have taken to protect our Service Marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Our Management Controls a Significant Percentage of Our Current Outstanding Common Stock and Their Interests May Conflict with Those of Our Shareholders

As of December 1, 2014, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 6.38% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties .

Our principal executive office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. This executive office is no longer adequate to meet our needs and we have recently acquired a tract of land nearby where we plan to build a new executive office facility.

Our nightclubs and their locations are summarized in the “Schedule of Clubs” in Item 1, which is incorporated herein by reference. Of these clubs, we own the real estate for 34 and lease the other 12. We also own three other properties, one of which is presently leased to third parties and two which we are seeking tenants. The leases for the properties we lease are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of ten to twenty years with renewal terms of five to twenty years. At September 30, 2014, certain of our owned properties were collateral for mortgage debt amounting to approximately $36.2 million. Also see more information in the following Notes to Consolidated Financial Statements: D. - Property and Equipment, F. - Long-Term Debt and J. - Commitments and Contingencies.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note J, Commitments and Contingencies, of Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol "RICK". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE

	HIGH	LOW

Fiscal Year Ended September 30, 2014

First Quarter	$12.75	$10.05
Second Quarter	$12.10	$10.51
Third Quarter	$11.74	$9.88
Fourth Quarter	$12.05	$10.22

Fiscal Year Ended September 30, 2013

First Quarter	$8.44	$7.69
Second Quarter	$9.12	$7.98
Third Quarter	$8.92	$8.21
Fourth Quarter	$12.65	$8.70

On December 8, 2014, the last sales price for the common stock as reported by NASDAQ was $9.64. On December 1, 2014, there were approximately 689 stockholders of record of our common stock (excluding shares held by shareholders in street name).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.   As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and during the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95. During the year ended September 30, 2013, we also purchased 12,500 shares of common stock from put option holders at prices ranging from $8.12 to $8.63 per share. Under the Board's authority, we have $8.8 million remaining to purchase additional shares as of September 30, 2014.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Jul-14	31	$11.11	31	$9,700
Aug-14	31	$11.43	31	$9,300
Sept-14	39	$11.52	39	$8,800
Total for the three months ended Sept 30, 2014	101		101

(1)	All shares were purchased pursuant to the repurchase plan approved in April 2013, as described above.
(2)	Prices include any commissions and transaction costs.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2014:

(in thousands, except per share data)

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category
Equity compensation plans approved by security holders	10	$8.70	-0-

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan (“the 2010 Plan”) on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2014, there are 10,000 stock options outstanding.

Recent sales of unregistered securities

On July 2, 2014, we granted a total of 96,325 shares of restricted common shares to our Chief Executive Officer of RCIHH and an officer of a subsidiary. The shares will vest on the second anniversary of the grant date if the individuals are still employed by us at that time. The securities sold qualified for exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The sale of securities did not involve a “public offering” based upon the following factors: (i) the sales of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

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

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2012, 2011 and 2010 and for the years ended September 30, 2011 and 2010 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

(in thousands, except per share data)

Year Ended September 30,	2014	2013	2012	2011	2010
Revenue	$129,174	$112,208	$95,220	$83,491	$74,063
Net income	$11,240	$9,191	$7,578	$7,846	$(7,958)
Fully diluted net income per common share	$1.13	$0.96	$0.78	$0.79	$(0.82)
Total assets	$239,142	$223,100	$192,393	$153,377	$148,371
Total RCIHH permanent stockholders' equity	$110,289	$93,781	$84,306	$76,913	$69,939
Total Long-term debt	$70,352	$78,592	$63,528	$35,554	$42,686

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements.
•	Liquidity and Capital Resources — an analysis of cash flows; aggregate contractual obligations and an overview of financial position.

GENERAL INFORMATION

Operations:

1.	Our wholly owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania, Phoenix, Arizona and Indianapolis, Indiana. No sexual contact is permitted at any of these locations.

2.	Our wholly owned subsidiaries own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. We also own an industry trade show, one other industry trade publications and more than 15 industry websites.

3.	Our wholly owned subsidiaries own and operate non-adult nightclubs, sports bars, and restaurants in Houston, Dallas, Austin, Webster, Spring, and Fort Worth, Texas under the brand names Bombshells, Vee Lounge, and Union Square (opening in December 2014).

Our revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, independent contractors' fees, commissions from vending and ATM machines, valet parking and other products and services. Media revenues include the sale of advertising content and revenues from an annual Expo convention. Our fiscal year end is September 30.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2014. The Company recognized intangible asset impairments in the year ended September 30, 2014 related to specific reporting units. See Note O, Impairment of Assets.  The Company did not recognize impairment for the years ended September 30, 2013 and 2012.  All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Income Taxe s. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There are no unrecognized tax benefits to be recorded or disclosed in the notes to the consolidated financial statements.

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

Stock Options

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model.  The critical estimates are volatility, expected life and risk-free rate.

The compensation cost recognized for the years ended September 30, 2014, 2013 and 2012 was $282,305, $847,183 and $314,761, respectively.  There were 369,665, zero and zero stock options exercises for the years ended September 30, 2014 and 2013 and 2012.

OPERATIONS REVIEW

Results of Operations for the Fiscal Year Ended September 30, 2014 as Compared to the Fiscal Year Ended September 30, 2012

For the fiscal year ended September 30, 2014, we had consolidated total revenues of $129.2 million, compared to consolidated total revenues of $112.2 million for the year ended September 30, 2013. This was an increase of $17.0 million or 15.1%. The increase in total revenues was primarily due to revenues generated in our new units acquired in 2014, a full year of revenues from units purchased in 2013 and increases in revenues from certain of our existing units, especially from our Jaguars Odessa, XTC Austin and Dallas and Rick’s New York, San Antonio and Minnesota locations.  Revenues from nightclub operations for same-location same-period increased by 2.8%.

Our operating margin (income (loss) from operations divided by total revenues) was 14.6% for the year ended September 30, 2014 compared to 19.5% for the prior year. The decrease is principally due to the settlements of lawsuits and other one-time costs in 2014.

Our income from operations for our nightclub operations for the same-location-same-period decreased by 2.6%.

Our net income was $11.2 million for the fiscal year ended September 30, 2014 compared to $9.2 million for the previous year. The increase in our net income is explained in the following paragraphs.

Following is a comparison of the Company’s income statement for the years ended September 30, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$51,763	40.1%	$43,189	38.5%
Sales of food and merchandise	15,847	12.3%	12,249	10.9%
Service Revenues	54,666	42.3%	49,974	44.5%
Other	6,898	5.3%	6,796	6.1%
Total Revenues	129,174	100.0%	112,208	100.0%

Cost of Goods Sold	16,426	12.7%	14,152	12.6%
Salaries & Wages	28,183	21.8%	25,145	22.4%
Stock-based Compensation	282	0.2%	847	0.8%
Taxes and permits	20,056	15.5%	17,613	15.7%
Charge card fees	1,790	1.4%	1,482	1.3%
Rent	4,804	3.7%	3,642	3.2%
Legal & professional	3,416	2.6%	2,599	2.3%
Advertising and marketing	5,578	4.3%	4,611	4.1%
Depreciation and amortization	6,316	4.9%	5,337	4.8%
Insurance	3,994	3.1%	2,208	2.0%
Utilities	2,684	2.1%	2,241	2.0%
(Gain) loss on sale of assets and other	279	0.2%	18	0.0%
Impairment of assets	2,294	1.8%	-	0.0%
Settlements of lawsuits and other one-time costs	3,696	2.9%	707	0.6%
Other	10,501	8.1%	9,723	8.7%
Total operating expenses	110,299	85.4%	90,325	80.5%
Income from operations	18,875	14.6%	21,883	19.5%

Interest income	148	0.1%	10	0.0%
Interest expense	(7,357)	-5.8%	(6,538)	-5.8%
Interest expense - loan origination costs	(395)	-0.2%	(539)	-0.5%
Gain on contractual debt reduction	5,642	4.4%	-	0.0%
Income before income taxes	$16,913	13.1%	$14,816	13.2%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media.  Our cost of goods sold for the nightclub operations for the year ended September 30, 2014 was 12.7% of our total revenues from club operations compared to 12.6% for the year ended September 30, 2013. Cost of goods sold for same-location-same-period decreased to 12.1% for the year ended September 30, 2014 compared to 12.3% for the year ended September 30, 2013. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new units in 2014 and 2013. Payroll for same-location-same-period of club operations decreased to $19.2 million for the year ended September 30, 2014 from $19.7 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The decrease in stock-based compensation in 2014 results from the issuance of options in June and July 2012 to employees and Board of Directors.   These options vested after one year and, thus, the cost of these options were principally expensed in the 2013 fiscal year.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in 2014 results principally from the new units acquired.  Patron taxes amounted to $3.1 million and $3.2 million for the years ended September 30, 2014 and 2013, respectively.

Rent increased principally due to increased rents in both of our New York clubs, our Los Angeles club and our restaurants opening in leased locations.

Legal and professional expenses increased principally due to increased activity in the New York labor lawsuit.

Insurance expense increased due to the new units but also due to a general increase in the insurance for our industry and due to our loss history for general liability insurance. Also see Note J, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

Depreciation and amortization increased approximately $1.0 million from the year ended September 30, 2013, due to the new units purchased and opened during 2014 and 2013.

Utilities increased principally due to new units.

See Note O, Impairment of Assets, of Notes to Consolidated Financial Statements for an explanation of the impairment of assets.

Settlement of lawsuits and other on-time costs in 2014 consists principally of settlement of suits relating to the bankruptcy of our general liability insurance carrier, as explained in Note J, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Other expenses increased due to the new units acquired.

See Note P, Gain on Contractual Debt Reduction, of Notes to Consolidated Financial Statements, for an explanation of the $5.6 million contractual debt reduction item.

We added more debt from acquisitions while we paid off debt as we amortize the loans. As of September 30, 2014, the balance of long-term debt was $70.4 million compared to $78.6 million a year earlier.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, patron taxes, pre-opening costs, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements, gain on contractual debt reduction and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, patron taxes, pre-opening costs, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements, gain on contractual debt reduction and acquisition costs, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from earnings before interest, taxes, depreciation and amortization (EBITDA) depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, acquisition costs, litigation and other one-time legal settlements, gain on contractual debt reduction and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of Adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use Adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

The following tables present our non-GAAP measures for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	September 30,
(in thousands)	2014	2013	2012
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$11,240	$9,191	$7,578
Income tax expense	5,916	5,414	4,292
Interest expense and income and gain on derivative	7,752	7,067	4,177
Litigation and other one-time settlements	3,696	707	2,533
Impairment of assets	2,294	-	-
Pre-opening costs	800	660	-
Acquisition costs	124	166	462
Depreciation and amortization	6,316	5,337	4,965
Gain on contractual debt reduction	(5,642)	-	-
Adjusted EBITDA	$32,496	$28,542	$24,007

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income	$11,240	$9,191	$7,578
Patron tax	3,121	3,236	3,019
Amortization of intangibles	336	409	463
(Gain) loss on change in fair value of derivative instruments	-	(1)	(117)
Stock-based compensation	282	847	315
Litigation and other one-time settlements	3,696	707	2,533
Income tax expense	5,916	5,414	4,292
Impairment of assets	2,294	-	-
Pre-opening costs	800	660	-
Acquisition costs	124	166	462
Gain on contractual debt reduction	(5,642)	-	-
Non-GAAP provision for income taxes	(7,660)	(6,924)	(6,381)
Non-GAAP net income	$14,507	$13,705	$12,165

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,637	9,615	9,697
GAAP net income	$1.13	$0.96	$0.78
Patron tax	0.29	0.34	0.31
Amortization of intangibles	0.03	0.04	0.05
(Gain) loss on change in fair value of derivative instruments	-	(0.00)	(0.01)
Stock-based compensation	0.03	0.09	0.03
Litigation and other one-time settlements	0.35	0.07	0.26
Impairment of assets	0.22	-	-
Income tax expense	0.56	0.56	0.44
Pre-opening costs	0.08	0.07	-
Acquisition costs	0.01	0.02	0.05
Gain on contractual debt reduction	(0.53)	-	-
Non-GAAP provision for income taxes	(0.72)	(0.72)	(0.66)
Non-GAAP diluted net income per share	$1.44	$1.43	$1.25

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$18,875	$21,883	$16,513
Patron tax	3,121	3,236	3,019
Amortization of intangibles	336	409	463
Stock-based compensation	282	847	315
Litigation and other one-time settlements	3,696	707	2,533
Impairment of assets	2,294	-	-
Pre-opening costs	800	660	-
Acquisition costs	124	166	462
Non-GAAP operating income	$29,528	$27,908	$23,305

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	14.6%	19.5%	17.3%
Patron tax	2.4%	2.9%	3.2%
Amortization of intangibles	0.3%	0.4%	0.5%
Stock-based compensation	0.2%	0.8%	0.3%
Litigation and other one-time settlements	2.9%	0.6%	2.7%
Impairment of assets	1.8%	-	-
Pre-opening costs	0.6%	0.6%	0.0%
Acquisition costs	0.1%	0.1%	0.5%
Non-GAAP operating margin	22.9%	24.9%	24.5%

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

Following is a comparison of the Company’s income statement for the years ended September 30, 2013 and 2012 with percentages compared to total revenue:

(in thousands)	2013	%	2012	%

Sales of alcoholic beverages	$43,189	38.5%	$38,687	40.6%
Sales of food and merchandise	12,249	10.9%	8,810	9.3%
Service Revenues	49,974	44.5%	41,942	44.0%
Other	6,796	6.1%	5,781	6.1%
Total Revenues	112,208	100.0%	95,220	100.0%

Cost of Goods Sold	14,152	12.6%	12,644	13.3%
Salaries & Wages	25,145	22.4%	20,857	21.9%
Stock-based Compensation	847	0.8%	315	0.3%
Taxes and permits	17,613	15.7%	14,758	15.5%
Charge card fees	1,482	1.3%	1,352	1.4%
Rent	3,642	3.2%	2,872	3.0%
Legal & professional	2,599	2.3%	3,426	3.6%
Advertising and marketing	4,611	4.1%	4,046	4.2%
Depreciation and amortization	5,337	4.8%	4,965	5.2%
Insurance	2,208	2.0%	1,436	1.5%
Utilities	2,241	2.0%	1,749	1.8%
Gain (loss) on sale of assets and other	18	0.0%	332	0.3%
Impairment of assets	-	0.0%	-	0.0%
Settlements of lawsuits and other one-time costs	707	0.6%	2,533	2.7%
Other	9,723	8.7%	7,676	8.1%
Total operating expenses	90,325	80.5%	78,961	82.9%
Income from operations	21,883	19.5%	16,259	17.1%

Interest income	9	0.0%	19	0.0%
Interest expense	(6,538)	-5.8%	(4,003)	-4.2%
Interest expense - loan origination costs	(539)	-0.5%	(310)	-0.3%
Gain (loss) on change in fair value of derivative instruments	1	0.0%	117	0.1%

Income from continuing operations before income taxes	$14,816	13.2%	$12,082	12.7%

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

The increase in stock-based compensation in 2013 results from the issuance of options in June and July 2012 to employees and Board of Directors.   These options vested after one year and, thus, the cost of these options were principally expensed in the 2013 fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs. Refer to the heading “Cash Flows from Investing Activities” below.

As of September 30, 2014, excluding the Patron Tax liability, we had a working capital deficit of $0.4 million compared to working capital of $4.8 million as of September 30, 2013. The decrease is principally due to the cash utilized for investing activities. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2014, our cash and cash equivalents were $10.0 million compared to $10.7 million at September 30, 2013.

Our depreciation for the year ended September 30, 2014 was $6.0 million compared to $4.9 million for the year ended September 30, 2013. Our amortization for the year ended September 30, 2014 was $336,000 compared to $409,000 for the year ended September 30, 2013.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Year Ended September 30,
	2014	2013	2012
Net income	$10,997	$9,402	$7,790
Depreciation and amortization	6,316	5,337	4,965
Deferred taxes	937	261	1,855
Stock compensation expense	282	847	315
Contractual debt reduction	(5,642)	-	-
Impairment of assets	2,294	-	-
Change in operating assets and liabilities	4,900	2,231	3,088
Other	351	282	409
	$20,435	$18,360	$18,422

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Year Ended September 30,
	2014	2013	2012
Net activities in marketable securities and other assets	$438	$40	$745
Acquisition of development rights in New York Building	(5,325)	-	-
Additions to property and equipment	(16,034)	(9,675)	(6,898)
Additions of businesses, net of cash acquired	(500)	(1,790)	(4,882)
	$(21,421)	$(11,425)	$(11,035)

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2014, 2013 and 2012:

(in thousands)	Year Ended September 30,
	2014	2013	2012
Acquisition of real estate	$3,348	$16,911	$6,154
Capital expenditures funded by debt	(4,879)	6,437	(6,236)
New capital expenditure in new clubs and purchase of aircraft	15,864	(14,880)	4,632
Maintenance capital expenditures	1,701	1,207	2,348
Total capital expenditures in consolidated statement of cash flows	$16,034	$9,675	$6,898

Cash Flows from Financing Activities

(in thousands)	Year Ended September 30,
	2014	2013	2012
Proceeds from long-term debt	$7,025	$9,498	$-
Purchase of put options and payments on derivative	-	(138)	(1,895)
Payments on long-term debt	(8,473)	(9,341)	(8,406)
Purchase of treasury stock	(1,150)	(1,623)	(2,092)
Exercise of stock options and warrants	3,126	-	1,040
Distribution of minority interests	(216)	(216)	(215)
	$312	$(1,820)	(11,568)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Year Ended September 30,
	2014	2013	2012
Operating activities	$20,435	$18,360	$18,422
Investing activities	(21,421)	(11,425)	(11,035)
Financing activities	312	(1,820)	(11,568)
Net increase (decrease) in cash	$(674)	$5,115	$(4,181)

We require capital principally for the acquisition of new units, renovation of older units and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program.

Debt Financing:

See Note F, Long-term Debt, of Notes to Consolidated Financial Statements for detail regarding our long-term debt activity.

Contractual obligations and commitments :

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2014.

	Payments Due by Period
(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$70,352	$12,315	$9,864	$13,492	$8,358	$7,531	$18,792
Interest payments	18,907	5,615	4,589	3,466	2,475	1,812	950
Operating leases	34,062	3,999	3,912	3,684	3,306	2,154	17,007

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

The following table presents a summary of such indicators:

		Increase		Increase
	2014	(Decrease)	2013	(Decrease)	2012

Sales of alcoholic beverages	$51,763	19.9%	$43,189	11.6%	$38,687
Sales of food and merchandise	15,847	29.4%	12,249	39.0%	8,810
Service Revenues	54,666	9.4%	49,974	19.2%	41,942
Other	6,898	1.5%	6,796	17.6%	5,781
Total Revenues	129,174	15.1%	112,208	17.8%	95,220
Net cash provided by operating activities	$20,435	11.3%	$18,360	-0.3%	$18,422
Adjusted EBITDA	$32,348	5.3%	$28,542	18.9%	$24,007
Long-term debt	$70,352	-10.9%	$78,592	23.7%	$63,528

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market.   As of April, 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and during the fiscal year ended September 30, 2013, we purchased 179,955 shares of common stock in the open market at prices ranging from $7.84 to $8.95. Under the Board's authority, we have $8.8 million remaining to purchase additional shares.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (a) to open new units after market analysis, (b) to acquire existing units in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, (c) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (d) to develop new club concepts that are consistent with our management and marketing skills, and/or (e) to acquire real estate in connection with club operations, although some units may be in leased premises.

Additionally, we believe that our bar/restaurants can also grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for bar/restaurant locations that are consistent with our income targets.

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $18.5 million and $4.3 million and net income before taxes of approximately $2.9 million and $620,000 for fiscal years 2013 and 2012, respectively. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition (see Note M, Long-term Debt, of Notes to Consolidated Financial Statements) which was closed on October 16, 2012.

During fiscal 2013, in addition to the real estate explained in the previous paragraph, we have acquired an existing licensed location for $3,000,000 ($1.5 million in cash and the balance in promissory notes). This location was being remodeled and opened in 2013. We also acquired the remaining 50% of an unopened club for $863,000 of common stock in May 2013. We also acquired another club for $300,000 in cash. We previously had acquired the real estate for this location. We also opened two bar/restaurants in 2013.

During fiscal 2014, we acquired 49% of an adult club, including the building in which it operates, for $500,000. We also opened two more bar/restaurants in fiscal 2014 and opened another in November 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are debt instruments with variable interest rates, aggregating $6.7 million at September 30, 2014.   The notes bear interest at 2% above prime with a floor of 7.5%.   Thus, the floor rate for our debt is 2.25% in excess of the applicable “floating rate”.   If the prime rate were to rise, the effect on our statement of income would be $69,000, before taxes, for each 1% rise above a prime rate of 5.5%.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on Page 31.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.)

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.) and subsidiaries (the “Company”), as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income,  changes in permanent stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 15, 2014, expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.)

We have audited RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.) and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income,  changes in permanent stockholders’ equity and cash flows of the Company, and our report dated December 15, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

December 15, 2014

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,964	$10,638
Accounts receivable:
Trade, net	1,060	1,382
Other, net	685	327
Marketable securities	596	555
Inventories	1,879	1,472
Deferred tax asset	5,378	4,618
Prepaid expenses and other current assets	3,789	1,668
Total current assets	23,351	20,660

Property and equipment, net	113,962	98,629

Other assets:
Goodwill	43,374	43,987
Indefinite lived intangibles, net	53,968	54,966
Definite lived intangibles, net	675	1,065
Other	3,812	3,793
Total other assets	101,829	103,811

Total assets	$239,142	$223,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,198	$1,816
Accrued liabilities	9,195	5,232
Texas patron tax liability	15,486	13,035
Current portion of long-term debt	12,315	8,830
Total current liabilities	39,194	28,913

Deferred tax liability	27,688	26,354
Other long-term liabilities	924	956
Long-term debt	58,037	69,762
Total liabilities	125,843	125,985

Commitments and contingencies

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,067 and 9,504 shares issued and outstanding, respectively	101	95
Additional paid-in capital	66,727	61,506
Accumulated other comprehensive income	91	50
Retained earnings	43,370	32,130
Total RCIHH permanent stockholders’ equity	110,289	93,781
Noncontrolling interests	3,010	3,334
Total permanent stockholders’ equity	113,299	97,115

Total liabilities and stockholders’ equity	$239,142	$223,100

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
(in thousands, except per share data)	2014	2013	2012

Revenues:
Sales of alcoholic beverages	$51,763	$43,189	$38,687
Sales of food and merchandise	15,847	12,249	8,810
Service revenues	54,666	49,974	41,942
Other	6,898	6,796	5,781
Total revenues	129,174	112,208	95,220

Operating expenses:
Cost of goods sold	16,426	14,152	12,644
Salaries and wages	28,183	25,145	20,857
Stock-based compensation	282	847	315
Other general and administrative:
Taxes and permits	20,056	17,613	14,758
Charge card fees	1,790	1,482	1,352
Rent	4,804	3,642	2,872
Legal and professional	3,416	2,599	3,426
Advertising and marketing	5,578	4,611	4,046
Depreciation and amortization	6,316	5,337	4,965
Insurance	3,994	2,208	1,436
Utilities	2,684	2,241	1,749
Loss on sale of property and other	279	18	332
Impairment of assets	2,294	-	-
Settlement of lawsuits and other one-time costs	3,696	707	2,533
Other	10,501	9,723	7,676
Total operating expenses	110,299	90,325	78,961
Income from operations	18,875	21,883	16,259

Other income (expense):
Interest income	148	9	19
Interest expense	(7,357)	(6,538)	(4,003)
Interest expense – loan origination costs	(395)	(539)	(310)
Gain on change in fair value of derivative instruments	-	1	117
Gain on contractual debt reduction	5,642	-	-
Income before income taxes	16,913	14,816	12,082
Income taxes	5,916	5,414	4,292
Net income	10,997	9,402	7,790
(Net income) loss attributable to noncontrolling interests	243	(211)	(212)
Net income attributable to RCI Hospitality Holdings, Inc.	$11,240	$9,191	$7,578

Basic earnings per share attributable to RCIHH shareholders:
Net income	$1.15	$0.97	$0.78
Diluted earnings per share attributable to RCIHH shareholders:
Net income	$1.13	$0.96	$0.78

Weighted average number of common shares outstanding:
Basic	9,816	9,518	9,691
Diluted	10,637	9,615	9,697

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in thousands, except per share data)	2014	2013	2012

Net income	$10,997	$9,402	$7,790
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	41	(9)	49
Comprehensive income	11,038	9,393	7,839
Less net (income) loss attributable to noncontrolling interests	243	(211)	(212)
Comprehensive income to common stockholders	$11,281	$9,182	$7,627

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT STOCKHOLDERS' EQUITY

Years Ended September 30, 2014, 2013 and 2012

(in thousands)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock			Total
	Number		Paid-In	Comprehensive	Retained	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Income (Loss)	Earnings	of Shares	Amount	Interests	Equity

Balance at September 30, 2011	9,604	$96	$61,446	$10	$15,361	-	$-	$3,342	$80,255
Change in temporary equity	-	-	503	-	-	-	-	-	503
Purchase of treasury shares	-	-	-	-	-	262	(2,092)	-	(2,092)
Cancelled treasury shares	(140)	(1)	(2,091)	-	-	(262)	2,092	-	-
Stock-based compensation	-	-	315	-	-	-	-		315
Warrants exercised	120	1	1,039	-	-	-	-		1,040
Payments to noncontrolling interests	-	-	-	-	-	-	-	(215)	(215)
Change in marketable securities	-	-	-	49	-	-	-	-	49
Net income	-	-	-	-	7,578	-	-	212	7,790

Balance at September 30, 2012	9,584	96	61,212	59	22,939	-	-	3,339	87,645
Change in temporary equity	-	-	73	-	-	-	-	-	73
Purchase of treasury shares	-	-	-	-	-	192	(1,623)	-	(1,623)
Cancelled treasury shares	(180)	(2)	(1,621)	-	-	(192)	1,623	-	-
Stock-based compensation	-	-	847	-	-	-	-	-	847
Stock issued in business combination	100	1	862	-	-	-	-	-	863
Beneficial debt conversion feature	-	-	33	-	-	-	-	-	33
Issuance of warrants	-	-	100	-	-	-	-	-	100
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	(9)	-	-	-	-	(9)
Net income	-	-	-	-	9,191	-	-	211	9,402

Balance at September 30, 2013	9,504	95	61,506	50	32,130	-	-	3,334	97,115
Purchase of treasury shares	-	-	-	-	-	101	(1,150)	-	(1,150)
Cancelled treasury shares	(101)	(1)	(1,149)	-	-	(101)	1,150	-	-
Stock options exercised	370	4	3,122	-	-	-	-	-	3,126
Common stock issued for debt and interest	294	3	2,966	-	-	-	-	-	2,969
Stock-based compensation and issuance of warrants for services	-	-	282	-	-	-	-	-	282
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Noncontrolling interests at acquisition of business	-	-	-	-	-	-	-	135	135
Change in marketable securities	-	-	-	41	-	-	-	-	41
Net income (loss)	-	-	-	-	11,240	-	-	(243)	10,997

Balance at September 30, 2014	10,067	$101	$66,727	$91	$43,370	-	$-	$3,010	$113,299

See accompanying notes to consolidated financial statements.

 RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,997	$9,402	$7,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,316	5,337	4,965
Deferred taxes	937	261	1,855
Loss on sale of property and other	279	18	332
Gain on contractual debt reduction	(5,642)	-	-
Impairment of assets	2,294	-	-
Amortization of note discount	76	157	145
(Gain) loss on change in fair value of derivative instruments	-	(1)	(117)
Amortization of beneficial conversion	11	2	-
Deferred rents	(15)	106	49
Stock compensation expense	282	847	315
Changes in operating assets and liabilities:
Accounts receivable	(36)	331	(80)
Inventories	(407)	(195)	(34)
Prepaid expenses and other assets	(2,256)	(1,945)	(1,228)
Accounts payable and accrued liabilities	7,599	4,040	4,430
Net cash provided by operating activities	20,435	18,360	18,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	438	140	1,245
Purchase of investments	-	(600)	(500)
Proceeds from sale marketable securities		500	-
Acquisition of development rights in New York building	(5,325)	-	-
Additions to property and equipment	(16,034)	(9,675)	(6,898)
Acquisition of businesses, net of cash acquired	(500)	(1,790)	(4,882)
Net cash used in investing activities	(21,421)	(11,425)	(11,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	7,025	9,498	-
Warrants exercised	-	-	1,040
Purchase of put options and payments on derivative instrument	-	(138)	(1,895)
Exercise of stock options	3,126	-	-
Payments on long-term debt	(8,473)	(9,341)	(8,406)
Purchase of treasury stock	(1,150)	(1,623)	(2,092)
Distribution to noncontrolling interests	(216)	(216)	(215)
Cash provided by (used in) financing activities of continuing operations	312	(1,820)	(11,568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(674)	5,115	(4,181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,638	5,523	9,704
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,964	$10,638	$5,523
CASH PAID DURING PERIOD FOR:
Interest	$7,315	$6,559	$3,832
Income taxes	$3,953	$4,933	$2,569

Non-cash transactions:

	Years Ended September 30,
(in thousands)	2014	2013	2012
Issue of shares of common stock for debt and interest
Number of shares	294	-	-
Value of shares	$2,969	$-	$-
Issue of detachable warrants in conjunction with debt (classified as discount on debt with offset to additional paid-in capital)
Number of shares	-	-	-
Value of warrants	$-	$100	$-
Debt incurred with seller in connection with acquiring businesses and other assets	$4,879	$14,880	$36,236
Reduction of debt in sale of aircraft and property	$3,128	$-	$-
Unrealized gain (loss) on marketable securities	$41	$(9)	$49
Beneficial debt conversion feature on convertible debt	$-	$33	$-
Issue of shares of common stock for acquiring a business
Number of shares	-	100	-
Value of shares	$-	$863	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

A.	Nature of Business

RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.) (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, Phoenix, Arizona, Sulphur, Louisiana and Indianapolis, Indiana. The Company also owns and operates a media division. The Company’s corporate offices are located in Houston, Texas.

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed to RCI Hospitality Holdings, Inc.

B.	Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

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

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2014. The Company recognized intangible asset impairments in the year ended September 30, 2014 related to specific reporting units. See Note P, Impairment of Assets.  The Company did not recognize impairment for the years ended September 30, 2013 and 2012.  All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes receivable and short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock, including stock put options, in accordance with the provisions of FASB ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity .  Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of Income.  The first instrument for

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

B.	Summary of Significant Accounting Policies - continued

derivative accounting occurred in the quarter ended June 30, 2009 when the Company renegotiated the payback terms of certain put options and agreed to pledge as collateral to certain holders a second lien on certain property.

The fair value of the derivative liabilities when the securities became derivatives were estimated to be $ 3.8 million using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	73%
Expected life	3.42 years
Expected dividend yield	-
Risk free rate	1.34%

The related put options were recognized in temporary equity in the amount of $ 5.2 million at the time they were issued.  The difference between that amount and the value of the derivative of $ 3.8 million, amounting to $ 1.4 million, was included in additional paid-in capital. The fair value of the derivative liabilities as of September 30, 2012 were estimated to be $ 75,000, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	32%
Expected life	.17 year
Expected dividend yield	-
Risk free rate	0.06%

We finished liquidating these put options during the quarter ended March 31, 2013. The gain for the years ended September 30, 2013 and 2012 recognized in earnings amounted to $ 1,489 and, $116,520, respectively.

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

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal amount in taxes and permits expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $10.3 million, $ 8.5 million and $ 6.8 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of Income.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

B.	Summary of Significant Accounting Policies - continued

Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Income Taxes - continued

US GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Accounting for Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method and carried at cost and are adjusted for the Company's proportionate share of their undistributed earnings or losses. Investments in Companies in which the Company owns less than a 20% interest are accounted for at cost and reviewed for any impairment.  The 40% investment in one company at September 30, 2012 was recorded in other assets and was a nominal amount. The remaining 40% was sold during the year ended September 30, 2013. During the year ended September 30, 2012, the Company also acquired a 50% investment in a nightclub for $ 600,000, which was not yet open at September 30, 2012. This investment was also recorded in other assets at September 30, 2012. During the year ended September 30, 2013, the Company acquired the remaining 50% of this operation and is now consolidated – see Note M, Acquisitions. Also during the year ended September 30, 2013, the Company acquired approximately 12% of another entity for $600,000. This amount was included in other assets as of September 30, 2013. This investment was increased to 15% during the year ended September 30, 2014 and to 51% in October 2014, at which time the subsidiary became part of the consolidated group.

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

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

B.	Summary of Significant Accounting Policies – continued

Earnings Per Common Share - continued

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:

(in thousands, except per share data)	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2014	2013	2012
Basic earnings per share:
Net income attributable to RCIHH shareholders	$11,240	$9,191	$7,578
Average number of common shares outstanding	9,816	9,518	9,691
Basic earnings per share	$1.15	$0.97	$0.78
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$11,240	$9,191	$7,578
Adjustment. to net earnings from assumed conversion of debentures (1)	821	57	-
Adjusted net income attributable to RCIHH shareholders	$12,061	$9,248	$7,578
Average number of common shares outstanding:
Common shares outstanding	9,816	9,518	9,691
Potential dilutive shares resulting from exercise of warrants and options (2)	9	4	6
Potential dilutive shares resulting from conversion of debentures (1)	812	93	-
Total average number of common shares outstanding used for dilution	10,637	9,615	9,697
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$1.13	$0.96	$0.78

*EPS may not foot due to rounding.

Additional shares for options, warrants and debentures amounting to 234,189, 821,440 and 1,122 for the year ended September 30, 2014, 2013 and 2012 were not considered since they would be antidilutive.

(1)  Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2)  All outstanding warrants and options were considered for the EPS computation.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2014, 2013 and 2012 totaling $9,277, $7,790 and $3,521, respectively, were convertible into common stock at prices ranging from $10.00 to $12.50 in each year. Convertible debentures amounting to $9,277 and $1,444 were dilutive in 2014 and 2013, respectively.

Stock Options

At September 30, 2014, the Company has stock options outstanding, which are described more fully in Note I, Stock Options.   The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model.  The critical estimates are volatility, expected life and risk-free rate. The compensation cost recognized for the year ended September 30, 2014, 2013 and 2012 was $282,305, $847,183 and $314,761, respectively. There were 369,665, zero and zero stock option exercises for the years ended September 30, 2014, 2013 and 2012, respectively.

Discontinued Operations

In prior consolidated financial statements, the Company has disclosed certain discontinued operations – nightclubs that the Company has closed or sold. Those discontinued operations have now become immaterial; therefore, the Company has eliminated the disclosure in the accompanying consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

B.	Summary of Significant Accounting Policies - continued

Fair Value Accounting

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of September 30, 2014, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$91	$596

In accordance with ASC Topic 320, Investments — Debt and Equity Securities , we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the year ended September 30, 2014.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
September 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$596	$596	$-	$-

(in thousands)	Carrying
September 30, 2013	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

B.	Summary of Significant Accounting Policies - continued

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of UAS 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in fiscal year 2018.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

D.	Property and Equipment

Property and equipment consisted of the following:

(in thousands, except per share data)	September 30,
	2014	2013
Buildings and land	$87,818	$79,185
Leasehold improvements	25,428	18,410
Furniture	7,277	6,159
Equipment	24,113	20,582
Total property and equipment	144,636	124,336
Less accumulated depreciation	(30,674)	(25,707)

Property and equipment, net	$113,962	$98,629

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)
		September 30,
		2014	2013
Indefinite useful lives:
Goodwill		$43,374	$43,987
Licenses		53,968	54,966
	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	158	168
Unamortized non-compete agreements	5 years	517	897

Total goodwill and intangible assets		$98,017	$100,018

(in thousands)	2014		2013
	Licenses	Goodwill	Licenses	Goodwill
Beginning balance	$54,966	$43,987	$50,608	$43,421
Intangibles acquired	265	-	4,358	997
Impairment	(1,263)	(613)	-	-
Other	-	-	-	(431)
Ending balance	$53,968	$43,374	$54,966	$43,987

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2014 is (in thousands): 2015 - $250, 2016 - $196, 2017 - $101, 2018 - $10, 2019 - $10 and thereafter - $108.

Goodwill and indefinite lived intangible assets consist of sexually oriented business licenses or goodwill, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  The Company impaired two reporting units during the year ended September 30, 2014 in the aggregate amount of $2,294,000, including impairment of all assets (Note O, Impairment of Assets). There was no impairment for the years ended September 30, 2013 and 2012.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

F.	Long-term Debt

Long-term debt consisted of:

		September 30,
(in thousands)		2014	2013

Notes payable at 10-11%, mature August 2015 and July 2022	*	$2,193	$2,381
Notes payable at 9.6%, mature December 2014	*	2,140	2,257
Note payable at 7%, matures December 2019	*	201	232
Note payable at 7.25%, matures May 2016	*	564	880
Notes payable at 14%, mature September 30, 2020, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.	**	1,910	5,284
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2014), matures April 2017	*	3,021	3,142
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2014), matures June 2017	*	3,633	3,775
Note payable at 8%, matures January 2022	*	2,605	2,893
Notes payable at 5.5%, matures January 2023		1,388	1,456
Notes payable at 5.5%, matures January 2023	*	6,013	6,310
8.15% note payable secured by aircraft, matures February 2017		-	2,571
Note payable refinanced at 6.25%, matures July 2018	*	1,423	1,512
Note payable at 6.3%, matures June 2030, collateralized by aircraft		457	970
Notes payable at 4.75%-7.25%, mature December 2014 and September 2019	*	492	955
10% convertible debentures		2,647	4,991
Note payable at 9.5%, matures August 2024	**	14,093	20,967
Notes payable at 9.5%, mature September 2024	*	8,762	9,267
6% convertible debentures, mature March 2023	**	1,328	1,444
Note payable at 13%, matures March 2016	**	4,000	1,500
Notes payable at 5-7%, mature from 2018 to 2028	*	2,730	2,555
Note payable at 11%, matures June 2018	*	2,500	2,500
Convertible note payable from a related party at 10%, matures August 1, 2014		750	750
10% convertible debentures		4,001	-
7.45% note payable collateralized by aircraft, matures 2019		3,501	-
Total debt		70,352	78,592
Less current portion		12,315	8,830

Total long-term debt		$58,037	$69,762

* Collateralized by real estate

** Collateralized by stock in subsidiary

Following is a summary of long-term debt at September 30:
(in thousands)
	2014	2013
Secured by real estate	$36,277	$38,659
Secured by stock in subsidiary	21,331	29,195
Secured by other assets	3,958	3,541
Unsecured	8,786	7,197
	$70,352	$78,592

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

F.	Long-term Debt – continued

On April 29, 2009, the Company entered into a modification to two secured promissory notes whereby the due date for the $ 5 million of principal due and payable by the Company under each note was extended by two years from November 2010 to November 2012.  All other terms and conditions of the promissory notes remain the same.  The Company paid a total of $150,000 to the holders of the notes as consideration for their agreement to extend the notes for two years through November 2012.  The $150,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.

On September 30, 2010, the two secured promissory notes were modified again.  Under the modified terms the promissory notes become 10 year amortized facilities that provides for equal monthly payments of $77,633 each and will be fully paid on September 30, 2020, rather than a balloon payment for the entire amount that would have been due on November 30, 2012.  Interest on the modified note remains at 14 percent.  The Company paid each holder $ 50 ,000 as consideration for entering into the extension. The $ 100,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes.  The Company accounted for this transaction in accordance with FASB ASC 470, Debt.

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $ 6 million, which was paid $ 1.6 million in cash and $ 4.4 million through the issuance of a promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually . The note is payable in monthly installments of $ 34,999 until June 2017.

In connection with the acquisition of Joy Club of Austin (now Rick’s Cabaret) in December 2009 (Note M, Acquisitions), the Company assumed and entered into certain notes payable aggregating $ 2.5 million.  These notes bear interest at rates ranging from 4.75 % to 7.25 % and are payable in monthly installments aggregating $42,461, including interest.  The notes mature in December 2014 and September 2019.

In April 2010, the Company acquired the real estate for the club in Austin, Texas formerly known as Rick’s Cabaret.  In connection with the purchase, the Company executed a note to the seller amounting to $ 2.2 million. The note was collateralized by the real estate and was payable in monthly installments through April 2025 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%. As of September 30, 2012, the effective rate was 7%. The Company refinanced this debt in 2013 with a note of $ 1.5 million, payable in monthly installments of $ 15,090 through July 2018, including principal and interest at 6.25%.

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bears interest at 6.30% with monthly principal and interest payments of $ 3,803 beginning July 2010. The note matures in June 2030.

On June 25, 2010, the Company completed the sale of an aggregate of approximately $ 9.2 million in 10% Convertible Debentures (the “2010 Debentures”) to certain accredited investors (the “2010 Holders”).  The 2010 Debentures bore interest at the rate of 10% per annum and matured and were paid on June 25, 2013.  The 2010 Debenture were payable with one initial payment of interest only due December 26, 2010, and, thereafter in ten equal quarterly principal payments of $ 920,000 plus accrued interest thereon.  At the option of the 2010 Holders, the principal amount of the 2010 Debentures and the accrued but unpaid interest thereon could be converted into shares of the Company’s common stock at $ 10.25 per share.   The 2010 Debentures were redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.47 per share.   Considering the cost of the associated warrants and issue costs explained below, the effective interest rate on the 2010 Debentures was 13.1%.

In connection with the sale of the 2010 Debentures in June 2010, the Company also issued an aggregate of 179,513 warrants (the “Warrants”) to the 2010 Holders, on a pro-rata basis.  The Company issued each Holder a number of Warrants equal to 20 % of the number of shares of common stock into which each Holder’s 2010 Debenture is convertible.  The Warrants had an exercise price of $ 10.25 and expired on June 25, 2013.  The Warrants provided that the Company had the right to require exercise of the Warrants if the closing price of the Company’s common stock for 20 consecutive trading days was at least $14.35.

The conversion price for the 2010 Convertible Debentures was determined by negotiation with the creditors. The $ 10.25 conversion price was in excess of the market price at date of issuance of $ 8.73. The beneficial conversion was calculated by comparing the “effective conversion price” of the debenture to the actual stock price at the transaction date. The “effective conversion price” was calculated by dividing the fair value of the debt, after deducting the fair value of the debt discount due to the issuance of warrants with the debt in the amount of $ 462,724, by the convertible shares. The resulting $ 9.74 was above the stock price at the transaction date; therefore, there was no beneficial conversion feature.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

F.	Long-term Debt – continued

The fair value of the warrants was estimated to be $ 434,571using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	68%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	1.18%

The cost of the warrants has been recognized as a discount on the related debt and was amortized to interest expense over the life of the debt.

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

In August 2011, the Company borrowed $750,000 from an employee. The note bears interest at the rate of 10% per annum and matured on August 1, 2014.  The note was payable with one initial payment of interest only due January 1, 2012, and, thereafter in ten interest-only quarterly payments. The principal was payable on August 1, 2014. The note was extended in 2014 under the same terms until maturity in January 2016.  At the option of the holder, the principal amount of the note and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $ 10.00 per share.  The note is redeemable by the Company after six months at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.00 per share.

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $ 2,000,000 cash and $ 3,500,000 in the form of an 8 % promissory note that is payable over 10 years at $ 42,465 per month including interest. The Fort Worth property represents the land for Cabaret East, one of our clubs, and the Dallas property represents the land at another gentlemen’s club. This transaction closed on January 13, 2012.

In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $ 1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61 st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $ 6.5 million. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%.

In February 2012, the Company borrowed $ 2.7 million from a lender. The funds were used to purchase an aircraft. The debt bore interest at 8.15 % with monthly principal and interest payments of $ 26,386 beginning March 2012. The aircraft was sold and the debt retired in July 2014.

As consideration for the purchase of the Foster Clubs (Note M, Acquisitions), a subsidiary paid to the sellers at closing $ 3,500,000 cash and $ 22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments of $ 256,602 per month and is secured by the assets purchased from the Companies.

The Company acquired a second adult business in midtown Manhattan in March 2013. The Company paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of Rick’s Cabaret common stock at a conversion price of $ 10.25. The notes are payable over ten years at $16,653 per month, including principal and interest and have a 6% interest rate.

In connection with the acquisition of the Foster Clubs, as explained above, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $ 10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

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

The cost of the warrants has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt.

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

During the year ended September 30, 2013, the Company acquired four parcels of real estate at a cost aggregating $3,230,000 and incurred debt aggregating $2,600,000 in connection therewith. The notes bear interest at rates ranging from 5 - 7% and are payable $25,660 monthly, including principal and interest. The notes mature from 2018 to 2028.

 On August 24, 2013, we sold to an investor (i) a 10 % Convertible Debenture with a principal amount of $2,500,000 (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 48,780 shares of our common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.25 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due February 28, 2014, and thereafter, the principal amount is payable in six equal quarterly principal payments of $250,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.25 per share (subject to adjustment) and expires on August 28, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, we have the right to require exercise of the Warrant if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. We sold the Debenture and Warrant to the investor in a private transaction and received consideration of $2,500,000.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

F.	Long-term Debt – continued

The fair value of the warrants was estimated to be $61,735 using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	26%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.38%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt.

The Debenture also had a beneficial conversion feature, valued at $32,467, which has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt.

The proceeds from the sale of the Debenture and Warrants in August 2013 are intended to be utilized to make future acquisitions, and may be utilized for working capital and general corporate purposes.

An adviser to the Company received compensation in the amount of $150,000, which was capitalized as loan origination cost and will be amortized to interest expense over the life of the debt, in connection with advising the Company regarding the debt.

On October 15, 2013, the Company sold to certain investors (i) 9% Convertible Debentures with an aggregate principal amount of $4,525,000 (the “Debentures”), under the terms and conditions set forth in the Debentures, and (ii) warrants to purchase a total of 72,400 shares of the Company’s common stock (the “Warrants”), under the terms and conditions set forth in the Warrants. Each of the Debentures has a term of three years, is convertible into shares of our common stock at a conversion price of $ 12.50 per share (subject to adjustment), and has an annual interest rate of 9%, with one initial payment of interest only due April 15, 2014. Thereafter, the principal amount is payable in 10 equal quarterly principal payments, which amounts to a total of $452,500, plus accrued and unpaid interest. Six months after the issue date of the Debentures, we have the right to redeem the Debentures if the Company’s common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Warrants have an exercise price of $12.50 per share (subject to adjustment) and expire on October 15, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrants, we have the right to require exercise of the Warrants if our common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debentures and Warrants to the investors in a private transaction and received consideration of $4,525,000. An adviser to the Company received compensation in the amount of $271,500 in connection with advising the Company regarding the sale of the Debentures and Warrants.

The fair value of the warrants was estimated to be $105,318 using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	28%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.33%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt.

In December 2013, the Company borrowed $3.6 million from a lender. The funds were used to purchase an aircraft. The debt bears interest at 7.45% with monthly principal and interest payments of $40,653 beginning March 2014. The note matures in January 2019.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

F.	Long-term Debt – continued

Future maturities of long-term debt consist of the following, net of debt discount: (in thousands)

2015	$12,315
2016	9,864
2017	13,492
2018	8,358
2019	7,531
Thereafter	18,792
Total maturities of long-term debt, net of debt discount	$70,352

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2014	2013	2012
Current	$4,979	$5,153	$2,437
Deferred	937	261	1,855
Total income tax expense	$5,916	$5,414	$4,292

Income tax expense on continuing operations differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34 % to earnings before income taxes for the years ended September 30 as a result of the following:

(in thousands)	2014	2013	2012
Computed expected tax expense	$5,750	$5,037	$4,108
State income taxes, net of federal benefit	242	146	140
Stock-based compensation and other permanent differences	(76)	231	44
Total income tax expense	$5,916	$5,414	$4,292

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 were as follows:

(in thousands)	2014	2013
Deferred tax assets (liabilities):
Definite and indefinite lived intangibles	$(16,447)	$(16,481)
Property and equipment	(9,141)	(9,873)
Patron tax	5,209	4,351
Other	(1,931)	267
Net deferred tax liabilities	$(22,310)	$(21,736)

The net deferred taxes are recorded in the balance sheets as follows:

	2014	2013
Current assets	$5,378	$4,618
Long-term liabilities	(27,688)	(26,354)
Net deferred tax liabilities	$(22,310)	$(21,736)

Included in the Company’s deferred tax liabilities at September 30, 2014 is approximately $ 17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

G.	Income Taxes - continued

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2014, 2013 and 2012, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination. The Company’s income tax returns for the years ended September 30, 2012 and 2011 are currently under examination.

H.	Put Options and Temporary Equity

As part of certain of the Company’s 2008 acquisition transactions, we entered into Lock-Up/Leak-Out Agreements with the sellers pursuant to which, on or after a contractual period after the closing date, the seller had the right, but not the obligation, to have the Company purchase from seller a certain number of our shares of common stock issued in the transactions in an amount and at a rate of not more than a contractual number of the shares per month (the “Monthly Shares”) calculated at a price per share equal to a contractual value per share (“Value of the Rick’s Shares”). At our election during any given month, we could either buy the Monthly Shares or, if we elected not to buy the Monthly Shares from the seller, then the seller could sell the Monthly Shares in the open market. Any deficiency between the amount which the seller received from the sale of the Monthly Shares and the value of the shares could be paid by us within three (3) business days of the date of sale of the Monthly Shares during that particular month. Our obligation to purchase the Monthly Shares from the Seller would terminate and cease at such time as the seller received a contractual amount from the sale of the Rick’s Shares and any deficiency. Under the terms of the Lock-Up/Leak-Out Agreements, the seller could not sell more than a contractual number of our shares per 30-day period, regardless of whether the seller “Put” the shares to us or sold them in the open market or otherwise.

During April and May 2009, we completed renegotiation of terms of certain of our long term debt and a significant portion of outstanding put options.  Before the renegotiation, the maximum obligation that could be owed if our stock were valued at zero was $ 13.9 million and was recorded in our consolidated balance sheet as Temporary Equity. If we were required to buy back any of these put options, the buy-back transaction would be purely a balance sheet transaction, affecting only Temporary Equity or Derivative Liability and Stockholders’ Equity and would have no income statement effect.  The only income statement effect from these put options is the “mark to market” valuation quarterly of the derivative liability.

We finished liquidating the put options during the quarter ended March 31, 2013 and we have no more obligations under the put options.

I.	Stock Options

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85 % of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

I.	Stock Options- continued

Following is a summary of options activity:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value at
		Exercise	Term	September
(in thousands, except exercise prices and contractual terms)	Options	Price	(Years)	30, 2014
Outstanding at October 1, 2011	520	$ 10.01
Granted	755	8.41
Expired or cancelled	(490)	10.18
Exercised	-
Outstanding at September 30, 2012	785	8.36
Granted	10	8.70
Expired or cancelled	(30)	7.15
Exercised	-	-
Outstanding at September 30, 2013	765	$8.41
Granted	-
Expired or cancelled	(385)	8.35
Exercised	(370)	8.40
Outstanding at September 30, 2014	10	$8.70	.75	$22
Exercisable at September 30, 2014	10	$8.70	.75	$22

As of September 30, 2014, the exercise prices for outstanding options was $ 8.70.

On June 27, 2012, the Company issued 100,000 options to the Company’s directors. These options became exercisable in June 2013, had a strike price of $ 8.78 per share were to expire in June 2014.  The fair value of these options were estimated to be $ 160,488 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.31%

On July 2, 2012, the Company issued 655,000 options to certain Company employees. Of these options, 442,500 were exchanged for existing options which were to expire in September 2012. These new options became exercisable in July 2013, had a strike price of $ 8.35 per share and were to expire in July 2014.  The fair value of these options was estimated to be $ 966,493 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	37%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.30%

In June 2013, the Company issued 10,000 options to a Company employee. These options became exercisable in June 2014, have a strike price of $ 8.70 per share and expire in June 2015.  The fair value of these options was estimated to be $ 11,670 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	27%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.27%

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

I.	Stock Options- continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. The Company has utilized the simplified method in accordance with ASC 718 for the following reasons. Earlier in the Company’s existence, longer-term options (generally 5 -year lives) were issued to employees, Directors and outsiders. In more recent years, option terms have generally become shorter (1 - 3 year lives) and options were issued principally to management and Directors. Then in 2010, short-term options (2 -year lives) were issued to Directors, management and a substantial number of employees. Due to the changes in the terms of the option grants and the type of persons receiving the options, we believe that the historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. Therefore, the Company believes that the use of the simplified method for determining the expected term of the Company’s options has been appropriate.

During the years ended September 30, 2014, 2013 and 2012, the Company recorded $282,305, $847,183 and $314,761 of stock-based compensation, respectively. There was no unamortized stock compensation expense related to stock options at September 30, 2014.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $4.8 million, $3.6 million and $2.9 million for the years ended September 30, 2014, 2013 and 2012, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2014 are as follows:

(in thousands)

2015	$3,999
2016	3,912
2017	3,684
2018	3,306
2019	2,154
Thereafter	17,007

Total future minimum lease obligations	$34,062

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

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

J.	Commitments and Contingencies - continued

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9, 2012 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.   TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issued a ruling adverse to TEA and in favor of the State.  TEA filed a petition for review to the Texas Supreme Court on July 17, 2014.  The Texas Supreme Court denied TEA’s petition for review on November 21, 2014. On December 8, 2014, TEA notified the Texas Attorney General that TEA intends to file a petition for writ of certiorari with the United States Supreme Court.

The Company has not made any payments of these taxes since the first quarter of 2009 and plans not to make any such payments while the case is pending in the courts. However, based on the court ruling, the Company will continue to accrue and expense the potential tax liability on its financial statements. If the final decision of the courts is ultimately in the Company’s favor, as it believes it will be, then the Company will record a one-time gain of the entire amount previously expensed.

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of September 30, 2014, the Company has approximately $15.5 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $3.1 million, $3.2 million and $3.1 million for the years ended September 30, 2014, 2013 and 2012, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

The Company’s subsidiary that operated the club in Las Vegas has recently been audited by the Department of Taxation of the State of Nevada for sales and other taxes.  The audit period was from the date of opening in September 2008 through July 31, 2010.  As a result of the audit, the Department of Taxation contends that the Company’s Las Vegas subsidiary owes approximately $2.1 million, including penalties and interest, for Las Vegas Live Entertainment Taxes.  The Company does not believe it was subject to the Live Entertainment Tax, but to avoid further litigation, agreed to settle this contingency during July 2014 for $775,000. This amount has been expensed in settlement of lawsuits and other one-time costs in the accompanying consolidated financial statements as of September 30, 2014.

The Company and subsidiaries RCI Entertainment (New York), Inc. (“RCI NY”) and Peregrine Enterprises, Inc. (“Peregrine”) have been defendants in a federal court collective and class action, pending since March 30, 2009, in the Southern District of New York relating to wage and hour claims under the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”). The Company, RCI NY and Peregrine deny liability in this matter, are vigorously defending the allegations and have asserted counterclaims and affirmative defenses for offset and unjust enrichment. Discovery has been completed. On September 10, 2013, the court ruled on the parties’ motions for summary judgment. The court granted summary judgment in favor of the Plaintiffs on liability on their causes of action for minimum wage under the FLSA and NYLL and held that entertainers at Rick’s NY are employees.  The court further held that Peregrine was an employer of the Plaintiffs and that under federal law, Rick’s NY’s statutory duty to pay minimum wages was not satisfied by the performance fees Plaintiffs’ received.   The court denied the Plaintiffs’ attempt to hold the Company or RCI NY liable as joint employers with Peregrine and the issue of whether the Company and RCI NY are also employers will be determined at a trial.  On November 18, 2013, the court set the class end date as October 31, 2012 and granted Plaintiffs’ motion for summary judgment on Claim Five of their complaint, holding that the Club’s fines fees and tip-out requirements violated New York State law.  On November 14, 2014, following motion practice by the parties, the court issued an order holding that: (a) under New York law, the performance fees paid by Plaintiffs do not offset Defendants’ minimum wage obligations; (b) holding Peregrine liable on Claim Four of the Complaint; (c) denying Defendants’ motion to strike the reports and testimony of Plaintiffs’ expert witness; (d) denying Defendants’ motion to decertify the Rule 23 class; (e) granting in part Plaintiffs’ motion for summary judgment as to damages on Claim One and Two of the Complaint (for minimum wage under the FLSA and the NYLL) in the amount of $10,866,035 and granting Plaintiffs’ motion for summary judgment as to damages on Claim Four of the Complaint but finding that an issue of fact exists as to whether Plaintiff’s were actually required to pay certain “tip outs” and thus denying the Plaintiffs’ motion for summary judgment on that issue.   The Court has indicated that the issues remaining in the action will be scheduled for trial in 2015.   Ultimately, the Company, RCI NY and Peregrine intend to appeal the aforementioned rulings, including seeking the court’s permission to appeal certain issues immediately rather than after trial.

As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013.  The Company and its subsidiaries changed insurance companies on that date.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

J.	Commitments and Contingencies - continued

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

Settlement of lawsuits and other one-time costs include approximately $2.6 million in settlements with claimants which were unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for these settlements.

K.	Common Stock

During the year ended September 30, 2012, the following common stock transactions occurred:

•	Warrants totaling 118,856 shares were exercised by holders for proceeds of $ 1.0 million.

•	The Company acquired 262,054 shares of its own common stock at a cost of $ 2.1 million. These shares were subsequently retired.

During the year ended September 30, 2013, the following common stock transactions occurred:

•	The Company acquired 192,455 shares of its own common stock at a cost of $ 1.6 million. These shares were subsequently retired.

•	In connection with the acquisition of a business, the Company issued 100,000 shares of common stock, valued at $863,000.

During the year ended September 30, 2014, the following common stock transactions occurred:

•	The Company acquired 101,330 shares of its own common stock at a cost of $1.2 million. These shares were subsequently retired.

•	The Company issued 295,061 common shares for the conversion of debt and interest in the aggregate amount of $2,968,750.

•	Options exercised during the year amounted to 369,665 shares and $3,125,403.

L.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $83,000, $64,000 and $55,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

M.	Acquisitions

2012 Acquisitions and Openings

The New West

Our wholly owned subsidiary, RCI Dining Services (Tarrant County), Inc., a Texas Corporation (“RCI Tarrant County”), entered into an Agreement for Purchase and Sale of Membership Units with Fred McDonald (“Seller”) for the purchase of 100 % of the membership units of 12291 CBW, LLC (“12291 CBW”).  12291 CBW owned and operated an adult entertainment cabaret known as “The New West” located at 12291 Camp Bowie West, Aledo, Texas.  The Agreement for Purchase and Sale of Membership Units closed October 5, 2011, whereby RCI Tarrant County acquired the membership units of 12291 CBW for the purchase price of $380,000. The Company now operates the BYOB club as “Temptations”. The entire purchase price of $380,000 was allocated to SOB License.

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

Green Star owns and operates an adult entertainment cabaret known as “Silver City Cabaret,” located at 7501 N. Stemmons Freeway, Dallas, Texas 75247. Fine Dining has a concession to provide alcohol sales and services to Green Star at the Silver City Cabaret. Mr. Mantas owned 100 % of the stock of Green Star and Fine Dining. Pursuant to the Silver City Purchase Agreement, Mr. Mantas agreed to sell (i) all the stock of Green Star to RCI Stemmons for the purchase price of $ 1,400,000 in the form of a promissory note and (ii) all the stock of Fine Dining to RCI Fine Dining for the purchase price of $100,000 in the form of a promissory note. Each of the promissory notes are payable over 11 years and have an adjustable interest rate of 5.5%. The rates adjust to prime plus 2.5% in the 61st month, not to exceed 9%. This transaction closed on January 17, 2012.

Adelphi owned the real properties where the Silver City Cabaret is located, including 7501 N. Stemmons Freeway, Dallas, Texas 75247 and 7600 John West Carpenter Freeway, Dallas, Texas 75247, and PNYX owned certain adjacent real property at 7506 John West Carpenter Freeway, Dallas, Texas 75247. In transactions related to the Prior Agreement, Adelphi and PNYX had previously entered into real estate purchase agreements with RCI Holdings on November 17, 2011, which agreements were subsequently amended as part of the Silver City Purchase Agreement transaction. Pursuant to the real estate purchase agreements, as amended, (i) Adelphi agreed to sell the real properties at 7501 N. Stemmons and 7600 John West Carpenter for the purchase price of $ 6,500,000 , payable $ 300,000 in cash and $ 6,200,000 in the form of an adjustable 5.5 % promissory note that is payable over 11 years, and (ii) PNYX agreed to sell the real property at 7506 John West Carpenter for the purchase price of $1,000,000, payable $700,000 in cash and $300,000 in the form of an adjustable 5.5% promissory note that is payable over 11 years. The rates adjust to prime plus 2.5% in the 61st month, not to exceed 9%. The real estate transactions closed contemporaneously with the Silver City Purchase Agreement. At closing of the Silver City Purchase Agreement transactions, Mr. Mantas entered into a Non-Competition Agreement providing for him to not compete with our subsidiaries by owning, participating or operating an establishment featuring adult entertainment within Dallas County and all contiguous counties (excepting the property located at 1449 Inwood Road, Dallas, Texas 75247).

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Building, land and contents	$6,510
Equipment and furniture	130
Noncompete	100
Inventory and other current assets	47
Goodwill	774
SOB licenses	2,213
Deferred taxes	(774)
Net assets	$9,000

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

M.	Acquisitions - continued

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

Jaguars

On August 3, 2012, our wholly owned subsidiary, Jaguars Acquisition, Inc. (“JAI”), entered into a Purchase Agreement (the “Purchase Agreement”) with Bryan S. Foster and 13 entities owned by him (the “Companies”), to acquire nine operating adult cabarets and two other licensed locations under development (collectively, the “Foster Clubs”). Ten of the clubs are located in Texas, including clubs in Tye (near Abilene), Lubbock (two clubs), Odessa (two clubs), El Paso, Harlingen, Longview, Edinburg and Beaumont, and one club is located in Phoenix, Arizona. On September 17, 2012, the parties entered into an Amendment to Purchase Agreement, whereby the Beaumont acquisition was effected through an asset purchase rather than a stock purchase. The Amendment also made minor changes to certain representations and warranties within the Purchase Agreement.

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

The Club Note also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $ 2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which would equate to a $6,000,000 Reduction Amount if enforced. This provision was invoked in July 2014 (see Note P, Contractual Debt Reduction).

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

As previously disclosed on August 9, 2012, in connection with the Purchase Agreement, our wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provides for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. See below under 2013 Acquisitions and Openings for an explanation of the real estate transaction.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

M.	Acquisitions - continued

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Equipment and furniture	$478
Noncompete	450
Inventory and other current assets	16
Goodwill	19,133
SOB licenses	5,923
Net assets	$26,000

The Company incurred approximately $ 316,000 in legal costs and finder’s fees associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

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

FOR THE YEAR
ENDED SEPTEMBER 30,
2012

Revenues	$109,723
Net income	$8,660

Net income per share – basic	$0.89
Net income per share – diluted	$0.89

Weighted average shares outstanding – basic	9,691
Weighted average shares outstanding – diluted	9,697

2013 Acquisitions and Openings

In connection with the acquisition of the Foster Clubs, as explained above, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $ 650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs operations and the real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date. (in thousands)

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

M.	Acquisitions - continued

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company opened a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. The Company paid $ 3 million for the business, with $ 1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of the Company’s common stock at a conversion price of $10.25. The notes call for monthly payments of $ 16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $ 10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $ 13.47 per share.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

The Company incurred approximately $ 34,000 in legal costs associated with the acquisition, which are included in legal and professional expense in the accompanying consolidated statement of income.

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

On May 29, 2013, our wholly owned subsidiary, RCI Entertainment (Delamo), Inc., completed the acquisition of the remaining 50 % of 1957 Delamo, LLC, which owns a new adult cabaret in Los Angeles County, California. We issued 100,000 restricted shares of our common stock to an individual in consideration for outstanding membership interests of 1957 Delamo, LLC. These shares were valued at $ 863,000. The Company had previously paid $ 600,000 in cash for the initial 50% investment.

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

In June 2013, the Company’s subsidiary, RCI Dining Services (Beaumont), Inc. acquired, for $300,000 , the sexually oriented business license rights to operate an adult cabaret at a property in which another Company subsidiary had purchased in Beaumont, Texas. Of this amount, $245,000 has been allocated to licenses.

2014 Acquisitions and Openings

In October 2013, the Company purchased 49 percent of a corporation that operates the Dallas club “PT’s Platinum” and also acquired the building and personal property. Total cost of the transaction was $500,000. As the Company has control of this subsidiary, it is consolidated in the accompanying consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

M.	Acquisitions - continued

A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan in October 2013. The subsidiary entered into a contract to buy the land and building for $ 10 million at any time in the next five years. Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $13,000,000, of which the Company’s subsidiary contributed $5,200,000 in connection with the overall business transaction. The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $ 23 million. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $100,000 per month for the next five years rather than the $180,000 per month called for in the original agreement.

N.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)

	Fiscal Year 2014
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$29,423	$32,870	$33,343	$33,538
Gross Profit	$25,676	$28,829	$29,048	$29,195
Net income	$2,404	$3,722	$691	$4,423
Basic income per share:
Net income	$0.25	$0.39	$0.07	$0.44
Diluted income per share:
Net income	$0.25	$0.37	$0.07	$0.42
Basic weighted average shares outstanding	9,546	9,661	9,883	10,179
Diluted weighted average shares outstanding	9,855	10,853	9,968	11,014

	Fiscal Year 2013
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$27,141	$28,728	$28,308	$28,031
Gross Profit	$23,755	$25,233	$24,628	$24,440
Net income (loss)	$2,647	$2,745	$2,195	$1,604
Basic income (loss) per share:
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Diluted income (loss) per share:
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Basic weighted average shares outstanding	9,575	9,514	9,479	9,504
Diluted weighted average shares outstanding	9,833	9,988	9,647	9,603

	Fiscal Year 2012
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$22,019	$25,414	$23,921	$23,866
Gross Profit	$19,087	$22,024	$20,642	$20,824
Net income	$2,185	$2,117	$1,823	$1,453
Basic income per share:
Net income	$0.23	$0.22	$0.19	$0.15
Diluted income per share:
Net income	$0.23	$0.22	$0.19	$0.15
Basic weighted average shares outstanding	9,685	9,720	9,725	9,633
Diluted weighted average shares outstanding	9,687	9,731	9,731	9,636

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

O.	Impairment of Assets

The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  Assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, principally at the club level. Cash flows for our club assets are identified at the individual club level. The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2014. At September 30, 2014, the Company recognized impairment on two properties, one which it closed and one which it sold in October 2014. These impairments were the result of the sale and closure and not from any goodwill impairment analysis. Following is the relevant information on the assets impaired:

(in thousands)

Current assets	$65
Property and equipment	1,014
Definite lived intangibles	53
Indefinite lived intangibles	1,876
Patron tax payable	(670)
Other current liabilities	(44)
Total impairment	$2,294

P.	Gain on Contractual Debt Reduction

The Club Note from the Jaguars acquisition (see Note M, Acquisitions) also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $ 2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which would equate to a $6,000,000 Reduction Amount if enforced. The State of Texas has demanded payment and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

Q.	Restricted Stock Issuance

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $860,543 at September 30, 2014.

R.	Warrants Issued

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

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

RCI HOSPITALITY HOLDINGS, INC. (FORMERLY RICK’S CABARET INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 AND 2012

S.	Subsequent Events

On October 16, 2014, the Company sold its wholly owned interest in 1957 Delamo, LLC, the operator of its Vivid Cabaret in Rancho Dominguez, California for $250,000 in cash. The Company recognized an impairment on the sale of $1.4 million as of September 30, 2014.

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its common stock for a total purchase price of $5.0 million. The Company has also agreed to issue 50,000 shares of the Company’s common stock to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals will enter into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of the their respective shares per month that they receive in connection herewith.

Robust is an energy drink distributor, targeting the on premises bar and mixer market. At this time, the Company has not allocated the purchase price to the acquired assets.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “ Internal Control—Integrated Framework (1992) ”. Based on this assessment, we believe that, as of September 30, 2014, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2014, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	46	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	65	Chief Financial Officer
Travis Reese	45	Director and Executive Vice President
Robert L. Watters	63	Director
Steven Jenkins	57	Director
Luke Lirot	58	Director
Nour-Dean Anakar	57	Director

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

Robert L. Watters is our founder and has been our Director since inception. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. Since 1999, Mr. Watters has owned and operated Rick’s Cabaret, an adult entertainment club in New Orleans, Louisiana, which licenses our name. He was also a founder in 1989 and operator until 1993 of the Colorado Bar & Grill, an adult club located in Houston, Texas and in 1988 performed site selection, negotiated the property purchase and oversaw the design and permitting for the club that became the Cabaret Royale, in Dallas, Texas. Mr. Watters practiced law as a solicitor in London, England and is qualified to practice law in New York. Mr. Watters worked in the international tax group of the accounting firm of Touche, Ross & Co. (now succeeded by Deloitte & Touche) from 1979 to 1983 and was engaged in the private practice of law in Houston, Texas from 1983 to 1986, when he became involved in our full-time management. Mr. Watters graduated from the London School of Economics and Political Science, University of London, in 1973 with a Bachelor of Laws (Honours) degree and in 1975 with a Master of Laws degree from Osgoode Hall Law School, York University. Since founding Rick’s Cabaret, Mr. Watters has been in the adult entertainment industry. He brings this valuable experience to the Board.

Steven L. Jenkins has been a Director since June 2001. Since 1988, Mr. Jenkins has been a certified public accountant with Pringle Jenkins & Associates, P.C., located in Houston, Texas. Mr. Jenkins is the President and owner of Pringle Jenkins & Associates, P.C. Mr. Jenkins has a BBA Degree (1979) from Texas A&M University. Mr. Jenkins is a member of the AICPA and the TSCPA. Mr. Jenkins’ impressive accounting background makes him a valuable asset to the Board and the Audit Committee.

Travis Reese became our Director and Executive Vice President in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent's Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associate’s Degree in Aeronautical Science from Texas State Technical College. In addition to being involved in the adult entertainment industry since 1992, Mr. Reese’s in-depth information technology knowledge is essential to the Board’s oversight of our internet businesses.

Luke Lirot became a Director on July 31, 2007. Mr. Lirot received his law degree from the University of San Francisco in 1986. After serving as an intern in the San Francisco Public Defender’s Office in 1986, Mr. Lirot returned to Florida and established a private law practice where he continues to practice and specializes in adult entertainment issues. He is a past President of the First Amendment Lawyers’ Association and has actively participated in numerous state and federal legal matters. Mr. Lirot represents as counsel scores of individuals and entities within our industry. Having practiced in this area for over 25 years, he is aware of virtually every type of legal issue that can arise, making him an important member of the Board.

Nour-Dean Anakar became a Director on September 14, 2010.  Mr. Anakar has over 20 years of experience in senior positions in the development and management of betting and gaming, sports and entertainment, and hospitality and leisure operations in the United States, Europe, and Latin America. From 1988 until 2000 he held executive management and business development positions with Ladbrokes USA and Ladbrokes South America. In 2001, Mr. Anakar became the managing partner of LCIN LLC and LCIN S.A., San Diego and Buenos Aires based gaming companies, which were contracted by Grupo Codere of Spain to oversee the development of all new technology gaming projects and operations in Latin America. He received his BA in Management Science from Duke University and CHA in Hospitality Management from the Conrad Hilton College at the University of Houston. Mr. Anakar’s experience managing and developing businesses in industries with similar characteristics to ours make him an excellent fit to the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. All members are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2014 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

In May 2000, our Board adopted a Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.rcihospitality.com.com. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by PCAOB Standard No. 16, Communications with Audit Committees, and our audited financial statements for the fiscal year ended September 30, 2014 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2014 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee's duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.rcihospitality.com .

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. In June 2014, the Compensation Committee unanimously adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.rcihospitality.com. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2014, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2014, with the exception of two members of our Board of Directors, including Robert Watters and Nour-Dean Anakar, who each were late in the filing of a Form 4.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.rcihospitality.com ..

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2014, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

The Role of Shareholder Say-on-Pay Votes ..

At our annual meeting of shareholders held on August 6, 2014, approximately 94.3% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

Our equity grant practices require that stock options and other equity compensation have prices determined based on at least 85% of the fair market value on the date of grant.  The fair market value of our stock option awards has historically been the NASDAQ closing price on the date of grant.

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

Perquisites and Other Personal Benefits

The Company’s executive officers participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations under their employment agreements. The Company does not provide named executive officers with any significant perquisites or other personal benefits except for an automobile for each executive’s business use.

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2014, 2013 and 2012 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
Eric Langan,	2014	856,731	-0-		61,467	-0-		-0-	-0-	97,680	(1)	1,015,878
President/	2013	764,423	-0-		-0-	249,387	(1)	-0-	-0-	99,859	(1)	1,113,669
CEO	2012	623,077	-0-		-0-	83,129	(1)	-0-	-0-	72,683	(1)	778,889

Phillip	2014	246,538	-0-		-0-	-0-		-0-	-0-	29,070	(2)	275,608
Marshall,	2013	223,813	-0-		-0-	44,267	(2)	-0-	-0-	28,145	(2)	296,225
CFO	2012	215,000	10,000	(4)	-0-	14,896	(2)	-0-	-0-	30,615	(2)	270,511

Travis	2014	241,538	-0-		-0-	-0-		-0-	-0-	18,447	(3)	259,985
Reese,	2013	231,538	-0-		-0-	56,304	(3)	-0-	-0-	18,193	(3)	306,035
Executive	2012	204,615	-0-		-0-	18,808	(3)	-0-	-0-	27,862	(3)	251,285
Vice President

1	Mr. Langan received 215,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 155,000 were replacement of the September 30, 2010 options. Mr. Langan received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Langan also received 58,000 shares of restricted stock in July 2014. The shares vest in two years. Mr. Langan and his family also received the use of certain automobiles in each year.
2	Mr. Marshall received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 20,000 were replacement of the September 30, 2010 options. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Marshall and his family also received the use of certain automobiles in each year.

3	Mr. Reese received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 25,000 were replacement of the September 30, 2010 options. Mr. Reese received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Reese also received the use of an automobile in each year.
4	Mr. Marshall received a bonus of $10,000 in 2012 for outstanding performance.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the 2014 annual option incentive programs and performance-based awards. No non-equity incentive plan awards were made in 2014 for officers.

		Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant Date	Threshold #(1)	Target #(1)	Maximum #(1)
Eric Langan	7/3/2014	58,000	58,000	58,000

(1)  Mr. Langan was not required to reach any specific performance level to receive these awards.  Rather, the Compensation Committee granted these awards to reward overall outstanding performance of the named executives during fiscal year 2014.   There were no other restricted stock awards or options during the 2014 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year End
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)

Eric Langan	0	0	0			58,000	$ 639,160	0	0
Phillip Marshall	0	0	0			0	0	0	0
Travis Reese	0	0	0			0	0	0	0

OPTION EXERCISES

Certain of our named executive officers exercised stock options in 2014:

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
Name	on Exercise	on Exercise
Phillip Marshall	40,000	$89,183
Travis Reese	50,000	$141,310

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no fees to our directors, nor did we pay any equity-based compensation during the fiscal year ended September 30, 2014. We have agreed to pay our non-executive directors $20,000 in cash for the 2015 fiscal year.

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

On September 15, 2014, we entered into a new Employment Agreement with Travis Reese, our Executive Vice President, Director of Technology and Corporate Secretary. His previous employment agreement expired on July 23, 2014. The new agreement has a term of three years and provides for an annual base salary of $280,000 for the first year, $300,000 for the second year and $320,000 for the third year. Under the terms of the agreement, Mr. Reese is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

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

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Shareholders. As of September 30, 2014, there are 10,000 stock options outstanding.

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

Robert Watters

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Jenkins, Lirot, Watters and Anakar. Mr. Watters was our President and our Chief Executive Officer from 1991 until March 1999. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 2, 2014, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.   In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days by the exercise of options or warrants.   These shares, however, are not counted in computing the percentage ownership of any other person.   As of December 1, 2014, there were 10,354,616 shares of common stock outstanding.

	Number of			Percent of
Name/Address	shares		Title of class	Class (2)
Eric S. Langan
10959 Cutten Road
Houston, Texas 77066	638,424	(1)	Common stock	6.17%
Phillip K. Marshall
10959 Cutten Road
Houston, Texas 77066	11,130		Common stock	0.11%
Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130	-0-		Common stock	-0-%
Steven L. Jenkins
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058	-0-		Common stock	-0-%
Travis Reese
10959 Cutten Road
Houston, Texas 77066	11,330		Common stock	0.11%
Nour-dean Anakar
3978 Sorrento Valley Drive, #100
San Diego, California 92121	-0-		Common stock	-0-%
Luke Lirot
2240 Belleair Road, Suite 190
Clearwater, FL 33764	-0-		Common stock	-0-%
All of our Directors and Officers as a Group of seven (7) persons	660,884		Common stock	6.38%

(1)	Includes 638,424 shares of common stock held directly by Mr. Langan, and excludes 58,000 shares which are not vested..

(2)	These percentages exclude treasury shares in the calculation of percentage of class.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  We currently have four independent directors, Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot.   We know of no related transactions for the years ended September 30, 2014 and 2013.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2014, 2013 and 2012.

	2014	2013	2012
(in thousands)
Audit fees	$305	$295	$266
Audit-related fees	-	-	120
Tax fees	126	78	63
All other fees	-	-	-

Total	$431	$373	$449

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 21 - Subsidiaries of the Registrant.

Exhibit 23 - Consent of Whitley Penn LLP, independent auditors

Exhibit 31.1 - Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. (formerly Rick’s Cabaret International, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2014.

RCI Hospitality Holdings, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 15, 2014

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 15, 2014

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 15, 2014

/s/ Robert L. Watters
Robert L. Watters	Director	December 15, 2014

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 15, 2014

/s/ Steven Jenkins
Steven Jenkins	Director	December 15, 2014

/s/ Luke Lirot
Luke Lirot	Director	December 15, 2014

