Form 10-Q
period 2014-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2015-02-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes  ☐      No  ☒

As of January 31, 2015, 10,295,328 shares of the Registrant’s Common Stock were outstanding.

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

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

1

RCI HOSPITALITY HOLDINGS, INC.

PART I             FINANCIAL INFORMATION

Item 1.          Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
(in thousands, except per share data)	2014	2014
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$13,171	$9,964
Accounts receivable:
Trade, net	1,284	1,060
Other, net	752	685
Marketable securities	604	596
Inventories	2,420	1,879
Deferred tax asset	5,467	5,378
Prepaid expenses and other current assets	3,489	3,789
Total current assets	27,187	23,351

Property and equipment, net	113,879	113,962

Other assets:
Goodwill	43,425	43,374
Indefinite lived intangibles, net	52,610	53,968
Definite lived intangibles, net	10,707	675
Other	2,402	3,812
Total other assets	109,144	101,829

Total assets	$250,210	$239,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
(in thousands, except per share data)	2014	2014
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,045	$2,198
Accrued liabilities	7,625	9,195
Texas patron tax liability	16,248	15,486
Current portion of long-term debt	9,385	12,315
Total current liabilities	35,303	39,194

Deferred tax liability	29,343	27,688
Other long-term liabilities	900	924
Long-term debt	60,410	58,037
Total liabilities	125,956	125,843

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,288 and 10,067 shares issued and outstanding, respectively	103	101
Additional paid-in capital	70,641	66,727
Accumulated other comprehensive income	99	91
Retained earnings	46,730	43,370
Total RCIHH permanent stockholders’ equity	117,573	110,289
Noncontrolling interests	6,681	3,010
Total permanent stockholders’ equity	124,254	113,299

Total liabilities and stockholders’ equity	$250,210	$239,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2014	2013

	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$15,239	$11,689
Sales of food and merchandise	5,225	3,423
Service revenues	14,224	12,730
Other	1,799	1,581
Total revenues	36,487	29,423

Operating expenses:
Cost of goods sold	5,111	3,747
Salaries and wages	8,032	6,577
Stock-based compensation	120	3
Other general and administrative:
Taxes and permits	5,393	4,416
Charge card fees	547	428
Rent	1,141	1,228
Legal and professional	959	908
Advertising and marketing	1,367	1,285
Depreciation and amortization	1,645	1,392
Insurance	820	799
Utilities	734	595
Impairment of assets	1,358	-
Settlement of lawsuits and other one-time costs	247	-
Other	2,873	2,431
Total operating expenses	30,347	23,809
Income from operations	6,140	5,614
Other income (expense):
Interest income and other	13	77
Interest expense	(1,619)	(2,012)
Gain from original investment in Drink Robust, Inc.	577	-
Income before income taxes	5,111	3,679
Income taxes	1,846	1,322
Net income	3,265	2,357
Less: Net (income) loss attributable to noncontrolling interests	95	47
Net income attributable to RCI Hospitality Holdings, Inc.	$3,360	$2,404
Basic earnings per share attributable to RCIHH shareholders:
Net income	$0.33	$0.25
Diluted earnings per share attributable to RCIHH shareholders:
Net income	$0.32	$0.25
Weighted average number of common shares outstanding:
Basic	10,264	9,546
Diluted	10,929	9,855

See accompanying notes to consolidated financial statements.

5

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2014	2013

	(UNAUDITED)

Net income	$3,265	$2,357
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	8	-
Comprehensive income to common stockholders	3,273	2,357
Less: Net (income) loss attributable to noncontrolling interests	95	47
Comprehensive income to common stockholders	$3,368	$2,404

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	ENDED DECEMBER 31,
(in thousands, except per share data)	2014	2013

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,265	$2,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,645	1,392
Deferred taxes	1,523	890
Impairment of assets	1,358	-
Amortization of note discount	19	22
(Gain) from original investment in Drink Robust	(577)	-
Deferred rents	(32)	(9)
Beneficial conversion	3	-
Stock compensation expense	120	3
Changes in operating assets and liabilities:
Accounts receivable	(221)	22
Inventories	(426)	(42)
Prepaid expenses and other assets	1,049	(1,456)
Accounts payable and accrued liabilities	(2,634)	2,651
Cash provided by operating activities	5,092	5,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(792)	(5,613)
Acquisition of development rights in New York building	-	(5,325)
Acquisition of businesses, net of cash acquired	(200)	(500)
Cash used in investing activities	(992)	(11,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,957	7,025
Payments on long-term debt	(4,711)	(1,767)
Purchase of treasury stock	(1,085)	-
Distribution to noncontrolling interests	(54)	(54)
Cash provided (used) in financing activities	(893)	5,204

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,207	(404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,964	10,656
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,171	$10,252
CASH PAID DURING PERIOD FOR:
Interest	$1,623	$1,734
Income taxes	$1,724	$475

See accompanying notes to consolidated financial statements.

Non-cash transactions:

During the quarter ended December 31, 2014, the Company issued 130,039 shares for debt and accrued interest aggregating $1,319,778.

During the quarter ended December 31, 2014, the Company purchased and retired 109,616 common treasury shares. The cost of these shares was $1,084,561.

During the quarter ended December 31, 2014, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

During the quarters ended December 31, 2014 and 2013, the Company recognized unrealized holding gains on marketable securities held for sale of approximately 8,000 and zero, respectively.

During the quarter ended December 31, 2013, the Company acquired $4.3 million in assets with seller-financed debt amounting to $3.6 million.

During the quarter ended December 31, 2013, the Company issued 57,500 shares for debt and accrued interest aggregating $575,000.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2014 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

2.           RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in fiscal year 2018.

3.           SIGNIFICANT ACCOUNTING POLICIES

Following are certain significant accounting principles and disclosures.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as other comprehensive income in the Statement of Other Comprehensive Income. Realized gains and losses from securities classified as available for-sale are included in net income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of December 31, 2014, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$99	$604

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

3.           SIGNIFICANT ACCOUNTING POLICIES - continued

The Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and includes the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in the Company’s marketable securities portfolio were recognized during the quarter ended December 31, 2014.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
December 31, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$604	$604	$-	$-

(in thousands)	Carrying
September 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$596	$596	$-	$-

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

The compensation costs recognized for the three months ended December 31, 2014 and 2013 were $120,012 and $2,922, respectively. There were no stock option grants or exercises for the three month periods ended December 31, 2014 and 2013. There was no unamortized stock compensation expense related to stock options at December 31, 2014.

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended December 31, 2014:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
(in thousands, except for per share		Average	Term	Intrinsic
and year information)	Shares	Exercise Price	(years)	Value
Outstanding as of September 30, 2014	10	$8.70
Granted	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding as of December 31, 2014	10	$8.70	0.50	$13
Options exercisable as of December 31, 2014	10	$8.70	0.50	$13

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

5.          GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of definite-lived intangibles, goodwill and licenses for the three months ended December 31, 2014 and 2013:

(in thousands)	2014			2013
	Definite- Lived Intangibles	Licenses	Goodwill	Definite- Lived Intangibles	Licenses	Goodwill
Beginning balance	$675	$53,968	$43,374	$1,065	$54,966	$43,987
Intangibles acquired	10,275	-	-	-	265	-
Impairment	-	(1,358)	-	-	-	-
Other	(243)	-	51	(89)	-	-
Ending balance	$10,707	$52,610	$43,425	$976	$55,231	$43,987

During the quarter ended December 31, 2014, we have recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

6.           LONG-TERM DEBT

In December 2014, the Company refinanced certain real estate debt amounting to $2.1 million with new bank debt of $2.0 million. The new debt is payable $13,270 per month, including interest at 5.25% and matures in ten years.

In December 2014, the Company borrowed $1.0 million from an individual. The note is collateralized by certain real estate, is payable $13,215 per month, including interest at 10% and matures in ten years.

In December 2014, the Company borrowed $2.0 million from a lender. The 12% note is collateralized by a certain subsidiary’s stock and is payable interest only until it matures in three years.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

7.          COMMON STOCK

During the quarter ended December 31, 2014, the Company issued 130,039 shares for debt and accrued interest aggregating $1,319,778.

During the quarter ended December 31, 2014, the Company purchased and retired 109,616 common treasury shares. The cost of these shares was $1,084,561.

During the quarter ended December 31, 2014, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

8.          EARNINGS PER SHARE (EPS)

The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share . Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

(in thousands, except per share data)	FOR THE QUARTER ENDED
	DECEMBER 31,
	2014	2013
Basic earnings per share:
Net income attributable to RCIHH shareholders	$3,360	$2,404
Average number of common shares outstanding	10,264	9,546
Basic earnings (loss) per share:
Net income (loss) attributable to RCIHH shareholders	$0.33	$0.25
Diluted earnings per share:
Net income attributable to Rick's shareholders	$3,360	$2,404
Adjustment. to net earnings from assumed conversion of debentures (1)	172	21
Adjusted net income (loss) attributable to RCIHH shareholders	$3,532	$2,425
Average number of common shares outstanding:
Common shares outstanding	10,264	9,546
Potential dilutive shares resulting from exercise of warrants and options (2)	5	171
Potential dilutive shares resulting from conversion of debentures (1)	660	138
Total average number of common shares outstanding used for dilution	10,929	9,855
Diluted earnings (loss) per share:
Net income (loss) attributable to Rick's shareholders	$0.32	$0.25

 (1)  All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of zero and 726,792 for the three months ended December 31, 2014 and 2013, respectively have been excluded from earnings per share due to being anti-dilutive.

(2)   Convertible debentures (principal and accrued interest) outstanding at December 31, 2014 and 2013 totaling $7.4 million and $11.9 million, respectively, were convertible into common stock at a price of $10.00, $10.25 and $ 12.50 per share in each year.

*EPS may not foot due to rounding.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

9.           ACQUISITIONS

Quarter Ended December 31, 2013

A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan,  New York  in October 2013. The subsidiary entered into a contract to buy the land and building for $ 10 million at any time in the next five years.   Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $ 13,000,000, of which the Company’s subsidiary contributed $ 5,200,000 in connection with the overall business transaction.   The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $ 23 million. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $ 100,000 per month for the next five years rather than the $ 180,000 per month called for in the original agreement.

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

The following information summarizes the preliminary allocation of fair values assigned to the assets at the purchase date.

(in thousands)
Buildings	$350
Equipment and land	20
SOB license	265
Noncontrolling interest	(135)
Net assets	$500

Quarter Ended December 31, 2014

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its restricted common stock for a total purchase price of $5.0 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals entered into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of their respective shares per month that they receive in connection herewith. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)
Inventory and accounts receivable	$501
Equipment, furniture and fixture	356
Definite-lived intangible	10,275
Accounts payable	(1,196)
Notes payable	(963)
Noncontrolling interest	(3,888)
Net assets	$5,085

In accordance with GAAP, the Company recorded a gain of approximately $577,000 on the value of its earlier 15% investment in this company.

10.           INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34 % to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2014	2013
Computed expected tax expense	$1,730	$1,251
State income taxes	74	53
Stock option disqualifying dispositions and other permanent differences	42	18
Total income tax expense	$1,846	$1,322

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

10.           INCOME TAXES - continued

Included in the Company’s deferred tax liabilities at December 31, 2014 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the quarters ended December 31, 2014 and 2013, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

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

TEA appealed the Texas Supreme Court's decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA.  On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9, 2012 entered an order finding that the tax was a constitutional Occupations Tax.  The Court denied the remainder of TEA’s constitutional claims.   TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issued a ruling adverse to TEA and in favor of the State.  TEA filed a petition for review to the Texas Supreme Court on July 17, 2014.  The Texas Supreme Court denied TEA’s petition for review on November 21, 2014. On February 5, 2015, TEA filed a petition for writ of certiorari with the United States Supreme Court.

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

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of December 31, 2014, the Company has approximately $16.2 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $762,000 and $738,000 for the quarters ended December 31, 2014 and 2013, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

11.           Commitments and Contingencies - continued

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries; and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to defend against and evaluate these claims and lawsuits.  The Company has filed the appropriate claims against IIC with the Receiver by the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company.  As previously stated, the Company has obtained general liability coverage from another insurer, effective October 25, 2013, which will cover any claims arising from actions after that date.

Settlement of lawsuits and other one-time costs include no settlements during the quarters ended December 31, 2014 and 2013 in settlements with claimants which were unpaid by our general liability insurance carrier.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

12.          SEGMENT INFORMATION

The Company is engaged in adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment. The other category below includes our media, Robust and internet divisions.

Below is the financial information related to the Company’s segments:

	Three Months Ended
	December 31,
(in thousands)	2014	2013
Business segment revenues:

Nightclubs	$31,063	$28,354
Bombshells	4,908	704
Other	516	365

	$36,487	$29,423

Business segment operating income (loss):
Nightclubs	$6,427	$5,947
Bombshells	425	(139)
Other	(594)	(53)
General corporate	(118)	(141)
	$6,140	$5,614

Business segment capital expenditures:
Nightclubs	$245	$3,549
Bombshells	877	1,416
Other	14	4
General corporate	106	644
Disposition	(280)
	$962	$5,613

Business segment depreciation and amortization:
Nightclubs	$1,255	$1,249
Bombshells	53	12
Other	204	4
General corporate	133	127
	$1,645	$1,392

Business segment assets:	12/31/14	9/30/14
Nightclubs	$218,921	$219,112
Bombshells	10,332	6,136
Other	12,154	2,303
General corporate	8,803	11,591
	$250,210	$239,142

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

13. RESTRICTED STOCK ISSUANCE

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $740,531 at December 31, 2014. The compensation cost recognized for the three months ended December 31, 2014 was $120,012.

14. SUBSEQUENT EVENTS

On January 13, 2015 a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%. At this time, the Company has not allocated the purchase price to the acquired assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and the audited consolidated financial statements and related notes included in our Form 10-K as of September 30, 2014.

GENERAL

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of December 1, 2014, we operate a total of forty-four establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments, nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

SCHEDULE OF UNITS

Name of Establishment	Date Acquired/Opened
Club Onyx, Houston, TX	1995
RICK’S Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
RICK’S Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
RICK’S Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
RICK’S Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
RICK’S Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
RICK’S Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
RICK’S Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Jaguar's Club, Beaumont, TX	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Bombshells, Webster, TX	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Austin, TX	2014
RICK’S Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014
Bombshells, Fuqua (Houston)	2014
Union Square, Fort Worth, TX (1)	2014
Bombshells, Willowbrook (Houston) (2)	2015
Down in Texas Saloon, Austin TX (3)	2015

(1) Opened in December 2014.

(2) To be opened in spring 2015.

(3) Acquired in January 2015.

 As noted above, we have the following nightclubs/restaurant under contract as of December 31, 2014:

•	Bombshells Willowbrook to be opened in spring 2015.
•	Down in Texas Saloon acquired in January 2015.

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

During the quarter ended December 31, 2014, we have recorded an impairment of $1.4 million for the intangible assets at our Temptations Cabaret in Lubbock, Texas.

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

Stock-Based Compensation

The compensation cost recognized for the three months ended December 31, 2014 and 2013 was $120,012 (from restricted stock – see Note 13) and $2,922 (from options), respectively. There were no stock options exercises for the three months ended December 31, 2014 or 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

For the three months ended December 31, 2014, we had consolidated total revenues of $36.5 million compared to consolidated total revenues of $29.4 million for the three months ended December 31, 2013, an increase of $7.1 million or 24.0%. The increase in total revenues was primarily attributable to sales at clubs or restaurants/bars purchased or built in 2014 and 2013 of approximately $6.0 million and an increase in same store sales of $1.1 million or 4.1%.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2014 and 2013 with percentages compared to total revenue:

(in thousands)	2014	%	2013	%

Sales of alcoholic beverages	$15,239	41.8%	$11,689	39.7%
Sales of food and merchandise	5,225	14.3%	3,423	11.6%
Service Revenues	14,224	39.0%	12,730	43.3%
Other	1,799	5.0%	1,581	5.4%
Total Revenues	36,487	100.0%	29,423	100.0%

Cost of Goods Sold	5,111	14.0%	3,747	12.7%
Salaries & Wages	8,032	22.0%	6,577	22.4%
Stock-based Compensation	120	0.3%	3	0.0%
Taxes and permits	5,393	14.8%	4,416	15.0%
Charge card fees	547	1.5%	428	1.5%
Rent	1,141	3.1%	1,228	4.2%
Legal & professional	959	2.6%	908	3.1%
Advertising and marketing	1,367	3.7%	1,285	4.4%
Depreciation and amortization	1,645	4.5%	1,392	4.7%
Insurance	820	2.2%	799	2.7%
Utilities	734	2.0%	595	2.0%
Impairment of assets	1,358	3.7%	-	0.0%
Settlement of lawsuits and other one-time costs	247	0.7%	-	0.0%
Other	2,873	7.9%	2,431	8.3%

Total operating expenses	30,347	83.2%	23,809	80.9%
Income from continuing operations	6,140	16.8%	5,614	19.1%

Interest income	13	0.0%	77	0.3%
Interest expense	(1,619)	-4.4%	(2,012)	-6.8%
Gain from original investment in Drink Robust, Inc.	577	1.6%	-	0.0%
Income from continuing operations before income taxes	$5,111	14.0%	$3,679	12.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage. The cost of goods sold for the club operations for the three months ended December 31, 2014 was 11.7% compared to 12.3% for the three months ended December 31, 2013. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2014 was 12.2%, compared to 12.3% for the period ended December 31, 2013.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new clubs during 2014 and 2013. Payroll for same-location-same-period of club operations decreased to 17.6% of revenues for the three months ended December 31, 2014 from 17.9% for the same period ended December 31, 2013. Management currently believes that its labor and management staff levels are appropriate.

The decrease in the percentage of rent expense is due principally to the extra rent paid at Rick’s New York in 2013.

The increase in other expenses is due to growth from new clubs.

The decrease in interest expense is attributable to the contractual reduction of approximately $6 million of debt in the summer of 2014 (see the Form 10-K for the year ended September 30, 2014) and the continuing amortization of our long-term debt.

Income taxes, as a percentage of income before taxes was 36.1% and 35.9% for the quarters ended December 31, 2014 and 2013, respectively.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.3 million for the three months ended December 31, 2014 and $6.9 million for the three months ended December 31, 2013.

SEGMENT INFORMATION

The Company is engaged in adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations.

Below is the financial information related to the Company’s segments:

	Three Months Ended
	December 31,
(in thousands)	2014	2013
Business segment revenues:

Nightclubs	$31,063	$28,354
Bombshells	4,908	704
Other	516	365

	$36,487	$29,423

Business segment operating income (loss):
Nightclubs	$6,427	$5,947
Bombshells	425	(139)
Other	(594)	(53)
General corporate	(118)	(141)
	$6,140	$5,614

We had only one Bombshells open as of December 31, 2013. As of December 31, 2014, we had five Bombshells open and one more scheduled to open in the Spring of 2015. We opened three and two Bombshells during the seven months and four months ended December 31, 2014, respectively. Therefore, the Bombshells brand was immature as of December 31, 2013 and was beginning to mature into a profitable segment by December 31, 2014.

Nightclubs operating income above is reduced by $1.4 million in impairment of assets for the three months ended December 31, 2014.

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

The following tables present our non-GAAP measures for the quarters ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	For the Quarter Ended
	December 31,
(in thousands)	2014	2013
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income	$3,360	$2,404
Income tax expense	1,846	1,322
Interest expense and income and gain on Drink Robust investment	1,029	2,012
Litigation and other one-time settlements	247	120
Preopening costs	158	89
Acquisition costs	83	-
Impairment of assets	1,358	-
Depreciation and amortization	1,645	1,392
Adjusted EBITDA	$9,726	$7,339

Reconcilation of GAAP net income to
non-GAAP net income
GAAP net income	$3,360	$2,404
Patron tax	763	738
Amortization of intangibles	244	89
Gain on Drink Robust investment	(577)	-
Stock-based compensation	120	3
Litigation and other one-time settlements	247	120
Income tax expense	1,846	1,322
Preopening costs	158	89
Acquisition costs	83	-
Impairment of assets	1,358	-
Non-GAAP provision for income taxes	(2,619)	(1,667)
Non-GAAP net income	$4,983	$3,098

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	10,929	9,855
GAAP net income	$0.32	$0.24
Patron tax	0.07	0.07
Amortization of intangibles	0.02	0.01
Gain on Drink Robust investment	(0.05)	-
Stock-based compensation	0.01	0.00
Litigation and other one-time settlements	0.02	0.01
Income tax expense	0.17	0.13
Preopening costs	0.01	0.01
Acquisition costs	0.01	-
Impairment of assets	0.12	-
Non-GAAP provision for income taxes	(0.24)	(0.17)
Non-GAAP diluted net income per share	$0.47	$0.31

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income	$6,140	$5,614
Patron tax	763	738
Amortization of intangibles	244	89
Stock-based compensation	120	3
Impairment of assets	1,358	-
Litigation and other one-time settlements	247	120
Preopening costs	158	89
Acquisition costs	83	-
Non-GAAP operating income	$9,113	$6,653

Reconciliation of GAAP operating margin to	2014	2013
non-GAAP operating margin
GAAP operating income	16.8%	19.1%
Patron tax	2.1%	2.5%
Amortization of intangibles	0.7%	0.3%
Stock-based compensation	0.3%	0.0%
Impairment of assets	3.7%	0.0%
Litigation and other one-time settlements	0.7%	0.4%
Preopening costs	0.4%	0.3%
Acquisition costs	0.2%	0.0%
Non-GAAP operating margin	25.0%	22.6%

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

As of December 31, 2014, excluding the patron tax liability, we had working capital of $8.1 million compared to working capital of a negligible amount as of September 30, 2014. The increase is principally due to the increase in cash detailed in the accompanying consolidated statement of cash flows. Because of the large volume of cash we handle, stringent cash controls have been implemented. At December 31, 2014, our cash and cash equivalents were $13.2 million compared to $10.0 million at September 30, 2014.

Our depreciation for the quarter ended December 31, 2014 was $1.4 million compared to $1.3 million for the quarter ended December 31, 2013. Our amortization for the quarter ended December 31, 2014 was $244,000 compared to $89,000 for the quarter ended December 31, 2013.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(In thousands)	Three Months Ended December 31,
	2014	2013
Income from continuing operations	$3,265	$2,357
Depreciation and amortization	1,645	1,392
Deferred taxes	1,523	890
Stock compensation expense	120	3
Change in operating assets and liabilities	(2,232)	1,175
Impairment of assets	1,358	-
Gain from original investment in Drink Robust	(577)	-
Other	(10)	13
	$5,092	$5,830

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(In thousands)	Three Months Ended December 31,
	2014	2013
Additions to property and equipment	$(792)	$(5,613)
Acquisition of development rights in New York building	-	(5,325)
Additions of businesses, net of cash acquired	(200)	(500)
	$(992)	$(11,438)

 Following is a reconciliation of our additions to property and equipment for the quarters ended December 31, 2014 and 2013:

(in thousands)	Three Months Ended December 31,
	2014	2013
Acquisition of real estate	$74	$1,231
Purchase of aircraft and upgrades	-	4,292
Capital expenditures funded by debt	-	(4,348)
New capital expenditure in new clubs	590	4,079
Maintenance capital expenditures	128	359
Total capital expenditures in consolidated statement of cash flows	$792	$5,613

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(In thousands)	Three Months Ended December 31,
	2014	2013
Proceeds from long-term debt	$4,957	$7,025
Payments on long-term debt	(4,711)	(1,767)
Purchase of treasury stock	(1,085)	-
Distribution of noncontrolling interests	(54)	(54)
	$(893)	$5,204

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Three Months Ended December 31,
	2014	2013
Operating activities	$5,092	$5,830
Investing activities	(992)	(11,438)
Financing activities	(893)	5,204
Net increase (decrease) in cash	$3,207	$(404)

Other than the potential loss of the Patron Tax issue with the State of Texas and the ongoing labor law litigation in the state of New York (see Note 11 of Notes to Consolidated Financial Statements), we are not aware of any other event or trend that would potentially affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations.   We also believe that, in the event of loss of the Patron Tax issue, the State of Texas would waive any penalties and allow us to pay out any liability over a reasonable amount of time.   In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase
	2014	(Decrease)	2013

Sales of alcoholic beverages	$15,239	30.4%	$11,689
Sales of food and merchandise	5,225	52.6%	3,423
Service Revenues	14,224	11.7%	12,730
Other	1,799	13.8%	1,581
Total Revenues	$36,487	24.0%	$29,423
Net cash provided by operating activities	5,092	-12.7%	5,830
Adjusted EBITDA*	9,726	32.7%	7,339
Long-term debt	69,795	-20.4%	87,645

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended December 31, 2014, we purchased 109,616 shares of common stock in the open market for an aggregate cost of $1,084,561. Under the Board's authority, we have $7.8 million remaining to purchase additional shares as of December 31, 2014.

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

During fiscal 2012, we acquired eleven existing nightclub operations and two other licensed locations under development for a total cost of approximately $35.4 million, including real property of approximately $7.6 million. These acquisitions were funded primarily with cash of approximately $4.9 million, debt of $22 million and real property debt of approximately $9.0 million. These nightclub operations had total revenues of approximately $18.5 million and $4.3 million and net income before taxes of approximately $2.9 million and $620,000 for fiscal years 2014 and 2013, respectively. These amounts do not include the acquisition of approximately $10.1 million of real estate relating to the Jaguars acquisition which was closed on October 16, 2012.

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

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its common stock for a total purchase price of $5.0 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “ Internal Control—Integrated Framework ” (1992 version). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 11 of Notes to Consolidated Financial Statements within this Quarterly Report on Form 10-Q for the requirements of this Item, which section is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended December 31, 2014, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2014, the Company issued 200,000 shares of common stock in connection with the acquisition of a controlling interest in Drink Robust, Inc. The securities sold qualified for exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The sale of securities did not involve a “public offering” based upon the following factors: (i) the sales of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended December 31, 2014, we purchased 109,616 shares of common stock in the open market for an aggregate cost of $1,084,561. Under the Board's authority, we have $7.8 million remaining to purchase additional shares as of December 31, 2014.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Oct-14	-	$-	-	$8,848
Nov-14	43	$10.23	43	$8,409
Dec-14	67	$9.68	67	$7,764
Total for the three months ended Dec. 31, 2014	110	9.89	110

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014, as described above.
(2)	Prices include any commissions and transaction costs.

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

Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2015	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2015	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

