Form 10-Q
period 2015-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2015-05-11
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of April 30, 2015, 10,252,127 shares of the registrant’s Common Stock were outstanding.

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

As used herein, the “Company,” “RCIHH,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.

i

PART I                 FINANCIAL INFORMATION

Item 1.             Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	March 31, 2015	September 30, 2014
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$13,661	$9,964
Accounts receivable:
Trade, net	2,635	1,060
Other, net	762	685
Marketable securities	609	596
Inventories	2,426	1,879
Deferred tax asset	7,041	5,378
Prepaid expenses and other current assets	3,342	3,789
Total current assets	30,476	23,351

Property and equipment, net	117,558	113,962

Other assets:
Goodwill	43,425	43,374
Indefinite lived intangibles	56,175	53,968
Definite lived intangibles	10,471	675
Other	2,367	3,812
Total other assets	112,438	101,829

Total assets	$260,472	$239,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	March 31, 2015	September 30, 2014
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,189	$2,198
Accrued liabilities	17,336	9,195
Texas patron tax liability	17,057	15,486
Current portion of long-term debt	8,590	12,315
Total current liabilities	46,172	39,194

Deferred tax liability	29,594	27,688
Other long-term liabilities	908	924
Long-term debt	62,952	58,037
Total liabilities	139,626	125,843

Commitments and contingencies

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,252 and 10,067 shares issued and outstanding, respectively	103	101
Additional paid-in capital	70,391	66,727
Accumulated other comprehensive income	104	91
Retained earnings	43,888	43,370
Total RCIHH permanent stockholders’ equity	114,486	110,289
Noncontrolling interests	6,360	3,010
Total permanent stockholders’ equity	120,846	113,299

Total liabilities and stockholders’ equity	$260,472	$239,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$15,576	$12,985	$30,815	$24,674
Sales of food and merchandise	5,241	3,979	10,466	7,402
Service revenues	14,559	14,347	28,783	27,077
Other	2,034	1,559	3,833	3,140
Total revenues	37,410	32,870	73,897	62,293

Operating expenses:
Cost of goods sold	5,381	4,041	10,492	7,788
Salaries and wages	8,115	6,854	16,147	13,431
Stock compensation	120	151	240	154
Other general and administrative:
Taxes and permits	5,709	5,142	11,102	9,557
Charge card fees	544	449	1,091	877
Rent	1,184	1,156	2,325	2,384
Legal and professional	1,064	426	2,023	1,214
Advertising and marketing	1,312	1,406	2,679	2,691
Insurance	801	972	1,621	1,771
Utilities	708	646	1,442	1,241
Depreciation and amortization	1,886	1,513	3,531	2,906
(Gain) loss on sale of property	(18)	(86)	(18)	(86)
Impairment of assets	-	-	1,358	-
Settlement of lawsuits and other one time costs	10,303	150	10,550	270
Other	2,917	2,591	5,790	5,022
Total operating expenses	40,026	25,411	70,373	49,220
Operating income (loss)	(2,616)	7,459	3,524	13,073

Other income (expense):
Interest income	26	35	39	112
Interest expense	(1,783)	(1,924)	(3,402)	(3,936)
Gain from original investment in Drink Robust, Inc.	-	-	577	-
Income (loss) before income taxes	(4,373)	5,570	738	9,249
Income taxes (benefit)	(1,265)	1,922	581	3,245
Net income (loss)	(3,108)	3,648	157	6,004
Less: net (income) loss attributable to noncontrolling interests	267	74	362	121
Net income (loss) attributable to RCI Hospitality Holdings, Inc.	$(2,841)	$3,722	$519	$6,125

Basic earnings (loss) per share attributable to RCIHH shareholders:
Net income	$(0.28)	$0.39	$0.05	$0.64
Diluted earnings (loss) per share attributable to RCIHH shareholders:
Net income	$(0.28)	$0.37	$0.05	$0.62

Weighted average number of common shares outstanding:
Basic	10,275	9,661	10,269	9,604
Diluted	10,275	10,853	10,273	10,763

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)

Net income (loss)	$(3,108)	$3,648	$157	$6,004
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	5	18	13	18
Comprehensive income (loss)	(3,103)	3,666	170	6,022
Comprehensive (income) loss attributable to noncontrolling interests	267	74	362	121
Comprehensive income (loss) to common stockholders	$(2,836)	$3,740	$532	$6,143

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE SIX MONTHS ENDED MARCH 31,
	2015	2014
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157	$6,004
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,531	2,906
Deferred taxes	1,461	734
Impairment of assets	1,358	-
Amortization of note discount	33	44
(Gain) from original investment in Drink Robust	(577)	-
Deferred rents	(16)	(16)
Beneficial conversion	5	-
Stock compensation expense	240	154
Changes in operating assets and liabilities:
Accounts receivable	(2,844)	(746)
Inventories	(428)	(300)
Prepaid expenses and other assets	2,782	(2,107)
Accounts payable and accrued liabilities	7,417	4,924
Cash provided by operating activities	13,119	11,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,869)	(8,198)
Acquisition of development rights in New York building	-	(5,325)
Acquisition of businesses, net of cash acquired	(1,244)	(500)
Net cash used by investing activities	(4,113)	(14,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(8,234)	(4,335)
Proceeds from long-term debt	4,958	7,025
Exercise of stock options	-	844
Purchase of treasury stock	(1,925)	-
Distribution to noncontrolling interests	(108)	(108)
Cash provided by (used in) financing activities	(5,309)	3,426

NET INCREASE IN CASH	3,697	1,000
CASH AT BEGINNING OF PERIOD	9,964	10,638
CASH AT END OF PERIOD	$13,661	$11,638
CASH PAID DURING PERIOD FOR:
Interest	$3,078	$3,375
Income taxes	$1,724	$475

See accompanying notes to consolidated financial statements.

Non-cash transactions and other:

During the six months ended March 31, 2015, the Company incurred $1.4 million in seller-financed long-term debt in connection with the acquisition of real estate.

During the six months ended March 31, 2015, the Company converted debt principal and interest valued at $1.8 million into 177,018 common shares.

During the six months ended March 31, 2015, the Company purchased and retired 192,427 common treasury shares. The cost of these shares was $1.9 million.

During the six months ended March 31, 2015, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2014 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENT

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

Following are certain remarkable accounting principles and disclosures.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Accounting

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

The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of March 31, 2015, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$104	$609

The Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses were recognized during the quarter ended March 31, 2015.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
March 31, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$609	$609	$-	$-

(in thousands)	Carrying
September 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$555	$555	$-	$-

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The compensation costs recognized for the three months ended March 31, 2015 and 2014 were $120,012 and $150,605, respectively, and were $240,024 and $153,527 for the six months then ended, respectively. There were 100,000 stock option exercises during the quarter ended March 31, 2014, aggregating $843,600. There were no stock option grants or exercises for the three and six months ended March 31, 2015.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended March 31, 2015:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	10	$8.70
Granted	-	-
Cancelled or expired	-	-
Exercised	-	8.70
Outstanding as of March 31, 2015	10	$8.70	0.25	$17
Options exercisable as of March 31, 2015	10	$8.70	0.25	$17

5.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2015 and 2014:

(in thousands)	2015			2014
	Definite-Lived Intangibles	Licenses	Goodwill	Definite-Lived Intangibles	Licenses	Goodwill
Beginning balance	$729	$53,968	$43,374	$1,065	$54,966	$43,987
Intangibles acquired	10,375	3,565	-	-	-	-
Impairment	-	(1,358)	-	-	-	-
Other	(633)		51	(171)	265	-
Ending balance	$10,471	$56,175	$43,425	$894	$55,231	$43,987

During the six months ended March 31, 2015, we have recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

6.	LONG-TERM DEBT

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

The fair value of the warrants was estimated to be $105,318 in accordance with GAAP, using a Black-Scholes option-pricing model using the following weighted average assumptions:

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

7.	COMMON STOCK

During the six months ended March 31, 2015, the Company purchased and retired 192,427 common treasury shares. The cost of these shares was $1.9 million.

During the six months ended March 31, 2015, the Company converted debt principal and interest valued at $1.8 million into 177,018 common shares.

During the quarter ended December 31, 2014, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

8.	EARNINGS PER SHARE (EPS)

The Company computes earnings per share in accordance with GAAP, which provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

	FOR THE QUARTER		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2015	2014	2015	2014
Basic earnings per share:
Net income (loss) attributable to RCIHH’s shareholders	$(2,841)	$3,722	$519	$6,125
Average number of common shares outstanding	10,275	9,661	10,269	9,604
Basic earnings (loss) per share - net income attributable to RCIHH’s shareholders	$(0.28)	$0.39	$0.05	$0.64
Diluted earnings per share:
Net income (loss) attributable to RCIHH’s shareholders	$(2,841)	$3,722	$519	$6,125
Adustment. to net earnings from assumed conversion of debentures (1)	-	250	-	490
Adjusted net income (loss) attributable to RCIHH’s shareholders	$(2,841)	$3,972	$519	$6,615
Average number of common shares outstanding:
Common shares outstanding	10,275	9,661	10,269	9,604
Potential dilutive shares resulting from exercise of warrants and options (2)	-	176	4	173
Potential dilutive shares resulting from conversion of debentures (3)	-	1,016	-	986
Total average number of common shares outstanding used for dilution	10,275	10,853	10,273	10,763
Diluted earnings (loss) per share - net income attributable to RCIHH’s shareholders	$(0.28)	$0.37	$0.05	$0.62

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2015 and 2014 totaling $6.0 million and $11.3 million, respectively, were convertible into common stock at a price of $10.00 to $12.50 per share each year. No potential dilutive shares for each of the three and six month periods ended March 31, 2014 have been excluded from earnings per share due to being anti-dilutive. During the three and six month periods ended March 31, 2015, 524,194 shares have been excluded from earnings per share due to being anti-dilutive each period.

* EPS may not foot due to rounding.

9.	ACQUISITIONS

2015

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

9.	ACQUISITIONS - continued

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

(in thousands)

Buildings and land	$3,130
Furniture and fixtures	20
Inventory	4
SOB license	3,566
Noncompete	100
Net assets	$6,820

10.	INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and six months ended March 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Computed expected tax expense	$(1,487)	$1,894	$251	$3,145
State income taxes	74	69	148	105
Permanent differences	(148)	(41)	182	(5)
Income tax expense	$(1,265)	$1,922	$581	$3,245

Included in the Company’s deferred tax liabilities at March 31, 2015 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Texas Patron Tax

Beginning January 1, 2008, the Company’s Texas clubs became subject to a new state law requiring each club to collect and pay a $5 surcharge for every club visitor.  A lawsuit was filed by the Texas Entertainment Association (“TEA”), an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax.  On March 28, 2008, a State District Court Judge in Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid.  The judge’s order enjoined the State from collecting or assessing the tax.  The State appealed the Court’s ruling.  In Texas, when cities or the State give notice of appeal, it supersedes and suspends the judgment, including the injunction.  Therefore, the judgment of the District Court cannot be enforced until the appeals arecompleted.  Given the suspension of the judgment, the State gave notice of its right to collect the tax pending the outcome of its appeal but took no affirmative action to enforce that right.  On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution but on August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals, ruling that the SOB Fee does not violate the First Amendment to the U.S. Constitution, and remanded the case to the District Court to determine whether the fee violates the Texas Constitution.

TEA appealed the Texas Supreme Court’s decision to the U.S. Supreme Court (regarding the constitutionality of the fee under the First Amendment of the U.S. Constitution), but the U.S. Supreme Court denied the appeal on January 23, 2012. Subsequently, the case was remanded to the District Court for consideration of the remaining issues raised by TEA. On June 28, 2012, the District Court in Travis County held a hearing on TEA’s Texas Constitutional claims and on July 9, 2012 entered an order finding that the tax was a constitutional Occupations Tax. The Court denied the remainder of TEA’s constitutional claims. TEA appealed the trial court’s ruling to the Third Court of Appeals and on May 9, 2014, the Third Court of Appeals issued a ruling adverse to TEA and in favor of the State. TEA filed a petition for review to the Texas Supreme Court on July 17, 2014. The Texas Supreme Court denied TEA’s petition for review on November 21, 2014. On February 5, 2015, TEA filed a petition for writ of certiorari with the United States Supreme Court. On March 23, 2015, the Supreme Court denied TEA’s writ of certiorari.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company has not made any payments of these taxes since the first quarter of 2009, except as set forth below. However, based on the Court ruling, the Company will continue to accrue and expense the potential tax liability on its financial statements.

We also believe that, in the event of loss of the Patron Tax issue, the State of Texas would waive any penalties and allow us to pay out any liability over a reasonable amount of time. We have made plans for the payment of the lawsuit settlement and we believe that, in the event of a loss in the Patron Tax matter, we will be able to pay the remaining liabilities over time.

Since the inception of the tax, the Company has paid more than $2 million to the State of Texas under protest for all four quarters of 2008 and the first quarter of 2009, expensing it in the consolidated financial statements (except for two locations in Dallas where the taxes have not been paid, but the Company is accruing and expensing the liability).  For all subsequent quarters, as a result of the Third Court’s 2009 decision, the Company has accrued the tax, but not paid the State.  Accordingly, as of March 31, 2015, the Company has approximately $17.1 million in accrued liabilities for this tax.  Patron tax expense amounted to approximately $805,000 and $866,000 for the quarters ended March 31, 2015 and 2014, respectively. The Company’s Texas clubs have filed a separate lawsuit against the State in which the Company raises additional challenges to the statute imposing the fee or tax, demanding repayment of the taxes the Company has paid under this statute.  The courts have not yet addressed these additional claims.  If the Company is successful in the remaining litigation, the amount the Company has paid under protest should be repaid or applied to any future, constitutional admission tax or other Texas state tax liabilities. The Company has employed special state tax counsel in Austin to negotiate settlement of the Patron Taxes. In connection with the negotiations, the Company has filed and paid the Patron Taxes for the quarter ended March 31, 2015. If settled, the lawsuit mentioned above will be dismissed.

New York Settlement

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class action case filed in the United States District Court for the Southern District of New York. The settlement has been filed with the court for preliminary approval. Trial was scheduled to begin April 27, 2015. Under terms of the agreement, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. will make up to $15 million available to class members and their attorneys. The actual amount paid will be determined based on the number of class members responding by the end of a three-month notice period, with final court approval expected sometime after that. Any unclaimed checks or payments will revert back to our subsidiaries. Based on the current schedule, an initial payment of $1,833,333 will be made in approximately five months, with two subsequent payments of $1,833,333 each being made in equal annual installments. As part of the settlement, we were required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

Filed in 2009, the case claimed Rick’s Cabaret New York misclassified entertainers as independent contractors. Plaintiffs sought minimum wage for the hours they danced and return of certain fees. RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. maintained the dancers were properly classified, and alternatively, amounts earned were well in excess of the minimum wage and should satisfy any obligations.

In accordance with GAAP, the Company has accrued $10.3 million as of March 31, 2015 as the estimated liability for its obligations under the settlement.

Indemnity Insurance

As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013.  The Company and its subsidiaries changed insurance companies on that date. On November 7, 2013, the Court of Chancery of the State of Delaware entered a Rehabilitation and Injunction Order, which declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware in her capacity as receiver (“Receiver”).  The order empowered the Receiver to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets as necessary.  Further, the order stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014. Since the expiration of the order the lawsuits have resumed. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver.

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date, which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries, and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to evaluate and defend against these claims and lawsuits. It is unknown at this time what effect this liability exposure will have on the Company.  The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline. There can be no assurance, however, of any recovery from these claims. The Company’s new general liability coverage obtained from another insurer will cover any claims arising from actions after October 25, 2013.

Settlement of lawsuits and other one-time costs include no settlements during the quarters ended December 31, 2014 and 2013 in settlements with claimants which were unpaid by our general liability insurance carrier.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Business segment sales:
Night clubs	$31,933	$31,196	$62,995	$59,550
Bombshells	4,813	1,379	9,721	2,083
Other	664	295	1,181	660
	$37,410	$32,870	$73,897	$62,293

Business segment operating income:
Night clubs	$114	$9,644	$8,671	$17,618
Bombshells	571	(12)	1,111	(317)
Other	(797)	(87)	(1,344)	(257)
General corporate	(2,504)	(2,086)	(4,914)	(3,971)
	$(2,616)	$7,459	$3,524	$13,073

Business segment capital expenditures:
Night clubs	$710	$813	$675	$4,365
Bombshells	676	1,735	1,553	3,151
Other	430	-	444	-
General Corporate	91	37	197	682
	$1,907	$2,585	$2,869	$8,198

Business segment depreciation and amortization:
Night clubs	$763	$848	$1,584	$1,648
Bombshells	221	41	274	53
Other	305	4	510	10
General corporate	597	620	1,163	1,195
	$1,886	$1,513	$3,531	$2,906

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

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $620,519 at March 31, 2015. The compensation cost recognized for the six months ended March 31, 2015 was $240,024.

14. WARRANTS ISSUED

In February 2014, the Company issued warrants to acquire 100,000 shares of the Company’s common stock to a financial adviser. The exercise price of the warrants is $11.77. The warrants were exercisable immediately and expire in two years. The fair value of the warrants, which was entirely charged to expense upon issuance, was estimated to be $147,683 in accordance GAAP, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

15. SUBSEQUENT EVENTS

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million. At this time, the Company has not allocated the purchase price to the acquired assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of April 30, 2015, we operate a total of forty-five establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments, nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

SCHEDULE OF UNITS

Name of Establishment	Date Acquired/Opened
Club Onyx, Houston, TX	1995
RICK’S Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret North, Houston, TX	2004
RICK’S Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
RICK’S Cabaret, San Antonio, TX	2006
XTC Cabaret South, South Houston, TX	2006
RICK’S Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
RICK’S Cabaret, North Austin, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
RICK’S Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
RICK’S Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Rick’s Cabaret, Lubbock, TX	2012
Jaguar's Club, Beaumont, TX	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Bombshells, Webster, TX	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Austin, TX	2014
RICK’S Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014
Bombshells, Fuqua (Houston)	2014
Union Square, Fort Worth, TX	2014
Bombshells, Willowbrook (Houston) (1)	2015
Down in Texas Saloon, Austin TX (2)	2015

(1) To be opened in fall 2015.

(2) Acquired in January 2015.

 As noted above, we have the following nightclubs/restaurant under contract as of March 31, 2015:

•	Bombshells Willowbrook to be opened in fall 2015.

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

Goodwill and Intangible Assets

GAAP addresses the accounting for goodwill and other intangible assets. Goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired in accordance with GAAP.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Stock-Based Compensation

The compensation cost recognized for the six months ended March 31, 2015 and 2014 was $240,024 (from restricted stock) and $150,605 (from options), respectively. There were no stock options exercises for the six months ended March 31, 2015 There were 100,000 stock options exercised during the quarter ended March 31, 2014, aggregating $843,600.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

For the three months ended March 31, 2015, we had consolidated total revenues of $37.4 million compared to consolidated total revenues of $32.9 million for the three months ended March 31, 2014, an increase of $4.5 million or 13.8%. The increase in total revenues was primarily attributable to clubs acquired or opened during the last year with a 2.1% increase in same-store sales. Total revenues for same-location-same-period of club operations increased to $29.1 million for the three months ended March 31, 2015 from $28.5 million for the same period ended March 31, 2014. This increase is principally due to increases at many clubs, offset by severe winter weather in 2015, especially in Dallas/Fort Worth in March, where we have eleven units.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2015 and 2014 with percentages compared to total revenue:

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$15,576	41.6%	$12,985	39.5%
Sales of food and merchandise	5,241	14.0%	3,979	12.1%
Service Revenues	14,559	38.9%	14,347	43.6%
Other	2,034	5.4%	1,559	4.7%
Total Revenues	37,410	100.0%	32,870	100.0%

Cost of Goods Sold	5,381	14.4%	4,041	12.3%
Salaries & Wages	8,115	21.7%	6,854	20.9%
Stock-based Compensation	120	0.3%	151	0.5%
Taxes and permits	5,709	15.3%	5,142	15.6%
Charge card fees	544	1.5%	449	1.4%
Rent	1,184	3.2%	1,156	3.5%
Legal & professional	1,064	2.9%	426	1.3%
Advertising and marketing	1,312	3.5%	1,406	4.3%
Insurance	801	2.1%	972	3.0%
Utilities	708	1.9%	646	2.0%
Depreciation and amortization	1,886	5.0%	1,513	4.6%
Gain on sale of property	(18)	0.0%	(86)	-0.3%
Impairment of assets	-	0.0%	-	0.0%
Settlement of lawsuits and other one-time costs	10,303	27.5%	150	0.5%
Other	2,917	7.8%	2,591	7.9%
Total operating expenses	40,026	107.0%	25,411	77.3%
Operating income (loss)	(2,616)	-7.0%	7,459	22.7%

Interest income	26	0.1%	35	0.1%
Interest expense	(1,783)	-4.8%	(1,924)	-5.9%
Gain from original investment in Drink Robust, Inc.	-	0.0%	-	0.0%
Income (loss) from continuing operations before income taxes	$(4,373)	-11.7%	$5,570	16.9%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club operations was 11.9% and 11.5% for the three months ended March 31, 2015 and 2014, respectively. The cost of goods sold for same-location-same-period of club operations for the three months ended March 31, 2015 was 12.2%, compared to 11.7% for the same period ended March 31, 2014.

Payroll for same-location-same-period of club operations was $5.1 million for the three months ended March 31, 2015 and $4.7 million for the same period in 2014. Management currently believes that its labor and management staff levels are appropriate.

The increase in legal and professional expense is principally due to the labor lawsuit in New York which was active and settled in 2015.

The decrease in insurance expense is principally due to a general liability insurance premium decrease in the current fiscal year compared to the prior year. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

Income taxes (benefit), as a percentage of income (loss) before taxes was 28.9% and 34.5% for the quarters ended March 31, 2015 and 2014, respectively. The decrease in 2015 is principally due to the amount of the stock-based compensation, which is not deductible for tax purposes, relative to the small amount of the pretax loss, in addition to the stock option disqualifying disposition in 2014 .

Operating income (loss) (exclusive of corporate overhead) for same-location-same-period of club operations was $(2.6) million and $7.4 million for the quarters ended March 31, 2015 and 2014, respectively. The decrease is due to the settlement of a lawsuit in 2015. Without the lawsuit settlement, operating income in the 2015 period would have been $7.7 million.

Our “operating margin”, the percentage of operating income to total revenues, was (7.0) % and 22.7% for the quarters ended March 31, 2015 and 2014, respectively. Excluding the Settlement of lawsuits, the 2015 operating margin would have been 20.4%. The operating margins of our bar/restaurants are lower than our adult nightclubs, contributing to the slight decline in 2015.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2014

For the six months ended March 31, 2015, we had consolidated total revenues of $73.9 million compared to consolidated total revenues of $62.3 million for the six months ended March 31, 2014, an increase of $11.6 million or 18.6%. The increase in total revenues was primarily attributable to new club acquisitions and an increase in total revenues for same-location-same-period of 3.0% for the six months ended March 31, 2015 compared to the same period in 2014. This increase is despite the severe winter weather in 2015.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2015 and 2014 with percentages compared to total revenue:

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$30,815	41.7%	$24,674	39.6%
Sales of food and merchandise	10,466	14.2%	7,402	11.9%
Service Revenues	28,783	39.0%	27,077	43.5%
Other	3,833	5.2%	3,140	5.0%
Total Revenues	73,897	100.0%	62,293	100.0%

Cost of Goods Sold	10,492	14.2%	7,788	12.5%
Salaries & Wages	16,147	21.9%	13,431	21.6%
Stock-based Compensation	240	0.3%	154	0.2%
Taxes and permits	11,102	15.0%	9,557	15.3%
Charge card fees	1,091	1.5%	877	1.4%
Rent	2,325	3.1%	2,384	3.8%
Legal & professional	2,023	2.7%	1,214	1.9%
Advertising and marketing	2,679	3.6%	2,691	4.3%
Insurance	1,621	2.2%	1,771	2.8%
Utilities	1,442	2.0%	1,241	2.0%
Depreciation and amortization	3,531	4.8%	2,906	4.7%
Gain on sale of property	(18)	0.0%	(86)	-0.1%
Impairment of assets	1,358	1.8%	-	0.0%
Settlement of lawsuits and other one-time costs	10,550	14.3%	270	0.4%
Other	5,790	7.8%	5,022	8.1%
Total operating expenses	70,373	95.2%	49,220	79.0%
Operating income	3,524	4.8%	13,073	21.0%

Interest income	39	0.1%	112	0.2%
Interest expense	(3,402)	-4.6%	(3,936)	-6.3%
Gain from original investment in Drink Robust, Inc.	577	0.8%	-	0.0%
Income from continuing operations before income taxes	$738	1.0%	$9,249	14.8%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club operations for the six months ended March 31, 2015 was 11.8% compared to 11.9% for the six months ended March 31, 2014. The cost of goods sold for same-location-same-period of club operations for the six months ended March 31, 2015 was 12.3%, compared to 12.1% for the same period ended March 31, 2014.

Payroll for same-location-same-period of club operations was $10.0 million for the six months ended March 31, 2015 and $9.5 million for the same period in 2014. Management currently believes that its labor and management staff levels are appropriate.

The decrease in stock-based compensation is due to the stock options issued to employees and Board members in 2012 completely vesting in 2013. The stock-based compensation for 2015 represents amortization of restricted stock issued to certain employees.

The increase in legal and professional expense is principally due to the labor lawsuit in New York which was active and settled in 2015.

The decrease in insurance expense is principally due to a general liability insurance premium decrease in the current fiscal year compared to the prior year. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

During the quarter ended December 31, 2014, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

Income tax expense, as a percentage of income before taxes was 78.7% and 35.0% for the six months ended March 31, 2015 and 2014, respectively. The higher rate in 2015 is principally due to the amount of the stock-based compensation, which is not deductible for tax purposes, relative to the small amount of the pretax income, in addition to the stock option disqualifying disposition in 2014.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations decreased to $8.3 million for the six months ended March 31, 2015 from $17.6 million for same period ended March 31, 2014. The 2015 period was affected by the accrual of the New York lawsuit settlement amounting to $10.3 million. Without the lawsuit settlement, operating income in the 2015 period would have been $18.9 million.

Our “operating margin”, the percentage of operating income to total revenues, was 4.8% and 21.0% for the six months ended March 31, 2015 and 2014, respectively. The decrease is due to the settlement of lawsuit in 2015. Without the lawsuit settlement, operating margin in the 2015 period would have been 18.7%.

See Note 9 of Notes to Consolidated Financial Statements for an explanation of the gain from original investment in Drink Robust, Inc.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Business segment sales:
Night clubs	$31,933	$31,196	$62,995	$59,550
Bombshells	4,813	1,379	9,721	2,083
Other	664	295	1,181	660
	$37,410	$32,870	$73,897	$62,293

Business segment operating income (loss):
Night clubs	$114	$9,644	$8,671	$17,618
Bombshells	571	(12)	1,111	(317)
Other	(797)	(87)	(1,344)	(257)
General corporate	(2,504)	(2,086)	(4,914)	(3,971)
	$(2,616)	$7,459	$3,524	$13,073

Business segment capital expenditures:
Night clubs	$710	$813	$675	$4,365
Bombshells	676	1,735	1,553	3,151
Other	430	-	444	-
General Corporate	91	37	197	682
	$1,907	$2,585	$2,869	$8,198

Business segment depreciation and amortization:
Night clubs	$763	$848	$1,584	$1,648
Bombshells	221	41	274	53
Other	305	4	510	10
General corporate	597	620	1,163	1,195
	$1,886	$1,513	$3,531	$2,906

We had only one Bombshells open as of December 31, 2013. As of December 31, 2014, we had five Bombshells open and one more scheduled to open in the Spring of 2015. Therefore, the Bombshells brand was immature as of December 31, 2013 and was beginning to mature into a profitable segment by March 31, 2015.

Nightclubs operating income above is reduced by $10.3 million settlement of lawsuits and one-time costs for the three and six months ended March 31, 2015.

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

The following tables present our non-GAAP measures for the periods ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

(in thousands)	2015	2014	2015	2014
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income (loss)	$(2,841)	$3,722	$519	$6,125
Income tax expense	(1,265)	1,922	362	3,245
Interest expense and income and gain on Drink Robust investment	1,783	1,924	3,402	3,936
Litigation and other one-time legal settlements	10,303	150	10,550	270
Preopening costs	268	-	328	-
Acquisition costs	95	-	178	-
Impairment of assets	-	-	1,358	-
Depreciation and amortization	1,886	1,513	3,531	2,906
Adjusted EBITDA	$10,229	$9,231	$20,228	$16,482

Reconcilation of GAAP net income (loss) to
non-GAAP net income
GAAP net income (loss)	$(2,841)	$3,722	$519	$6,125
Patron tax	805	866	1,567	1,605
Amortization of intangibles	336	82	579	171
Gain on Drink Robust investment			(577)	-
Stock-based compensation	120	151	240	154
Litigation and other one-time settlements	10,303	150	10,550	270
Pre-opening costs	268	122	328	416
Income tax expense	(1,265)	1,922	362	3,245
Acquisition costs	95	18	178	18
Impairment of assets	-	-	1,358	-
Non-GAAP provision for income taxes	(2,695)	(2,409)	(5,202)	(4,148)
Non-GAAP net income	$5,126	$4,624	$9,902	$7,857

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	10,275	10,853	10,273	10,763
GAAP net income	$(0.28)	$0.37	$0.05	$0.62
Patron tax	0.08	0.08	0.15	0.15
Amortization of intangibles	0.03	0.01	0.06	0.02
Gain on Drink Robust investment	-	-	(0.06)	-
Stock-based compensation	0.01	0.01	0.02	0.01
Litigation and other one-time settlements	1.00	0.01	1.03	0.03
Pre-opening costs	0.03	0.01	0.03	0.04
Income tax expense	(0.12)	0.18	0.04	0.30
Acquisition costs	0.01	0.00	0.02	0.00
Impairment of assets	-	-	0.13	-
Non-GAAP provision for income taxes	(0.26)	(0.22)	(0.51)	(0.39)
Non-GAAP diluted net income per share	$0.50	$0.45	$0.96	$0.78

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income (loss)	$(2,616)	$7,459	$3,524	$13,073
Patron tax	805	866	1,567	1,605
Amortization of intangibles	336	82	579	171
Stock-based compensation	120	151	240	154
Impairment of assets
Litigation and other one-time settlements	10,303	150	10,550	270
Pre-opening costs	268	122	328	416
Acquisition costs	95	18	178	18
Non-GAAP operating income	$9,311	$8,848	$16,966	$15,707

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	-7.0%	22.7%	4.8%	21.0%
Patron tax	2.2%	2.6%	2.1%	2.6%
Amortization of intangibles	0.9%	0.2%	0.8%	0.3%
Stock-based compensation	0.3%	0.5%	0.3%	0.2%
Impairment of assets	0.0%	0.0%	0.0%	0.0%
Litigation and other one-time settlements	27.5%	0.5%	14.3%	0.4%
Pre-opening costs	0.7%	0.4%	0.4%	0.7%
Acquisition costs	0.3%	0.1%	0.2%	0.0%
Non-GAAP operating margin	24.9%	26.9%	23.0%	25.2%

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

As of March 31, 2015, excluding the patron tax liability, we had working capital of $1.4 million compared to working capital deficit of $357,000 as of September 30, 2014. As much of this current portion of debt is convertible debt, it is anticipated that it will be redeemed with common shares. Because of the large volume of cash we handle, stringent cash controls have been implemented. At March 31, 2015, our cash and cash equivalents were $13.7 million compared to $10.0 million at September 30, 2014.

Our depreciation for the quarter ended March 31, 2015 was $1.5 million compared to $1.4 million for the quarter ended March 31, 2014. Our amortization for the quarter ended March 31, 2015 was $335,000 compared to $82,000 for the quarter ended March 31, 2014.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(In thousands)	Six Months Ended March 31,
	2015	2014
Net income	$157	$6,004
Depreciation and amortization	3,531	2,906
Deferred taxes	1,461	734
Stock compensation expense	240	154
Change in operating assets and liabilities	6,927	1,771
Impairment of assets	1,358	-
Gain from original investment in Drink Robust	(577)	-
Other	22	28
	$13,119	$11,597

Cash Flows from Investing Activities

(In thousands)	Six Months Ended March 31,
	2015	2014
Additions to property and equipment	$(2,869)	$(8,198)
Acquisition of development rights in New York building		(5,325)
Additions of businesses, net of cash acquired	(1,244)	(500)
	$(4,113)	$(14,023)

Following is a reconciliation of our additions to property and equipment for the six months ended March 31, 2015 and 2014:

(in thousands)	Six Months Ended March 31,
	2015	2014
Acquisition of real estate	$4,149	$1,977
Purchase of aircraft and upgrades	-
Capital expenditures funded by debt	(3,678)	(4,348)
New capital expenditure in new clubs and purchase of aircraft	1,919	9,883
Maintenance capital expenditures	479	686
Total capital expenditures in consolidated statement of cash flows	$2,869	$8,198

Cash Flows from Financing Activities

(In thousands)	Six Months Ended March 31,
	2015	2014
Proceeds from long-term debt	$4,958	$7,025
Payments on long-term debt	(8,234)	(4,335)
Exercise of stock options	-	844
Purchase of treasury stock	(1,925)	-
Distribution of minority interests	(108)	(108)
	$(5,309)	$3,426

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Six Months Ended March 31,
	2015	2014
Operating activities	$13,119	$11,597
Investing activities	(4,113)	(14,023)
Financing activities	(5,309)	3,426
Net increase (decrease) in cash	$3,697	$1,000

The following table presents a summary of such indicators for the six months ended March 31:

		Increase
	2015	(Decrease)	2014

Sales of alcoholic beverages	$30,815	24.9%	$24,674
Sales of food and merchandise	10,466	41.4%	7,402
Service Revenues	28,783	6.3%	27,077
Other	3,833	22.1%	3,140
Total Revenues	$73,897	18.6%	$62,293
Net cash provided by operating activities	13,119	13.1%	11,597
Adjusted EBITDA*	20,228	22.7%	16,482
Long-term debt	71,542	2.0%	70,352

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended March 31, 2015, we purchased 82,811 shares of common stock in the open market for an aggregate cost of $840,340. Under the Board's authority, we have $7.0 million remaining to purchase additional shares as of March 31, 2015.

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

Principally during 2014 and 2015, we have opened five Bombshells and we have another unit under construction at this time. We are considering other locations to add to our Bombshells division.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended March 31, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended March 31, 2015, we purchased 82,811 shares of common stock in the open market for an aggregate cost of $840,340. Under the Board's authority, we have $7.0 million remaining to purchase additional shares as of March 31, 2015.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Jan-15	40	$9.94	40	$7,724
Feb-15	12	$9.83	12	$7,712
Mar-15	31	$10.53	31	$7,681
Total for the three months ended March 31, 2015	83	$10.15	83	7,681

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014, as described above.
(2)	Prices include any commissions and transaction costs.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 11, 2015	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 11, 2015	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

