Form 10-Q
period 2015-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2015-08-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of July 31, 2015, 10,257,323 shares of the registrant’s Common Stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except per share data)	June 30, 2015	September 30, 2014
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$14,730	$9,964
Accounts receivable:
Trade, net	1,439	1,060
Other, net	815	685
Marketable securities	604	596
Inventories	2,517	1,879
Deferred tax asset	3,791	5,378
Prepaid expenses and other current assets	3,153	3,789
Total current assets	27,049	23,351

Property and equipment, net	121,150	113,962

Other assets:
Goodwill	47,316	43,374
Other indefinite lived intangibles	56,175	53,968
Definite lived intangibles	10,645	675
Other	2,650	3,812
Total other assets	116,786	101,829

Total assets	$264,985	$239,142

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	June 30, 2015	September 30, 2014
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,848	$2,198
Accrued liabilities	13,625	9,195
Texas patron tax liability	935	15,486
Current portion of long-term debt	11,390	12,315
Total current liabilities	28,798	39,194

Deferred tax liability	29,662	27,688
Other long-term liabilities	4,562	924
Long-term debt	72,971	58,037
Total liabilities	135,993	125,843

Commitments and contingencies

PERMANENT STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,257 and 10,067 shares issued and outstanding, respectively	103	101
Additional paid-in capital	70,515	66,727
Accumulated other comprehensive income	99	91
Retained earnings	52,156	43,370
Total RCIHH’s permanent stockholders’ equity	122,873	110,289

Noncontrolling interests	6,119	3,010
Total permanent stockholders’ equity	128,992	113,299

Total liabilities and stockholders’ equity	$264,985	$239,142

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$15,148	$13,626	$45,963	$38,300
Sales of food and merchandise	5,049	4,076	15,515	11,478
Service revenues	13,870	14,035	42,623	41,112
Other	1,694	1,606	5,557	4,746
Total revenues	35,761	33,343	109,658	95,636

Operating expenses:
Cost of goods sold	5,033	4,295	15,525	12,083
Salaries and wages	8,176	7,219	24,323	20,650
Stock compensation	120	2	360	156
Other general and administrative:
Taxes and permits	5,444	5,150	16,546	14,707
Charge card fees	562	479	1,653	1,356
Rent	1,189	1,315	3,514	3,699
Legal and professional	939	1,206	2,962	2,420
Advertising and marketing	1,506	1,420	4,185	4,111
Insurance	866	1,014	2,487	2,785
Utilities	727	650	2,169	1,891
Depreciation and amortization	1,923	1,532	5,454	4,438
Loss on sale of property	178	334	160	248
Impairment of assets	-	-	1,358	-
Settlement of lawsuits and other one-time costs	10	3,233	10,560	3,503
Gain on settlement of patron tax	(8,167)	-	(8,167)	-
Other	3,103	2,602	8,893	7,624
Total operating expenses	21,609	30,451	91,982	79,671
Operating income	14,152	2,892	17,676	15,965
Other income (expense):
Interest income	-	-	39	112
Interest expense	(1,630)	(2,060)	(5,032)	(5,996)
Gain from original investment in Drink Robust	-	-	577	-
Income before income taxes	12,522	832	13,260	10,081
Income taxes	4,442	203	5,023	3,448
Net income	8,080	629	8,237	6,633
Less: net (income) loss attributable to noncontrolling interests	187	62	549	183
Net income attributable to RCI Hospitality Holdings, Inc.	$8,267	$691	$8,786	$6,816

Basic earnings per share attributable to RCIHH’s shareholders:
Net income	$0.81	$0.07	$0.86	$0.70
Diluted earnings per share attributable to RCIHH’s shareholders:
Net income	$0.78	$0.07	$0.85	$0.69
Weighted average number of common shares outstanding:
Basic	10,245	9,883	10,262	9,695
Diluted	10,707	9,968	10,724	9,922

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)

Net income	$8,080	$629	$8,237	$6,633
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(5)	13	8	31
Comprehensive income	8,075	642	8,245	6,664
Less: net (income) loss attributable to noncontrolling interests	187	62	549	183
Comprehensive income to common stockholders	$8,262	$704	$8,794	$6,847

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE NINE MONTHS ENDED JUNE 30,
	2015	2014
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,237	$6,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,454	4,438
Deferred taxes	3,459	225
Amortization of note discount	47	65
Beneficial conversion	8	-
Deferred rents	(24)	(17)
Stock compensation expense	360	156
Loss on sale of assets and impairment of assets	1,518	248
Gain on settlement of patron tax	(8,167)	-
Gain from original investment in Drink Robust	(577)	-
Changes in operating assets and liabilities:
Accounts receivable	(439)	(532)
Inventories	(410)	(324)
Prepaid expenses and other assets	1,340	(1,286)
Accounts payable and accrued liabilities	7,474	4,192
Cash provided by operating activities	18,280	13,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,967)	(11,822)
Proceeds from sale of assets	-	223
Acquisition of development rights in New York building	-	(5,325)
Acquisition of businesses, net of cash acquired	(2,217)	(500)
Net cash used by investing activities	(6,184)	(17,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(9,916)	(5,899)
Proceeds from long-term debt	4,957	7,025
Exercise of stock options	87	3,126
Purchase of treasury stock	(2,296)	-
Distribution to minority interests	(162)	(162)
Cash provided by (used in) financing activities	(7,330)	4,090

NET INCREASE IN CASH	4,766	464
CASH AT BEGINNING OF PERIOD	9,964	10,638
CASH AT END OF PERIOD	$14,730	$11,102
CASH PAID DURING PERIOD FOR:
Interest	$4,687	$5,618
Income taxes	$2,877	$2,553

See accompanying notes to unaudited consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2015, the Company incurred $3.2 million in seller-financed long-term debt in connection with the acquisition of real estate.

During the nine months ended June 30, 2015, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

As a result of the settlement of the patron tax matter, the Company has reclassified the resulting $7.2 million to long-term debt as of June 30, 2015.

During the nine months ended June 30, 2015, the Company purchased and retired 225,280 common treasury shares. The cost of these shares was $2.3 million.

During the nine months ended June 30, 2015, the Company converted debt principal and interest valued at $2.1 million into 205,067 common shares.

During the nine months ended June 30, 2014, the Company incurred $4.9 million in seller-financed long-term debt in connection with the acquisition of real estate and an aircraft.

During the nine months ended June 30, 2014, the Company converted debt principal and interest valued at $2.1 million into 211,443 common shares.

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

1. BASIS OF PRESENTATION AND NAME CHANGE

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2014 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

At the Company’s Annual Meeting of Stockholders on August 6, 2014, stockholders approved changing its name to RCI Hospitality Holdings, Inc. (“RCIHH”).

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

The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2015, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$99	$604

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

The Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses were recognized during the quarter ended June 30, 2015.

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
June 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$604	$604	$-	$-

(in thousands)	Carrying
September 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$596	$596	$-	$-

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that the option price shall not be less than the fair market value of the share on the option’s date of grant, and to make all determinations necessary or advisable under the Plans.

The compensation costs recognized for the three months ended June 30, 2015 and 2014 were $120,012 and $2,922, respectively, and were $360,036 and $156,449 for the nine months then ended, respectively. There were 10,000 stock option exercises aggregating $87,000 respectively, during the three and nine months ended June 30, 2015. There were 269,665 and 369,665 stock option exercises aggregating $2.3 million and $3.1 million, respectively, during the three and nine months ended June 30, 2014. There were no stock option grants for the three and nine months ended June 30, 2015.

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended June 30, 2015:

(in thousands, except for per share and year information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2014	10	$8.70
Granted	-	-
Cancelled or expired	-	-
Exercised	(10)	8.70
Outstanding as of June 30, 2015	-	$-	-	$-
Options exercisable as of June 30, 2015	-	$-	-	$-

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

5. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of intangibles for the nine months ended June 30, 2015 and 2014:

(in thousands)	2015			2014
	Definite-Lived Intangibles	Licenses	Goodwill	Definite-Lived Intangibles	Licenses	Goodwill
Beginning balance	$729	$53,968	$43,374	$1,065	$54,966	$43,987
Intangibles acquired	10,375	3,565	3,891	-	-	-
Impairment		(1,358)	-	-	-	-
Other	(459)	-	51	(171)	265	-
Ending balance	$10,645	$56,175	$47,316	$894	$55,231	$43,987

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

6. LONG-TERM DEBT – continued

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

7. COMMON STOCK

During the nine months ended June 30, 2015, the Company purchased and retired 225,280 common treasury shares. The cost of these shares was $2.3 million. These shares have been retired.

During the nine months ended June 30, 2014, the Company converted debt principal and interest valued at $2.1 million into 211,443 common shares.

During the nine months ended June 30, 2015, the Company converted debt principal and interest valued at $2.1 million into 205,067 common shares.

During the nine months ended June 30, 2015, the Company issued 200,000 shares of common stock for the acquisition of a controlling interest in Drink Robust, Inc.

8. EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with GAAP. GAAP provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”).

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

8. EARNINGS PER SHARE (“EPS”) - continued

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to RCIHH shareholders	$8,267	$691	$8,786	$6,816
Average number of common shares outstanding	10,245	9,883	10,262	9,695
Basic earnings per share - net income attributable to RCIHH shareholders	$0.81	$0.07	$0.86	$0.70
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$8,267	$691	$8,786	$6,816
Adjustment to net earnings from assumed conversion of debentures (1)	118	-	356	60
Adjusted net income attributable to RCIHH shareholders	$8,385	$691	$9,142	$6,876
Average number of common shares outstanding:
Common shares outstanding	10,245	9,883	10,262	9,695
Potential dilutive shares resulting from exercise of warrants and options (2)	-	85	-	96
Potential dilutive shares resulting from conversion of debentures (3)	462	-	462	131
Total average number of common shares outstanding used for dilution	10,707	9,968	10,724	9,922
Diluted earnings per share - net income attributable to RCIHH shareholders	$0.78	$0.07	$0.85	$0.69

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2015 and 2014 totaling $5.3 million and $10.5 million, respectively, were convertible into common stock at a price of $10.00 to $12.50 per share each year. Potential dilutive shares amounting to 462,000 for each of the three and nine month periods ended June 30, 2015 have been excluded from earnings per share due to being anti-dilutive. Potential dilutive shares of 1.5 million for each of the three and nine month periods ended June 30, 2014, have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

9. ACQUISITIONS

Nine Months Ended June 30, 2015

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

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

(in thousands)

Buildings and land	$4,050
Furniture and fixtures	250
Inventory	109
Goodwill	3,891
Noncompete	200
Net assets	$8,500

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its restricted common stock for a total purchase price of $5.0 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock each to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals entered into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of their respective shares per month that they receive in connection herewith. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

The following information summarizes the preliminary allocation of fair values assigned to the assets and liabilities at the purchase date.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

9. ACQUISITIONS - continued

Nine Months Ended June 30, 2014

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

10. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months ended December 31, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Computed expected tax expense	$4,257	$283	$4,508	$3,428
State income taxes	18	76	166	181
Stock option disqualifying dispositions
and other permanent differences	167	(156)	349	(161)
Total income tax expense	$4,442	$203	$5,023	$3,448

Included in the Company’s deferred tax liabilities at June 30, 2015 is approximately $17.2 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Texas Patron Tax

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two non settled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

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

In accordance with GAAP, the Company has accrued $10.3 million as of June 30, 2015 as the estimated liability for its obligations under the settlement. This is included as accrued liabilities in the consolidated balance sheets.

Indemnity Insurance Corporation

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

Settlement of lawsuits and other one-time costs include no payments during the quarters ended June 30, 2015 and 2014 in settlements with claimants which were unpaid by our general liability insurance carrier.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES - continued

Settlement of lawsuits and other one-time costs for the nine months ended June 30, 2014 include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for this settlement.

12. WARRANTS ISSUED

In February 2014, the Company issued warrants to acquire 100,000 shares of Company common shares to a financial adviser. The exercise price of the warrants was $11.77, the market price of the shares at the time. The warrants were exercisable immediately and expire in two years. The fair value of the warrants, which was entirely charged to expense upon issuance, was estimated to be $147,683 in accordance with FASB ASC 820, Fair Value Measurements , using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

13. RESTRICTED STOCK ISSUANCE

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $500,513 at June 30, 2015. The compensation cost recognized for the nine months ended June 30, 2015 was $360,036.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

14. SEGMENT INFORMATION

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Business segment sales:
Night clubs	$30,568	$31,486	$93,564	$91,037
Bombshells	4,789	1,585	14,510	3,668
Other	404	272	1,584	931
	$35,761	$33,343	$109,658	$95,636

Business segment operating income:
Night clubs	$17,271	$8,526	$26,000	$25,947
Bombshells	369	(170)	1,480	(268)
Other	(682)	(220)	(1,995)	(521)
General corporate	(2,806)	(5,244)	(7,809)	(9,193)
	$14,152	$2,892	$17,676	$15,965

Business segment capital expenditures:
Night clubs	$207	$1,744	$882	$6,109
Bombshells	300	1,827	1,853	4,979
Other	529	3	973	3
General Corporate	62	50	259	731
	$1,098	$3,624	$3,967	$11,822

Business segment depreciation and amortization:
Night clubs	$823	$1,297	$3,731	$3,802
Bombshells	229	62	502	115
Other	733	4	813	54
General corporate	138	169	408	467
	$1,923	$1,532	$5,454	$4,438

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

15. SUBSEQUENT EVENTS

On July 28, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000, including interest at 5.45% and matures in five years and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of July 31, 2015, we operate a total of forty-five establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments, nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used used in this Form 10-Q refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

SCHEDULE OF UNITS

Name of Establishment	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret, Houston, TX	2004
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick’s Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Jaguar's Club, Beaumont, TX	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Bombshells, Webster, TX	2013
The Black Orchid, Dallas, TX	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Austin, TX	2014
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014
Bombshells, Houston, TX	2014
Down in Texas Saloon, Austin TX	2015
The Seville, Minneapolis MN	2015

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

GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. GAAP also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Stock-Based Compensation

The compensation cost recognized for the nine months ended June 30, 2015 and 2014 was $360,036 (from restricted stock) and $156,449 (from options), respectively. There were 10,000 and 100,000 stock options exercised during the nine months ended June 30, 2015 and 2014, aggregating $87,000 and $843,600, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

For the three months ended June 30, 2015, we had consolidated total revenues of $35.8 million compared to consolidated total revenues of $33.3 million for the three months ended June 30, 2014, an increase of $2.5 million or 7.3%. The increase in total revenues was primarily attributable to clubs acquired during the last year with a 5.3% decrease in same-store sales. Total revenues for same location same period decreased to $30.2 million in 2015 from $31.9 million in 2014.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2015 and 2014 with percentages compared to total revenue:

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$15,148	42.4%	$13,626	40.9%
Sales of food and merchandise	5,049	14.1%	4,076	12.2%
Service Revenues	13,870	38.8%	14,035	42.1%
Other	1,694	4.7%	1,606	4.8%
Total Revenues	35,761	100.0%	33,343	100.0%

Cost of Goods Sold	5,033	14.1%	4,295	12.9%
Salaries & Wages	8,176	22.9%	7,219	21.7%
Stock-based Compensation	120	0.3%	2	0.0%
Taxes and permits	5,444	15.2%	5,150	15.4%
Charge card fees	562	1.6%	479	1.4%
Rent	1,189	3.3%	1,315	3.9%
Legal & professional	939	2.6%	1,206	3.6%
Advertising and marketing	1,506	4.2%	1,420	4.3%
Insurance	866	2.4%	1,014	3.0%
Utilities	727	2.0%	650	1.9%
Depreciation and amortization	1,923	5.4%	1,532	4.6%
Gain on sale of property	178	0.5%	334	1.0%
Settlement of lawsuits and other one-time costs	10	0.0%	3,233	9.8%
Gain on settlement of patron tax issue	(8,167)	-22.8%	-	0.0%
Other	3,103	8.7%	2,602	7.8%

Total operating expenses	21,609	60.4%	30,451	91.3%
Operating income	14,152	39.6%	2,557	8.7%
Interest income	-	0.0%	-	0.0%
Interest expense	(1,630)	-4.6%	(2,060)	-6.2%
Gain from original investment in Drink Robust	-	0.0%	-	0.0%
Income before income taxes	$12,522	35.0%	$832	2.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold percentage increase is due to the increase in revenues of the restaurant/bar segment which has higher cost of goods sold than the nightclub segment. The cost of goods sold for the club operations was 11.9% for each of the three months ended June 30, 2015 and 2014. The cost of goods sold for same-location-same-period of club operations for the three months ended June 30, 2015 was 12.6%, compared to 12.3% for the same period ended June 30, 2014.

Payroll for same-location-same-period of club operations was $5.7 million for each of the three months ended June 30, 2015 and 2014. Management currently believes that its labor and management staff levels are appropriate.

The decrease in the percentage of rent expense to revenues is principally due to the sale/closure of certain clubs in the last year.

The decrease in legal and professional expense is principally due to the settlement in the second quarter of the labor lawsuit in New York which was more active in the 2014 quarter. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

The decrease in insurance expense is principally due to a general liability insurance premium decrease in the current fiscal year compared to the prior year. Also see Note 11 of Notes to Consolidated Financial Statements for more information regarding our former general liability insurer.

The increase in depreciation and amortization is due to an increase in assets due to acquisitions and new restaurant openings and also due to the amortization of the definite lived intangibles acquired in the Drink Robust acquisition.

Settlement of lawsuits and other one-time costs in 2014 include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We will be filing a claim with the insurance company’s estate and with the state’s insurance fund for this settlement. Also included is $775,000 to settle a previously-disclosed claim by the state of Nevada for $2.1 million in Live Entertainment Tax. The Company does not believe it was subject to the Live Entertainment Tax, but to avoid further litigation, agreed to settle this contingency during June 2014. This amount has been expensed and paid in June 2014.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the gain on settlement of patron tax issue.

Income taxes, as a percentage of income before taxes was 35.5% and 24.4% for the quarters ended June 30, 2015 and 2014, respectively. The small percentage in 2014 is principally due to the tax deductions from exercised stock options.

Operating income (exclusive of corporate overhead) for same-location-same-period unit operations was $15.0 million for the quarter ended June 30, 2015 compared to $7.3 million for the quarter ended June 30, 2014. The 2015 period was favorably affected by $8.2 million in gain on settlement of patron tax issue.

Our “operating margin”, the percentage of operating income to total revenues, was 39.6% and 8.7% for the quarters ended June 30, 2015 and 2014, respectively. See non-GAAP financial measures for further analysis of our operating income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2014

For the nine months ended June 30, 2015, we had consolidated total revenues of $109.7 million compared to consolidated total revenues of $95.6 million for the nine months ended June 30, 2014, an increase of $14.1 million or 14.7%. Total revenues for same location same period increased to $84.3 million in 2015 from $83.8 million in 2014.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2015 and 2014 with percentages compared to total revenue:

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$45,963	41.9%	$38,300	40.0%
Sales of food and merchandise	15,515	14.1%	11,478	12.0%
Service Revenues	42,623	38.9%	41,112	43.0%
Other	5,557	5.0%	4,746	5.0%
Total Revenues	109,658	100.0%	95,636	100.0%

Cost of Goods Sold	15,525	14.2%	12,083	12.6%
Salaries & Wages	24,323	22.2%	20,650	21.6%
Stock-based Compensation	360	0.3%	156	0.2%
Taxes and permits	16,546	15.1%	14,707	15.4%
Charge card fees	1,653	1.5%	1,356	1.4%
Rent	3,514	3.2%	3,699	3.9%
Legal & professional	2,962	2.7%	2,420	2.5%
Advertising and marketing	4,185	3.8%	4,111	4.3%
Insurance	2,487	2.3%	2,785	2.9%
Utilities	2,169	2.0%	1,891	2.0%
Depreciation and amortization	5,454	5.0%	4,438	4.6%
Gain on sale of property	160	0.1%	248	0.3%
Impairment of assets	1,358	1.2%		0.0%
Settlement of lawsuits and other one-time costs	10,560	9.6%	3,503	3.7%
Gain on settlement of patron tax issue	(8,167)	-7.4%		0.0%
Other	8,893	8.1%	7,624	8.0%

Total operating expenses	91,982	83.9%	79,671	83.3%
Operating income	17,676	16.1%	15,965	16.7%
Interest income	39	0.0%	112	0.1%
Interest expense	(5,032)	-4.6%	(5,996)	-6.3%
Gain from original investment in Drink Robust	577	0.5%	-	0.0%
Income before income taxes	$13,260	12.1%	$10,081	10.5%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold percentage increase is due to the increase in revenues of the restaurant/bar segment which has higher cost of goods sold than the nightclub segment. The cost of goods sold for the club operations for the nine months ended June 30, 2015 was 11.9% for each of the nine months ended June 30, 2015 and 2014. The cost of goods sold for same-location-same-period of all unit operations for the nine months ended June 30, 2015 was 12.4%, compared to 12.1% for the same period ended June 30, 2014.

Payroll for same-location-same-period of club operations was $15.0 million for the nine months ended June 30, 2015 and $14.5 million for the same period in 2014. Management currently believes that its labor and management staff levels are appropriate.

The decrease in the percentage of rent expense to revenues is principally due to the sale/closure of certain clubs in the last year.

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

The increase in depreciation and amortization is due to an increase in assets due to acquisitions and new restaurant openings and also due to the amortization of the definite lived intangibles acquired in the Drink Robust acquisition.

During the quarter ended December 31, 2014, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the gain on settlement of patron tax issue.

Income taxes, as a percentage of income before taxes was 37.9% and 34.2% for the nine months ended June 30, 2015 and 2014, respectively. The lower rate in 2014 is principally due to the tax deductions from exercised stock options in 2014.

Operating income (exclusive of corporate overhead) for same-location-same-period of all units operations decreased to $19.2 million for the nine months ended June 30, 2015 from to $21.2 million for same period ended June 30, 2014, or by 10.0%. See non-GAAP financial measures for further analysis of our operating income.

Our “operating margin”, the percentage of operating income to total revenues, was 16.1% and 16.7% for the nine months ended June 30, 2015 and 2014, respectively. See non-GAAP financial measures for further analysis of our operating income.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Business segment sales:
Night clubs	$30,568	$31,486	$93,564	$91,037
Bombshells	4,789	1,585	14,510	3,668
Other	404	272	1,584	931
	$35,761	$33,343	$109,658	$95,636

Business segment operating income:
Night clubs	$17,271	$8,526	$26,000	$25,947
Bombshells	369	(170)	1,480	(268)
Other	(682)	(220)	(1,995)	(521)
General corporate	(2,806)	(5,244)	(7,809)	(9,193)
	$14,152	$2,892	$17,676	$15,965

Business segment capital expenditures:
Night clubs	$207	$1,744	$882	$6,109
Bombshells	300	1,827	1,853	4,979
Other	529	3	973	3
General Corporate	62	50	259	731
	$1,098	$3,624	$3,967	$11,822

Business segment depreciation and amortization:
Night clubs	$823	$1,297	$3,731	$3,802
Bombshells	229	62	502	115
Other	733	4	813	54
General corporate	138	169	408	467
	$1,923	$1,532	$5,454	$4,438

We had only one Bombshells open as of December 31, 2013. As of June 30, 2015, we had five Bombshells. Therefore, the Bombshells brand was immature as of June 30, 2014 and was beginning to mature into a profitable segment by June 30, 2015.

Nightclubs operating income above is reduced by $10.3 million settlement of lawsuits and one-time costs for the nine months ended June 30, 2015.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gain on settlement of patron tax case, pre-opening costs, gains and losses from asset sales, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from operating income.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share . We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, gain on settlement of patron tax case, pre-opening costs, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements and acquisition costs, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from net income.

Adjusted EBITDA . We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, acquisition costs, litigation and other one-time legal settlements, gain on settlement of patron tax case and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of Adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use Adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

The following tables present our non-GAAP measures for the periods ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income attributable to RCIHH	$8,267	$691	$8,786	$6,816
Income tax expense	4,442	203	5,023	3,448
Interest expense and income	1,630	2,060	4,993	5,884
Litigation and other one-time legal settlements	10	3,233	10,560	3,503
Gain on settlement of Patron tax case	(8,167)	-	(8,167)	-
Impairment of assets	-	-	1,358	-
Acquisition costs	105	22	283	111
Depreciation and amortization	1,923	1,532	5,454	4,438
Adjusted EBITDA	$8,210	$7,741	$28,290	$24,200

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income attributable to RCIHH	$8,267	$691	$8,786	$6,816
Amortization of intangibles	312	82	892	254
Stock-based compensation	120	2	360	156
Litigation and other one-time settlements	10	3,233	10,560	3,503
Gain on settlement of Patron tax case	(8,167)	-	(8,167)	-
Pre-opening costs	-	306	328	743
Income tax expense	4,442	203	5,023	3,448
Impairment of assets	-	-	1,358	-
Acquisition costs	105	22	283	111
Non-GAAP provision for income taxes	(1,739)	(1,588)	(6,672)	(5,206)
Non-GAAP net income	$3,350	$2,951	$12,751	$9,825

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,707	9,968	10,724	9,922
GAAP net income attributable to RCIHH	$0.78	$0.07	$0.85	$0.69
Amortization of intangibles	0.03	0.01	0.08	0.03
Stock-based compensation	0.01	0.00	0.03	0.02
Litigation and other one-time settlements	0.00	0.32	0.99	0.35
Gain on settlement of Patron tax case	(0.76)	-	(0.76)	-
Pre-opening costs	-	0.03	0.03	0.07
Impairment of assets	-	-	0.13	-
Income tax expense	0.41	0.02	0.47	0.35
Acquisition costs	0.01	0.00	0.03	0.01
Non-GAAP provision for income taxes	(0.16)	(0.16)	(0.62)	(0.52)
Non-GAAP diluted net income per share	$0.32	$0.30	$1.22	$0.99

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$14,152	$2,892	$17,676	$15,965
Amortization of intangibles	312	82	892	254
Stock-based compensation	120	2	360	156
Litigation and other one-time settlements	10	3,233	10,560	3,503
Gain on settlement of Patron tax case	(8,167)	-	(8,167)	-
Impairment of assets	-	-	1,358	-
Pre-opening costs	-	306	328	743
Acquisition costs	105	22	283	111
Non-GAAP operating income	$6,532	$6,537	$23,290	$20,732

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	39.6%	8.7%	16.1%	16.7%
Amortization of intangibles	0.9%	0.2%	0.8%	0.3%
Stock-based compensation	0.3%	0.0%	0.3%	0.2%
Litigation and other one-time settlements	0.0%	9.7%	9.6%	3.7%
Gain on settlement of Patron tax case	-22.8%	0.0%	-7.4%	0.0%
Impairment of assets	0.0%	0.0%	1.2%	0.0%
Pre-opening costs	0.0%	0.9%	0.3%	0.8%
Acquisition costs	0.3%	0.1%	0.3%	0.1%
Non-GAAP operating margin	18.3%	19.6%	21.2%	21.7%

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions, from sellers in acquisition transactions and recently from banks, and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurant/bars. Refer to the heading “Cash Flows from Investing Activities” below.

As of June 30, 2015, we had a working capital deficit of $1.7 million compared to working capital deficit of $15.8 million as of September 30, 2014. The decrease in deficit is principally due the following items:

•	Decrease in liabilities due to the settlement of the patron tax issue and reclassification of a portion of the settlement to long-term debt.
•	Net cash flow for the nine months.
•	Increase in liabilities due to the settlement of the New York lawsuit.

Some of the current portion of debt is convertible debt and it is anticipated that it will be redeemed with common shares. Because of the large volume of cash we handle, stringent cash controls have been implemented. At June 30, 2015, our cash and cash equivalents were $14.7 million compared to $10.0 million at September 30, 2014. We have been reserving excess cash flow for several months to utilize in the acquisition of the real estate for our Miami Gardens location and to pay the New York wage and hour litigation settlement. We have the ability to borrow necessary funds, if needed, for these.

Our depreciation for the quarter ended June 30, 2015 was $1.6 million compared to $1.5 million for the quarter ended June 30, 2014. Our amortization for the quarter ended June 30, 2015 was $312,000 compared to $82,000 for the quarter ended June 30, 2014.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Net income	$8,237	$6,633
Depreciation and amortization	5,454	4,438
Deferred taxes	3,459	225
Stock compensation expense	360	156
Loss on sale of assets and impairment of assets	1,518	248
Gain on settlement of patron tax	(8,167)	-
Gain from original investment in Drink Robust	(577)	-
Change in operating assets and liabilities	7,965	2,050
Other	31	48
	$18,280	$13,798

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Proceeds from sale of marketable securities and other assets	$-	$223
Acquisition of development rights in New York Building	-	(5,325)
Additions to property and equipment	(3,967)	(11,822)
Additions of businesses, net of cash acquired	(2,217)	(500)
	$(6,184)	$(17,424)

Following is a reconciliation of our additions to property and equipment for the nine months ended June 30, 2015 and 2014:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Acquisition of real estate	$8,370	$3,103
Capital expenditures funded by debt	(7,977)	(4,879)
New capital expenditure in new clubs and purchase of aircraft	2,283	12,188
Maintenance capital expenditures	1,291	1,410
Total capital expenditures in consolidated statement of cash flows	$3,967	$11,822

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Proceeds from long-term debt	$4,957	$7,025
Payments on long-term debt	(9,916)	(5,899)
Purchase of treasury stock	(2,296)	-
Exercise of stock options	87	3,126
Distribution of minority interests	(162)	(162)
	$(7,330)	$4,090

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Operating activities	$18,280	$13,798
Investing activities	(6,184)	(17,424)
Financing activities	(7,330)	4,090
Net increase in cash	$4,766	$464

We are not aware of any event or trend that would potentially affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase
	2015	(Decrease)	2014
(in thousands)
Sales of alcoholic beverages	$45,963	20.0%	$38,300
Sales of food and merchandise	15,515	35.2%	11,478
Service Revenues	42,623	3.7%	41,112
Other	5,557	16.5%	4,746
Total Revenues	$109,658	14.7%	$95,636
Net cash provided by operating activities	18,280	32.5%	13,798
Adjusted EBITDA*	28,290	16.9%	24,200
Long-term debt	84,361	2.4%	82,383

* See definition of adjusted EBITDA above under Results of Operations.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended June 30, 2015, we purchased 32,853 shares of common stock in the open market for an aggregate cost of $370,799. Under the Board's authority, we have $6.6 million remaining to purchase additional shares as of June 30, 2015.

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

Principally during 2014 and 2015, we have opened five Bombshells. We are considering other locations to add to our Bombshells division.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 11 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended June 30, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended June 30, 2015, we purchased 32,853 shares of common stock in the open market for an aggregate cost of $370,799. Under the Board's authority, we have $6.6 million remaining to purchase additional shares as of June 30, 2015.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Apr-15	24	$11.08	24	$6.660
May-15	9	$11.82	9	$6,553
Jun-15	-	$-	-	$6,553
Total for the three months ended June 30, 2015	33	11.29	33	6,553

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014, as described above.
(2)	Prices include any commissions and transaction costs.

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

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 10, 2015	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 10, 2015	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

