Form 10-K
period 2015-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2015-12-14
CIK 935419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,038,213.

As of December 1, 2015, there were approximately 10,192,935 shares of common stock outstanding.

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

2

PART I

Item 1. Business.

INTRODUCTION

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of November 30, 2015, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments; nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this Form 10-K refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

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

Food and Drink . We believe that a key to the success of our branded adult nightclubs is a quality, first-class bar and restaurant operation to complement our adult entertainment. We employ service managers who recruit and train professional wait staff and ensure that each customer receives prompt and courteous service. We employ chefs with restaurant experience. Our bar managers order inventory and schedule bar staff. We believe that the operation of a first class restaurant is a necessary component to the operation of a premiere adult cabaret, as is the provision of premium wine, liquor and beer in order to ensure that the customer perceives and obtains good value. At most locations, our restaurant operations provide business lunch buffets and full lunch and dinner menu service with hot and cold appetizers, salads, seafood, steak, and lobster. An extensive selection of quality wines is available at most locations.

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

RCI Hospitality Holdings, Inc. has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about RCIHH have aired on national and local television programs such as “20/20”, "Extra" and "Inside Edition", and we have provided entertainers for pay-per-view features as well. Business stories about RCI Hospitality Holdings, Inc. have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications. RCI Hospitality Holdings, Inc. has been profiled in The Wall Street Journal,  Fortune,  MarketWatch ,  Corporate Board Member, Smart Money,  USA Today,  The New York Daily News and other publications.

NIGHTCLUB LOCATIONS

We currently operate units under the name “Rick's Cabaret” in San Antonio, Austin, Odessa and Fort Worth, Texas (2); Minneapolis, Minnesota; New York, New York; and Indianapolis, Indiana. We also operate a similar nightclub under the name “Tootsie’s Cabaret” in Miami Gardens, Florida. We operate a total of four nightclubs (one in Houston, one in Dallas, one in Charlotte, North Carolina and one in Philadelphia, Pennsylvania), as “Club Onyx”, upscale venues that welcome all customers but cater especially to urban professionals, businessmen and professional athletes. Additionally, we own five nightclubs that operate as “XTC Cabaret” in San Antonio, Austin, Dallas, Houston and South Houston, Texas, one that operates as “Cabaret East” in Fort Worth, one that operates as "Cabaret North" in Fort Worth, one that operates as Silver City in Dallas and one that operates as “Downtown Cabaret” in Minneapolis.   We operate “Temptations” clubs in Sulphur, Louisiana, Beaumont, Texas and Fort Worth, Texas.   We operate eight clubs as “Jaguars” in Texas and one in Phoenix, Arizona. We operate The Black Orchid in Dallas, Texas. We operate the “Seville” in Minneapolis, Minnesota. We also operate the “Down in Texas Saloon” in Austin, Texas. We sold our New Orleans, Louisiana nightclub in March 1999, but it continues to use the name “Rick’s Cabaret” under a licensing agreement.

RECENT TRANSACTIONS

See Note M, Acquisitions, of Notes to Consolidated Financial Statements for acquisitions during fiscal years ended September 30, 2015, 2014 and 2013.

BUSINESS ACTIVITIES – SPORTS BARS/RESTAURANTS

We also operate five sports bar/restaurants as “Bombshells” in Dallas, Austin and Houston, Texas. Our subsidiary, BMB Franchising Services, Inc. recently announced that it is beginning a nationwide franchising program for Bombshells. The restaurant sets itself apart with décor that pays homage to all branches of the U.S. military, live music by popular local bands, large outdoor patios, and more than 75 state of the art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. The first Bombshells opened March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within a year, four more opened in Austin and Houston. Of the five, three are freestanding pad sites and two are inline locations. In addition, we currently operate a bar in Fort Worth, Texas as Vee Lounge.

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

BUSINESS ACTIVITIES – ENERGY DRINKS

In October 2014, we formed a new subsidiary with exclusive distribution rights to Robust brand energy drinks in North America. Robust is a fast growing brand targeting the on premises bar and mixer market in eight states. The new subsidiary, of which RCIHH owns 51%, acquired certain assets and liabilities of Robust Energy LLC of Dallas. RCI paid $200,000 in cash and issued 200,000 shares of common stock to Robust Energy’s two founders. The new subsidiary’s exclusive rights are for 10 years, with rights to renew, with Sun Mark Limited of the UK, which has been manufacturing and distributing the drink under the Bullet brand there since 2008. Robust comes in standard 8.4 ounce energy drink cans and in four flavors: regular, sugar free, cranberry and lemon mint, which mixes particularly well with whiskey and tequila.

COMPETITION

The adult entertainment and the restaurant/bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose names may have name recognition that equals that of ours. While there may be restrictions on the location of a so-called "sexually oriented business"(SOB), there are low barriers to entry into the adult cabaret entertainment market. The names "Rick's" and "Rick's Cabaret", “Tootsie’s Cabaret”, "XTC Cabaret", “Silver City” ,“Club Onyx” “Downtown Cabaret”, “Temptations,” “The Black Orchid,” “The Seville,” “Jaguars,” and “Down in Texas” are proprietary.   In the restaurant/bar business, “Bombshells” is also proprietary.   We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

TRADEMARKS

Our rights to the tradenames “RCI Hospitality Holdings, Inc.”, "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”   “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK'S AND STARS DESIGN", with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RCI HOSPITALITY HOLDINGS, INC.”, “RICK’S”, "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET”, “SILVER CITY CABARET”,  “THE BLACK ORCHID”, “BOMBSHELLS” and “EXOTIC DANCER” service marks. As of this date we have pending registration applications for the names “THE SEVILLE” and “DOWN IN TEXAS SALOON”. “We also own the rights to numerous tradenames associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2015, we and our subsidiaries had approximately 2,150 employees, of which approximately 150 are in management positions, including corporate and administrative operations and approximately 2,000 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2015, we had independent contractor relationships with certain entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis as independent contractors. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota act as commissioned employees. We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers who are now independent contractors into employees.

SHARE REPURCHASES

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the fiscal year ended September 30, 2015, we purchased 225,280 shares of common stock in the open market at prices ranging from $9.24 to $11.95, and during the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and under the Board's authority, we have $6.6 million remaining to purchase additional shares as of September 30, 2015.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries; and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to defend against and evaluate these claims and lawsuits.  The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company.  As previously stated, the Company has obtained general liability coverage from another insurer, effective October 25, 2013, which will cover any claims arising from actions after that date.

Limitations on Protection of Service Marks

Our rights to the tradenames “RCI Hospitality Holdings, Inc.”, "Rick's", "Rick's Cabaret", “Tootsie’s Cabaret”, “Club Onyx,”   “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” “Vee Lounge” and “The Black Orchid” are established under common law, based upon our substantial and continuous use of these tradenames in interstate commerce, some of which have been in use at least as early as 1987.   "RICK'S AND STARS DESIGN" logo, “RCI HOSPITALITY HOLDINGS, INC.”, “RICKS,” "RICK'S CABARET", “CLUB ONYX”, “XTC CABARET,” “SILVER CITY CABARET”, “THE BLACK ORCHID”, “BOMBSHELLS” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office.  As of this date we have pending registration applications for the names “THE SEVILLE” and “DOWN IN TEXAS SALOON”.  We also own the rights to numerous tradenames associated with our media division. There can be no assurance that these steps we have taken to protect our Service Marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse affect on our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties .

Our principal corporate office is located at 10959 Cutten Road, Houston, Texas 77066, and consists of a 9,000 square feet office/warehouse building. This corporate office is no longer adequate to meet our needs.  We have recently begun construction on a nearby tract of land where we are building a new corporate office facility.

Our nightclubs and their locations are summarized in the “Schedule of Clubs” in Item 1, which is incorporated herein by reference. Of these clubs, we own the real estate for 32 and lease the other 11. We also own four other properties, two of which are presently leased to third parties and two which we are seeking tenants. The leases for the properties we lease are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of ten to twenty years with renewal terms of five to twenty years. At September 30, 2015, certain of our owned properties were collateral for mortgage debt amounting to approximately $57.6 million. Also see more information in the following Notes to Consolidated Financial Statements: D. - Property and Equipment, F. - Long-Term Debt and J. - Commitments and Contingencies.

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

COMMON STOCK PRICE RANGE

Fiscal Year Ended September 30, 2015
First Quarter	$12.25	$9.13
Second Quarter	$11.04	$9.57
Third Quarter	$12.50	$10.30
Fourth Quarter	$12.14	$10.25

Fiscal Year Ended September 30, 2014
First Quarter	$12.75	$10.05
Second Quarter	$12.10	$10.51
Third Quarter	$11.74	$9.88
Fourth Quarter	$12.05	$10.22

On December 8, 2015, the last sales price for the common stock as reported by NASDAQ was $10.15. On December 1, 2015, there were approximately 177 stockholders of record of our common stock (excluding shares held by shareholders in street name).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the fiscal year ended September 30, 2015, we purchased 225,280 shares of common stock in the open market at prices ranging from $9.24 to $11.95, and during the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and under the Board's authority, we have $6.6 million remaining to purchase additional shares as of September 30, 2015.

We purchased no Company shares during the fourth quarter of 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of September 30, 2015:

(in thousands, except per share data)

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category
Equity compensation plans approved by security holders	-	$ N/A	429

We have no options outstanding under equity compensation plans as of September 30, 2015.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted stock option plans (the “Plans”) for employees and directors. The purpose of the Plans is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan (“the 2010 Plan”) on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. As of September 30, 2015, there are no stock options outstanding.

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

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of September 30, 2015 and 2014 and for the years ended September 30, 2015, 2014 and 2013 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of September 30, 2013, 2012 and 2011 and for the years ended September 30, 2012 and 2011 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

(in thousands, except per share data)

Year Ended September 30,	2015	2014	2013	2012	2011
Revenue	$144,667	$129,174	$112,208	$95,220	$83,491
Net income attributable to RCIHH	$9,312	$11,240	$9,191	$7,578	$7,846
Fully diluted net income per common share	$0.90	$1.13	$0.96	$0.78	$0.79
Total assets	$270,812	$237,380	$223,100	$192,393	$153,377
Total RCIHH stockholders' equity	$122,623	$110,750	$93,781	$84,306	$76,913
Total Long-term debt	$94,920	$70,352	$78,592	$63,528	$35,554

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements.
•	Liquidity and Capital Resources — an analysis of cash flows; aggregate contractual obligations and an overview of financial position.

OUR BUSINESS

Operations:

Nightclubs.	Our wholly owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania, Phoenix, Arizona and Indianapolis, Indiana. No sexual contact is permitted at any of these locations.

Media Group	Our wholly owned subsidiaries own a media division, including the leading trade magazine serving the multi-billion dollar adult nightclubs industry. We also own an industry trade show, one other industry trade publications and more than 15 industry websites.

Sports Bars and Restaurants	Our wholly owned subsidiaries own and operate non-adult nightclubs, sports bars, and restaurants in Houston, Dallas, Austin, Webster, Spring, and Fort Worth, Texas under the brand names Bombshells and Vee Lounge.

Energy Drinks	In October 2014, we formed a new subsidiary with exclusive distribution rights to Robust brand energy drinks in North America. Robust is a fast growing brand targeting the on premises bar and mixer market in eight states. The new subsidiary, of which RCIHH owns 51%, acquired certain assets and liabilities of Robust Energy LLC of Dallas. RCI paid $200,000 in cash and issued 200,000 shares of common stock to Robust Energy’s two founders. The new subsidiary’s exclusive rights are for 10 years, with rights to renew, with Sun Mark Limited of the UK, which has been manufacturing and distributing the drink under the Bullet brand there since 2008. Robust comes in standard 8.4 ounce energy drink cans and in four flavors: regular, sugar free, cranberry and lemon mint, which mixes particularly well with whiskey and tequila.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  US GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how Company accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Company references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Company has updated references to US GAAP in this Annual Report on Form 10-K to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Goodwill and Intangible Assets

US GAAP addresses the accounting for goodwill and other intangible assets. Under US GAAP, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives.  Fully amortized assets are written-off against accumulated amortization.

Impairment of Long-Lived Assets

In accordance with US GAAP, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2015. The Company recognized intangible asset impairments in the years ended September 30, 2015 and 2014 related to specific reporting units. See Note O, Impairment of Assets.  The Company did not recognize impairment for the year ended September 30, 2013.  All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division and $9,805,000 in Drink Robust. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, energy drinks, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped.  Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August. Revenues from sale of energy drinks are recongnized when shipped.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB US GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

US GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There are no unrecognized tax benefits to be recorded or disclosed in the notes to the consolidated financial statements.

Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model.  The critical estimates are volatility, expected life and risk-free rate.

The compensation cost recognized for the years ended September 30, 2015, 2014 and 2013 was $480,048 from restricted stock, $282,305 ($159,370 from options and $122,935 from restricted stock) and $847,183 (from options), respectively.  There were 10,000, 369,665 and zero stock options exercises for the years ended September 30, 2015 and 2014 and 2013, respectively.

OPERATIONS REVIEW

Results of Operations for the Fiscal Year Ended September 30, 2015 as Compared to the Fiscal Year Ended September 30, 2014

For the fiscal year ended September 30, 2015, we had consolidated total revenues of $144.7 million, compared to consolidated total revenues of $129.2 million for the year ended September 30, 2014. This was an increase of $15.5 million or 12.0%. The increase in total revenues was primarily due to revenues generated in our new units opened or acquired in 2015, a full year of revenues from units opened or purchased in 2014 and increases in revenues from certain of our existing units, especially from our Temptations Beaumont, Onyx Houston and Bombshells Dallas locations.  Revenues from nightclub operations for same-location same-period decreased by 0.6%.

Our operating margin (income from operations divided by total revenues) was 14.4% for the year ended September 30, 2015 compared to 14.6% for the prior year.

Our income from operations for our nightclub operations for the same-location-same-period decreased by 7.7%. This is principally due to the New York lawsuit settlement, offset by the gain on settlement of the patron tax issue.

Our net income was $9.3 million for the fiscal year ended September 30, 2015 compared to $11.2 million for the previous year. The decrease in our net income is explained in the following paragraphs.

Following is a comparison of the Company’s income statement for the years ended September 30, 2015 and 2014 with percentages compared to total revenue:

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$60,782	42.0%	$51,763	40.1%
Sales of food and merchandise	20,241	14.0%	15,847	12.3%
Service Revenues	55,751	38.5%	54,666	42.3%
Other	7,893	5.5%	6,898	5.3%
Total Revenues	144,667	100.0%	129,174	100.0%

Cost of Goods Sold	20,317	14.0%	16,426	12.7%
Salaries & Wages	32,559	22.5%	28,183	21.8%
Stock-based Compensation	480	0.3%	282	0.2%
Taxes and permits	21,942	15.2%	20,056	15.5%
Charge card fees	2,176	1.5%	1,790	1.4%
Rent	4,526	3.1%	4,804	3.7%
Legal & professional	4,581	3.2%	3,416	2.6%
Advertising and marketing	5,610	3.9%	5,578	4.3%
Depreciation and amortization	6,894	4.8%	6,316	4.9%
Insurance	3,364	2.3%	3,994	3.1%
Utilities	2,999	2.1%	2,684	2.1%
Loss on sale of assets and other	808	0.6%	279	0.2%
Impairment of assets	1,705	1.2%	2,294	1.8%
Settlements of lawsuits and other one-time costs	11,684	8.1%	3,696	2.9%
Gain on settlement of patron tax	(8,167)	-5.6%	-	0.0%
Other	12,311	8.5%	10,501	8.1%
Total operating expenses	123,789	85.6%	110,299	85.4%
Income from operations	20,878	14.4%	18,875	14.6%

Interest income	15	0.0%	148	0.1%
Interest expense	(6,679)	-4.6%	(7,357)	-5.7%
Interest expense - loan origination costs	(290)	-0.2%	(395)	-0.3%
Gain from acquisition of controlling interest in subsidiary	229	0.2%	-	0.0%
Contractual debt reduction	-	0.0%	5,642	4.4%

Income before income taxes	$14,153	9.8%	$16,913	13.1%

Following is an explanation of significant variances in the above amounts.

Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers.  The Company recognizes revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media.  The cost of goods sold percentage increase is due to the increase in revenues of the restaurant/bar segment which has higher cost of goods sold than the nightclub segment. Our cost of goods sold for the nightclub operations for the year ended September 30, 2015 was 12.0% of our total revenues from club operations compared to 11.9% for the year ended September 30, 2014. Cost of goods sold for same-location-same-period was 12.4% for the year ended September 30, 2015 compared to 12.2% for the year ended September 30, 2014. We continued our efforts to achieve reductions in cost of goods sold of the club operations through improved inventory management. We are continuing a program to improve margins from liquor and food sales and food service efficiency.

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new units in 2015 and 2014. Payroll for same-location-same-period of club operations increased to $20.1 million for the year ended September 30, 2015 from $19.5 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

The increase in stock-based compensation in 2015 results from the issuance of restricted shares to two employees in July 2014.   These shares are vesting over a two-year period and, thus, the cost of these shares were being expensed in the 2015 fiscal year over the vesting period.

Taxes and permits consists principally of payroll taxes, property taxes, sales and alcohol taxes, licenses and permits and the patron tax in our nightclubs in Texas.  The increase in 2015 results principally from the new units acquired.  Patron taxes amounted to $3.0 million and $3.1 million for the years ended September 30, 2015 and 2014, respectively.

The decrease in the percentage of rent expense to revenues is principally due to the sale/closure of certain clubs in 2014.

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

Depreciation and amortization increased approximately $0.6 million from the year ended September 30, 2014, due to the new units purchased and opened during 2015 and 2014, as well as amortization of definite lived intangibles acquired in 2015.

Utilities increased principally due to new units.

See Note O, Impairment of Assets, of Notes to Consolidated Financial Statements for an explanation of the impairment of assets.

Settlement of lawsuits and other one-time costs in 2015 consists principally of settlement of suits relating to the New York based federal wage and hour class and collective action, as explained in Note J, Commitments and Contingencies of Notes to Consolidated Financial Statements.

See Note J, Commitments and Contingencies of Notes to Consolidated Financial Statements for an explanation of the gain on settlement of patron tax issue.

Other expenses increased due to the new units acquired and opened.

See Note P, Gain on Contractual Debt Reduction, of Notes to Consolidated Financial Statements, for an explanation of the $5.6 million contractual debt reduction item.

Interest expense decreased due to the significant paydown and refinance of high-interest debt during the last two years. We are now able to finance property acquisition with bank debt which is at significantly lower rates than the debt we previously had. We added more debt from acquisitions while we paid off debt as we amortize the loans. As of September 30, 2015, the balance of long-term debt was $94.9 million compared to $70.4 million a year earlier.

SEGMENT INFORMATION

The Company is engaged in two significant segments, nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. The other category below consists of our media and energy drink businesses that are not significant to the consolidated financial statements.

The following table sets forth certain information about each segment’s financial information for the years ended September 30:

(in thousands)	2015	2014	2013
Business segment revenues:
Nightclubs	$123,280	$121,454	$108,723
Bombshells	19,091	6,213	1,869
Other	2,296	1,507	1,616
	$144,667	$129,174	$112,208

Business segment operating income (loss):
Nightclubs	$30,444	$25,970	$28,400
Bombshells	1,773	(315)	(25)
Other	(1,921)	(246)	(206)
General corporate	(9,418)	(6,534)	(6,286)
	$20,878	$18,875	$21,883

Business segment capital expenditures:
Nightclubs	$16,578	$11,834	$8,510
Bombshells	1,448	8,195	354
Other	973	8	-
General corporate	260	1,322	811
	$19,259	$21,359	$9,675

Business segment depreciation and amortization:
Nightclubs	$4,630	$4,904	$4,800
Bombshells	727	429	21
Other	627	20	16
General corporate	910	963	500
	$6,894	$6,316	$5,337

Business segment assets:
Nightclubs	$230,104	200,516	$200,310
Bombshells	9,875	9,074	610
Other	9,721	996	1,034
General corporate	21,112	29,271	21,146
	$270,812	$239,857	$223,100

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company and helps management and investors gauge our ability to generate cash flow, excluding some non-recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gain on settlement of patron tax case, pre-opening costs, gains and losses from asset sales, gain on settlement of patron tax issue, impairment of assets, pre-opening costs, stock-based compensation charges, litigation and other one-time legal settlements and acquisition costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from operating income.

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

Adjusted EBITDA . We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, pre-opening costs, acquisition costs, litigation and other one-time legal settlements, gain on settlement of patron tax case, gain on contractual debt reduction and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of Adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use Adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

The following tables present our non-GAAP measures for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	September 30,

(in thousands)	2015	2014	2013
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$9,312	$11,240	$9,191
Income tax expense	5,164	5,916	5,414
Interest expense and income	6,954	7,604	7,067
Litigation and other one-time settlements	11,684	3,696	707
Gain on settlement of patron tax case	(8,167)	-	-
Impairment of assets	1,705	2,294	-
Pre-opening costs	158	800	660
Acquisition costs	105	124	166
Loss on sale of property and other	808	279	18
Depreciation and amortization	6,894	6,316	5,337
Gain on contractual debt reduction	-	(5,642)	-
Adjusted EBITDA	$34,617	$32,627	$28,560

Reconcilation of GAAP net income to non-GAAP net income
GAAP net income	$9,312	$11,240	$9,191
Amortization of intangibles	737	336	409
Stock-based compensation	480	282	847
Litigation and other one-time settlements	11,684	3,696	707
Gain on settllement of patron tax case	(8,167)	-	-
Impairment of assets	1,705	2,294	-
Income tax expense	5,164	5,916	5,414
Pre-opening costs	158	800	660
Acquisition costs	105	124	166
Loss on sale of property and other	808	279	18
Gain on contractual debt reduction	-	(5,642)	-
Non-GAAP provision for income taxes	(7,695)	(6,708)	(5,798)
Non-GAAP net income	$14,291	$12,617	$11,614

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,406	10,637	9,615
GAAP net income	$0.90	$1.13	$0.96
Amortization of intangibles	0.07	0.03	0.04
Stock-based compensation	0.05	0.03	0.09
Litigation and other one-time settlements	1.12	0.35	0.07
Gain on settlement of patron tax case	(0.78)	-	-
Impairment of assets	0.16	0.22	-
Income tax expense	0.50	0.56	0.56
Pre-opening costs	0.02	0.08	0.07
Acquisition costs	0.01	0.01	0.02
Loss on sale of property and other	0.08	0.03	0.00
Gain on contractual debt reduction	-	(0.53)	-
Non-GAAP provision for income taxes	(0.73)	(0.62)	(0.60)
Non-GAAP diluted net income per share	$1.39	$1.26	$1.21

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$20,878	$18,875	$21,883
Amortization of intangibles	737	336	409
Stock-based compensation	480	282	847
Litigation and other one-time settlements	11,684	3,696	707
Gain on settlement of patron tax case	(8,167)	-	-
Impairment of assets	1,705	2,294	-
Loss on sale of property and other	808	279	18
Pre-opening costs	158	800	660
Acquisition costs	105	124	166
Non-GAAP operating income	$28,388	$26,686	$24,690

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	14.4%	14.6%	19.5%
Amortization of intangibles	0.5%	0.3%	0.4%
Stock-based compensation	0.3%	0.2%	0.8%
Litigation and other one-time settlements	8.1%	2.9%	0.6%
Gain on settlement of patron tax case	-5.6%	0.0%	0.0%
Impairment of assets	1.2%	1.8%	0.0%
Loss on sale of property and other	0.6%	0.2%	0.0%
Pre-opening costs	0.1%	0.6%	0.6%
Acquisition costs	0.1%	0.1%	0.1%
Non-GAAP operating margin	19.6%	20.7%	22.0%

Results of Operations for the Fiscal Year Ended September 30, 2014 as Compared to the Fiscal Year Ended September 30, 2013

For the fiscal year ended September 30, 2014, we had consolidated total revenues of $129.2 million, compared to consolidated total revenues of $112.2 million for the year ended September 30, 2013. This was an increase of $17.0 million or 15.1%. The increase in total revenues was primarily due to revenues generated in our new units acquired in 2014, a full year of revenues from units purchased in 2013 and increases in revenues from certain of our existing units, especially from our Jaguars Odessa, XTC Austin and Dallas and Rick’s New York, San Antonio and Minnesota locations.  Revenues from nightclub operations for same-location same-period increased by 4.5%.

Our operating margin, income from operations divided by total revenues) was 14.6% for the year ended September 30, 2014 compared to 19.5% for the prior year. The decrease is principally due to the settlements of lawsuits and other one-time costs in 2014.

Our income from operations for our nightclub operations for the same-location-same-period increased by 7.0%.

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

The increase in payroll and related costs, stated as “Salaries & Wages” above, was primarily due to the addition of the new units in 2014 and 2013. Payroll for same-location-same-period of club operations decreased to $19.5 million for the year ended September 30, 2014 from $19.9 million for the previous year.  Management currently believes that its labor and management staff levels are appropriate.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in fiscal 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment, adult nightclubs and sports bars and restaurants. Refer to the heading “Cash Flows from Investing Activities” below.

As of September 30, 2015, we had a working capital deficit of $2.2 million compared to a working capital deficit of $15.8 million as of September 30, 2014. The decrease in deficit is principally due the following items:

•	Decrease in liabilities due to the settlement of the patron tax issue and reclassification of a portion of the settlement to long-term debt.
•	Operating cash flow for the year.
•	Increase in liabilities due to the settlement of the New York lawsuit.
•	Decrease in current portion of long-term debt

We anticipate that some of the convertible debt will be redeemed with common shares. Because of the large volume of cash we handle, stringent cash controls have been implemented. At September 30, 2015, our cash and cash equivalents were $8.0 million compared to $10.0 million at September 30, 2014.

Our depreciation for the year ended September 30, 2015 was $6.2 million compared to $6.0 million for the year ended September 30, 2014. Our amortization for the year ended September 30, 2015 was $737,000 compared to $336,000 for the year ended September 30, 2014.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Year Ended September 30,
	2015	2014	2013
Net income	$8,989	$10,997	$9,402
Depreciation and amortization	6,894	6,316	5,337
Deferred taxes	3,935	937	261
Stock compensation expense	480	282	847
Contractual debt reduction	-	(5,642)	-
Gain on settlement of patron tax	(8,167)	-	-
Impairment of assets	1,705	2,294	-
Change in operating assets and liabilities	1,951	4,900	2,231
Other	577	351	282
	$16,364	$20,435	$18,360

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Year Ended September 30,
	2015	2014	2013
Net activities in marketable securities and other assets	$-	$438	$40
Acquisition of development rights in New York Building	-	(5,325)	-
Additions to property and equipment	(19,259)	(16,034)	(9,675)
Additions of businesses, net of cash acquired	(2,328)	(500)	(1,790)
	$(21,587)	$(21,421)	$(11,425)

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2015, 2014 and 2013:

(in thousands)	Year Ended September 30,
	2015	2014	2013
Acquisition of real estate	$23,843	$3,348	$16,911
Capital expenditures funded by debt	(7,978)	(4,879)	(14,880)
New capital expenditure in new clubs and purchase of aircraft	1,919	15,864	6,437
Maintenance capital expenditures	1,475	1,701	1,207
Total capital expenditures in consolidated statement of cash flows	$19,259	$16,034	$9,675

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(in thousands)	Year Ended September 30,
	2015	2014	2013
Proceeds from long-term debt	$18,283	$7,025	$9,498
Purchase of put options and payments on derivative	-	-	(138)
Payments on long-term debt	(12,579)	(8,473)	(9,341)
Purchase of treasury stock	(2,296)	(1,150)	(1,623)
Exercise of stock options and warrants	87	3,126	-
Distribution of minority interests	(216)	(216)	(216)
	$3,279	$312	$(1,820)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Year Ended September 30,
	2015	2014	2013
Operating activities	$16,364	$20,435	$18,360
Investing activities	(21,587)	(21,421)	(11,425)
Financing activities	3,279	312	(1,820)
Net increase (decrease) in cash	$(1,944)	$(674)	$5,115

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

Contractual obligations and commitments :

We have long term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments.  Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2015.

	Payments Due by Period
(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$94,920	$9,700	$17,057	$16,051	$9,737	$17,129	$25,246
Interest payments	24,745	7,255	6,118	4,577	3,364	2,351	1,080
Operating leases	21,141	3,019	2,765	2,373	1,130	1,143	10,711

We are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations.   In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators:

		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013

Sales of alcoholic beverages	$60,782	17.4%	$51,763	19.9%	$43,189
Sales of food and merchandise	20,241	27.7%	15,847	29.4%	12,249
Service Revenues	55,751	2.0%	54,666	9.4%	49,974
Other	7,893	14.4%	6,898	1.5%	6,796
Total Revenues	144,667	12.0%	129,174	15.1%	112,208
Net cash provided by operating activities	$16,364	-19.9%	$20,435	11.3%	$18,360
Adjusted EBITDA	$34,617	6.1%	$32,627	14.2%	$28,560
Long-term debt	$94,920	34.9%	$70,352	-10.5%	$78,592

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock in the open market or in privately negotiated transactions. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the fiscal year ended September 30, 2015, we purchased 225,280 shares of common stock in the open market at prices ranging from $9.24 to $11.95, and during the fiscal year ended September 30, 2014, we purchased 101,330 shares of common stock in the open market at prices ranging from $10.45 to $12.00 and under the Board's authority, we have $6.6 million remaining to purchase additional shares as of September 30, 2015.

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

During fiscal 2013, in addition to the real estate acquired for the Jaguars purchase in fiscal 2012, we have acquired an existing licensed location for $3,000,000 ($1.5 million in cash and the balance in promissory notes). This location was being remodeled and opened in 2013. We also acquired the remaining 50% of an unopened club for $863,000 of common stock in May 2013. We also acquired another club for $300,000 in cash. We previously had acquired the real estate for this location. We also opened two bar/restaurants in 2013.

During fiscal 2014, we acquired 49% of an adult club, including the building in which it operates, for $500,000. We also opened two more bar/restaurants in fiscal 2014 and opened another in November 2014.

During fiscal 2015, we acquired up to 51% of an energy drink company for $3.6 million ($200,000 in cash and 200,000 shares of restricted common stock). We previously acquired 15% for an investment of $750,000.We also acquired an adult nightclub in Austin, Texas for $6.8 million, including the building in which it operates ($1.0 million in cash and the balance in debt). We also acquired another adult nightclub in Minneapolis, Minnesota for $8.5 million, including the building in which it operates ($1.1 million in cash and the balance in debt).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are debt instruments with variable interest rates, aggregating $6.4 million at September 30, 2015.   The notes bear interest at 2% above prime with a floor of 7.5%.   Thus, the floor rate for our debt is 2.25% in excess of the applicable “floating rate”.   If the prime rate were to rise, the effect on our statement of income would be $64,000, before taxes, for each 1% rise above a prime rate of 5.5%.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on Page 31.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. and subsidiaries (the “Company”), as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income,  changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCI Hospitality Holdings, Inc. and subsidiaries, as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2015, expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

December 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

We have audited RCI Hospitality Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of the Company, and our report dated December 14, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

December 14, 2015

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$8,020	$9,964
Accounts receivable:
Trade, net	1,578	1,060
Other, net	576	685
Marketable securities	614	596
Inventories	2,368	1,879
Deferred tax asset	3,442	5,378
Prepaid expenses and other current assets	4,010	3,789
Total current assets	20,608	23,351

Property and equipment, net	134,150	113,962

Other assets:
Goodwill	52,641	43,374
Indefinite lived intangibles, net	55,828	53,968
Definite lived intangibles, net	5,169	675
Other	2,416	3,812
Total other assets	116,054	101,829

Total assets	$270,812	$239,142

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,164	$2,198
Accrued liabilities	9,626	9,195
Texas patron tax liability	1,364	15,486
Current portion of long-term debt	9,700	12,315
Total current liabilities	22,854	39,194

Deferred tax liability	31,529	27,688
Other long-term liabilities	2,723	924
Long-term debt	85,220	58,037
Total liabilities	142,326	125,843

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,285 and 10,067 shares issued and outstanding, respectively	103	101
Additional paid-in capital	69,729	66,727
Accumulated other comprehensive income	109	91
Retained earnings	52,682	43,370
Total RCIHH stockholders’ equity	122,623	110,289
Noncontrolling interests	5,863	3,010
Total stockholders’ equity	128,486	113,299

Total liabilities and stockholders’ equity	$270,812	$239,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
(in thousands, except per share data)	2015	2014	2013

Revenues:
Sales of alcoholic beverages	$60,782	$51,763	$43,189
Sales of food and merchandise	20,241	15,847	12,249
Service revenues	55,751	54,666	49,974
Other	7,893	6,898	6,796
Total revenues	144,667	129,174	112,208

Operating expenses:
Cost of goods sold	20,317	16,426	14,152
Salaries and wages	32,559	28,183	25,145
Stock-based compensation	480	282	847
Other general and administrative:
Taxes and permits	21,942	20,056	17,613
Charge card fees	2,176	1,790	1,482
Rent	4,526	4,804	3,642
Legal and professional	4,581	3,416	2,599
Advertising and marketing	5,610	5,578	4,611
Depreciation and amortization	6,894	6,316	5,337
Insurance	3,364	3,994	2,208
Utilities	2,999	2,684	2,241
Loss on sale of property and other	808	279	18
Impairment of assets	1,705	2,294	-
Settlement of lawsuits and other one-time costs	11,684	3,696	707
Gain on settlement of patron tax	(8,167)	-	-
Other	12,311	10,501	9,723
Total operating expenses	123,789	110,299	90,325
Income from operations	20,878	18,875	21,883

Other income (expense):
Interest income	15	148	10
Interest expense	(6,679)	(7,357)	(6,538)
Interest expense – loan origination costs	(290)	(395)	(539)
Gain from acquisition of controlling interest in subsidiary	229	-	-
Gain on contractual debt reduction	-	5,642	-
Income before income taxes	14,153	16,913	14,816
Income taxes	5,164	5,916	5,414
Net income	8,989	10,997	9,402
Net (income) loss attributable to noncontrolling interests	323	243	(211)
Net income attributable to RCI Hospitality Holdings, Inc.	$9,312	$11,240	$9,191

Basic earnings per share attributable to RCIHH shareholders:
Net income	$0.90	$1.15	$0.97
Diluted earnings per share attributable to RCIHH shareholders:
Net income	$0.90	$1.13	$0.96

Weighted average number of common shares outstanding:
Basic	10,359	9,816	9,518
Diluted	10,406	10,637	9,615

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in thousands, except per share data)	2015	2014	2013

Net income	$8,989	$10,997	$9,402
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	18	41	(9)
Comprehensive income	9,007	11,038	9,393
Less net (income) loss attributable to noncontrolling interests	323	243	(211)
Comprehensive income to common stockholders	$9,330	$11,281	$9,182

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended September 30, 2015, 2014 and 2013

(in thousands)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock			Total
	Number		Paid-In	Comprehensive	Retained	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Income (Loss)	Earnings	of Shares	Amount	Interests	Equity
Balance at September 30, 2012	9,584	96	61,212	59	22,939	-	-	3,339	87,645
Change in temporary equity	-	-	73	-	-	-	-	-	73
Purchase of treasury shares	-	-	-	-	-	192	(1,623)	-	(1,623)
Cancelled treasury shares	(180)	(2)	(1,621)	-	-	(192)	1,623	-	-
Stock-based compensation	-	-	847	-	-	-	-	-	847
Stock issued in business combination	100	1	862	-	-	-	-	-	863
Beneficial debt conversion feature	-	-	33	-	-	-	-	-	33
Issuance of warrants	-	-	100	-	-	-	-	-	100
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	(9)	-	-	-	-	(9)
Net income	-	-	-	-	9,191	-	-	211	9,402

Balance at September 30, 2013	9,504	95	61,506	50	32,130	-	-	3,334	97,115
Purchase of treasury shares	-	-	-	-	-	101	(1,150)	-	(1,150)
Cancelled treasury shares	(101)	(1)	(1,149)	-	-	(101)	1,150	-	-
Stock options exercised	370	4	3,122	-	-	-	-	-	3,126
Common stock issued for debt and interest	294	3	2,966	-	-	-	-	-	2,969
Stock-based compensation and issuance of warrants for services	-	-	282	-	-	-	-	-	282
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Noncontrolling interests at acquisition of business	-	-	-	-	-	-	-	135	135
Change in marketable securities	-	-	-	41	-	-	-	-	41
Net income (loss)	-	-	-	-	11,240	-	-	(243)	10,997

Balance at September 30, 2014	10,067	$101	$66,727	$91	$43,370	-	$-	$3,010	$113,299
Purchase of treasury shares	-	-	-	-	-	225	(2,296)	-	(2,296)
Cancelled treasury shares	(225)	(2)	(2,294)	-	-	(225)	2,296	-	-
Stock options exercised	10	-	87	-	-	-	-	-	87
Common stock issued for acquisition	200	2	2,373	-	-	-	-	-	2,375
Common stock issued for debt and interest	233	2	2,356	-	-	-	-	-	2,358
Stock-based compensation	-	-	480	-	-	-	-	-	480
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Noncontrolling interests at acquisition of business	-	-	-	-	-	-	-	3,392	3,392
Change in marketable securities	-	-	-	18	-	-	-	-	18
Net income (loss)	-	-	-	-	9,312	-	-	(323)	8,989

Balance at September 30, 2015	10,285	$103	$69,729	$109	$52,682	-	$-	5,863	128,486

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,989	10,997	9,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,894	6,316	5,337
Deferred taxes	3,935	937	261
Loss on sale of property and other	808	279	18
Gain on contractual debt reduction	-	(5,642)	-
Impairment of assets	1,705	2,294	-
Amortization of note discount and beneficial conversion	36	87	158
Gain from acquisition of controlling interest in subsidiary	(229)	-	-
Gain on settlement of patron tax	(8,167)	-	-
Deferred rents	(38)	(15)	106
Stock compensation expense	480	282	847
Changes in operating assets and liabilities:
Accounts receivable	(339)	(36)	331
Inventories	54	(407)	(195)
Prepaid expenses and other assets	852	(2,256)	(1,945)
Accounts payable and accrued liabilities	1,384	7,599	4,040
Net cash provided by operating activities	16,364	20,435	18,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	438	140
Purchase of investments	-	-	(600)
Proceeds from sale marketable securities	-	-	500
Acquisition of development rights in New York building	-	(5,325)	-
Additions to property and equipment	(19,259)	(16,034)	(9,675)
Acquisition of businesses, net of cash acquired	(2,328)	(500)	(1,790)
Net cash used in investing activities	(21,587)	(21,421)	(11,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	18,283	7,025	9,498
Purchase of put options and payments on derivative instrument	-	-	(138)
Exercise of stock options	87	3,126	-
Payments on long-term debt	(12,579)	(8,473)	(9,341)
Purchase of treasury stock	(2,296)	(1,150)	(1,623)
Distribution to noncontrolling interests	(216)	(216)	(216)
Cash provided by (used in) financing activities of continuing operations	3,279	312	(1,820)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,944)	(674)	5,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,964	10,638	5,523
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,020	9,964	10,638
CASH PAID DURING PERIOD FOR:
Interest	$6,540	7,315	6,559
Income taxes	$3,776	3,953	4,933

Non-cash transactions:

	Years Ended September 30,
(in thousands)	2015	2014	2013

Issue of shares of common stock for debt and interest
Number of shares	233	294	-
Value of shares	$2,358	$2,969	$-
Value of warrants	$-	$-	$100
Debt incurred in connection with seller in connection with acquisition of businesses and property and equipment	$3,379	$4,879	$14,880
Reduction of debt in sale of aircraft and property	$-	$3,128	$-
Accrued liabilities due settled with debt	$7,234	-	-
Unrealized gain (loss) on marketable securities	$18	$41	$(9)
Beneficial debt conversion feature on convertible debt	$-	$-	$33
Issue of shares of common stock for acquiring a business
Number of shares	200	-	100
Value of shares	$2,375	$-	$863

See accompanying notes to consolidated financial statements.

A.	Nature of Business

RCI Hospitality Holdings, Inc. (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont Texas, as well as Minneapolis, Minnesota, Philadelphia, Pennsylvania, Charlotte, North Carolina, New York, New York, Miami Gardens, Florida, Phoenix, Arizona, Sulphur, Louisiana and Indianapolis, Indiana. The Company also owns and operates a media division. The Company’s corporate offices are located in Houston, Texas.

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

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or market.

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

Impairment of Long-Lived Assets

In accordance with US GAAP, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2015. The Company recognized intangible asset impairments in the year ended September 30, 2015 and 2014 related to specific reporting units. See Note O, Impairment of Assets.  The Company did not recognize impairment for the year ended September 30, 2013. All of the Company’s goodwill and intangible assets relate to the nightclubs, except for $567,000 related to the acquisition of the media division and $9.8 million in the energy drink business. Definite lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

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

B.	Summary of Significant Accounting Policies - continued

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

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped.  Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention.

Sales and Liquor Taxes

The Company recognizes sales and liquor taxes paid as revenues and an equal amount in taxes and permits expense in accordance with FASB ASC 605, Revenue Recognition.  Total sales and liquor taxes aggregated $11.3 million, $10.3 million and $8.5 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Accounting for Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method and carried at cost and are adjusted for the Company's proportionate share of their undistributed earnings or losses. Investments in Companies in which the Company owns less than a 20% interest are accounted for at cost and reviewed for any impairment.  The 40% investment in one company at September 30, 2012 was recorded in other assets and was a nominal amount. The 40% was sold during the year ended September 30, 2013. During the year ended September 30, 2012, the Company also acquired a 50% investment in a nightclub for $ 600,000, which was not yet open at September 30, 2012. This investment was also recorded in other assets at September 30, 2012. During the year ended September 30, 2013, the Company acquired the remaining 50% of this operation and became consolidated – see Note M, Acquisitions. This company was sold during the year ended September 30, 2015. Also during the year ended September 30, 2013, the Company acquired approximately 12% of another entity for $600,000. This investment was increased to 15% during the year ended September 30, 2014 and to 51% in October 2014, at which time the subsidiary became part of the consolidated group (see Note M, Acquisitions).

Earnings Per Common Share

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

B.	Summary of Significant Accounting Policies – continued

Earnings Per Common Share - continued

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows:

(in thousands, except per share data)	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2015	2014	2013
Basic earnings per share:
Net income attributable to RCIHH shareholders	$9,312	$11,240	$9,191
Average number of common shares outstanding	10,359	9,816	9,518
Basic earnings (loss) per share	$0.90	$1.15	$0.97
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$9,312	$11,240	$9,191
Adjustment to net earnings from assumed conversion of debentures (1)	29	821	57
Adjusted net income attributable to RCIHH shareholders	9,341	12,061	9,248
Average number of common shares outstanding:
Common shares outstanding	10,359	9,816	9,518
Potential dilutive shares resulting from exercise of warrants and options (2)	-	9	4
Potential dilutive shares resulting from conversion of debentures (1)	47	812	93
Total average number of common shares outstanding used for dilution	10,406	10,637	9,615
Diluted earnings (loss) per share:
Net income (loss) attributable to Rick's shareholders	$0.90	$1.13	$0.96

*EPS may not foot due to rounding.

Additional shares for options, warrants and debentures amounting to 353,400, 234,189 and 821,440 for the year ended September 30, 2015, 2014 and 2013 were not considered since they would be antidilutive.

(1)  Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2)  All outstanding warrants and options were considered for the EPS computation.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2015, 2014 and 2013 totaling $4,554,703, $9,276,733 and $7,789,818, respectively, were convertible into common stock at prices ranging from $10.00 to $12.50 in each year. Convertible debentures amounting to $483,953, $9,276,733 and $1,455,075 were dilutive in 2015, 2014 and 2013, respectively.

Stock Options

At September 30, 2015, the Company has no stock options outstanding.   The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model.  The critical estimates are volatility, expected life and risk-free rate. The compensation cost recognized for the year ended September 30, 2015, 2014 and 2013 was zero, $159,370 and $847,183, respectively. There were 10,000, 369,665 and zero stock option exercises for the years ended September 30, 2015, 2014 and 2013, respectively.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of September 30, 2015, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$109	$614

In accordance with US GAAP, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the year ended September 30, 2015.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
September 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$614	$614	$-	$-

(in thousands)	Carrying
September 30, 2014	Amount	Level 1	Level 2	Level 3
Marketable securities	$596	$596	$-	$-

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and othe intangible assets, which are remeasured when the derived fair value is below carrying value in the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, othe income (expense) and income taxes in the consolidated statement of income.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis – continued

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	September 30	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	134,150	-	-	134,150
Indefinite lived intangibles	55,828	-	-	55,828
Definite lived intangibles, net	5,169	-	-	5,169

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	September 30	Identical Asset	Observable Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Goodwill	$43,374	$-	$-	$43,374
Property and equipment, net	113,962	-	-	113,962
Indefinite lived intangibles	53,968	-	-	53,968
Definite lived intangibles, net	675	-	-	675

	Total Gains (Losses)
(in thousands)	Years Ended September 30,
Description	2015	2014	2013
Goodwill	$-	$(613)	$-
Property and equipment, net	-	-	-
Indefinite lived intangibles	-	-	-
Definite lived intangibles, net	(1,654)	(1,263)	-

B.	Summary of Significant Accounting Policies - continued

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in fiscal year 2018.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable), and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects that the adoption of this new guidance will result in a reclassification of debt issuance costs on its consolidated balance sheets.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is part of the FASB’s initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply the ASU prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the standard, but does not, at this time, anticipate a material impact to the financial statements and footnote disclosures once implemented.

B.	Summary of Significant Accounting Policies - continued

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

C.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

D.	Property and Equipment

Property and equipment consisted of the following:

(in thousands, except per share data)	September 30,
	2015	2014
Buildings and land	$108,967	$87,818
Leasehold improvements	28,273	25,428
Furniture	7,596	7,277
Equipment	26,239	24,113
Total property and equipment	171,075	144,636
Less accumulated depreciation	(36,925)	(30,674)

Property and equipment, net	$134,150	$113,962

E.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

(in thousands)
	September 30,
	2015	2014
Indefinite useful lives:
Goodwill	$52,641	$43,374
Licenses	55,828	53,968

	Amortization
	Period
Definite useful lives:
Distribution agreement	10 years	2,688	-
Trademarks	10 years	1,791	-
Discounted leases	18 & 6 years	148	158
Unamortized non-compete agreements	5 years	542	517
		5,169	675
Total goodwill and intangible assets		$113,638	$98,017

(in thousands)	2015			2014
	Definite- Lived Intangibles	Licenses	Goodwill	Definite- Lived Intangibles	Licenses	Goodwill
Beginning balance	$675	$53,968	$43,374	$1,065	$54,966	$43,987
Intangibles acquired	5,231	3,565	9,267	-	265	-
Impairment	-	(1,654)	-	-	(1,263)	(613)
Amortization and other	(737)	(51)	-	(390)	-	-
Ending balance	$5,169	$55,828	$52,641	$675	$53,968	$43,374

Future amortization expense related to definite lived intangible assets subject to amortization at September 30, 2015 is (in thousands): 2016 - $724; 2017 - $659; 2018 - $568; 2019 - $555; 2020 - $543; thereafter - $2,120.

Indefinite lived intangible assets consist of sexually oriented business licenses, which were obtained as part of the acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination.  The Company impaired two reporting units during the year ended September 30, 2015 in the aggregate amount of $1,705,000 for indefinite lived intangible and zero for goodwill. The Company impaired two reporting units during the year ended September 30, 2014 in the aggregate amount of $1,263,000, for indefinite lived intangible and 613,000 for goodwill (Note O, Impairment of Assets). There was no impairment for the year ended September 30, 2013.

F.	Long-term Debt

Long-term debt consisted of:

		September 30,
(in thousands)		2015	2014

Notes payable at 10-11%, mature August 2022 and December 2024	*	$2,938	$2,193
Notes payable at 9.6%, mature December 2014	*	-	2,140
Note payable at 7%, matures December 2019	*	169	201
Note payable at 7.25%, matures May 2016	*	218	564
Notes payable at 14%, mature September 30, 2020, collateralized by stocks of Miami Gardens Square One, Inc. and Stellar Management, Inc.	**	-	1,910
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2015), matures April 2017	*	2,891	3,021
Note payable at the greater of 2% above prime or 7.5%, (7.5% at September 30, 2015), matures June 2017	*	3,482	3,633
Note payable at 8%, matures January 2022	*	2,292	2,605
Notes payable at 5.5%, matures January 2023		1,315	1,388
Notes payable at 5.5%, matures January 2023 and January 2022	*	5,698	6,013
Note payable refinanced at 6.25%, matures July 2018	*	1,328	1,423
Note payable at 6.3%, matures June 2030, collateralized by aircraft		440	457
Notes payable at 4.75%-7.25%	*	-	492
10% convertible debentures matures August 2016		1,000	2,647
Note payable at 9.5%, matures August 2024	**	12,607	14,093
Notes payable at 9.5%, mature September 2024	*	7,601	8,762
6% convertible debentures, mature March 2023	**	482	1,328
Notes payable at 13%, matures October 2016 and 2017	**	4,000	4,000
Notes payable at 5-7%, mature from 2018 to 2028	*	2,043	2,730
Note payable at 11%, matures June 2018	*	2,500	2,500
Convertible note payable from a related party at 10%, matures October, 2017		750	750
9% convertible debentures matures October 2016		2,270	4,001
7.45% note payable collateralized by aircraft, matures 2019		3,265	3,501
Notes payable to a lender at 12%, mature December 2017 and September 2018		4,000	-
Non interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%		6,988	-
Note payable to a bank at 6.5%, matures January 2020	*	4,748	-
Note payable to an individual at 6%, matures January 2019	*	1,189	-
Notes payable to a bank at 5.5%, matures May 2020	*	5,656	-
Note payable to an individual at 6%, matures May 2020	*	1,714	-
Note payable to a bank at 5.3%, matures December 2024	*	1,901	-
Note payable to a bank at 5.45%, matures July 2020	*	11,273	-
Other notes		162	-
Total debt		94,920	70,352
Less current portion		9,700	12,315

Total long-term debt		$85,220	$58,037

* Collateralized by real estate

** Collateralized by stock in subsidiary

Following is a summary of long-term debt at September 30:

(in thousands)
	2015	2014
Secured by real estate	$57,641	$36,277
Secured by stock in subsidiary	17,089	21,331
Secured by other assets	3,705	3,958
Unsecured	16,485	8,786
	$94,920	$70,352

F.	Long-term Debt – continued

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

On September 30, 2010, the two secured promissory notes were modified again.  Under the modified terms the promissory notes become 10 year amortized facilities that provides for equal monthly payments of $77,633 each and will be fully paid on September 30, 2020, rather than a balloon payment for the entire amount that would have been due on November 30, 2012.  Interest on the modified note remains at 14 percent.  The Company paid each holder $50,000 as consideration for entering into the extension. The $100,000 paid will be amortized as an adjustment of interest expense over the remaining life of the notes. These notes have been paid in 2015.

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $ 6 million, which was paid $1.6 million in cash and $ 4.4 million through the issuance of a promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually . The note is payable in monthly installments of $ 34,999 until June 2017.

In connection with the acquisition of Joy Club of Austin (now Rick’s Cabaret) in December 2009, the Company assumed and entered into certain notes payable aggregating $2.5 million.  These notes bear interest at rates ranging from 4.75% to 7.25% and are payable in monthly installments aggregating $42,461, including interest.  The notes mature in December 2014 and September 2019. These notes have been paid in 2015.

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

The conversion price for the 2010 Debentures was determined by negotiation with the creditors. The $ 10.25 conversion price was in excess of the market price at date of issuance of $ 8.73. The beneficial conversion was calculated by comparing the “effective conversion price” of the debenture to the actual stock price at the transaction date. The “effective conversion price” was calculated by dividing the fair value of the debt, after deducting the fair value of the debt discount due to the issuance of warrants with the debt in the amount of $462,724, by the convertible shares. The resulting $9.74 was above the stock price at the transaction date; therefore, there was no beneficial conversion feature.

F.	Long-term Debt – continued

The fair value of the warrants was estimated to be $ 434,571 using a Black-Scholes option-pricing model using the following weighted average assumptions:

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

In August 2011, the Company borrowed $750,000 from an employee. The note bears interest at the rate of 10% per annum and matured on August 1, 2014.  The note was payable with one initial payment of interest only due January 1, 2012, and, thereafter in ten interest-only quarterly payments. The principal was payable on August 1, 2014. The note was extended in 2014 under the same terms until maturity in October 2017.  At the option of the holder, the principal amount of the note and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $ 10.00 per share.  The note is redeemable by the Company after six months at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.00 per share.

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

As consideration for the purchase of the Foster Clubs, a subsidiary paid to the sellers at closing $ 3,500,000 cash and $ 22,000,000 pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments of $ 256,602 per month and is secured by the assets purchased from the Companies.

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

The Club Note from the Jaguars acquisition also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $ 2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which equates to a $6,000,000 Reduction Amount. The State of Texas has demanded payment (see Note J) and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

The Company acquired a second adult business in midtown Manhattan in March 2013. The Company paid $3 million for the business, with $1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of RCIHH common stock at a conversion price of $ 10.25. The notes were payable over ten years at $16,653 per month, including principal and interest and had a 6% interest rate. One of the noteholders with a note aggregating approximately $790,000 converted his note into shares of common stock during 2015.

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

In March 2013 the Company borrowed $1,500,000 from an individual. The note is collateralized by a second lien on the Company’s Miami nightclub, bears interest at 13% and interest only is payable monthly until the principal matures in October 2017.

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

The fair value of the warrants was estimated to be $61,735 using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	26%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.38%

F.	Long-term Debt – continued

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

In December 2013, the Company borrowed $3.6 million from a lender. The funds were used to purchase an aircraft. The debt bears interest at 7.45% with monthly principal and interest payments of $40,653 beginning March 2012. The note matures in January 2019.

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

On January 13, 2015 a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing in the form of a note at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%. Payments on these notes aggregate $68,829 per month.

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million. There are certain financial covenants the Company with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2015. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2015. Payments on these notes aggregate $65,355 per month.

F.	Long-term Debt – continued

On July 30, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000, including interest at 5.45% and matures in five years and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub.

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This is included as long-term debt in the consolidated balance sheets.

In September 2015, the Company borrowed $2.0 million from a lender. The 12% note is collateralized by a certain subsidiary’s stock and is payable interest only until it matures in three years.

Future maturities of long-term debt consist of the following, net of debt discount: (in thousands)

2016	$9,700
2017	17,057
2018	16,051
2019	9,737
2020	17,129
Thereafter	25,246
Total maturities of long-term debt, net of debt discount	$94,920

G.	Income Taxes

The provision for income taxes on continuing operations consisted of the following for the years ended September 30:

(in thousands)	2015	2014	2013
Current	$1,229	$4,979	$5,153
Deferred	3,935	937	261
Total income tax expense	$5,164	$5,916	$5,414

Income tax expense on continuing operations differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34 % to earnings before income taxes for the years ended September 30 as a result of the following:

(in thousands)	2015	2014	2013
Computed expected tax expense	$4,812	$5,750	$5,037
State income taxes, net of federal benefit	221	242	146
Stock-based compensation and other permanent differences	131	(76)	231
Total income tax expense	$5,164	$5,916	$5,414

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities at September 30 were as follows:

(in thousands)	2015	2014
Deferred tax assets (liabilities):
Definite and indefinite lived intangibles	$(21,359)	$(16,447)
Property and equipment	(10,302)	(9,141)
Patron tax	2,712	5,209
Other	862	(1,931)
Net deferred tax liabilities	$(28,087)	$(22,310)

G.	Income Taxes - continued

The net deferred taxes are recorded in the balance sheets as follows:

	2015	2014
Current assets	$3,442	$5,378
Long-term liabilities	(31,529)	(27,688)
Net deferred tax liabilities	$(28,087)	$(22,310)

Included in the Company’s deferred tax liabilities at September 30, 2015 is approximately $16.4 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes.  These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2015, 2014 and 2013, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The years ended September 30, 2014 and 2013 remain open to tax examination. The Company’s income tax returns for the years ended September 30, 2012 and 2011 were examined by the internal revenue service with no changes.

H.	Put Options and Temporary Equity

We finished liquidating the put options during the quarter ended March 31, 2013 and we have no more obligations under the put options.

I.	Stock Options

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. The options granted under the Plans may be either incentive stock options or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

I.	Stock Options- continued

Following is a summary of options activity:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value at
		Exercise	Term	September
(in thousands, except exercise prices and contractual terms)	Options	Price	(Years)	30, 2015
Outstanding at September 30, 2012	785	8.36
Granted	10	8.70
Expired or cancelled	(30)	7.15
Exercised	-	-
Outstanding at September 30, 2013	765	$8.41
Granted	-
Expired or cancelled	(385)	8.35
Exercised	(370)	8.40
Outstanding at September 30, 2014	10	$8.70
Granted	-	-
Expired or cancelled	-	-
Exercised	(10)	8.70
Outstanding at September 30, 2015	-	$-	-	$-
Exercisable at September 30, 2015	-	$-	-	$-

On June 27, 2012, the Company issued 100,000 options to the Company’s directors. These options became exercisable in June 2013, had a strike price of $ 8.78 per share and were to expire in June 2014.  The fair value of these options were estimated to be $ 160,488 at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. The Company has utilized the simplified method in accordance with US GAAP for the following reasons. Earlier in the Company’s existence, longer-term options (generally 5 -year lives) were issued to employees, Directors and outsiders. In more recent years, option terms have generally become shorter (1 - 3 year lives) and options were issued principally to management and Directors. Then in 2010, short-term options (2 -year lives) were issued to Directors, management and a substantial number of employees. Due to the changes in the terms of the option grants and the type of persons receiving the options, we believe that the historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. Therefore, the Company believes that the use of the simplified method for determining the expected term of the Company’s options has been appropriate.

During the years ended September 30, 2015, 2014 and 2013, the Company recorded none, $159,370 and $847,183 of stock-based compensation, related to stock options, respectively. There was no unamortized stock compensation expense at September 30, 2015 related to stock options.

J.	Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $4.5 million, $4.8 million and $3.6 million for the years ended September 30, 2015, 2014 and 2013, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2015 are as follows:

(in thousands)

2016	$3,019
2017	2,765
2018	2,373
2019	1,130
2020	1,143
Thereafter	10,711

Total future minimum lease obligations	$21,141

Legal Matters

Texas Patron Tax

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

New York Settlement

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. Trial was scheduled to begin April 27, 2015.  On September 22, 2015, the Court granted final approval of the settlement.  Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15 million available to class members and their attorneys. The actual amount paid was determined based on the number of class members responding by the end of a two month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each being made in equal annual installments. As part of the settlement, we were required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

Legal Matters - continued

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

In accordance with GAAP, the Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement.  This is included as settlement of lawsuits and other one-time costs in the consolidated statement of income. Of this amount $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of September 30, 2015 the Company has a total amount of $4.2 million accrued with $2.4 million included in accrued liabilities and $1.8 million included in other long-term liabilities on the Company’s consolidated balance sheet.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC.  The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014.  As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC.  Currently, there are multiple civil lawsuits pending or threatened against the Company and its subsidiaries; and other potential lawsuits for incidents that occurred before October 25, 2013 could still be filed.  The Company has retained counsel to defend against and evaluate these claims and lawsuits.  The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company.  As previously stated, the Company has obtained general liability coverage from another insurer, effective October 25, 2013, which will cover any claims arising from actions after that date.

Settlement of lawsuits and other one-time costs for the year ended September 30, 2014 include a $2 million settlement with a claimant which was unpaid by our general liability insurance carrier. We have filed a claim with the insurance company’s estate and with the state’s insurance fund for this settlement. This amount is unpaid and is accrued as of September 30, 2015 and 2014.

General

The Company is involved in various suits and claims arising in the normal course of business. The ultimate outcome of these items will not have a material adverse effect on the Company’s consolidated statements of income or financial position.

The Company has been sued by a landlord in the 33rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction.  Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease.  The lease was for a  Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas.  Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc.  have denied liability and assert that Plaintiff has failed to mitigate its claimed damages.  Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff, Plaintiff’s manager, and Plaintiff’s broker asserting that they committed fraud and that the landlord breached the applicable agreements. It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s financial condition.

Settlements of lawsuits for the years ended September 30, 2015, 2014, and 2013 total $11.5 million, $3.7 million, and $707,000, respectively.

K.	Common Stock

 During the year ended September 30, 2013, the following common stock transactions occurred:

•	The Company acquired 192,455 shares of common stock for the treasury at a cost of $ 1.6 million. These shares were subsequently retired.

•	In connection with the acquisition of a business, the Company issued 100,000 shares of common stock, valued at $863,000.

During the year ended September 30, 2014, the following common stock transactions occurred:

•	The Company acquired 101,330 shares of its own common stock at a cost of $1.2 million. These shares were subsequently retired.

•	The Company issued 295,061 common shares for the conversion of debt and interest in the aggregate amount of $2,968,750.

•	Options exercised during the year amounted to 369,665 shares and $3,125,403.

K.	Common Stock - continued

During the year ended September 30, 2015, the following common stock transactions occurred:

•	The Company acquired 225,280 shares of its own common stock at a cost of $2.3 million. These shares were subsequently retired.

•	The Company issued 232,506 common shares for the conversion of debt and interest in the aggregate amount of $2.4 million.

•	The Company issued 200,000 common shares for a portion of the acquisition cost of an energy drink company. The value of the shares was $2.4 million.

•	Options exercised during the year amounted to 10,000 shares and $86,900.

L.	Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3 % of the employee’s salary. Expenses related to matching contributions to the Plan approximated $94,000, $83,000 and $64,000 for the years ended September 30, 2015, 2014 and 2013, respectively.

M.	Acquisitions

2013 Acquisitions and Openings

In connection with the acquisition of the Foster Clubs in September 2012, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $ 650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. The Company reduced previously recognized goodwill because the purchase of the Foster Clubs operations and the real estate were considered to be one purchase transaction with multiple closings and were included in the same purchase agreement.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date. (in thousands)

Buildings and land	$10,066
Goodwill	(431)
Net assets	$9,635

On March 4, 2013, the Company completed the acquisition of a second adult business in midtown Manhattan. The Company opened a new gentlemen's club at the 61 West 37th Street location, just east of Sixth Avenue. The Company paid $ 3 million for the business, with $ 1.5 million paid in cash and the remaining $1.5 million in six percent promissory notes convertible into shares of the Company’s common stock at a conversion price of $10.25. The notes call for monthly payments of $ 16,653, including principal and interest, and mature in 120 months. At the option of the noteholders, the principal amount of the notes and the accrued but unpaid interest thereon may be converted into shares of the Company’s common stock at $ 10.25 per share. The notes are redeemable by the Company at any time if the closing price of its common stock for 20 consecutive trading days is at least $ 13.47 per share. One of the noteholders with a note aggregating approximately $790,000 converted his note into shares during 2015.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)

Noncompete	$150
Goodwill	997
SOB licenses	2,850
Deferred taxes	(997)
Net assets	$3,000

M.	Acquisitions - continued

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

A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan in October 2013. The subsidiary entered into a contract to buy the land and building for $ 10 million at any time in the next five years. Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $13,000,000, of which the Company’s subsidiary contributed $5,200,000 in connection with the overall business transaction. The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $23 million which has not closed. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $100,000 per month for the next five years rather than the $180,000 per month called for in the original agreement.

M.	Acquisitions - continued

2015 Acquisitions and Openings

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its restricted common stock for a total purchase price of $3.6 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock each to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals entered into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of their respective shares per month that they receive in connection herewith. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

The following information summarizes the preliminary allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)
Inventory and accounts receivable	$500
Equipment, furniture and fixtures	356
Definite-lived intangibles	4,931
Goodwill	5,326
Accounts payable	(1,482)
Notes payable	(963)
Deferred tax liability	(1,726)
Noncontrolling interest	(3,392)
Net assets	$3,550

In accordance with US GAAP, the Company recorded a gain of approximately $229,000 on the value of its earlier 15% (750,000) investment in this company.

Goodwill from this transaction is deductible for tax purposes.

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

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

(in thousands)

Buildings and land	$3,130
Furniture and fixtures	20
Inventory	4
SOB license	3,546
Noncompete	100
Net assets	$6,800

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

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

(in thousands)

Buildings and land	$4,050
Furniture and fixtures	200
Inventory	109
Goodwill	3,941
Noncompete	200
Net assets	$8,500

Goodwill from this transaction is deductible for tax purposes.

N.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)

	Fiscal Year 2015
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$36,487	$37,410	$35,761	$35,009
Income (loss) from operations	$6,140	$(2,616)	$14,152	$3,202
Net income (loss) attributable to RCIHH shareholders	$3,360	$(2,841)	$8,267	$526
Basic income (loss) per share:
Net income (loss) attributable to RCIHH shareholders	$0.33	$(0.28)	$0.81	$0.05
Diluted income (loss) per share:
Net income (loss)	$0.32	$(0.28)	$0.78	$0.05
Basic weighted average shares outstanding	10,264	10,275	10,245	10,363
Diluted weighted average shares outstanding	10,929	10,275	10,707	10,363

	Fiscal Year 2014
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$29,423	$32,870	$33,343	$33,538
Income from operations	$5,614	$7,459	$2,892	$2,910
Net income attributable to RCIHH shareholders	$2,404	$3,722	$691	$4,423
Basic income per share:
Net income	$0.25	$0.39	$0.07	$0.44
Diluted income per share:
Net income attributable to RCIHH shareholders	$0.25	$0.37	$0.07	$0.42
Basic weighted average shares outstanding	9,546	9,661	9,883	10,179
Diluted weighted average shares outstanding	9,855	10,853	9,968	11,014

N.	Quarterly Results of Operations (Unaudited) - continued

	Fiscal Year 2013
	Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30
Revenues	$27,141	$28,728	$28,308	$28,031
Income from operations	$5,616	$6,170	$5,460	$4,637
Net income (loss)	$2,647	$2,745	$2,195	$1,604
Basic income (loss) per share:
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Diluted income (loss) per share:
Net income (loss)	$0.28	$0.29	$0.23	$0.17
Basic weighted average shares outstanding	9,575	9,514	9,479	9,504
Diluted weighted average shares outstanding	9,833	9,988	9,647	9,603

O.	Impairment of Assets

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

During the year ended September 30, 2015, we recorded an impairment of $1.7 million for the indefinite-lived intangible assets at two clubs that were closed.

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

The Club Note from the Jaguars acquisition (see Note M, Acquisitions) also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $ 2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which equates to a $6,000,000 Reduction Amount. The State of Texas has demanded payment (See Note J) and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

Q.	Restricted Stock Issuance

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. The Company recognized $480,024 and $122,935 during the years ended September 30, 2015 and 2014, respectively with respect to these shares. As of September 30, 2015, $368,804 remains unamortized.

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

Volatility	31.5%
Expected life	1.0 years
Expected dividend yield	-
Risk free rate	.12%

These warrants were acquired by the Company during the year ended September 30, 2015 for $50,000 and were cancelled at that time.

S.	Segment Information

The Company is engaged in adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment. The other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.

Below is the financial information related to the Company’s segments:

	(in thousands)	2015	2014	2013
Business segment revenues:
Nightclubs		$123,280	$121,454	$108,723
Bombshells		19,091	6,213	1,869
Other		2,296	1,507	1,616
		$144,667	$129,174	$112,208

Business segment operating income (loss):
Nightclubs		$30,444	$25,970	$28,400
Bombshells		1,773	(315)	(25)
Other		(1,921)	(246)	(206)
General corporate		(9,418)	(6,534)	(6,286)
		$20,878	$18,875	$21,883

Business segment capital expenditures:
Nightclubs		$16,578	$11,834	$8,510
Bombshells		1,448	8,195	354
Other		973	8	-
General corporate		260	1,322	811
		$19,259	$21,359	$9,675

Business segment depreciation and amortization:
Nightclubs		$4,630	$3,453	$4,800
Bombshells		727	429	21
Other		627	20	16
General corporate		910	2,414	500
		$6,894	$6,316	$5,337

Business segment assets:
Nightclubs		$230,104	200,516	$200,310
Bombshells		9,875	9,074	610
Other		9,721	996	1,034
General corporate		21,112	29,271	21,146
		$270,812	$239,857	$223,100

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

T.	Subsequent Events

In October 2015, the Company refinanced certain real estate debt amounting to $2.3 million with new bank debt of $4.6 million. After closing costs, the Company received $2.0 million in cash from the transaction. The new debt is payable $30,244 per month, including interest at 5.0% and matures in ten years.

Subsequent to September 30, 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. When fully funded upon the finish of construction of the building, the note is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%.The new debt matures in twenty years.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “ Internal Control—Integrated Framework (2013) ”. Based on this assessment, we believe that, as of September 30, 2015, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2015, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	47	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	66	Chief Financial Officer
Travis Reese	46	Director and Executive Vice President
Robert L. Watters	64	Director
Steven Jenkins	58	Director
Luke Lirot	59	Director
Nour-Dean Anakar	58	Director

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

Phillip Marshall has served as our Chief Financial Officer since May 2007. He was previously controller of Dorado Exploration, Inc., an oil and gas exploration and production company, from February 2007 to May 2007. He previously served as Chief Financial Officer of CDT Systems, Inc., a publicly held water technology company, from July 2003 to September 2006. In 1972, Mr. Marshall began his public accounting career with the international accounting firm, KMG Main Hurdman. After its merger with Peat Marwick, Mr. Marshall served as an audit partner at KPMG for several years. After leaving KPMG, Mr. Marshall was partner in charge of the audit practice at Jackson & Rhodes in Dallas from 1992 to 2003, where he specialized in small publicly held companies. Mr. Marshall is also a trustee of United Mortgage Trust, United Development Funding IV and United Development Funding V, publicly held real estate investment trusts.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. All members are independent Directors. The primary purpose of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2015 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

In August 2015, our Board adopted a new Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.rcihospitality.com.com. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by PCAOB Standard No. 16, Communications with Audit Committees, and our audited financial statements for the fiscal year ended September 30, 2015 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence. The Audit Committee recommended to the Board of Directors that the Company's audited financial statements for the fiscal year September 30, 2015 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2015, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2015, with the exception of a Form 4 that Eric Langan, our Chairman and Chief Executive Officer, was late in filing.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.rcihospitality.com ..

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes.  The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2015, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

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

Our equity grant practices require that stock options and other equity compensation have prices not less than the fair market value on the date of grant.  The fair market value of our stock option awards has historically been the NASDAQ closing price on the date of grant.

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2015, 2014 and 2013 of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)		(j)
Eric Langan,	2015	832,143	-0-	245,870	(1)	-0-		-0-	-0-	67,505	(1)	1,145,518
President/	2014	856,731	-0-	61,467	(1)	-0-		-0-	-0-	97,680	(1)	1,015,878
CEO	2013	764,423	-0-	-0-		249,387	(1)	-0-	-0-	99,859	(1)	1,113,669

Phillip	2015	251,442	-0-	-0-		-0-		-0-	-0-	25,734	(2)	277,176
Marshall,	2014	246,538	-0-	-0-		-0-		-0-	-0-	29,070	(2)	275,608
CFO	2013	223,813	-0-	-0-		44,267	(2)	-0-	-0-	28,145	(2)	296,225

Travis	2015	280,000	-0-	-0-		-0-		-0-	-0-	36,562	(3)	316,562
Reese,	2014	241,538	-0-	-0-		-0-		-0-	-0-	18,447	(3)	259,985
Executive	2013	231,538	-0-	-0-		56,304	(3)	-0-	-0-	18,193	(3)	306,035
Vice President

1	Mr. Langan received 215,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 155,000 were replacement of the September 30, 2010 options. Mr. Langan received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Langan also received 58,000 shares of restricted stock in July 2014. The shares vest in two years. Mr. Langan and his family received the use of certain automobiles in each year.
2	Mr. Marshall received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 20,000 were replacement of the September 30, 2010 options. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Marshall and his family received the use of certain automobiles in each year.

3	Mr. Reese received 40,000 options to purchase shares of our common stock at an exercise price of $8.35 on July 2, 2012, of which 25,000 were replacement of the September 30, 2010 options. Mr. Reese received 10,000 options to purchase shares of our common stock at an exercise price of $8.78 on June 27, 2012. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note I to the Company’s audited financial statements included in this Form 10-K. Mr. Reese and his family received the use of certain automobiles in each year.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for the year ended September 30, 2015.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year End
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(j)

Eric Langan	0	0	0			58,000	$604,360	0	0
Phillip Marshall	0	0	0			0	0	0	0
Travis Reese	0	0	0			0	0	0	0

OPTION EXERCISES

There were no option exercises by officers in the year ended September 30, 2015.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2015. We have agreed to pay our non-executive directors $20,000 in cash for the 2015 and 2016 fiscal years. Following is a schedule of the compensation paid to our directors in the year ended September 30, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Watters	20,000	-0-	$-0-	-0-	-0-	-0-	$20,000
Nourdean Anakar	20,000	-0-	$-0-	-0-	-0-	-0-	$20,000
Steve Jenkins	20,000	-0-	$-0-	-0-	-0-	-0-	$20,000
Luke Lirot	20,000	-0-	$-0-	-0-	-0-	-0-	$20,000
Eric Langan	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-
Travis Reese	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-

EMPLOYMENT AGREEMENTS

On July 24, 2015, we entered into a new Employment Agreement with our Chief Executive Officer and President, Eric Langan.  His previous employment agreement expired on July 23, 2015. The new agreement has a term of three years and provides for an annual base salary of $875,000 for the first year of the term and an annual base salary of $900,000 for the second and third year of the term. The agreement also provides for bonus eligibility, expense reimbursement, participation in all benefit plans maintained by us for salaried employees and two weeks paid vacation. Under the terms of the agreement, Mr. Langan is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

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

On June 27, 2013, we entered into an Employment Agreement with Phillip K. Marshall to serve as our Chief Financial Officer. Mr. Marshall’s Employment Agreement extends through May 30, 2016, and provides for an annual base salary of $245,000 for the first year, $250,000 for the second year and $255,000 for the third year. Under the terms of his Employment Agreement, Mr. Marshall is bound to a confidentiality provision and cannot compete with us upon the expiration of his Employment Agreement.

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

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. We have adopted stock option plans (the “Plans”) for employees and directors. The purpose of the Plans is to further the interests of the Company, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plans also assist us and our subsidiaries in attracting and retaining key employees and directors. The Plans are administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plans, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

In August 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) with 500,000 shares authorized to be granted and sold under the 1999 Plan. In August 2004, shareholders approved an Amendment to the 1999 Plan (the “Amendment”) which increased the total number of shares authorized to 1 million. In July 2007, shareholders approved an Amendment to the 1999 Plan (the “Amendment”), which increased the total number of shares authorized to 1.5 million. The 1999 Plan was terminated by law in July 2009.  Our Board of Directors approved the 2010 Stock Option Plan on September 30, 2010.  The 2010 Plan was approved by the shareholders of the Company for adoption at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. As of September 30, 2015, there are no stock options outstanding.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 1, 2015, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.   In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days by the exercise of options or warrants.   These shares, however, are not counted in computing the percentage ownership of any other person.   As of December 1, 2015, there were 10,192,935 shares of common stock outstanding.

	Number of			Percent of
Name/Address	shares		Title of class	Class (1)
Eric S. Langan
10959 Cutten Road
Houston, Texas 77066	638,424	(2)	Common stock	6.26%
Phillip K. Marshall
10959 Cutten Road
Houston, Texas 77066	12,780		Common stock	0.13%
Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130	-0-		Common stock	-0-%
Steven L. Jenkins
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058	-0-		Common stock	-0-%
Travis Reese
10959 Cutten Road
Houston, Texas 77066	11,330		Common stock	0.11%
Nour-dean Anakar
3978 Sorrento Valley Drive, #100
San Diego, California 92121	-0-		Common stock	-0-%
Luke Lirot
2240 Belleair Road, Suite 190
Clearwater, FL 33764	-0-		Common stock	-0-%
All of our Directors and Officers as a Group of seven persons	662,534		Common stock	6.50%
Dimensional Fund Advisors LP (3)
Building One, 6300 Bee Cave Road
Austin, Texas, 78746	748,057		Common stock	7.34%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Excludes 58,000 shares of common stock that are not vested.
(3)	Based on the most recently available Schedule 13G/A filed with the SEC on February 5, 2015 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP, an investment adviser, beneficially owned 748,057 shares of common stock, with sole voting power over 740,601 shares, and sole dispositive power over 748,057 shares.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors.  We currently have four independent directors, Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot.   We know of no related transactions for the years ended September 30, 2015 and 2014.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2014, 2013 and 2013.

	2015	2014	2013
(in thousands)
Audit fees	$295	$305	$295
Audit-related fees	11	-	-
Tax fees	116	126	78
All other fees	-	-	-

Total	$422	$431	$373

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2015.

RCI Hospitality Holdings, Inc.

/s/ Eric S. Langan
By: Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2015

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 14, 2015

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2015

/s/ Robert L. Watters
Robert L. Watters	Director	December 14, 2015

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 14, 2015

/s/ Steven Jenkins
Steven Jenkins	Director	December 14, 2015

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2015

