Form 10-Q
period 2015-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2016-02-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes  ☐      No  ☒

As of January 31, 2016, 9,948,048 shares of the registrant’s Common Stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.

PART I             FINANCIAL INFORMATION

Item 1.          Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
(in thousands, except per share data)	2015	2015
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$8,384	$8,020
Accounts receivable:
Trade, net	1,936	1,578
Other, net	812	576
Marketable securities	621	614
Inventories	2,689	2,368
Prepaid expenses and other current assets	3,681	4,010
Total current assets	18,123	17,166

Property and equipment, net	133,423	134,150

Other assets:
Goodwill	52,641	52,641
Indefinite lived intangibles, net	55,828	55,828
Definite lived intangibles, net	4,821	5,021
Other	2,273	2,224
Total other assets	115,563	115,714

Total assets	$267,109	$267,030

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
(in thousands, except per share data)	2015	2015
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,641	$2,164
Accrued liabilities	9,795	9,626
Texas patron tax liability	1,651	1,364
Current portion of long-term debt	9,195	9,700
Total current liabilities	22,282	22,854

Deferred tax liability	28,758	28,087
Other long-term liabilities	2,705	2,723
Long-term debt	85,161	84,880
Total liabilities	138,906	138,544

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 10,002 and 10,285 shares issued and outstanding, respectively	100	103
Additional paid-in capital	67,058	69,729
Accumulated other comprehensive income	116	109
Retained earnings	55,234	52,682
Total RCIHH stockholders’ equity	122,508	122,623
Noncontrolling interests	5,695	5,863
Total stockholders’ equity	128,203	128,486

Total liabilities and stockholders’ equity	$267,109	$267,030

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2015	2014

	(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$14,597	$14,004
Sales of food and merchandise	4,334	4,834
Service revenues	12,641	13,528
Other	1,903	1,838
Total revenues	33,475	34,204

Operating expenses:
Cost of goods sold	5,184	5,111
Salaries and wages	8,135	8,032
Stock-based compensation	120	120
Other general and administrative:
Taxes and permits	3,227	3,110
Charge card fees	613	547
Rent	948	1,141
Legal and professional	1,105	959
Advertising and marketing	1,305	1,367
Depreciation and amortization	1,817	1,645
Insurance	874	820
Utilities	710	734
Impairment of assets	-	1,358
Settlement of lawsuits and other one-time costs	540	247
Other	3,180	2,873
Total operating expenses	27,758	28,064
Income from operations	5,717	6,140
Other income (expense):
Interest income and other	4	13
Interest expense	(1,915)	(1,619)
Gain from acquisition of controlling interest in subsidiary	-	577
Income before income taxes	3,806	5,111
Income taxes	1,367	1,846
Net income	2,439	3,265
Less: Net (income) loss attributable to noncontrolling interests	113	95
Net income attributable to RCI Hospitality Holdings, Inc.	$2,552	$3,360
Basic earnings per share attributable to RCIHH shareholders:
Net income	$0.25	$0.33
Diluted earnings per share attributable to RCIHH shareholders:
Net income	$0.25	$0.32
Weighted average number of common shares outstanding:
Basic	10,296	10,264
Diluted	10,635	10,929

See accompanying notes to consolidated financial statements.

4

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31,
(in thousands, except per share data)	2015	2014

	(UNAUDITED)

Net income	$2,439	$3,265
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	7	8
Comprehensive income to common stockholders	2,446	3,273
Less: Net (income) loss attributable to noncontrolling interests	113	95
Comprehensive income to common stockholders	$2,559	$3,368

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	ENDED DECEMBER 31,
(in thousands, except per share data)	2015	2014

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,439	$3,265
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,817	1,645
Deferred taxes	676	1,523
Impairment of assets	-	1,358
Amortization of note discount and beneficial conversion	8	22
(Gain) from acquisition of controlling interest in subsidiary	-	(577)
Deferred rents	(24)	(32)
Stock compensation expense	120	120
Changes in operating assets and liabilities:
Accounts receivable	(594)	(221)
Inventories	(321)	(426)
Prepaid expenses and other assets	278	1,049
Accounts payable and accrued liabilities	(197)	(2,634)
Cash provided by operating activities	4,202	5,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(889)	(792)
Acquisition of businesses, net of cash acquired	-	(200)
Cash used in investing activities	(889)	(992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,556	4,957
Payments on long-term debt	(4,656)	(4,711)
Purchase of treasury stock	(2,795)	(1,085)
Distribution to noncontrolling interests	(54)	(54)
Cash used in financing activities	(2,949)	(893)

NET INCREASE IN CASH AND CASH EQUIVALENTS	364	3,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,020	9,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,384	$13,171
CASH PAID DURING PERIOD FOR:
Interest	$1,919	$1,623
Income taxes	$97	$1,724

See accompanying notes to consolidated financial statements.

Non-cash and other transactions:

During the quarter ended December 31, 2015, the Company purchased and retired 282,762 common treasury shares. The cost of these shares was $2,793,542.

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

During the quarters ended December 31, 2015 and 2014, the Company recognized unrealized holding gains on marketable securities held for sale of approximately $7,000 and $8,000, respectively.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2015 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

In the accompanying statements of income, the Company has reported revenues for the quarter ended December 31, 2015 and 2014 net of sales taxes and other revenue related taxes, due to a change in this accounting policy. Previously, the Company had included these taxes in revenue and expense.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company has early-adopted this guidance as of December 31, 2015.

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

DECEMBER 31, 2015

(UNAUDITED)

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. As explained below, the Company has early-adopted this guidance.

3.	RECLASSIFICATIONS

In the accompanying statements of income, the Company has reported revenues for the quarter ended December 31, 2015 and 2014 net of sales taxes and other revenue related taxes, due to a change in accounting policy. Previously, the Company had included these taxes in expense. The reclassifications amounted to $2.3 million for each of the quarters ended December 31, 2015 and 2014.

In the accompanying balance sheet, the Company has reported deferred tax assets and liabilities and assets as of December 31, 2015 and September 30, 2015 as a net item in accordance with ASU 2015-17 explained above. Previously, these balance sheet accounts had been reported gross as assets and liabilities. This change resulted in a reclassification of $2.9 million and $3.4 million from current assets to long-term liabilities as of December 31, 2015 and September 30, 2015, respectively.

In the accompanying balance sheet, the Company has reported deferred debt issue costs as a reduction of long-term debt as of December 31, 2015 and September 30, 2015, in accordance with ASU 2015-03 explained above. Previously these balance sheet accounts had been reported as other assets. This change resulted in a reclassification of $464,129 and $339,856 from long-term assets to long-term liabilities as of December 31, 2015 and September 30, 2015, respectively.

4.	SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2015

(UNAUDITED)

4.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of December 31, 2015, available-for-sale securities consisted of the following:

		Gross
(in thousands)	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$115	$621

In accordance with GAAP, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the quarter ended December 31, 2015.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis – continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$621	$621	$-	$-

(in thousands)	Carrying
September 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$614	$614	$-	$-

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, other income (expense) and income taxes in the consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

4.	SIGNIFICANT ACCOUNTING POLICIES - continued

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	December 31	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	133,423	-	-	133,423
Indefinite lived intangibles	55,828	-	-	55,828
Definite lived intangibles, net	4,821	-	-	4,821

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	September 30	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	134,150	-	-	134,150
Indefinite lived intangibles	55,828	-	-	55,828
Definite lived intangibles, net	5,021	-	-	5,021

	Total Gains (Losses)
(in thousands)	Quarters Ended December 31,
Description	2015	2014
Goodwill	$-	$
Property and equipment, net	-	-
Indefinite lived intangibles	-	-
Definite lived intangibles, net	-	(1,358)

5.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

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

The compensation costs recognized for each of the three month periods ended December 31, 2015 and 2014 were $120,012, related to restricted stock. There were no stock option grants or exercises for the three month periods ended December 31, 2015 and 2014. There was no unamortized stock compensation expense related to stock options at December 31, 2015.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

5.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

There were no stock options outstanding at December 31, 2015, and there were no stock option transactions nor expense for the three months ended December 31, 2015 and 2014.

6.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of definite-lived intangibles, goodwill and licenses for the three months ended December 31, 2015 and 2014:

(in thousands)	2015			2014
	Definite- Lived Intangibles	Licenses	Goodwill	Definite- Lived Intangibles	Licenses	Goodwill
Beginning balance	$5,021	$55,828	$52,641	$675	$53,968	$43,374
Intangibles acquired	-	-	-	10,275	-	-
Impairment	-	-	-	-	(1,358)	-
Amortization and other	(200)	-	-	(243)	-	51
Ending balance	$4,821	$55,828	$52,641	$10,707	$52,610	$43,425

During the quarter ended December 31, 2014, we have recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

7.	LONG-TERM DEBT

In October 2015, the Company refinanced certain real estate debt amounting to $2.3 million with new bank debt of $4.6 million. After closing costs, the Company received $2.0 million in cash from the transaction. The new debt is payable $30,244 per month, including interest at 5.0% and matures in ten years.

In October 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. When fully funded upon the finish of construction of the building, the note is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%. The new debt matures in twenty years. The Company has not drawn on the loan as of December 31, 2015.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

7.	LONG-TERM DEBT- continued

The fair value of the warrants was estimated to be $105,318 in accordance with GAAP, using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	28.4%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	.33%

The cost of the warrants has been recognized as a discount on the related debt and was amortized over the life of the debt.

8.	COMMON STOCK

During the quarter ended December 31, 2015, the Company purchased and retired 282,762 common treasury shares. The cost of these shares was $2,793,542.

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

The Company computes earnings per share in accordance with GAAP. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

9.	EARNINGS PER SHARE (EPS) - continued

(in thousands, except per share data)	FOR THE QUARTER ENDED
	DECEMBER 31,
	2015	2014
Basic earnings per share:
Net income attributable to RCIHH shareholders	$2,552	$3,360
Average number of common shares outstanding	10,296	10,264
Basic earnings (loss) per share:
Net income (loss) attributable to RCIHH shareholders	$0.25	$0.33
Diluted earnings per share:
Net income attributable to Rick's shareholders	$2,552	$3,360
Adjustment. to net earnings from assumed conversion of debentures (1)	85	172
Adjusted net income (loss) attributable to RCIHH shareholders	$2,637	$3,532
Average number of common shares outstanding:
Common shares outstanding	10,296	10,264
Potential dilutive shares resulting from exercise of warrants and options (2)	-	5
Potential dilutive shares resulting from conversion of debentures (1)	339	660
Total average number of common shares outstanding used for dilution	10,635	10,929
Diluted earnings (loss) per share:
Net income (loss) attributable to Rick's shareholders	$0.25	$0.32

(1)  All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 172,400 and zero for each of the three months ended December 31, 2015 and 2014 have been excluded from earnings per share due to being anti-dilutive.

(2)   Convertible debentures (principal and accrued interest) outstanding at December 31, 2015 and 2014 totaling $3.9 million and $7.4 million, respectively, were convertible into common stock at a price of $10.00, $10.25 and $12.50 per share in each year.

*EPS may not foot due to rounding.

10.	ACQUISITIONS

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

DECEMBER 31, 2015

(UNAUDITED)

10.           ACQUISITIONS - continued

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

11.           INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34 % to earnings before income taxes for the three months ended December 31, as a result of the following:

(in thousands)	2015	2014
Computed expected tax expense	$1,295	$1,730
State income taxes	63	74
Stock option disqualifying dispositions and other permanent differences	9	42
Total income tax expense	$1,367	$1,846

Included in the Company’s deferred tax liabilities at December 31, 2015 is approximately $16.4 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the quarters ended December 31, 2015 and 2014, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The last three years remain open to tax examination.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Texas Patron Tax

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This amount, less payments made, is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax. The balance of the debt was $6.8 million at December 31, 2015.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

12.          COMMITMENTS AND CONTINGENCIES - continued

New York Settlement

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. Trial was scheduled to begin April 27, 2015.  On September 22, 2015, the Court granted final approval of the settlement.  Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15 million available to class members and their attorneys. The actual amount paid was determined based on the number of class members responding by the end of a two month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each being made in equal annual installments. As part of the settlement, RCIHH was required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

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

In accordance with GAAP, the Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement. Of this amount $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of December 31, 2015 the Company has a total amount of $3.6 million accrued with $1.8 million included in accrued liabilities and $1.8 million included in other long-term liabilities on the Company’s consolidated balance sheet.

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

DECEMBER 31, 2015

(UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES - continued

General

The Company is involved in various suits and claims arising in the normal course of business. The ultimate outcome of these items will not have a material adverse effect on the Company’s consolidated statements of income or financial position.

In April 2015, the Company was sued by a landlord in the 33rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction.  Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease.  The lease was for a  Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas.  Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc.  have denied liability and assert that Plaintiff has failed to mitigate its claimed damages.  Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff, Plaintiff’s manager, and Plaintiff’s broker asserting that they committed fraud and that the landlord breached the applicable agreements. It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s financial condition.

Settlements of lawsuits for the quarters ended December 31, 2015 and 2014 totaled $540,000 and $247,000, respectively.

13.	SEGMENT INFORMATION

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

13.	SEGMENT INFORMATION - continued

Below is the financial information related to the Company’s segments:

	Three Months Ended
	December 31,
(in thousands)	2015	2014
Business segment revenues:

Nightclubs	$28,170	$29,167
Bombshells	4,379	4,534
Other	926	503

	$33,475	$34,204

Business segment operating income (loss):
Nightclubs	$8,508	$8,284
Bombshells	487	539
Other	(648)	(546)
General corporate	(2,630)	(2,137)
	$5,717	$6,140

Business segment capital expenditures:
Nightclubs	$391	$245
Bombshells	40	877
Other	2	14
General corporate	456	106
Disposition	-	(280)
	$889	$962

Business segment depreciation and amortization:
Nightclubs	$1,142	$1,202
Bombshells	231	53
Other	171	204
General corporate	273	186
	$1,817	$1,645

Business segment assets:
Nightclubs	$197,343	$186,111
Bombshells	9,592	10,554
Other	9,837	12,167
General corporate	50,337	36,140
	$267,109	$244,972

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

14.	RESTRICTED STOCK ISSUANCE

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $240,024 at December 31, 2015. The compensation cost recognized for each of the three months ended December 31, 2015 and 2014 was $120,012

15.	SUBSEQUENT EVENTS.

On January 13, 2016, a subsidiary of the Company acquired the land and building in Manhattan where Rick’s Cabaret New York is located. Total consideration was $10.0 million for the land and the three-story, 14,000 square foot building at 50 West 33rd Street. The acquisition was wholly financed through a 5.0% bank loan, with a 25 year amortization and 10 year balloon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and the audited consolidated financial statements and related notes included in our Form 10-K for the year ended September 30, 2015.

GENERAL

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of January 31, 2015, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments; nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this Form 10-Q refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

For the three months ended December 31, 2015, we had consolidated total revenues of $33.5 million compared to consolidated total revenues of $34.2 million for the three months ended December 31, 2014, a decrease of $0.7 million or 2.1%. The decrease in total revenues was primarily attributable to a decrease in same store sales of $2.0 million or 6.3%.

Following is a comparison of our consolidated income statements for the quarters ended December 31, 2015 and 2014 with percentages compared to total revenue: (The Company has reported revenues for the quarter ended December 31, 2015 and 2014 net of sales taxes and other revenue related taxes, as explained in Note 3. Previously, the Company had included these taxes in revenue and expense.)

(in thousands)	2015	%	2014	%

Sales of alcoholic beverages	$14,597	43.6%	$14,004	40.9%
Sales of food and merchandise	4,334	12.9%	4,834	14.1%
Service Revenues	12,641	37.8%	13,528	39.6%
Other	1,903	5.7%	1,838	5.4%
Total Revenues	33,475	100.0%	34,204	100.0%

Cost of goods sold	5,184	15.5%	5,111	14.9%
Salaries & wages	8,135	24.3%	8,032	23.5%
Stock-based compensation	120	0.4%	120	0.4%
Taxes and permits	3,227	9.6%	3,110	9.1%
Charge card fees	613	1.8%	547	1.6%
Rent	948	2.8%	1,141	3.3%
Legal & professional	1,105	3.3%	959	2.8%
Advertising and marketing	1,305	3.9%	1,367	4.0%
Depreciation and amortization	1,817	5.4%	1,645	4.8%
Insurance	874	2.6%	820	2.4%
Utilities	710	2.1%	734	2.1%
Impairment of assets	-	0.0%	1,358	4.0%
Settlement of lawsuits and other one-time costs	540	1.6%	247	0.7%
Other	3,180	9.5%	2,873	8.4%

Total operating expenses	27,758	82.9%	28,064	82.0%
Income from operations	5,717	17.1%	6,140	18.0%

Interest income	4	0.0%	13	0.0%
Interest expense	(1,915)	-5.7%	(1,619)	-4.7%
Gain from acquisition of controlling interest in subsidiary	-	0.0%	577	1.7%
Income before income taxes	$3,806	11.4%	$5,111	14.9%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage. The cost of goods sold for the club operations for the three months ended December 31, 2015 was 13.5% compared to 12.4% for the three months ended December 31, 2014. The cost of goods sold for same-location-same-period of club operations for the three months ended December 31, 2015 was 13.1%, compared to 12.2% for the period ended December 31, 2014. The increase in cost of goods sold is principally due to the decrease in sales while still running discounts on certain alcoholic beverages.

Payroll for same-location-same-period of club operations 19.3% of revenues for the three months ended December 31, 2015 from 18.5% for the same period ended December 31, 2014. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense is due principally to the purchase of the Miami Gardens, Florida real estate in the summer of 2015.

The increase in legal and professional is due to an increase in legal fees associated with defending certain claims.

The increase in depreciation and amortization is principally due to the purchase of the Miami Gardens, Florida real estate in the summer of 2015.

The increase in other expenses is due to increases in certain expenses, including health insurance and security.

The increase in interest expense is attributable to the purchase of the Miami Gardens, Florida real estate in the summer of 2015 and additional debt incurred to finance the payment of the New York lawsuit settlement, net of the continuing amortization of our long-term debt.

Income taxes, as a percentage of income before taxes was 35.9% and 36.19% for the quarters ended December 31, 2015 and 2014, respectively.

Operating income (exclusive of corporate overhead) for the same-location-same-period of nightclubs and Bombshells Restaurants and Bar operations was $9.2 million for the three months ended December 31, 2015 and $10.3 million for the three months ended December 31, 2014.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended
	December 31,
(in thousands)	2015	2014
Business segment revenues:

Nightclubs	$28,170	$29,167
Bombshells	4,379	4,534
Other	926	503

	$33,475	$34,204

Business segment operating income (loss):
Nightclubs	$8,508	$8,284
Bombshells	487	539
Other	(648)	(546)
General corporate	(2,630)	(2,137)
	$5,717	$6,140
Business segment capital expenditures:
Nightclubs	$391	$245
Bombshells	40	877
Other	2	14
General corporate	456	106
Disposition	-	(280)
	$889	$962

Business segment depreciation and amortization:
Nightclubs	$1,142	$1,202
Bombshells	231	53
Other	171	204
General corporate	273	186
	$1,817	$1,645

Business segment assets:
Nightclubs	$197,343	$186,111
Bombshells	9,592	10,554
Other	9,837	12,167
General corporate	50,337	36,140
	$267,109	$244,972

As of December 31, 2015, we had five Bombshells open. We opened three Bombshells during the seven months ended December 31, 2014. Therefore, the Bombshells brand was immature as of December 31, 2014 and was beginning to mature into a profitable segment by December 31, 2015. Revenues and operating profit for the segment was down slightly in 2015 due to the significant increase in revenues typically experienced in the opening months of each location.

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

The following tables present our non-GAAP measures for the quarters ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months Ended
	December 31,

(in thousands)	2015	2014
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$2,552	$3,360
Income tax expense	1,367	1,846
Interest expense and income	1,911	1,606
Litigation and other one-time settlements	540	247
Impairment of assets	-	1,358
Pre-opening costs	-	158
Acquisition costs	-	83
Other	-	(577)
Depreciation and amortization	1,817	1,645
Adjusted EBITDA	$8,187	$9,726

Reconcilation of GAAP net income (loss) to non-GAAP net income
GAAP net income	$2,552	$3,360
Amortization of intangibles	202	244
Stock-based compensation	120	120
Litigation and other one-time settlements	540	247
Impairment of assets	-	1,358
Income tax expense	1,367	1,846
Pre-opening costs	-	158
Acquisition costs	-	83
Other	-	(577)
Non-GAAP provision for income taxes	(1,673)	(2,394)
Non-GAAP net income	$3,108	$4,445

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,635	10,929
GAAP net income	$0.25	$0.32
Amortization of intangibles	0.02	0.02
Stock-based compensation	0.01	0.01
Litigation and other one-time settlements	0.05	0.02
Impairment of assets	-	0.12
Income tax expense	0.13	0.17
Pre-opening costs	-	0.01
Acquisition costs	-	0.01
Other	-	(0.05)
Non-GAAP provision for income taxes	(0.16)	(0.22)
Non-GAAP diluted net income per share	$0.30	$0.42

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$5,717	$6,140
Amortization of intangibles	202	244
Stock-based compensation	120	120
Litigation and other one-time settlements	540	247
Impairment of assets	-	1,358
Other	-	(577)
Pre-opening costs	-	158
Acquisition costs	-	83
Non-GAAP operating income	$6,579	$7,773

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	17.1%	18.0%
Amortization of intangibles	0.6%	0.7%
Stock-based compensation	0.4%	0.4%
Litigation and other one-time settlements	1.6%	0.7%
Impairment of assets	0.0%	4.0%
Loss on sale of property and other	0.0%	-1.7%
Pre-opening costs	0.0%	0.5%
Acquisition costs	0.0%	0.2%
Non-GAAP operating margin	19.7%	22.7%

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. We prefer not to raise capital through the issuance of common stock. Instead, we use debt financing, including convertible debt, to lower our overall cost of capital and increase our return on shareholders' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs. Refer to the heading “Cash Flows from Investing Activities” below.

As of December 31, 2015, we had negative working capital of $4.2 million compared to negative working capital of $5.7 million as of September 30, 2015. Because of the large volume of cash we handle, stringent cash controls have been implemented. At December 31, 2015, our cash and cash equivalents were $8.4 million compared to $8.0 million at September 30, 2015.

Our depreciation for the quarter ended December 31, 2015 was $1.6 million compared to $1.4 million for the quarter ended December 31, 2014. Our amortization for the quarter ended December 31, 2015 was $202,000 compared to $244,000 for the quarter ended December 31, 2014.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(In thousands)	Three Months Ended December 31,
	2015	2014
Income from continuing operations	$2,439	$3,265
Depreciation and amortization	1,817	1,645
Deferred taxes	676	1,523
Stock compensation expense	120	120
Change in operating assets and liabilities	(834)	(2,232)
Impairment of assets	-	1,358
Gain from original investment in Drink Robust	-	(577)
Other	(16)	(10)
	$4,202	$5,092

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(In thousands)	Three Months Ended December 31,
	2015	2014
Additions to property and equipment	$(889)	$(792)
Additions of businesses, net of cash acquired	-	(200)
	$(889)	$(992)

 Following is a reconciliation of our additions to property and equipment for the quarters ended December 31, 2015 and 2014:

(in thousands)	Three Months Ended December 31,
	2015	2014
Acquisition of real estate	$-	$74
New facilities capital expenditures	538	590
Maintenance capital expenditures	351	128
Total capital expenditures in consolidated statement of cash flows	$889	$792

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(In thousands)	Three Months Ended December 31,
	2015	2014
Proceeds from long-term debt	$4,556	$4,957
Payments on long-term debt	(4,656)	(4,711)
Purchase of treasury stock	(2,795)	(1,085)
Distribution of noncontrolling interests	(54)	(54)
	$(2,949)	$(893)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Three Months Ended December 31,
	2015	2014
Operating activities	$4,202	$5,092
Investing activities	(889)	(992)
Financing activities	(2,949)	(893)
Net increase (decrease) in cash	$364	$3,207

We are not aware of any event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013

Sales of alcoholic beverages	$14,597	4.2%	$14,004	19.8%	$11,689
Sales of food and merchandise	4,334	-10.3%	4,834	41.2%	3,423
Service Revenues	12,641	-6.6%	13,528	6.3%	12,730
Other	1,903	3.5%	1,838	16.3%	1,581
Total Revenues	33,475	-2.1%	34,204	16.2%	29,423
Net cash provided by operating activities	$4,202	-17.5%	$5,092	-12.7%	$5,830
Adjusted EBITDA	$8,187	-15.8%	$9,726	32.5%	$7,339
Long-term debt	$94,356	35.7%	$69,536	-11.2%	$78,332

 * See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended December 31, 2015, we purchased 282,762 shares of common stock in the open market and private transactions at prices ranging from $9.50 to $10.35 and under the Board's authority, we have $3.8 million remaining to purchase additional shares as of December 31, 2015.

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

On October 30, 2014, a 51% owned subsidiary of the Company (“Robust”) acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its common stock for a total purchase price of $3.6 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

On January 13, 2015 a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 13 of Notes to Consolidated Financial Statements within this Quarterly Report on Form 10-Q for the requirements of this Item, which section is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended December 31, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended December 31, 2015, we purchased 282,762 shares of common stock in the open market and private transactions at prices ranging from $9.66 to $10.35 and under the Board's authority, we have $3.8 million remaining to purchase additional shares as of December 31, 2015.

Following is a summary of our purchases by month:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Oct-15	31	$10.13	31	$6,243
Nov-15	61	$9.92	61	$5,635
Dec-15	191	$9.83	191	$3,759
Total for the three months ended Dec. 31, 2015	283	9.88	283	$3,759

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014, as described above.
(2)	Prices include any commissions and transaction costs.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2016	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2016	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

