Form 10-Q
period 2016-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2016-05-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 9,889,166 shares of the registrant’s Common Stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties related to our future operational and financial results, operating and managing adult businesses, competitive factors, conditions relevant to real estate transactions, cybersecurity, the timing of the openings of other clubs, the availability of acceptable financing to fund corporate expansion efforts, our dependence on key personnel, the ability to manage operations and the future operational strength of management, and the laws governing the operation of adult entertainment businesses. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “RCIHH,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.

i

PART I             FINANCIAL INFORMATION

Item 1.          Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	September 30,
(in thousands, except per share data)	2016	2015
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$9,055	$8,020
Accounts receivable:
Trade, net	2,091	1,578
Other, net	608	576
Marketable securities	-	614
Inventories	2,738	2,368
Prepaid expenses and other current assets	3,154	4,010
Total current assets	17,646	17,166

Property and equipment, net	144,454	134,150

Other assets:
Goodwill	52,641	52,641
Indefinite lived intangibles, net	55,728	55,828
Definite lived intangibles, net	4,626	5,021
Other	1,375	2,224
Total other assets	114,370	115,714

Total assets	$276,470	$267,030

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	September 30,
(in thousands, except per share data)	2016	2015
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,109	$2,164
Accrued liabilities	8,301	9,626
Texas patron tax liability	1,254	1,364
Current portion of long-term debt	8,755	9,700
Total current liabilities	20,419	22,854

Deferred tax liability	28,897	28,087
Other long-term liabilities	2,279	2,723
Long-term debt	92,958	84,880
Total liabilities	144,553	138,544

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,858 and 10,285 shares issued and outstanding, respectively	99	103
Additional paid-in capital	66,019	69,729
Accumulated other comprehensive income	-	109
Retained earnings	60,443	52,682
Total RCIHH stockholders’ equity	126,561	122,623
Noncontrolling interests	5,356	5,863
Total stockholders’ equity	131,917	128,486

Total liabilities and stockholders’ equity	$276,470	$267,030

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Revenues:
Sales of alcoholic beverages	$14,581	$14,311	$29,178	$28,316
Sales of food and merchandise	4,609	4,837	8,943	9,670
Service revenues	13,205	13,847	25,846	27,376
Other	2,001	1,994	3,904	3,832
Total revenues	34,396	34,989	67,871	69,194

Operating expenses:
Cost of goods sold	5,227	5,381	10,411	10,492
Salaries and wages	7,917	8,115	16,052	16,147
Stock compensation	120	120	240	240
Other general and administrative:
Taxes and permits	3,274	3,288	6,501	6,399
Charge card fees	557	544	1,170	1,091
Rent	859	1,184	1,807	2,325
Legal and professional	982	1,064	2,087	2,023
Advertising and marketing	1,225	1,312	2,530	2,679
Insurance	907	801	1,781	1,621
Utilities	694	708	1,404	1,442
Depreciation and amortization	1,826	1,886	3,643	3,531
(Gain) loss on sale of property and marketable securities	(127)	(18)	(127)	(18)
Impairment of assets	-	-	-	1,358
Settlement of lawsuits and other one-time costs	62	10,303	602	10,550
Other (Note 16)	3,323	2,917	6,503	5,790
Total operating expenses	26,846	37,605	54,604	65,670
Operating income (loss)	7,550	(2,616)	13,267	3,524

Other income (expense):
Interest income	1	26	3	39
Interest expense	(1,965)	(1,783)	(3,878)	(3,402)
Gain from acquisition of controlling interest in subsidiary	-	-	-	577
Income (loss) before income taxes	5,586	(4,373)	9,392	738
Income taxes (benefit)	293	(1,265)	1,660	581
Net income (loss)	5,293	(3,108)	7,732	157
Less: net loss attributable to noncontrolling interests	212	267	325	362
Net income (loss) attributable to RCI Hospitality Holdings, Inc.	$5,505	$(2,841)	$8,057	$519

Basic earnings (loss) per share attributable to RCIHH shareholders:
Net income	$0.55	$(0.28)	$0.79	$0.05
Diluted earnings (loss) per share attributable to RCIHH shareholders:
Net income	$0.54	$(0.28)	$0.78	$0.05

Weighted average number of common shares outstanding:
Basic	10,013	10,275	10,154	10,269
Diluted	10,215	10,275	10,356	10,273

Dividends per share	$0.03	$-	$0.03	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE SIX MONTHS ENDED MARCH 31,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Net income (loss)	$5,293	$(3,108)	$7,732	$157
Amounts reclassified from accumulated other comprehensive income	(109)	-	-	-
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	-	5	-	13
Comprehensive income (loss)	5,184	(3,103)	7,732	170
Comprehensive (income) loss attributable to noncontrolling interests	212	267	325	362
Comprehensive income (loss) to common stockholders	$5,396	$(2,836)	$8,057	$532

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE SIX MONTHS ENDED MARCH 31,
	2016	2015
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,732	$157
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,643	3,531
Deferred taxes	786	1,461
Impairment of assets	-	1,358
Amortization of note discount	10	33
(Gain) on sale of marketable securities and from acquisition of controlling interest in subsidiary	(127)	(577)
Deferred rents	(446)	(16)
Beneficial conversion	5	5
Stock compensation expense	240	240
Changes in operating assets and liabilities:
Accounts receivable	(545)	(2,844)
Inventories	(370)	(428)
Prepaid expenses and other assets	1,719	2,782
Accounts payable and accrued liabilities	(1,535)	7,417
Cash provided by operating activities	11,112	13,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,561)	(2,869)
Proceeds from sale of marketable securities	628	-
Acquisition of businesses, net of cash acquired	-	(1,244)
Net cash used by investing activities	(12,933)	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(7,553)	(8,234)
Proceeds from long-term debt	15,517	4,958
Payments of dividends	(296)	-
Purchase of treasury stock	(4,704)	(1,925)
Distribution to noncontrolling interests	(108)	(108)
Cash provided by (used in) financing activities	2,856	(5,309)

NET INCREASE IN CASH	1,035	3,697
CASH AT BEGINNING OF PERIOD	8,020	9,964
CASH AT END OF PERIOD	$9,055	$13,661
CASH PAID DURING PERIOD FOR:
Interest	$3,896	$3,078
Income taxes	$97	$1,724

See accompanying notes to consolidated financial statements.

Non-cash transactions and other:

On March 31, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

During the six months ended March 31, 2016, the Company purchased and retired 500,902 common treasury shares. The cost of these shares was $4.7 million.

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

MARCH 31, 2016

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2015 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENT

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is still evaluating the effect of this standard on the consolidated financial statements.

In the accompanying statements of income, the Company has reported revenues for the quarter ended March 31, 2016 and 2015 net of sales taxes and other revenue related taxes, due to a change in accounting policy. Previously, the Company had included these taxes in revenue and expense.

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

MARCH 31, 2016

(UNAUDITED)

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS – continued

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

In the accompanying statements of income, the Company has reported revenues for the quarter ended March 31, 2016 and 2015 net of sales taxes and other revenue related taxes, due to a change in accounting policy. Previously, the Company had included these taxes in expense. The reclassifications amounted to $2.1 million and $2.1 million and $4.7 million and $4.7 million for the quarters and six months ended March 31, 2016 and 2015, respectively.

In the accompanying balance sheet, the Company has reported deferred tax assets and liabilities and assets as of March 31, 2016 and 2015 as a net item in accordance with ASU 2015-17 explained above. Previously, these balance sheet accounts had been reported gross as assets and liabilities.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

3.	RECLASSIFICATIONS – continued

This change resulted in a reclassification of $2.9 million and $3.4 million from current assets to long-term liabilities as of March 31, 2016 and September 30, 2015, respectively.

In the accompanying balance sheet, the Company has reported deferred debt issue costs as a reduction of long-term debt as of March 31, 2016 and 2015, in accordance with ASU 2015-03 explained above. Previously these balance sheet accounts had been reported as other assets. This change resulted in a reclassification of $418,255 and $339,856 from long-term assets to long-term liabilities as of March 31, 2016 and September 30, 2015, respectively.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of March 31, 2016, we reported no available-for-sale securities.

In accordance with GAAP, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the quarter ended March 31, 2016.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis – continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
March 31, 2016,	Amount	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-

(in thousands)	Carrying
September 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$614	$614	$-	$-

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

4.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	March 31	Identical Asset	Observable Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	144,454	-	-	144,454
Indefinite lived intangibles	55,728	-	-	55,728
Definite lived intangibles, net	4,626	-	-	4,626

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	September 30	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	134,150	-	-	134,150
Indefinite lived intangibles	55,828	-	-	55,828
Definite lived intangibles, net	5,021	-	-	5,021

	Total Gains (Losses)
(in thousands)	Quarters Ended March 31,
Description	2016	2015
Goodwill	$-	$-
Property and equipment, net	-	-
Indefinite lived intangibles	(100)	-
Definite lived intangibles, net	-	-

5.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION

Employee and Director Stock Option Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) for employees and directors. In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and in 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”) (collectively, “the Plans”).  The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Shareholders. The options granted under the Plans may be either incentive stock options, or non-qualified options. The Plans are administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less thanthe fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plans.

The compensation costs recognized for each of the six month periods ended March 31, 2016 and 2015 were $240,024, related to restricted stock. There were no stock option grants or exercises for the three month periods ended March 31, 2016 and 2015. There was no unamortized stock compensation expense related to stock options at March 31, 2016.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

5.	STOCK OPTIONS AND STOCK-BASED EMPLOYEE COMPENSATION - continued

Stock Option Activity

There were no stock options outstanding at March 31, 2016, and there were no stock option transactions nor expense for the three months ended March 31, 2016 and 2015.

6.	GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of goodwill and licenses for the six months ended March 31, 2016 and 2015:

(in thousands)	2016			2015
	Definite-Lived Intangibles	Licenses	Goodwill	Definite-Lived Intangibles	Licenses	Goodwill
Beginning balance	$5,021	$55,828	$52,641	$729	$53,968	$43,374
Intangibles acquired	-	-	-	10,375	3,565	-
Impairment	-	-	-	-	(1,358)	-
Amortization and other	(395)	(100)	-	(633)	-	51
Ending balance	$4,626	$55,728	$52,641	$10,471	$56,175	$43,425

During the six months ended March 31, 2015, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

7.	LONG-TERM DEBT

On March 31, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

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

 In October 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. When fully funded upon the finish of construction of the building, the note is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%. The new debt matures in twenty years. The Company has drawn $961,000 on the loan as of March 31, 2016.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

7.	LONG-TERM DEBT - continued

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

8.	COMMON STOCK

On March 31, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

During the six months ended March 31, 2016, the Company purchased and retired 500,902 common treasury shares. The cost of these shares was $4.7 million.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

9.	EARNINGS PER SHARE (EPS) - continued

	FOR THE QUARTER		FOR THE SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2016	2015	2016	2015
Basic earnings per share:
Net income (loss) attributable to RCIHH’s shareholders	$5,505	$(2,841)	$8,057	$519
Average number of common shares outstanding	10,013	10,275	10,154	10,269
Basic earnings (loss) per share - net income attributable to RCIHH’s shareholders	$0.55	$(0.28)	$0.79	$0.05
Diluted earnings per share:
Net income (loss) attributable to RCIHH’s shareholders	$5,505	$(2,841)	$8,057	$519
Adustment. to net earnings from assumed conversion of debentures (1)	50	-	100	-
Adjusted net income (loss) attributable to RCIHH’s shareholders	$5,555	$(2,841)	$8,157	$519
Average number of common shares outstanding:
Common shares outstanding	10,013	10,275	10,154	10,269
Potential dilutive shares resulting from exercise of warrants and options (2)	-	-	-	4
Potential dilutive shares resulting from conversion of debentures (3)	202	-	202	-
Total average number of common shares outstanding used for dilution	10,215	10,275	10,356	10,273
Diluted earnings (loss) per share - net income attributable to RCIHH’s shareholders	$0.54	$(0.28)	$0.79	$0.05

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 121,180 and 242,400 for the six months ended March 31, 2016 and 2015, respectively, have been excluded from earnings per share due to being anti-dilutive.

(3) Convertible debentures (principal and accrued interest) outstanding at March 31, 2016 and 2015 totaling $2.3 million and $6.0 million, respectively, were convertible into common stock at a price of $10.00 to $12.50 per share in 2015 and $10.25 to $12.50 in 2016. No potential dilutive shares for each of the three and six month periods ended March 31, 2016 have been excluded from earnings per share due to being anti-dilutive. During the three and six month periods ended March 31, 2015, 524,194 shares have been excluded from earnings per share due to being anti-dilutive each period.

* EPS may not foot due to rounding.

10.	ACQUISITIONS

Six Months Ended March 31, 2015

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

10.	ACQUISITIONS - continued

Six Months Ended March 31, 2015

The following information summarizes the preliminary allocation of fair values assigned to the assets and liabilities at the purchase date.

(in thousands)
Inventory and accounts receivable	$500
Equipment, furniture and fixtures	356
Definite-lived intangibles	4,931
Goodwill	5,326
Accounts payable	(1,482)
Notes payable	(963)
Deferred tax liability	(1,725)
Noncontrolling interest	(3,393)
Net assets	$3,550

In accordance with GAAP, the Company recorded a gain of approximately $229,000 on the value of its earlier 15% ($750,000) investment in this company.

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

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three and six months ended March 31, as a result of the following:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Computed expected tax expense (benefit)	$1,899	$(1,487)	$3,193	$251
State income taxes	64	74	127	148
Permanent differences	80	148	90	182
Section 45B credit	(1,750)	-	(1,750)	-
Income tax expense (benefit)	$293	$(1,265)	$1,660	$581

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

11.	INCOME TAXES - continued

Included in the Company’s deferred tax liabilities at March 31, 2016 is approximately $16.4 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

During the quarter ended March 31, 2016, the Company discovered that it had not claimed certain FICA tip credits for certain years and has recently applied for those credits. The total net amount of the credits received, including fiscal years 2012 through the estimated amount as of March 31, 2016, amounts to $1.75 million and has been deducted from income tax expense in the quarter ended March 31, 2016.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Texas Patron Tax

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This amount, less payments made, is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax. The balance of the debt was $6.6 million at March 31, 2016 and is included in long-term debt in the accompanying consolidated balance sheet.

Legal Matters

New York Settlement

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. Trial was scheduled to begin April 27, 2015.  On September 22, 2015, the Court granted final approval of the settlement.  Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15 million available to class members and their attorneys. The actual amount paid was determined based on the number of class members responding by the end of a two month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each to be made in equal annual installments. As part of the settlement, RCIHH was required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

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

In accordance with GAAP, the Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement. Of this amount $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of March 31, 2016 the Company has a total amount of $3.6 million accrued with $1.8 million included in accrued liabilities and $1.8 million included in other long-term liabilities on the Company’s consolidated balance sheet.

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

MARCH 31, 2016

(UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES – continued

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

Settlements of lawsuits for the six months ended March 31, 2016 and 2015 totaled $0.6 million and $10.6 million, respectively.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

13.	SEGMENT INFORMATION - continued

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Business segment sales:
Night clubs	$29,062	$29,916	$57,514	$59,030
Bombshells	4,629	4,448	9,008	8,982
Other	705	625	1,349	1,182
	$34,396	$34,989	$67,871	$69,194

Business segment operating income (loss):
Night clubs	$9,734	$(818)	$18,195	$6,836
Bombshells	643	457	1,245	882
Other	(799)	(724)	(1,504)	(1,189)
General corporate	(2,028)	(1,531)	(4,669)	(3,005)
	$7,550	$(2,616)	$13,267	$3,524

Business segment capital expenditures:
Night clubs	$12,435	$710	$12,505	$675
Bombshells	104	676	144	1,553
Other	-	430	2	444
General Corporate	133	91	589	197
	$12,672	$1,907	$13,561	$2,869

Business segment depreciation and amortization:
Night clubs	$1,286	$1,224	$2,562	$2,479
Bombshells	232	221	462	274
Other	171	304	342	510
General corporate	137	137	277	268
	$1,826	$1,886	$3,643	$3,531

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

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $938,478 and vest in two years. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. Unamortized expense amounted to $120,012 at March 31, 2016. The compensation cost recognized for each of the six months ended March 31, 2016 and 2015 was $240,024.

15.	OTHER EXPENSES

Following is a breakout of the most significant items contained in other expenses in the consolidated statements of income:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
(in thousands)	2016	2015	2016	2015
Security	$480	$481	$1,018	$921
Cleaning services and products	443	448	873	898
Maintenance and repairs	461	407	890	804
Other	1,939	1,581	3,722	3,167
Total other expenses	$3,323	$2,917	$6,503	$5,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report and the audited consolidated financial statements and related notes included in our Form 10-K for the year ended September 30, 2015.

GENERAL

At the Company’s Annual Meeting of Stockholders on August 6, 2014, its name was officially changed from Rick’s Cabaret International, Inc. to RCI Hospitality Holdings, Inc. RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of April 30, 2016, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments; nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this Form 10-Q refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

SCHEDULE OF UNITS

Name of Establishment	Date Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret, Houston, TX	2004
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie's Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret North, Fort Worth, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Rick’s Cabaret, Indianapolis, IN	2011
Temptations, Aledo, TX	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Vee Lounge, Fort Worth, TX	2013
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Bombshells, Webster, TX	2013
The Black Orchid, Dallas, TX (Rebranded to Club Dulce in 2016)	2013
Vivid Cabaret, New York, NY	2014
Bombshells, Austin, TX	2014
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014
Bombshells, Houston, TX	2014
Down in Texas Saloon, Austin TX (Rebranded to Foxy’s Cabaret in 2016)	2015
The Seville, Minneapolis MN	2015

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired in accordance with GAAP.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We did not perform the first or second step of the goodwill impairment test as of March 31, 2016 because we did not believe, after our evaluation of ASC 350-35-3C, that it was more likely than not that the fair value of any of our reporting units were less than their respective carrying amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

For the three months ended March 31, 2016, we had consolidated total revenues of $34.4 million compared to consolidated total revenues of $35.0 million for the three months ended March 31, 2015, a decrease of $0.6 million or 1.7%. The decrease in total revenues was primarily attributable to a slight decrease in same-store sales. Total revenues for same-location-same-period of club operations decreased to $32.9 million for the three months ended March 31, 2016 from $33.2 million for the same period ended March 31, 2015.

Following is a comparison of the Company’s income statement for the quarters ended March 31, 2016 and 2015 with percentages compared to total revenue:

(in thousands)	2016	%	2015	%

Sales of alcoholic beverages	$14,581	42.4%	$14,311	40.9%
Sales of food and merchandise	4,609	13.4%	4,837	13.8%
Service Revenues	13,205	38.4%	13,847	39.6%
Other	2,001	5.8%	1,994	5.7%
Total Revenues	34,396	100.0%	34,989	100.0%

Cost of Goods Sold	5,227	15.2%	5,381	15.4%
Salaries & Wages	7,917	23.0%	8,115	23.2%
Stock-based Compensation	120	0.3%	120	0.3%
Taxes and permits	3,274	9.5%	3,288	9.4%
Charge card fees	557	1.6%	544	1.6%
Rent	859	2.5%	1,184	3.4%
Legal & professional	982	2.9%	1,064	3.0%
Advertising and marketing	1,225	3.6%	1,312	3.7%
Insurance	907	2.6%	801	2.3%
Utilities	694	2.0%	708	2.0%
Depreciation and amortization	1,826	5.3%	1,886	5.4%
Gain on sale of property	(127)	-0.4%	(18)	-0.1%
Settlement of lawsuits and other one-time costs	62	0.2%	10,303	29.4%
Security	480	1.4%	481	1.4%
Cleaning services and products	443	1.3%	448	1.3%
Maintenance and repairs	461	1.3%	407	1.2%
Other	1,939	5.6%	1,581	4.5%
Total operating expenses	26,846	78.0%	37,605	107.5%
Operating income (loss)	7,550	22.0%	(2,616)	-7.5%
Interest income	1	0.0%	26	0.1%
Interest expense	(1,965)	-5.7%	(1,783)	-5.1%

Income (loss) from continuing operations before income taxes	$5,586	16.2%	$(4,373)	-12.5%

Following is an explanation of significant variances in the above amounts.

Service revenues include cover charges, fees paid by entertainers, room rentals, memberships and fees charged for credit card processing. Other revenues include ATM commissions earned, video games and other vending, certain promotion fees charged to our entertainers and rents collected. We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club and restaurant operations was 15.2% and 15.3% for the three months ended March 31, 2016 and 2015, respectively. The cost of goods sold for same-location-same-period of club and restaurant operations for the three months ended March 31, 2016 was 14.7%, compared to 14.6% for the same period ended March 31, 2015.

Payroll for same-location-same-period of club and restaurant operations was $6.1 million for the three months ended March 31, 2016 and $6.4, million for the same period in 2015. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense is due to the purchase of our Rick’s New York and Tootsie’s properties during the last few months. Our “cost of occupancy”, calculated as rent plus interest, was 8.2% and 8.5% for the quarter ended 2016 and 2015, respectively.

The decrease in legal and professional expense is principally due to the labor lawsuit in New York which was active and settled in 2015.

See Note 12 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

Income taxes (benefit), as a percentage of income (loss) before taxes was 5.2% and 28.9% for the quarters ended March 31, 2016 and 2015, respectively. The decrease in 2016 is principally due to the Company discovering that it had not claimed certain FICA tip credits for certain years and has recently applied for those credits. The total net amount of the credits received, including fiscal years 2012 through the estimated amount as of March 31, 2016, amounts to $1.75 million and has been deducted from income tax expense in the quarter ended March 31, 2016.

Operating income (loss) (exclusive of corporate overhead) for same-location-same-period of club operations was $9.3 million and $(1.3) million for the quarters ended March 31, 2016 and 2015, respectively. The increase is due to the settlement of a lawsuit in 2015. Without the lawsuit settlement, operating income in the 2015 period would have been $9.0 million.

Our “operating margin”, the percentage of operating income to total revenues, was 22.0% and (7.5)% for the quarters ended March 31, 2016 and 2015, respectively. Excluding the Settlement of lawsuits, the 2016 and 2015 operating margins would have been 22.1% and 22.0%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2015

For the six months ended March 31, 2016, we had consolidated total revenues of $67.9 million compared to consolidated total revenues of $69.2 million for the six months ended March 31, 2015, a decrease of $1.3 million or 1.9%. The decrease in total revenues was primarily attributable to a slight decrease in same-store sales as a result in lower VIP spending.

Following is a comparison of the Company’s income statement for the six months ended March 31, 2016 and 2015 with percentages compared to total revenue:

(in thousands)	2016	%	2015	%

Sales of alcoholic beverages	$29,178	43.0%	$28,316	40.9%
Sales of food and merchandise	8,943	13.2%	9,670	14.0%
Service Revenues	25,846	38.1%	27,376	39.6%
Other	3,904	5.8%	3,832	5.5%
Total Revenues	67,871	100.0%	69,194	100.0%

Cost of Goods Sold	10,411	15.3%	10,492	15.2%
Salaries & Wages	16,052	23.7%	16,147	23.3%
Stock-based Compensation	240	0.4%	240	0.3%
Taxes and permits	6,501	9.6%	6,399	9.2%
Charge card fees	1,170	1.7%	1,091	1.6%
Rent	1,807	2.7%	2,325	3.4%
Legal & professional	2,087	3.1%	2,023	2.9%
Advertising and marketing	2,530	3.7%	2,679	3.9%
Insurance	1,781	2.6%	1,621	2.3%
Utilities	1,404	2.1%	1,442	2.1%
Depreciation and amortization	3,643	5.4%	3,531	5.1%
Gain on sale of property and marketable securities	(127)	-0.2%	(18)	0.0%
Impairment of assets	-	0.0%	1,358	2.0%
Settlement of lawsuits and other one-time costs	602	0.9%	10,550	15.2%
Security	1,018	1.5%	921	1.3%
Cleaning services and products	873	1.3%	898	1.3%
Maintenance and repairs	890	1.3%	804	1.2%
Other	3,722	5.5%	3,167	4.6%
Total operating expenses	54,604	80.5%	65,670	94.9%
Operating income	13,267	19.5%	3,524	5.1%

Interest income	3	0.0%	39	0.1%
Interest expense	(3,878)	-5.7%	(3,402)	-4.9%
Gain from acquisition of controlling interest in subsidiary	-	0.0%	577	0.8%

Income from continuing operations before income taxes	$9,392	13.8%	$738	1.1%

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

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club and restaurant operations for the six months ended March 31, 2016 was 15.0% compared to 14.7% for the six months ended March 31, 2015. The cost of goods sold for same-location-same-period of club and restaurant operations for the six months ended March 31, 2016 was 14.4%, compared to 14.2% for the same period ended March 31, 2015.

Payroll for same-location-same-period of club and restaurant operations was $11.7 million for the six months ended March 31, 2016 and $12.1 million for the same period in 2015. Management currently believes that its labor and management staff levels are appropriate.

The stock-based compensation for 2016 and 2015 represents amortization of restricted stock issued to certain employees.

The increase in legal and professional is due to an increase in legal fees associated with defending certain claims, less the fees associated with the labor lawsuit in New York which was active and settled in 2015.

During the quarter ended December 31, 2014, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

The decrease in rent expense is due to the purchase of our Rick’s New York and Tootsie’s properties during the last few months. Our “cost of occupancy”, calculated as rent plus interest was 8.4% and 8.3% for 2016 and 2015, respectively.

See Note 13 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

Income taxes (benefit), as a percentage of income (loss) before taxes was 17.7% and 78.7% for the six months ended March 31, 2016 and 2015, respectively. The decrease in 2016 is principally due to the Company applying to claim certain additional IRC 45 B FICA credits for prior years.  The total net amount received was $1.75 million, covering the period from fiscal year 2012 through the estimated amount as of March 31, 2016. This amount was deducted from income tax expense in the quarter ended March 31, 2016.

Operating income (loss) (exclusive of corporate overhead) for same-location-same-period of club operations was $19.9 million and $10.7 million for the six months ended March 31, 2016 and 2015, respectively. The increase is due to the settlement of a lawsuit in 2015. Without the lawsuit settlement, operating income in the 2015 period would have been $21.2 million.

See Note 10 of Notes to Consolidated Financial Statements for an explanation of the gain from original investment in Drink Robust, Inc.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Business segment sales:
Nightclubs	$29,062	$29,916	$57,514	$59,030
Bombshells	4,629	4,448	9,008	8,982
Other	705	625	1,349	1,182
	$34,396	$34,989	$67,871	$69,194

Business segment operating income:
Nightclubs	$9,734	$(818)	$18,195	$6,836
Bombshells	643	457	1,245	882
Other	(799)	(724)	(1,504)	(1,189)
General corporate	(2,028)	(1,531)	(4,669)	(3,005)
	$7,550	$(2,616)	$13,267	$3,524

Business segment capital expenditures:
Nightclubs	$12,435	$710	$12,505	$675
Bombshells	104	676	144	1,553
Other	-	430	2	444
General Corporate	133	91	589	197
	$12,672	$1,907	$13,561	$2,869

Business segment depreciation and amortization:
Nightclubs	$1,286	$1,224	$2,562	$2,479
Bombshells	232	221	462	274
Other	171	304	342	510
General corporate	137	137	277	268
	$1,826	$1,886	$3,643	$3,531

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

The following tables present our non-GAAP measures for the periods ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

(in thousands)	2016	2015	2016	2015
Reconciliation of GAAP net income to
Adjusted EBITDA
GAAP net income (loss)	$5,505	$(2,841)	$8,057	$519
Income tax expense	293	(1,265)	1,660	581
Interest expense and income and gain on Drink Robust investment	1,964	1,757	3,875	2,786
Litigation and other one-time legal settlements	62	10,303	602	10,550
Preopening costs	-	268	-	328
Acquisition costs	-	95	-	178
Impairment of assets	-	-	-	1,358
Depreciation and amortization	1,826	1,886	3,643	3,531

Adjusted EBITDA	$9,650	$10,203	$17,837	$19,831

Reconciliation of GAAP net income (loss) to
non-GAAP net income
GAAP net income (loss)	$5,505	$(2,841)	$8,057	$519
Amortization of intangibles	197	336	399	579
Gain on Drink Robust investment	-	-	-	(577)
Stock-based compensation	120	120	240	240
Litigation and other one-time settlements	62	10,303	602	10,550
Pre-opening costs	-	268	-	328
Income tax expense	293	(1,265)	1,660	581
Acquisition costs	-	95	-	178
Impairment of assets	-	-	-	1,358
Non-GAAP provision for income taxes	(2,120)	(2,414)	(3,751)	(4,731)
Non-GAAP net income	$4,057	$4,602	$7,207	$9,025

Reconciliation of GAAP diluted net income
per share to non-GAAP diluted net income per share
Fully diluted shares	10,215	10,275	10,356	10,273
GAAP net income (loss)	$0.54	$(0.28)	$0.78	$0.05
Amortization of intangibles	0.02	0.03	0.04	0.06
Gain on Drink Robust investment	-	-	-	(0.06)
Stock-based compensation	0.01	0.01	0.02	0.02
Litigation and other one-time settlements	0.01	1.00	0.06	1.03
Pre-opening costs	-	0.03	-	0.03
Income tax expense	0.03	(0.12)	0.16	0.06
Acquisition costs	-	0.01	-	0.02
Impairment of assets	-	-	-	0.13
Non-GAAP provision for income taxes	(0.21)	(0.23)	(0.36)	(0.46)
Non-GAAP diluted net income per share	$0.40	$0.44	$0.70	$0.88

Reconciliation of GAAP operating income to
non-GAAP operating income
GAAP operating income (loss)	$7,550	$(2,616)	$13,267	$3,524
Amortization of intangibles	197	336	399	579
Stock-based compensation	120	120	240	240
Impairment of assets	-	-	-	1,358
Litigation and other one-time settlements	62	10,303	602	10,550
Pre-opening costs	-	268	-	328
Acquisition costs	-	95	-	178
Non-GAAP operating income	$7,929	$8,506	$14,508	$16,757

Reconciliation of GAAP operating margin to
non-GAAP operating margin
GAAP operating income	22.0%	-7.5%	19.5%	5.1%
Amortization of intangibles	0.6%	1.0%	0.6%	0.8%
Stock-based compensation	0.3%	0.3%	0.4%	0.3%
Impairment of assets	0.0%	0.0%	0.0%	2.0%
Litigation and other one-time settlements	0.2%	29.4%	0.9%	15.2%
Pre-opening costs	0.0%	0.8%	0.0%	0.5%
Acquisition costs	0.0%	0.3%	0.0%	0.3%
Non-GAAP operating margin	23.1%	24.3%	21.4%	24.2%

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

As of March 31, 2016, we had negative working capital of $2.8 million compared to negative working capital of $5.7 million as of September 30, 2015. Because of the large volume of cash we handle, stringent cash controls have been implemented. At March 31, 2016, our cash and cash equivalents were $9.1 million compared to $8.0 million at September 30, 2015.

Our depreciation for the six months ended March 31, 2016 was $3.2 million compared to $3.0 million for the six months ended March 31, 2015. Our amortization for the six months ended March 31, 2016 was $399,000 compared to $579,000 for the six months ended March 31, 2015.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(In thousands)	Six Months Ended March 31,
	2016	2015
Net income	$7,732	$157
Depreciation and amortization	3,643	3,531
Deferred taxes	786	1,461
Stock compensation expense	240	240
Deferred rents	(446)	(16)
Change in operating assets and liabilities	(731)	6,927
Impairment of assets	-	1,358
Gain from sale of assets and original investment in Drink Robust	(127)	(577)
Other	15	38
	$11,112	$13,119

Cash Flows from Investing Activities

(In thousands)	Six Months Ended March 31,
	2016	2015
Additions to property and equipment	$(13,561)	$(2,869)
Proceeds from sale of marketable securities	628	-
Additions of businesses, net of cash acquired	-	(1,244)
	$(12,933)	$(4,113)

Following is a reconciliation of our additions to property and equipment for the six months ended March 31, 2016 and 2015:

(in thousands)	Six Months Ended March 31,
	2016	2015
Acquisition of real estate	$12,505	$4,149
Capital expenditures funded by debt	-	(3,678)
New capital expenditure in new clubs	220	1,919
Maintenance capital expenditures	836	479
Total capital expenditures in consolidated statement of cash flows	$13,561	$2,869

Cash Flows from Financing Activities

(In thousands)	Six Months Ended March 31,
	2016	2015
Proceeds from long-term debt	$15,517	$4,958
Payments on long-term debt	(7,553)	(8,234)
Payment of dividends	(296)	-
Purchase of treasury stock	(4,704)	(1,925)
Distribution of minority interests	(108)	(108)
	$2,856	$(5,309)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(In thousands)	Six Months Ended March 31,
	2016	2015
Operating activities	$11,112	$13,119
Investing activities	(12,933)	(4,113)
Financing activities	2,856	(5,309)
Net increase (decrease) in cash	$1,035	$3,697

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

The following table presents a summary of such indicators for the six months ended March 31:

		Increase
	2016	(Decrease)	2015

Sales of alcoholic beverages	$29,178	3.0%	$28,316
Sales of food and merchandise	8,943	-7.5%	9,670
Service Revenues	25,846	-5.6%	27,376
Other	3,904	1.9%	3,832
Total Revenues	$67,871	-1.9%	$69,194
Net cash provided by operating activities	11,112	-15.3%	13,119
Adjusted EBITDA*	17,837	-9.1%	19,612
Long-term debt	101,713	42.2%	71,542

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the six months ended March 31, 2016, we purchased 500,902 shares of common stock in the open market and private transactions at prices ranging from $8.00 to $9.85 and under the plan, we have $1.8 million remaining to purchase additional shares as of March 31, 2016.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert dancers who are now independent contractors into employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 12 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended March 31, 2016, there were no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million. During the quarter ended March 31, 2016, we purchased 218,140 shares of common stock in the open market and private transactions at prices ranging from $8.00 to $9.85 and under the plan, we have $1.8 million remaining to purchase additional shares as of March 31, 2016.

Following is a summary of our purchases by month during the quarter ended March 31, 2016:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Jan-16	61	$8.67	61	$3,229
Feb-16	62	$8.28	62	$2,714
Mar-16	95	$9.14	95	$1,848
Total for the three months ended March 31, 2016	218	8.76	218	$1,848

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014, as described above.
(2)	Prices include any commissions and transaction costs.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: May 10, 2016	By: /s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2016	By: /s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer