Form 10-Q
period 2016-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2016-08-04
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

As of July 31, 2016, 9,833,216 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with operating and managing an adult business, the business climates in cities where it operates, the success or lack thereof in launching and building the company’s businesses, risks and uncertainties related to cyber security, conditions relevant to real estate transactions, and numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.

PART I     FINANCIAL INFORMATION

Item 1.             Financial Statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
(in thousands, except per share data)	2016	2015
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$10,462	$8,020
Accounts receivable:
Trade, net	1,326	1,578
Other, net	636	576
Marketable securities	-	614
Inventories	2,659	2,368
Prepaid expenses and other current assets	2,545	4,010
Total current assets	17,628	17,166

Property and equipment, net	146,783	134,150

Other assets:
Goodwill	52,641	52,641
Indefinite lived intangibles, net	55,728	55,828
Definite lived intangibles, net	4,569	5,021
Other	1,282	2,224
Total other assets	114,220	115,714

Total assets	$278,631	$267,030

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	September 30,
(in thousands, except per share data)	2016	2015
	(UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,909	$2,164
Accrued liabilities	10,710	10,990
Current portion of long-term debt	13,992	9,700
Total current liabilities	26,611	22,854

Deferred tax liability	29,295	28,087
Other long-term liabilities	2,298	2,723
Long-term debt	86,957	84,880
Total liabilities	145,161	138,544

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par, 20,000 shares authorized; 9,778 and 10,285 shares issued and outstanding, respectively	98	103
Additional paid-in capital	65,326	69,729
Accumulated other comprehensive income	-	109
Retained earnings	62,799	52,682
Total RCIHH stockholders’ equity	128,223	122,623
Noncontrolling interests	5,247	5,863
Total stockholders’ equity	133,470	128,486

Total liabilities and stockholders’ equity	$278,631	$267,030

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)
Revenues:
Sales of alcoholic beverages	$14,333	$13,909	$43,511	$42,225
Sales of food and merchandise	4,614	4,671	13,557	14,341
Service revenues	12,780	13,163	38,626	40,538
Other	2,225	1,723	6,129	5,556
Total revenues	33,952	33,466	101,823	102,660

Operating expenses:
Cost of goods sold	5,281	5,033	15,692	15,525
Salaries and wages	8,256	8,176	24,308	24,323
Stock compensation	120	120	360	360
Other general and administrative:
Taxes and permits	3,066	3,149	9,567	9,548
Charge card fees	618	562	1,788	1,653
Rent	725	1,189	2,532	3,514
Legal and professional	1,012	939	3,099	2,962
Advertising and marketing	1,407	1,506	3,937	4,185
Insurance	895	866	2,676	2,487
Utilities	692	727	2,096	2,169
Depreciation and amortization	1,825	1,923	5,468	5,454
Loss (gain) on sale of property	(38)	178	(165)	160
Impairment of assets	-	-	-	1,358
Settlement of lawsuits and other one-time costs	139	10	741	10,560
Gain on settlement of patron tax	-	(8,167)	-	(8,167)
Other	3,297	3,103	9,800	8,893
Total operating expenses	27,295	19,314	81,899	84,984
Operating income	6,657	14,152	19,924	17,676
Other income (expense):
Interest income	1	-	4	39
Interest expense	(2,040)	(1,630)	(5,918)	(5,032)
Gain from acquisition of controlling interest in subsidiary	-	-	-	577
Income before income taxes	4,618	12,522	14,010	13,260
Income taxes	1,986	4,442	3,646	5,023
Net income	2,632	8,080	10,364	8,237
Less: net (income) loss attributable to noncontrolling interests	21	187	346	549
Net income attributable to RCI Hospitality Holdings, Inc.	$2,653	$8,267	$10,710	$8,786

Basic earnings per share attributable to RCIHH shareholders:
Net income	$0.27	$0.81	$1.06	$0.86
Diluted earnings per share attributable to RCIHH shareholders:
Net income	$0.27	$0.78	$1.06	$0.85
Weighted average number of common shares outstanding:
Basic	9,906	10,245	10,071	10,262
Diluted	10,047	10,707	10,211	10,724

Dividends per share	$0.03	$-	$0.06	$-

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)	FOR THE THREE MONTHS ENDED JUNE 31,		FOR THE NINE MONTHS ENDED JUNE 31,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Net income	$2,632	$8,080	$10,364	$8,237
Amounts reclassified from accumulated other comprehensive income	-	-	(109)	-
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	-	(5)	-	8
Comprehensive income	2,632	8,075	10,255	8,245
Comprehensive loss attributable to noncontrolling interests	21	187	346	549
Comprehensive income to common stockholders	$2,653	$8,262	$10,601	$8,794

See accompanying notes to unaudited consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)	FOR THE NINE MONTHS ENDED JUNE 30,
	2016	2015
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,364	$8,237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,468	5,454
Deferred taxes	1,174	3,459
Amortization of note discount and beneficial conversion	23	55
Deferred rents	(427)	(24)
Stock compensation expense	360	360
Loss on sale of assets and impairment of assets	-	1,518
Gain on settlement of patron tax	-	(8,167)
Gain from sale of marketable securities and acquisition of controlling interest in subsidiary	(165)	(577)
Changes in operating assets and liabilities:
Accounts receivable	192	(439)
Inventories	(291)	(410)
Prepaid expenses and other assets	2,402	1,340
Accounts payable and accrued liabilities	(602)	7,474
Cash provided by operating activities	18,498	18,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(17,576)	(3,967)
Proceeds from sale of marketable securities	628	-
Acquisition of businesses, net of cash acquired	-	(2,217)
Net cash used by investing activities	(16,948)	(6,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(9,726)	(9,916)
Proceeds from long-term debt	17,152	4,957
Payment of dividends	(591)	-
Exercise of stock options	-	87
Purchase of treasury stock	(5,781)	(2,296)
Distribution to minority interests	(162)	(162)
Cash provided by (used in) financing activities	892	(7,330)

NET INCREASE IN CASH	2,442	4,766
CASH AT BEGINNING OF PERIOD	8,020	9,964
CASH AT END OF PERIOD	$10,462	$14,730
CASH PAID DURING PERIOD FOR:
Interest	$5,740	$4,687
Income taxes	$289	$2,877

See accompanying notes to unaudited consolidated financial statements.

Non-cash transactions:

During the nine months ended June 30, 2016, the Company converted debt principal and interest valued at $262,500 into 25,610 common shares.

During the nine months ended June 30, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

During the nine months ended June 30, 2016, the Company purchased and retired 606,995 common treasury shares. The cost of these shares was $5.8 million.

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2015 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

In the accompanying statements of income, the Company has reported revenues for the quarter ended June 30, 2016 and 2015 net of sales taxes and other revenue related taxes, due to a change in accounting policy. Previously, the Company had included these taxes in revenue and expense.

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

June 30, 2016

(UNAUDITED)

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENT - continued

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued amended guidance (ASU 2016-09, Compensation - Stock Compensation: Improvement to Employee Share-Based Payment Accounting) related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

3. RECLASSIFICATIONS

In the accompanying consolidated statements of income, the Company has reported revenues for the quarter and the nine months ended June 30, 2016 and 2015 net of sales taxes and other revenue related taxes, due to a change in accounting policy. Previously, the Company had included these taxes in expense. The reclassifications amounted to $2.3 million and $2.3 million for the quarters and $7.0 million and $7.0 million and nine months ended June 30, 2016 and 2015, respectively.

In the accompanying consolidated balance sheet, the Company has reported deferred tax assets and liabilities and assets as of June 30, 2016 and September 30, 2015 as a net item in accordance with ASU 2015-17 explained above. Previously, these balance sheet accounts had been reported gross as assets and liabilities. This change resulted in a reclassification of $2.8 million and $3.4 million from current assets to long-term liabilities as of June 30, 2016 and September 30, 2015, respectively.

In the accompanying consolidated balance sheet, the Company has reported deferred debt issue costs as a reduction of long-term debt as of June 30, 2016 and September 30, 2015, in accordance with ASU 2015-03 explained above. Previously these balance sheet accounts had been reported as other assets. This change resulted in a reclassification of $412,887 and $339,856 from long-term assets to long-term liabilities as of June 30, 2016 and September 30, 2015, respectively.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2016, we reported no available-for-sale securities.

In accordance with GAAP, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the quarter ended June 30, 2016.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis – continued

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Carrying
June 30, 2016,	Amount	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-

(in thousands)	Carrying
September 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$614	$614	$-	$-

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	June 30	Identical Asset	Observable Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	146,783	-	-	146,783
Indefinite lived intangibles	55,728	-	-	55,728
Definite lived intangibles, net	4,569	-	-	4,569

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	September 30	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	134,150	-	-	134,150
Indefinite lived intangibles	55,828	-	-	55,828
Definite lived intangibles, net	5,021	-	-	5,021

	Total Gains (Losses)
(in thousands)	Quarters Ended June 30,
Description	2016	2015
Goodwill	$-	$-
Property and equipment, net	-	-
Indefinite lived intangibles	(100)	-
Definite lived intangibles, net	-	-

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

The compensation costs recognized for each of the nine month periods ended June 30, 2016 and 2015 were $360,036, related to restricted stock. There were no stock option grants or exercises for the three month periods ended June 30, 2016 and 2015. There was no unamortized stock compensation expense related to stock options at June 30, 2016.

Stock Option Activity

There were no stock options outstanding at June 30, 2016, and there were no stock option transactions nor expense for the three months ended June 30, 2016 and 2015.

6. GOODWILL AND OTHER INTANGIBLES

Following are the changes in the carrying amounts of intangibles for the nine months ended June 30, 2016 and 2015:

(in thousands)	2016			2015
	Definite-Lived Intangibles	Licenses	Goodwill	Definite-Lived Intangibles	Licenses	Goodwill
Beginning balance	$5,021	$55,828	$52,641	$729	$53,968	$43,374
Intangibles acquired	-	-	-	10,375	3,565	3,891
Impairment	-	-	-	-	(1,358)	-
Amortization and other	(452)	(100)	-	(459)	-	51
Ending balance	$4,569	$55,728	$52,641	$10,645	$56,175	$47,316

During the nine months ended June 30, 2015, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

7. LONG-TERM DEBT

During the nine months ended June 30, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

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

In October 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. When fully funded upon the finish of construction of the building, the note is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%. The new debt matures in twenty years. The Company has drawn $2.6 million on the loan as of June 30, 2016.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

7. LONG-TERM DEBT - continued

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

In December 2014, the Company borrowed $1.0 million from a lender. The note is collateralized by certain real estate, is payable $13,215 per month, including interest at 10% and matures in ten years.

In December 2014, the Company borrowed $2.0 million from a lender. The 12% note is collateralized by a certain subsidiary’s stock and is payable interest only until it matures in three years.

8. COMMON STOCK

During the nine months ended June 30, 2016, the Company converted debt principal and interest valued at $262,500 into 25,610 common shares.

During the nine months ended June 30, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

During the nine months ended June 30, 2016, the Company purchased and retired 606,995 common treasury shares. The cost of these shares was $5.8 million.

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

June 30, 2016

(UNAUDITED)

9. EARNINGS PER SHARE (“EPS”) - continued

Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

(In thousands except for per share information)	FOR THE QUARTER		FOR THE NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to RCIHH shareholders	$2,653	$8,267	$10,710	$8,786
Average number of common shares outstanding	9,906	10,245	10,071	10,262
Basic earnings per share - net income attributable to RCIHH shareholders	$0.27	$0.81	$1.06	$0.86
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$2,653	$8,267	$10,710	$8,786
Adustment. to net earnings from assumed conversion of debentures (1)	33	118	100	356
Adjusted net income attributable to RCIHH shareholders	$2,686	$8,385	$10,810	$9,142
Average number of common shares outstanding:
Common shares outstanding	9,906	10,245	10,071	10,262
Potential dilutive shares resulting from exercise of warrants and options (2)	1	-	-	-
Potential dilutive shares resulting from conversion of debentures (3)	140	462	140	462
Total average number of common shares outstanding used for dilution	10,047	10,707	10,211	10,724
Diluted earnings per share - net income attributable to RCIHH shareholders	$0.27	$0.78	$1.06	$0.85

(1) Represents interest expense on dilutive convertible debentures that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation. Potential dilutive options and warrants of 121,180 and 172,400 for the three and nine months ended June 30, 2016 and 2015, respectively, have been excluded from earnings per share due to being anti-dilutive.

(3) Convertible debentures (principal and accrued interest) outstanding at June 30, 2016 and 2015 totaling $1.6 million and $5.3 million, respectively, were convertible into common stock at a price of $10.25 to $12.50 per share at June 30, 2016 and $10.00 to $12.50 per share at June 30, 2015. Potential dilutive shares of 462,500 for the three and nine month periods ended June 30, 2015 have been excluded from earnings per share due to being anti-dilutive.

* EPS may not foot due to rounding.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

10. ACQUISITIONS

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

11. INCOME TAXES

Income tax expense on continuing operations for the periods presented differs from the “expected” federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the three months and nine ended June 30, as a result of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Computed expected tax expense	$1,570	$4,257	$4,763	$4,508
State income taxes	733	18	860	166
Permanent differences	(67)	167	23	349
Section 45B credit	(250)	-	(2,000)	-
Total income tax expense	$1,986	$4,442	$3,646	$5,023

Included in the Company’s deferred tax liabilities at June 30, 2016 is approximately $16.4 million representing the tax effect of indefinite lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s balance sheet until the related clubs are sold.

During the quarter ended March 31, 2016, the Company applied to claim certain additional IRC 45 B FICA Credits for prior years. As a result, $1.75 million was deducted from income tax expense in the quarter ended March 31, 2016 and $250,000 from the quarter ended June 30, 2016.

During the quarter ended June 30, 2016, the Company accrued $240,000 and $775,000 for additional income taxes owed New York State and New York City, respectively. As a result, $1.0 million was added to income tax expense in the quarter ended June 30, 2016.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

Texas Patron Tax

The Company has reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This amount, less payments made, is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax. The balance of the debt was $6.4 million at June 30, 2016 and is included in long-term debt in the accompanying consolidated balance sheet.

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES – continued

Legal Matters

New York Settlement

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. On September 22, 2015, the Court granted final approval of the settlement.  Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15 million available to class members and their attorneys. The actual amount paid to class members was determined based on the number of class members responding by the end of a two month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each to be made in equal annual installments in September 2016 and September 2017. As part of the settlement, RCIHH was required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

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

In accordance with GAAP, the Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement. Of this amount $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of June 30, 2016 the Company has a total amount of $3.6 million accrued with $1.8 million included in accrued liabilities and $1.8 million included in other long-term liabilities on the Company’s consolidated balance sheet.

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

Willowbrook Litigation

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

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES – continued

Settlements of lawsuits for the nine months ended June 30, 2016 and 2015 totaled $0.1 million and $10.6 million, respectively.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Business segment sales:
Nightclubs	$28,336	$28,687	$86,272	$87,807
Bombshells	5,005	4,425	14,013	13,407
Other	611	354	1,538	1,446
	$33,952	$33,466	$101,823	$102,660

Business segment operating income:
Nightclubs	$9,172	$17,271	$27,844	$26,000
Bombshells	905	369	2,150	1,480
Other	(650)	(682)	(2,154)	(1,995)
General corporate	(2,770)	(2,806)	(7,916)	(7,809)
	$6,657	$14,152	$19,924	$17,676

Business segment capital expenditures:
Nightclubs	$110	$207	$12,616	$882
Bombshells	119	300	263	1,853
Other	4	529	6	973
General Corporate	3,782	62	4,691	259
	$4,015	$1,098	$17,576	$3,967

Business segment depreciation and amortization:
Nightclubs	$1,274	$823	$3,836	$3,731
Bombshells	237	229	700	502
Other	171	733	513	813
General corporate	143	138	419	408
	$1,825	$1,923	$5,468	$5,454

RCI HOSPITALITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

13. SEGMENT INFORMATION - continued

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, certain legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

14. OTHER EXPENSES

Following is a breakout of the most significant items contained in other expenses in the consolidated statements of income:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
(in thousands)	2016	2015	2016	2015
Security	$534	$469	$1,553	$1,390
Cleaning services and products	459	486	1,332	1,383
Maintenance and repairs	447	413	1,337	1,217
Other	1,857	1,735	5,578	4,903
Total other expenses	$3,297	$3,103	$9,800	$8,893

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this quarterly report.

GENERAL

RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) was incorporated in the State of Texas in 1994. Through our subsidiaries, as of July 31, 2016, we operate a total of forty-three establishments that offer live adult entertainment, and/or restaurant and bar operations.   We have two reportable segments; nightclubs and Bombshells Restaurants and Bars. RCI Hospitality Holdings, Inc. is a holding company and operates through its subsidiaries including its management company, RCI Management Services, Inc. All services and management operations are conducted by subsidiaries of RCI Hospitality Holdings, Inc. In the context of club and bar/restaurant operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this Form 10-Q refer to subsidiaries of RCI Hospitality Holdings, Inc. Excepting executive officers of RCI Hospitality Holdings, Inc., any employment referenced in this document is not with RCI Hospitality Holdings, Inc. but solely with one of its subsidiaries.

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

For goodwill, the impairment determination is made at the reporting unit level, which is the individual club level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention in August. Historically, these revenues have not been material to the consolidated statements of income.

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

Stock-Based Compensation

The compensation cost recognized for the nine months ended June 30, 2016 and 2015 was $360,036 (from restricted stock) each period. There were 10,000 stock options exercised during the nine months ended June 30, 2015 aggregating $87,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

For the three months ended June 30, 2016, we had consolidated total revenues of $34.0 million compared to consolidated total revenues of $33.5 million for the three months ended June 30, 2015, an increase of $0.5 million or 1.5%. The increase in total revenues was primarily attributable to an increase in rental income and energy drinks during the last year with a small increase in same-store sales.

Following is a comparison of the Company’s income statement for the quarters ended June 30, 2016 and 2015 with percentages compared to total revenue:

(in thousands)	2016	%	2015	%

Sales of alcoholic beverages	$14,333	42.2%	$13,909	41.6%
Sales of food and merchandise	4,614	13.6%	4,671	14.0%
Service Revenues	12,780	37.6%	13,163	39.3%
Other	2,225	6.6%	1,723	5.1%
Total Revenues	33,952	100.0%	33,466	100.0%

Cost of Goods Sold	5,281	15.6%	5,033	15.0%
Salaries & Wages	8,256	24.3%	8,176	24.4%
Stock-based Compensation	120	0.4%	120	0.4%
Taxes and permits	3,066	9.0%	3,149	9.4%
Charge card fees	618	1.8%	562	1.7%
Rent	725	2.1%	1,189	3.6%
Legal & professional	1,012	3.0%	939	2.8%
Advertising and marketing	1,407	4.1%	1,506	4.5%
Insurance	895	2.6%	866	2.6%
Utilities	692	2.0%	727	2.2%
Depreciation and amortization	1,825	5.4%	1,923	5.7%
Gain on sale of property	(38)	-0.1%	178	0.5%
Impairment of assets	-	0.0%	-	0.0%
Settlement of lawsuits and other one-time costs	139	0.4%	10	0.0%
Gain on settlement of patron tax issue	-	0.0%	(8,167)	-24.4%
Other	3,297	9.7%	3,103	9.3%

Total operating expenses	27,295	80.4%	19,314	57.7%
Operating income	6,657	19.6%	14,152	42.3%
Interest income	1	0.0%	-	0.0%
Interest expense	(2,040)	-6.0%	(1,630)	-4.9%
Gain from acquisition of controlling interest in subsidiary	-	0.0%	-	0.0%
Income before income taxes	$4,618	13.6%	$12,522	37.4%

Following is an explanation of significant variances in the above amounts.

Service revenues include cover charges, fees paid by entertainers, room rentals, memberships and fees charged for credit card processing. Other revenues include ATM commissions earned, video games and other vending, certain promotion fees charged to our entertainers and rents collected. We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge. Service revenues were down slightly due to soft big ticket/VIP spending, but have continued to improve in recent quarters.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media postage. The cost of goods sold for the club and restaurant operations was 12.9% and 11.9% for the three months ended June 30, 2016 and 2015, respectively. The cost of goods sold for same-location-same-period of club and restaurant operations for the three months ended June 30, 2016 and 2015 was 14.9%, for each period.

Payroll for same-location-same-period of club and restaurant operations was $6.3 million for each of the three months ended June 30, 2016 and 2015. Management currently believes that its labor and management staff levels are appropriate.

The decrease in rent expense is due to the purchase of our Rick’s New York and Tootsie’s properties during the last year. Our “cost of occupancy”, calculated as rent plus interest, was 8.1% and 8.4% for the quarter ended 2016 and 2015, respectively.

See Note 12 of Notes to Consolidated Financial Statements for an explanation of the gain on settlement of patron tax issue.

See Note 14 of Notes to Consolidated Financial Statements for a more detailed analysis of other expenses.

Income taxes, as a percentage of income before taxes was 43.0% and 35.5% for the quarters ended June 30, 2016 and 2015, respectively. During the quarter ended June 30, 2016, the Company accrued $240,000 and $775,000 for additional income taxes owed New York State and New York City, respectively. As a result, $1.0 million was added to income tax expense in the quarter ended June 30, 2016.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $7.8 million and $15.7 million for the quarters ended June 30, 2016 and 2015, respectively. The decrease is due to the gain from the patron tax issue recognized in 2015. Without this gain, the 2015 operating income would have been $7.5 million.

Our “operating margin”, the percentage of operating income to total revenues, was 19.6% and 42.3% for the quarters ended June 30, 2016 and 2015, respectively. Excluding the gain from the settlement of patron tax issue in 2015, the 2015 operating margin would have been 17.9%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2015

For the nine months ended June 30, 2016, we had consolidated total revenues of $101.8 million compared to consolidated total revenues of $102.7 million for the nine months ended June 30, 2015, a decrease of $0.8 million or 0.8%. The decrease in total revenues was primarily attributable to a slight decrease in same-store sales as a result of lower VIP spending.

Following is a comparison of the Company’s income statement for the nine months ended June 30, 2016 and 2015 with percentages compared to total revenue:

(in thousands)	2016	%	2015	%

Sales of alcoholic beverages	$43,511	42.7%	$42,225	41.1%
Sales of food and merchandise	13,557	13.3%	14,341	14.0%
Service Revenues	38,626	37.9%	40,538	39.5%
Other	6,129	6.0%	5,556	5.4%
Total Revenues	101,823	100.0%	102,660	100.0%

Cost of Goods Sold	15,692	15.4%	15,525	15.1%
Salaries & Wages	24,308	23.9%	24,323	23.7%
Stock-based Compensation	360	0.4%	360	0.4%
Taxes and permits	9,567	9.4%	9,548	9.3%
Charge card fees	1,788	1.8%	1,653	1.6%
Rent	2,532	2.5%	3,514	3.4%
Legal & professional	3,099	3.0%	2,962	2.9%
Advertising and marketing	3,937	3.9%	4,185	4.1%
Insurance	2,676	2.6%	2,487	2.4%
Utilities	2,096	2.1%	2,169	2.1%
Depreciation and amortization	5,468	5.4%	5,454	5.3%
Gain on sale of property	(165)	-0.2%	160	0.2%
Impairment of assets	-	0.0%	1,358	1.3%
Settlement of lawsuits and other one-time costs	741	0.7%	10,560	10.3%
Gain on settlement of patron tax issue	-	0.0%	(8,167)	-8.0%
Other	9,800	9.6%	8,893	8.7%

Total operating expenses	81,899	80.4%	84,984	82.8%
Operating income	19,924	19.6%	17,676	17.2%
Interest income	4	0.0%	39	0.0%
Interest expense	(5,918)	-5.8%	(5,032)	-4.9%
Gain from acquisition of controlling interest in subsidiary	-	0.0%	577	0.6%
Income before income taxes	$14,010	13.8%	$13,260	12.9%

Following is an explanation of significant variances in the above amounts.

Service revenues include cover charges, fees paid by entertainers, room rentals, memberships and fees charged for credit card processing. Other revenues include ATM commissions earned, video games and other vending and certain promotion fees charged to our entertainers. We recognize revenue from other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge. Service revenues were down slightly due to soft big ticket/VIP spending, but have continued to improve in recent quarters.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, media postage and internet traffic purchases and webmaster payouts. The cost of goods sold for the club and restaurant operations for the nine months ended June 30, 2016 was 13.1% compared to 11.9% for the nine months ended June 30, 2015. The cost of goods sold for same-location-same-period of club and restaurant operations for the nine months ended June 30, 2016 was 14.3% for each of the periods ended June 30, 2016 and 2015.

Payroll for same-location-same-period of club and restaurant operations was $17.4 million for the nine months ended June 30, 2016 and $17.9 million for the same period in 2015. Management currently believes that its labor and management staff levels are appropriate.

The stock-based compensation for 2016 and 2015 represents amortization of restricted stock issued to certain employees.

The decrease in rent expense is due to the purchase of our Rick’s New York and Tootsie’s properties during the last year. Our “cost of occupancy”, calculated as rent plus interest was 8.3% and 8.3% for 2016 and 2015, respectively.

During the nine months ended June 30, 2015, we recorded an impairment of $1.4 million for the indefinite-lived intangible assets at our Temptations Cabaret in Lubbock.

See Note 12 of Notes to Consolidated Financial Statements for an explanation of the settlement of a lawsuit in 2015.

Income taxes, as a percentage of income before taxes was 26.0% and 37.9% for the nine months ended June 30, 2016 and 2015, respectively. The decrease in 2016 is principally due to the Company applying to claim certain additional IRC 45 B FICA credits for prior years, net of the additional New York state taxes as explained in Note 11 of Notes to Consolidated Financial Statements.

Operating income (exclusive of corporate overhead) for same-location-same-period of club operations was $29.2 million and $27.6 million for the nine months ended June 30, 2016 and 2015, respectively. The increase is due, in part, to two significant events in 2015 – the gain from the patron tax settlement, offset by the settlement of the New York FLSA lawsuit. Without these two events, operating income in the 2015 period would have been $29.8 million.

Our “operating margin”, the percentage of operating income to total revenues, was 19.6% and 17.2% for the nine months ended June 30, 2016 and 2015, respectively. Excluding the gain from the settlement of the patron tax issue in 2015 and the lawsuit settlements in each year, the operating margin would have been 20.3% and19.5% in 2016 and 2015, respectively.

See Note 10 of Notes to Consolidated Financial Statements for an explanation of the gain from controlling interest in subsidiary.

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

Below is the financial information related to the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Business segment sales:
Nightclubs	$28,336	$28,687	$86,272	$87,807
Bombshells	5,005	4,425	14,013	13,407
Other	611	354	1,538	1,446
	$33,952	$33,466	$101,823	$102,660

Business segment operating income:
Nightclubs	$9,172	$17,271	$27,844	$26,000
Bombshells	905	369	2,150	1,480
Other	(650)	(682)	(2,154)	(1,995)
General corporate	(2,770)	(2,806)	(7,916)	(7,809)
	$6,657	$14,152	$19,924	$17,676

Business segment capital expenditures:
Nightclubs	$110	$207	$12,616	$882
Bombshells	119	300	263	1,853
Other	4	529	6	973
General Corporate	3,782	62	4,691	259
	$4,015	$1,098	$17,576	$3,967

Business segment depreciation and amortization:
Nightclubs	$1,274	$823	$3,836	$3,731
Bombshells	237	229	700	502
Other	171	733	513	813
General corporate	143	138	419	408
	$1,825	$1,923	$5,468	$5,454

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, certain legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company and helps management and investors gauge our ability to generate cash flow, including adjustments that enhance comparability, that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gain on settlement of patron tax case, gains and losses from asset sales, gain on settlement of patron tax issue, impairment of assets, stock-based compensation charges, litigation and other one-time legal settlements. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from operating income.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, gain on settlement of patron tax case, income tax expense, impairment charges, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements, gain on contractual debt reduction, and include the Non-GAAP provision for income taxes, calculated as the tax-effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes less stock-based compensation, because we believe that excluding such measures helps management and investors better understand our operating activities. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from net income.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, litigation and other one-time legal settlements, gain on settlement of patron tax case, gain on contractual debt reduction and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions.  Also, we exclude interest cost in our calculation of Adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use Adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Reconciliation of GAAP net income to Adjusted EBITDA

GAAP net income	$2,653	$8,267	$10,710	$8,786
Income tax expense	1,986	4,442	3,646	5,023
Interest expense and income and gain from acquisition of controlling interest in subsidiary	2,039	1,630	5,914	4,416
Litigation and other one-time legal settlements	139	10	741	10,560
Gain on settlment of Patron tax case	-	(8,167)	-	(8,167)
Impairment of assets	-	-	-	1,358
Depreciation and amortization	1,825	1,923	5,468	5,464
Adjusted EBITDA	$8,642	$8,105	$26,479	$27,440

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income	$2,653	$8,267	$10,710	$8,786
Amortization of intangibles	184	312	583	892
Gain from acquisition of controlling interest in subsidiary	-	-	-	(577)
Stock-based compensation	120	120	360	360
Litigation and other one-time settlements	139	10	741	10,560
Gain on settlment of Patron tax case	-	(8,167)	-	(8,167)
Income tax expense	1,986	4,442	3,646	5,023
Impairment of assets	-	-	-	1,358
Non-GAAP provision for income taxes	(1,737)	(1,702)	(5,488)	(6,256)
Non-GAAP net income	$3,345	$3,282	$10,552	$11,979

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,047	10,707	10,211	10,724
GAAP net income	$0.27	$0.78	$1.06	$0.85
Amortization of intangibles	0.02	0.03	0.06	0.08
Gain from acquisition of controlling interest in subsidiary	-	-	-	(0.05)
Stock-based compensation	0.01	0.01	0.04	0.03
Litigation and other one-time settlements	0.01	0.00	0.07	0.98
Gain on settlement of Patron tax case	-	(0.76)	-	(0.76)
Income tax expense	0.20	0.41	0.36	0.47
Impairment of assets	-	-	-	0.13
Non-GAAP provision for income taxes	(0.17)	(0.16)	(0.54)	(0.58)
Non-GAAP diluted net income per share	$0.34	$0.31	$1.04	$1.15

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$6,657	$14,152	$19,924	$17,676
Amortization of intangibles	184	312	583	892
Gain from acquisition of controlling interest in subsidiary	-	-	-	(577)
Stock-based compensation	120	120	360	360
Impairment of assets	-	-	-	1,358
Gain on settlement of Patron tax case	-	(8,167)	-	(8,167)
Litigation and other one-time settlements	139	10	741	10,560
Non-GAAP operating income	$7,100	$6,427	$21,608	$22,102

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	19.6%	42.3%	19.6%	17.2%
Amortization of intangibles	0.5%	0.9%	0.6%	0.9%
Gain from acquisition of controlling interest in subsidiary	0.0%	0.0%	0.0%	-0.6%
Stock-based compensation	0.4%	0.4%	0.4%	0.4%
Impairment of assets	0.0%	0.0%	0.0%	1.3%
Gain on settlement of Patron tax case	0.0%	-24.4%	0.0%	-8.0%
Litigation and other one-time settlements	0.4%	0.0%	0.7%	10.3%
Non-GAAP operating margin	20.9%	19.2%	21.2%	21.5%

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

As of June 30, 2016, we had negative working capital of $9.0 million compared to negative working capital of $5.7 million as of September 30, 2015. The increase is principally due to the maturity in June 2017 of two notes payable to a bank, aggregating approximately $6 million, which will be refinanced but must be shown as current in the consolidated balance sheet as of June 30,, 2016. Because of the large volume of cash we handle, stringent cash controls have been implemented. At June 30, 2016, our cash and cash equivalents were $10.5 million compared to $8.0 million at September 30, 2015.

Our depreciation for the nine months ended June 30, 2016 was $4.9 million compared to $4.6 million for the nine months ended June 30, 2015. Our amortization for the nine months ended June 30, 2016 was $583,000 compared to $892,000 for the nine months ended June 30, 2015.

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

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities:

(in thousands)	Nine Months Ended June 30,
	2016	2015
Net income	$10,364	$8,237
Depreciation and amortization	5,468	5,454
Deferred taxes	1,174	3,459
Stock compensation expense	360	360
Loss on sale of assets and impairment of assets	(165)	1,518
Gain on settlement of patron tax	-	(8,167)
Gain from acquisition of controlling interest in subsidiary	-	(577)
Change in operating assets and liabilities	1,701	7,965
Other	(404)	31
	$18,498	$18,280

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities:

(in thousands)	Nine Months Ended June 30,
	2016	2015
Proceeds from sale of marketable securities and other assets	$628	$-
Additions to property and equipment	(17,576)	(3,967)
Additions of businesses, net of cash acquired	-	(2,217)
	$(16,948)	$(6,184)

Following is a reconciliation of our additions to property and equipment for the nine months ended June 30, 2016 and 2015:

(in thousands)	Nine Months Ended June 30,
	2016	2015
Acquisition of real estate	$14,336	$8,370
Capital expenditures funded by debt	1,452	(7,977)
New capital expenditures in new clubs	-	2,283
Maintenance capital expenditures	1,788	1,291
Total capital expenditures in consolidated statement of cash flows	$17,576	$3,967

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities:

(in thousands)	Nine Months Ended June 30,
	2016	2015
Proceeds from long-term debt	$17,152	$4,957
Payments on long-term debt	(9,726)	(9,916)
Payment of dividends	(591)	-
Purchase of treasury stock	(5,781)	(2,296)
Exercise of stock options	-	87
Distribution of minority interests	(162)	(162)
	$892	$(7,330)

The following table presents a summary of our cash flows from operating, investing, and financing activities:

(in thousands)	Nine Months Ended June 30,
	2016	2015
Operating activities	$18,498	$18,280
Investing activities	(16,948)	(6,184)
Financing activities	892	(7,330)
Net increase in cash	$2,442	$4,766

We are not aware of any event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status.  Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase
	2016	(Decrease)	2015
(in thousands)
Sales of alcoholic beverages	$43,511	3.0%	$42,225
Sales of food and merchandise	13,557	-5.5%	14,341
Service Revenues	38,626	-4.7%	40,538
Other	6,129	10.3%	5,556
Total Revenues	$101,823	-0.8%	$102,660
Net cash provided by operating activities	18,498	1.2%	18,280
Adjusted EBITDA*	26,479	-3.4%	27,440
Long-term debt	100,949	6.7%	94,580

* See definition of adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million and, during May 2016, the Board increased the repurchase authorization by an additional $5 million. During the nine months ended June 30, 2016, we purchased 606,995 shares of common stock in the open market and private transactions at prices ranging from $8.00 to $10.85 and under the plan, we have $5.8 million remaining to purchase additional shares as of June 30, 2016.

Other Liquidity and Capital Resources

We have not established lines of credit or financing other than the notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required to convert dancers in all states who are now independent contractors into employees.

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

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring from October through March.

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

We continue to evaluate opportunities to acquire new nightclubs and anticipate acquiring new locations that fit our business model as we have done in the past. The acquisition of additional clubs will require us to obtain funding from additional debt, issuance of common stock, or both. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise. An inability to obtain such additional financing could have an adverse effect on our growth strategy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Legal Matters” under Note 12 of Notes to Consolidated Financial Statements above, which information is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as such factors could materially affect the Company’s business, financial condition or future results. In the three months ended June 30, 2016, there were no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, our Board of Directors authorized us to repurchase up to $5 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5 million in stock authorized under this plan. On April 25, 2013, our Board of Directors authorized us to repurchase up to an additional $3 million worth of our common stock. During May 2014, our Board of Directors increased the repurchase authorization to $10 million and, During May 2016, the Board increased the repurchase authorization by an additional $5 million. During the nine months ended June 30, 2016, we purchased 606,995 shares of common stock in the open market and private transactions at prices ranging from $8.00 to $10.85 and under the plan, we have $5.8 million remaining to purchase additional shares as of June 30, 2016.

Following is a summary of our purchases by month during the quarter ended June 30, 2016:

(in thousands, except per share data)

Period:	(a)	(b)	(c)	(d)
Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet be
	Total Number		Publicly	Purchased
	of Shares (or	Average	Announced	Under the
	Units)	Price Paid	Plans or	Plans or
Month Ending	Purchased	per Share (2)	Programs(1)	Programs
Apr-16	66	$10.00	66	$1,189
May-16	2	$10.85	2	$6,168
Jun-16	38	$10.36	38	$5,772
Total for the three months ended June 30, 2016	106	$10.14	106	$5,772

(1)	All shares were purchased pursuant to the repurchase plan approved in May 2014 and May 2016, as described above.

(2)	Prices include any commissions and transaction costs.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 4, 2016	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 4, 2016	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

