Form 10-K
period 2016-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2016-12-13
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-13992

RCI HOSPITALITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas

State or other jurisdiction of (I.R.S. Employer incorporation or organization Identification No.)

10737 Cutten Road, Houston, Texas 77066

(Address of principal executive offices)

(281) 397-6730

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value

(Title of class)

NASDAQ Stock Market LLC

Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,889,036.

As of December 1, 2016, there were approximately 9,740,127 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 – “Business,” Item 1A – “Risk Factors,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and, in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with operating and managing an adult business, the business climates in cities where it operates, the success or lack thereof in launching and building the company’s businesses, risks and uncertainties related to cyber security, conditions relevant to real estate transactions, and numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

2

PART I

Item 1. Business.

INTRODUCTION

RCI Hospitality Holdings, Inc. (sometimes referred to as RCIHH herein) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of November 30, 2016, we operated a total of 41 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company (the “Media Group”) serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: nightclubs and Bombshells restaurants and bars. In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this Form 10-K refer to subsidiaries of RCIHH. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994.

Our fiscal year ends on September 30. References to years 2016, 2015 and 2014 are for fiscal years ended September 30, 2016, 2015 and 2014, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

OUR BUSINESS

We operate several businesses. We aggregate our businesses into two principal reportable segments – nightclubs and Bombshells restaurants/sports bars, and combine other operating segments into “Other” which primarily includes the operations of our Media Group and Drink Robust.

Nightclubs

We operate our nightclubs through the following brands that target many different demographics of customers by providing a unique, quality entertainment environment:

●	“Rick’s Cabaret” – Elegant clubs with restaurants;

●	“Vivid Cabaret” – High-end high-energy club for young professionals;

●	“Tootsie’s Cabaret” – Nation’s largest mega club with 74,000 square feet;

●	“Club Onyx” – High-end clubs for African-American professionals;

●	“Jaguars Club” and “XTC Cabaret” – Lively BYOB clubs for blue collar patrons and the college crowd;

●	Other nightclub brands include “Hoops Cabaret,” “Downtown Cabaret,” “Temptations,” “Silver City Cabaret,” “Foxy’s Cabaret,” “Cabaret East,” and “The Seville.”

Our Company has received a significant amount of media exposure over the years in national magazines such as Playboy, Penthouse, Glamour Magazine, The Ladies Home Journal, Time Magazine, Time Out New York, and Texas Monthly Magazine. Segments about RCIHH have aired on national and local television programs such as “20/20,” “Extra” and “Inside Edition,” and we have provided entertainers for pay-per-view features as well. Business stories about RCI Hospitality Holdings, Inc. have appeared in Forbes, Newsweek, The Wall Street Journal, The New York Times, The New York Post, Los Angeles Times, Houston Business Journal, and numerous other national and regional publications. RCI Hospitality Holdings, Inc. has been profiled in The Wall Street Journal, Fortune, MarketWatch, Corporate Board Member, Smart Money, USA Today, The New York Daily News and other publications.

Refer to Item 2 – “Properties” for a listing of all our nightclubs and their locations.

Restaurants/Sports Bars

As of September 30, 2016, we operated four restaurants/sports bar as “Bombshells” in Dallas, Austin and Houston, Texas. In 2015, our subsidiary, BMB Franchising Services, Inc. (“BMB”), announced that it was beginning a nationwide franchising program for Bombshells. As of March 2016, BMB has received approval to sell franchises in all 50 states. The restaurant sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state of the art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within a year, four more opened in the Austin and Houston, Texas areas. Of the five, three are freestanding pad sites and two are inline locations. In September 2016, we closed one Bombshells location in Webster, Texas. In addition, we currently operate a bar in Fort Worth, Texas as Vee Lounge (reconcepted in October 2016 as Studio 80).

Media Group

The Media Group, made up of wholly owned subsidiaries, is the leading business communications company serving the multi-billion-dollar adult nightclubs industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry award shows; and more than 25 industry websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 3,500-plus adult nightclubs in North America, which have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs. Also in the Media Group is Storerotica, founded in 2004, which publishes the bimonthly Storerotica Magazine, the industry trade publication for the multi-billion-dollar erotic apparel and adult novelty retail sales industries. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and Storerotica magazines, and maintains a number of B-to-B and consumer websites for both industries.

Energy Drinks

In October 2014, we acquired 51% of a company with exclusive distribution rights to Robust brand energy drinks in North America. Robust targets the on-premises bar and mixer market in eight states. The company’s exclusive rights are for 10 years, with rights to renew, with Sun Mark Limited of the UK, which has been manufacturing and distributing the drink under the Bullet brand there since 2008. Robust comes in standard 8.4-ounce energy drink cans and in four flavors: regular, sugar free, cranberry and lemon mint, which mixes particularly well with whiskey and tequila.

In September 2016, we sold a 31% interest in Robust to its former owner for a $2.0 million note from him, retaining a 20% interest in the business. We recorded a $641,000 gain on the sale, including deferred tax credits released on the sale of the business, and recognized an impairment charge of $825,000 on the residual interest owned. Beginning as of the date of sale, we have begun to account for Robust as a cost method investment as we do not have significant influence.

OUR STRATEGY

Our overall objective is to create value for our shareholders by developing and operating profitable businesses in the hospitality and related space. We strive to achieve that by providing an attractive price-value entertainment and dining experience; by attracting and retaining quality personnel; and by focusing on unit-level operating performance. Aside from our operating strategy, we employ a capital allocation strategy.

Capital Allocation Strategy

Our capital allocation strategy provides us with disciplined guidelines on how we should use our free cash flows; provided, however, that we may deviate from this strategy if the circumstances warrant. We calculate free cash flow as net cash flows from operating activities minus maintenance capital expenditures. Using the after-tax yield of buying our own stock, or other strategic rationale in management’s opinion, as baseline, we believe we are able to make better investment decisions.

Based on our capital allocation strategy:

●	We believe that buying back our own stock provides risk-free returns on our free cash flows since we are buying our own assets that we know very well;

●	We consider acquiring or developing our own clubs or restaurants that we believe have the potential to provide two times the after-tax yield of buying our own stock, absent an otherwise strategic rationale;

●	We consider paying down our debt when our stock price increases to a level where the after-tax yield of buying back our own stock is equal or lower than the after-tax yield of paying down our debt.

COMPETITION

The adult entertainment and the restaurant/sports bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose brands may have name recognition that equals that of ours. The names “Rick’s” and “Rick’s Cabaret,” “Tootsie’s Cabaret,” “XTC Cabaret,” “Silver City,” “Club Onyx,” “Downtown Cabaret,” “Temptations,” “The Seville,” “Jaguars,” “Hoops Cabaret,” and “Foxy’s Cabaret” are proprietary. In the restaurant/sports bar business, “Bombshells” is also proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created will allow us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. Particularly in Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Minnesota, North Carolina, Indiana, Louisiana, Arizona, Pennsylvania, Florida, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of an adult entertainment cabaret is subject to restriction by city, county or other governmental ordinance. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a sexually oriented business permit is not subject to discretion; the permit must be granted if the proposed operation satisfies the requirements of the ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses.

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant & Bar,” “Vee Lounge,” “The Seville Club,” “Down In Texas Saloon,” “Silver City Cabaret,” and “Exotic Dancer” are established under common law based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for the “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT & BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” and “EXOTIC DANCER” service marks. As of this date, we have pending registration applications for the names “CLUB DULCE,” “FOXY’S CABARET,” and “HOOPS CABARET.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2016, we had approximately 2,000 employees, of which approximately 160 are in management positions, including corporate and administrative operations, and approximately 1,840 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2016, we had independent contractor entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota act as commissioned employees. Also, as of October 2016, our entertainers at Jaguars Club in Phoenix, Arizona are now classified as commissioned employees. All employees and independent contractors sign arbitration non-class action participation agreements.

We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers, who are now independent contractors, into employees. See related discussion in “Risk Factors.”

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

Our business operations are subject to regulatory uncertainties which may affect our ability to continue operations of existing nightclubs, acquire additional nightclubs, or be profitable.

Adult entertainment nightclubs are subject to local, state and federal regulations. Our business is regulated by local zoning, local and state liquor licensing, local ordinances, and state and federal time place and manner restrictions. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future.

Our business has been, and may continue to be, adversely affected by conditions in the U.S. financial markets and economic conditions generally.

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite-lived intangible assets. As a result of our annual impairment review, we recorded impairment charges of $4.3 million (including $1.4 million in one of our properties held for sale and $825,000 relating to the remaining interest in Robust), $1.7 million and $2.3 million for fiscal 2016, 2015 and 2014, respectively. If difficult market and economic conditions continue over the next year and/or we experience a decrease in revenue at one or more nightclubs, we could incur a decline in fair value of one or more of our nightclubs. This could result in future impairment charges of up to the total value of the indefinite-lived intangible assets.

We may deviate from our present capital allocation strategy.

We believe that our present capital allocation strategy will provide us with optimized returns. However, implementation of our capital allocation strategy depends on the interplay of different factors such as our stock price, our outstanding common shares, the interest rates on our debt, and the rate of return on available investments. If these factors are not conducive to implementing our present capital allocation strategy, or we determine that adopting a different capital allocation strategy is in the best interest of shareholders, we reserve the right to deviate from this approach. There can be no assurance that we will not deviate from or adopt an alternative capital allocation strategy moving forward.

We may need additional financing or our business expansion plans may be significantly limited.

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions and new restaurant development. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders; and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing, if needed, will have material adverse consequences on our business operations.

There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional clubs.

Our nightclubs face substantial competition. Some of these competitors may have greater financial and management resources than we do. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to remain profitable in this competitive industry.

The adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. If federal or state law mandates that they be classified as employees, our business could be adversely impacted.

The adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. The Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these adult entertainers, including by paying additional compensation or reimbursing expenses. While we take steps to ensure that our adult entertainers are deemed independent contractors, if our adult entertainers are determined to have been misclassified as independent contractors, we would incur additional exposure under federal and state law, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our ability to attract and retain other personnel.

The adult entertainment industry is extremely volatile.

Historically, the adult entertainment, restaurant and bar industry has been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, entertainment industry revenues increase, and when economic conditions are unfavorable, entertainment industry revenues decline. Coupled with this economic sensitivity are the trendy personal preferences of the customers who frequent adult cabarets. We continuously monitor trends in our customers’ tastes and entertainment preferences so that, if necessary, we can make appropriate changes which will allow us to remain one of the premiere adult cabarets. However, any significant decline in general corporate conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we have historically catered to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code of 1954, as amended, could adversely affect sales to customers dependent upon corporate expense accounts.

Private advocacy group actions targeted at the kind of adult entertainment we offer could result in limitations and our inability to operate in certain locations and negatively impact our business.

Our ability to operate successfully depends on the protection provided to us under the First Amendment to the U.S. Constitution. From time to time, private advocacy groups have sought to target our nightclubs by petitioning for non-renewal of certain of our permits and licenses. Furthermore, private advocacy groups which have influences on certain financial institutions have managed to sway these financial institutions into not doing business with us. In addition to possibly limiting our operations and financing options, negative publicity campaigns, lawsuits and boycotts could negatively affect our businesses and cause additional financial harm by discouraging investors from investing in our securities or requiring that we incur significant expenditures to defend our business.

Our revenues could be significantly affected by limitations relating to permits to sell alcoholic beverages.

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

Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs and divert management’s attention from our business.

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

We have developed comprehensive policies aimed at ensuring that the operation of each of our nightclubs is conducted in conformance with local, state and federal laws. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, waitresses and customers to ensure that proper behavior standards are met. However, such policies, no matter how well designed and enforced, can provide only reasonable, not absolute, assurance that the policies’ objectives are being achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. Notwithstanding the foregoing limitations, management believes that our policies are reasonably effective in achieving their purposes.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

Our operations and corporate functions rely heavily on information systems, including point-of-sale processing, management of our supply chain, payment of obligations, collection of cash, electronic communications, data warehousing to support analytics, finance and accounting systems, mobile technologies to enhance the customer experience, and other various processes and procedures, some of which are handled by third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security relating to these systems could result in delays in consumer service and reduce efficiency in our operations. These problems could adversely affect our results of operations, and remediation could result in significant, unplanned capital investments.

Security breaches of confidential customer information or personal employee information may adversely affect our business.

A significant portion of our revenues are paid through debit and credit cards. Other restaurants and retailers have experienced significant security breaches in which debit and credit card information or other personal information of their customers have been stolen. We also maintain certain personal information regarding our employees. Although we aim to safeguard our technology systems, they could potentially be vulnerable to damage, disability or failures due to physical theft, fire, power outage, telecommunication failure or other catastrophic events, as well as from internal and external security breaches, employee error or malfeasance, denial of service attacks, viruses, worms and other disruptive problems caused by hackers and cyber criminals. A breach in our systems that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, and legal liabilities. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising from the actual or alleged theft of our customers’ debit and credit card information or if customer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business.

Our acquisitions may result in disruptions in our business and diversion of management’s attention.

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

The impact of new club or restaurant openings could result in fluctuations in our financial performance.

Performance of any new club or restaurant location will usually differ from its originally targeted performance due to a variety of factors, and these differences may be material. New clubs and restaurants typically encounter higher customer traffic and sales in their initial months, which may decrease over time. Accordingly, sales achieved by new or reconcepted locations may not be indicative of future operating results. Additionally, we incur substantial pre-opening expenses each time we open a new establishment, which expenses may be higher than anticipated. Due to the foregoing factors, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

We must continue to meet NASDAQ Global Market Continued Listing Requirements or we risk delisting.

Our securities are currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever delisted from NASDAQ, they may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There is no assurance that we will be able to maintain compliance with the NASDAQ continued listing requirements.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We will incur significant legal, accounting and other expenses that our non-public competition does not incur. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs, and will make some activities more time-consuming and costly.

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

Our quarterly operating results may fluctuate and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September with the strongest operating results occurring during October through March. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year and same-store sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

We may have uninsured risks in excess of our insurance coverage.

We maintain insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to the Texas “Dram Shop” statute or similar “Dram Shop” statutes or common law theories of liability in other states where we operate or expand. For example, the Texas “Dram Shop” statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs in Texas be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code. There can be no assurance, however, that uninsured liabilities may not arise in the markets in which we operate which could have a material adverse effect on the Company.

Our previous liability insurer may be unable to provide coverage to us and our subsidiaries.

As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013. The Company and its subsidiaries changed insurance companies on that date.

On November 7, 2013, the Court of Chancery of the State of Delaware entered a Rehabilitation and Injunction Order (“Rehabilitation Order”), which declared IIC impaired, insolvent and in an unsafe condition and placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (“Commissioner”) in her capacity as receiver (“Receiver”). The Rehabilitation Order empowered the Commissioner to rehabilitate IIC through a variety of means, including gathering assets and marshaling those assets, as necessary. Further, the order stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2014, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Cabaret North,” Bombshells,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “THE SEVILLE” and “DOWN IN TEXAS SALOON.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

Anti-takeover effects of the issuance of our preferred stock could adversely affect our common stock.

Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of our common stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock. The Board’s authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or costlier. There are no issued and outstanding shares of preferred stock; there are no agreements or understandings for the issuance of preferred stock; and the Board of Directors has no present intention to issue preferred stock.

Future sales or the perception of future sales of a substantial amount of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

Our stock price has been volatile and may fluctuate in the future.

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

We are dependent on key personnel.

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

Cumulative voting is not available to our stockholders.

Cumulative voting in the election of Directors is expressly denied in our Articles of Incorporation. Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our Directors.

Our directors and officers have limited liability and have rights to indemnification.

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

The Articles provide for the indemnification of our officers and directors, and the advancement to them of expenses in connection with any proceedings and claims, to the fullest extent permitted by Texas law. The Articles include related provisions meant to facilitate the indemnitee’s receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

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

Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. However, food safety issues could be caused at the point of source or by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants or clubs could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently own 45 real estate properties. On 30 of these properties, we operate clubs or restaurants, including a multi-unit shopping center in Miami Gardens, Florida where Tootsie’s Cabaret is located. We lease other units in our Miami Gardens property to 14 different third-party tenants. Our remaining clubs and restaurants are in leased locations.

Three of our owned properties are locations where we previously operated clubs but now lease the buildings to third parties. Four are non-income producing properties for corporate use, including our corporate office. Six other properties are currently offered for sale, while the remaining two properties are large parcels, which we plan to further subdivide for a future Bombshells site and for sale.

Our principal corporate office as of September 30, 2016 was located at 10959 Cutten Road, Houston, Texas 77066, which consisted of a 9,000 square feet office/warehouse building. That corporate office was no longer adequate to meet our needs so we have constructed a new corporate facility on a nearby tract of land, which we own. The new corporate facility, which is located at 10737 Cutten Road, Houston, Texas 77066, consists of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility. We completed our move to the new corporate facility in October 2016.

Below is a list of locations we operate:

Name of Establishment	Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret, Houston, TX	2004	(2)
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(2)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston, TX	2006	(2)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Foxy’s Cabaret, Dallas, TX	2008	(1)
Club Onyx, Philadelphia, PA	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(2)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)(2)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Club Onyx, Dallas, TX	2013	(1)
Vivid Cabaret, New York, NY	2014	(2)
Bombshells, Austin, TX	2014	(2)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014	(2)
Bombshells, Houston, TX	2014	(2)
Foxy’s Cabaret, Austin TX	2015	(1)
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(2)(3)

(1) Reconcepted in 2016.

(2) Leased location.

(3) Officially opened on October 6, 2016.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2016, certain of our owned properties were collateral for mortgage debt amounting to approximately $76.2 million. Also, see more information in the following Notes to Consolidated Financial Statements: F - Property and Equipment, H - Long-Term Debt and K - Commitments and Contingencies.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note K - Commitments and Contingencies of Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol “RICK.” The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE	High	Low

Fiscal Year Ended September 30, 2016
First Quarter	$10.75	$9.38
Second Quarter	$9.94	$7.50
Third Quarter	$11.10	$8.77
Fourth Quarter	$11.60	$9.90

Fiscal Year Ended September 30, 2015
First Quarter	$12.25	$9.13
Second Quarter	$11.04	$9.57
Third Quarter	$12.50	$10.30
Fourth Quarter	$12.14	$10.25

On December 8, 2016, the closing stock price for our common stock as reported by NASDAQ was $14.38. On December 1, 2016, there were approximately 177 stockholders of record of our common stock (excluding broker held shares in street name). We estimate that there are approximately 5,100 stockholders to have beneficial ownership in street name.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219.

DIVIDEND POLICY

Prior to 2016, we have not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared quarterly cash dividends of $0.03 per share ($0.12 per share on an annual basis). During fiscal 2016, we paid an aggregate amount of $862,000 for cash dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the fiscal year ended September 30, 2016, we purchased a total of 747,081 shares of common stock in the open market at prices ranging from $7.69 to $11.55. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million.

The table below sets forth information regarding our common stock repurchases during the three months ended September 30, 2016:

Month Ended	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 31, 2016	41,486	$10.38	41,486	$5,341,543
August 31, 2016	46,200	$10.82	46,200	$4,841,459
September 30, 2016	52,400	$11.44	52,400	$4,242,209

EQUITY COMPENSATION PLAN INFORMATION

We have no stock options nor any other equity award outstanding under equity compensation plans as of September 30, 2016.

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index; our former peer group consisting of BJ’s Restaurant Group, Cheesecake Factory, Ark Restaurants and Buffalo Wild Wings; and the Dow Jones U.S. Restaurant & Bar Index, our current peer index. The graph assumes that $100 was invested at inception in each of our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our new peer index since it represents a broader group of restaurant and bar operators than our former four-company peer group, both of which are shown below for comparison. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Item 6. Selected Financial Data.

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial position data as of September 30, 2016 and 2015 and results of operations data for the years ended September 30, 2016, 2015 and 2014 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of September 30, 2014, 2013 and 2012 and for the years ended September 30, 2013 and 2012 have been derived from the Company’s audited financial statements for such years, as revised (see footnotes 1 and 2 below), which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of these data (in thousands, except per share data and percentages).

	Years Ended September 30,
	2016	2015	2014	2013	2012
Revenue(1)	$134,860	$135,449	$121,432	$105,921	$90,201
Income from operations	$20,848	$20,878	$18,875	$21,883	$16,259
Net income attributable to RCIHH	$11,089	$9,312	$11,240	$9,191	$7,578
Diluted earnings per share	$1.10	$0.90	$1.13	$0.96	$0.78
Adjusted EBITDA(3)	$34,531	$34,125	$31,703	$28,559	$24,222
Non-GAAP operating income(3)	$27,721	$28,125	$25,762	$24,690	$20,364
Non-GAAP operating margin(3)	20.6%	20.8%	21.2%	23.3%	22.6%
Non-GAAP net income(3)	$13,402	$13,971	$11,961	$11,317	$10,308
Non-GAAP diluted net income per share(3)	$1.32	$1.35	$1.20	$1.18	$1.06
Free cash flow(3)	$20,513	$14,889	$18,734	$17,153	$16,074
Capital expenditures	$28,148	$19,259	$16,034	$9,675	$6,898
Dividends declared per share	$0.09	$-	$-	$-	$-

	September 30,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$11,327	$8,020	$9,964	$10,638	$5,520
Total current assets(2)	$29,387	$16,935	$17,973	$16,042	$11,073
Total assets(2)	$276,488	$266,799	$233,504	$218,242	$188,602
Total current liabilities (excluding current portion of long-term debt)	$14,507	$13,154	$26,879	$20,083	$16,175
Long-term debt (including current portion)(2)	$105,886	$94,349	$70,092	$78,352	$63,447
Total liabilities(2)	$146,346	$138,313	$120,205	$121,127	$100,990
Total RCIHH stockholders’ equity	$127,558	$122,623	$110,289	$93,781	$84,306

(1)	Due to a change in accounting policy, we have reported revenues net of sales taxes and other revenue related taxes since the beginning of fiscal 2016. Prior year revenues and expenses have been revised to reflect this change. Refer to Note B to the consolidated financial statements for further discussion.

(2)	Certain items in the prior year financial statements have been reclassified to conform to current year financial statement presentation, in particular, debt issuance costs as prescribed by ASU 2015-03 and deferred tax assets and liabilities as prescribed by ASU 2015-17. Refer to Note B to the consolidated financial statements for further discussion.

(3)	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. See also notes on comparability of adjustment items at the end of the section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

●	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

●	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

●	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens, Florida; Philadelphia, Pennsylvania; and Phoenix, Arizona. No sexual contact is permitted at any of our locations.

Bombshells Restaurants and Sports Bars	Our wholly owned subsidiaries own and operate non-adult nightclubs, restaurants, and sports bars in Houston, Dallas, Austin, Spring, and Fort Worth, Texas under the brand names Bombshells and Vee Lounge (reconcepted in October 2016 as Studio 80).

Media Group	Our wholly owned subsidiaries own a media division, including the leading trade magazine serving the multi-billion-dollar adult nightclubs industry. We also own an industry trade show, one other industry trade publications and more than 15 industry websites.

Our revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, facility use fees, commissions from vending and ATM machines, valet parking and other products and services for both nightclub and restaurant/sports bar operations. Media Group revenues include the sale of advertising content and revenues from our annual Expo convention. Our fiscal year end is September 30.

We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars operating at least 12 full months. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues from non-nightclub and non-restaurant/sports bar operations are excluded from same-store sales calculation.

Our goal is to use our Company’s assets — our brands, financial strength, and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

A full discussion of our significant accounting policies is contained in Note B – Summary of Significant Accounting Policies, which is included in Item 8 – “Financial Statements and Supplementary Data” of this report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our financial results. These estimates require our most difficult, subjective or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.

Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We impaired one property held for sale by $1.4 million based on estimated realizable value less costs to sell.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

Our impairment calculations require management to make assumptions and to apply judgment in order to estimate fair values. If our actual results are not consistent with our estimates and assumptions, we may be exposed to impairments that could be material. We do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to calculate impairment charges.

To begin the review, we determine the cash flows from each unit and compare these to prior periods along with comparisons of gross margin and same store sales comparisons. For any of these units that we believe require further analysis as a result of the comparisons made, we prepare an estimated discounted future cash flows expected to be generated by the asset to determine the estimated fair value of the unit. This is compared to the carrying value of the unit and reviewed for reasonableness. If necessary, an impairment charge is recognized by the amount by which the carrying amount of any unit exceeds the fair value of the assets. For the year ended September 30, 2016, we impaired one unit in this manner in the amount of $2.1 million. There were no other units in which the estimated fair value was not substantially in excess of the carrying value.

Income Taxes

We estimate certain components of our provision for income taxes. These estimates include depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on employee tip income, effective rates for state and local income taxes, and the deductibility of certain other items, among others. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

Legal and Other Contingencies

As mentioned in Item 3 – “Legal Proceedings” and in a more detailed discussion in Note K to our consolidated financial statements, we are involved in various suits and claims in the normal course of business. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

OPERATIONS REVIEW

The following tables presents a comparison of our results of operations as a percentage of total revenues for the past three fiscal years:

	2016	2015	2014
Sales of alcoholic beverages	42.4%	41.2%	39.4%
Sales of food and merchandise	13.3%	13.8%	12.1%
Service revenues	38.0%	39.1%	42.8%
Other	6.3%	5.8%	5.7%
Total revenues	100.0%	100.0%	100.0%

Cost of goods sold	15.2%	15.0%	13.5%
Salaries and wages	27.8%	27.9%	26.8%
Selling, general and administrative	31.9%	32.2%	33.8%
Depreciation and amortization	5.3%	5.1%	5.2%
Other charges	4.3%	4.5%	5.2%
Total operating expenses	84.5%	84.6%	84.5%
Income from operations	15.5%	15.4%	15.5%

Interest expense	-5.9%	-5.1%	-6.4%
Interest income	0.1%	0.0%	0.1%
Non-operating gains	0.0%	0.2%	4.6%
Income before income taxes	9.6%	10.4%	13.9%
Income taxes	2.0%	3.8%	4.9%
Net income	7.7%	6.6%	9.1%

* Percentages may not foot due to rounding.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Increase (Decrease)
	2016 vs. 2015		2015 vs. 2014
	Amount	%	Amount	%
Sales of alcoholic beverages	$1,387	2.5%	$7,936	16.6%
Sales of food and merchandise	(813)	-4.3%	4,044	27.6%
Service revenues	(1,738)	-3.3%	1,042	2.0%
Other	575	7.3%	995	14.4%
Total revenues	(589)	-0.4%	14,017	11.5%

Cost of goods sold	229	1.1%	3,891	23.7%
Salaries and wages	(275)	-0.7%	5,175	15.9%
Selling, general and administrative	(523)	-1.2%	2,609	6.4%
Depreciation and amortization	279	4.0%	578	9.2%
Other charges, net	(269)	-4.5%	(239)	-3.8%
Total operating expenses	(559)	-0.5%	12,014	11.7%
Income from operations	(30)	-0.1%	2,003	10.6%

Interest expense	(1,013)	14.5%	783	-10.1%
Interest income	116	773.3%	(133)	-89.9%
Non-operating gains	(229)	-100.0%	(5,413)	-95.9%
Income before income taxes	(1,156)	-8.2%	(2,760)	-16.3%
Income taxes	(2,507)	-48.5%	(752)	-12.7%
Net income	$1,351	15.0%	$(2,008)	-18.3%

Revenues

Our total consolidated revenues for fiscal 2016 amounted to $134.9 million compared to $135.4 million for fiscal 2015 and $121.4 million for fiscal 2014. The $0.6 million, or 0.4%, decrease from 2015 to 2016 was primarily due to a 1.3% decrease in same-store sales partially offset by an increase in rental income and sale of energy drinks. The $14.0 million, or 11.5%, increase from 2014 to 2015 was primarily due to revenues generated in our new units opened or acquired in 2015, a full year of revenues from units opened or purchased in 2014 and increases in revenues from certain of our existing units, especially from our Temptations Beaumont, Onyx Houston and Bombshells Dallas locations. Revenues from nightclub and restaurant/sports bar operations for same-location same-period decreased by 1.3% in 2016 and 0.6% in 2015, and increased by 4.5% in 2014.

By reportable segment, revenues were as follows (in thousands):

	2016	2015	2014
Business segment revenues:
Nightclubs	$113,941	$115,493	$114,157
Bombshells	18,690	17,639	5,768
Other	2,229	2,317	1,507
	$134,860	$135,449	$121,432

Operating Costs and Expenses

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media. As a percentage of revenues, 2016 cost of goods sold was flat at 15.2% compared to 2015 at 15.0%, while 2015 had a substantial increase versus 2014 at 13.5%. The increase percentage in 2015 was mainly due to higher cost of goods sold for new Bombshells opened.

The increase in salaries and wages from 2014 to 2015 was primarily driven by higher unit count. The decrease in salaries and wages from 2015 to 2016 was primarily due to closures of club or restaurant units, whether permanently or temporarily for remodel or reconcepting.

The components of selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2016	2015	2014	2016	2015	2014
Taxes and permits	$8,089	$8,031	$8,222	6.0%	5.9%	6.8%
Advertising and marketing	5,374	5,610	5,578	4.0%	4.1%	4.6%
Supplies	4,815	4,726	4,023	3.6%	3.5%	3.3%
Legal and professional	4,483	4,581	3,416	3.3%	3.4%	2.8%
Insurance	3,575	3,364	3,994	2.7%	2.5%	3.3%
Rent	3,278	4,526	4,804	2.4%	3.3%	4.0%
Utilities	2,871	2,999	2,684	2.1%	2.2%	2.2%
Charge cards fees	2,252	2,176	1,790	1.7%	1.6%	1.5%
Security	2,042	1,905	1,641	1.5%	1.4%	1.4%
Repairs and maintenance	2,088	1,916	1,719	1.5%	1.4%	1.4%
Other	4,208	3,764	3,118	3.1%	2.8%	2.6%
	$43,075	$43,598	$40,989	31.9%	32.2%	33.8%

The significant variances in selling, general and administrative expenses are as follows:

The decrease in the percentage of rent expense to revenues is principally due to the sale/closure of certain clubs in 2014, and the acquisition of the New York property in 2015 through 2016.

Legal and professional expenses increased by $1.2 million in 2015 compared to 2014 principally due to increased activity and settlement in the New York labor lawsuit.

The decrease in insurance expense is principally due to a general liability insurance premium decrease in 2015 compared to 2014.

We consider rent plus interest expense as our occupancy costs since most of our debt are for real property where our clubs and restaurants are located. As a percentage of revenues, rent has consistently dropped as we bought properties and interest expense has increased, but in total, occupancy costs have gone down.

	2016	2015	2014
Rent	2.4%	3.3%	4.0%
Interest	5.9%	5.1%	6.4%
Total occupancy cost	8.3%	8.5%	10.3%

Depreciation and amortization slightly increased consistent with the higher long-lived asset base.

The components of other charges, net are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2016	2015	2014	2016	2015	2014
Impairment of assets	$4,317	$1,705	$2,294	3.2%	1.3%	1.9%
Settlement of lawsuits and other one-time costs	1,881	11,684	3,696	1.4%	8.6%	3.0%
Loss (gain) on sale of assets	(437)	808	279	-0.3%	0.6%	0.2%
Gain on settlement of patron tax	-	(8,167)	-	0.0%	-6.0%	0.0%
Total other charges, net	$5,761	$6,030	$6,269	4.3%	4.5%	5.2%

The significant variances in other charges, net are as follows:

See Note P - Impairment of Assets of Notes to Consolidated Financial Statements for an explanation of the impairment of assets.

Settlement of lawsuits and other one-time costs in 2015 consists principally of settlement of suits relating to the New York based federal wage and hour class and collective action, as explained in Note K - Commitments and Contingencies of Notes to Consolidated Financial Statements.

See Note N – Acquisitions and Dispositions of Notes to Consolidated Financial Statements for an explanation of the gain/loss on sale of assets, particularly relating to the sale of our controlling interest in Robust in 2016.

See Note K - Commitments and Contingencies of Notes to Consolidated Financial Statements for an explanation of the gain on settlement of patron tax in 2015.

Income from Operations

Our operating margin (income from operations divided by total revenues) was 15.5% in 2016, 15.4% in 2015 and 15.5% in 2014. The main drivers of the net change in the components of operating margin are the increase in the number of Bombshells, the settlement of the New York lawsuit in 2015, and the gain on settlement of patron tax in 2015.

Below is a table which reflects segment contribution to income from operations (in thousands):

	2016	2015	2014
Business segment operating income (loss):
Nightclubs	$33,227	$30,444	$25,970
Bombshells	1,291	1,773	(315)
Other	(2,650)	(1,921)	(246)
General corporate	(11,020)	(9,418)	(6,534)
	$20,848	$20,878	$18,875

Excluding the impact of other charges attributable to specific segments, operating margin for the Nightclub segment was 32.3%, 30.9% and 28.0% for 2016, 2015 and 2014, respectively, while the Bombshells segment was 14.3%, 14.6% and (5.5%) for 2016, 2015 and 2014, respectively.

Non-Operating Items

See Note Q - Gain on Contractual Debt Reduction of Notes to Consolidated Financial Statements, for an explanation of the $5.6 million contractual debt reduction item in fiscal 2014.

Interest expense decreased in 2015 due to the significant paydown and refinance of high-interest debt during the last two years. We are now able to finance property acquisition with bank debt which is at significantly lower rates than the debt we previously had. We added more debt in 2016 to acquire certain properties, which in turn increased our interest expense and also decreased rent expense.

Income Taxes

Income tax expense decreased by $2.5 million from 2015 to 2016 and by $0.8 million from 2014 to 2015. Our effective income tax rate was 20.4%, 36.5% and 35.0% during fiscal 2016, 2015 and 2014, respectively. The difference in our annual effective income tax rate was primarily due to the impact of tax credit carryforwards and the transfer of deferred tax liabilities related to sold subsidiaries, offset by state income taxes in 2016; and the impact of stock-based compensation and other permanent differences in 2015.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain non-GAAP financial measures, within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the Company and helps management and investors gauge our ability to generate cash flow, excluding some non-recurring items that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gain on settlement of patron tax case, gains and losses from asset sales, impairment of assets, stock-based compensation charges, and litigation and other one-time legal settlements. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from operating income.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, gain on settlement of patron tax case, income tax expense, impairment charges, gain on acquisition/loss on disposition of controlling interest in subsidiary, gains and losses from asset sales, stock-based compensation, litigation and other one-time legal settlements, and gain on contractual debt reductions, and include the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 35% effective tax rate of the pre-tax non-GAAP income before taxes, because we believe that excluding such measures helps management and investors better understand our operating activities. While we were in litigation in the patron tax case, we also included patron taxes as an exclusion, but after settlement of the case, we no longer exclude patron taxes from net income.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, gains and losses from asset sales, litigation and other one-time legal settlements, gain on settlement of patron tax case, gain on acquisition/loss on disposition of controlling interest in subsidiary, gain on contractual debt reduction and impairment charges because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended
	September 30,
	2016	2015	2014
Reconciliation of GAAP net income to Adjusted EBITDA
GAAP net income	$11,089	$9,312	$11,240
Income tax expense	2,657	5,164	5,916
Interest expense and income	7,851	6,954	7,604
Litigation and other one-time settlements	1,881	11,684	3,696
Gain on settlement of patron tax case	-	(8,167)	-
Impairment of assets	4,317	1,705	2,294
Loss (gain) on sale of property	(437)	808	279
Depreciation and amortization	7,173	6,894	6,316
Gain on acquisition of controlling interest in subsidiary	-	(229)	-
Gain on contractual debt reduction	-	-	(5,642)
Adjusted EBITDA	$34,531	$34,125	$31,703

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income	$11,089	$9,312	$11,240
Amortization of intangibles	752	737	336
Stock-based compensation	360	480	282
Litigation and other one-time settlements	1,881	11,684	3,696
Gain on settlement of patron tax case	-	(8,167)	-
Impairment of assets	4,317	1,705	2,294
Income tax expense	2,657	5,164	5,916
Loss (gain) on sale of property	(437)	808	279
Gain on acquisition of controlling interest in subsidiary	-	(229)	-
Gain on contractual debt reduction	-	-	(5,642)
Non-GAAP provision for income taxes
Current	(5,053)	(6,095)	(5,273)
Deferred	(2,164)	(1,428)	(1,167)
Non-GAAP net income	$13,402	$13,971	$11,961

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	10,229	10,406	10,637
GAAP net income	$1.10	$0.90	$1.13
Amortization of intangibles	0.07	0.07	0.03
Stock-based compensation	0.04	0.05	0.03
Litigation and other one-time settlements	0.18	1.12	0.35
Gain on settlement of patron tax case	-	(0.78)	-
Impairment of assets	0.42	0.16	0.22
Income tax expense	0.26	0.50	0.56
Loss (gain) on sale of property	(0.04)	0.08	0.03
Gain on acquisition of controlling interest in subsidiary	-	(0.02)	-
Gain on contractual debt reduction	-	-	(0.53)
Non-GAAP provision for income taxes
Current	(0.49)	(0.58)	(0.49)
Deferred	(0.21)	(0.14)	(0.11)
Non-GAAP diluted net income per share	$1.32	$1.35	$1.20

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$20,848	$20,878	$18,875
Amortization of intangibles	752	737	336
Stock-based compensation	360	480	282
Litigation and other one-time settlements	1,881	11,684	3,696
Gain on settlement of patron tax case	-	(8,167)	-
Impairment of assets	4,317	1,705	2,294
Loss (gain) on sale of property	(437)	808	279
Non-GAAP operating income	$27,721	$28,125	$25,762

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	15.5%	15.4%	15.5%
Amortization of intangibles	0.6%	0.5%	0.3%
Stock-based compensation	0.3%	0.4%	0.2%
Litigation and other one-time settlements	1.4%	8.6%	3.0%
Gain on settlement of patron tax case	0.0%	-6.0%	0.0%
Impairment of assets	3.2%	1.3%	1.9%
Loss (gain) on sale of property	-0.3%	0.6%	0.2%
Non-GAAP operating margin	20.6%	20.8%	21.2%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile GAAP net income to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted net income per share, we also take into consideration the adjustment to net income from assumed conversion of debentures (see Note B to the consolidated financial statements).

During the current year, we have excluded pre-opening and acquisitions costs, which were previously included, and have included gain/loss on sale of controlling interest in subsidiary, which were previously excluded, in our adjustments for non-GAAP financial performance measures since we believe that these are recurring cash operating expenses that are necessary to operate our business. We have appropriately included or excluded the same items from prior year comparable non-GAAP financial performance measure to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading “Cash Flows from Operating Activities” below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in fiscal 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. Refer to the heading “Cash Flows from Financing Activities” below. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars. Refer to the heading “Cash Flows from Investing Activities” below.

As of September 30, 2016, we had a working capital deficit of $2.7 million (excluding the impact of assets held for sale amounting to $7.7 million) compared to a working capital deficit of $5.7 million as of September 30, 2015. The decrease in deficit is principally due the following items:

●	Operating cash flow for the year;

●	Net increase in liabilities due to the settlement payment of the New York lawsuit and reclassification of its long-term portion to current;

●	Increase in current portion of long-term debt

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net income	$10,340	$8,989	$10,997
Depreciation and amortization	7,173	6,894	6,316
Deferred taxes	1,427	3,935	937
Stock compensation expense	360	480	282
Gain on contractual debt reduction	-	-	(5,642)
Gain on settlement of patron tax	-	(8,167)	-
Impairment of assets	4,317	1,705	2,294
Change in operating assets and liabilities	(503)	1,951	4,900
Other	(83)	577	351
	$23,031	$16,364	$20,435

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net activities in marketable securities and other assets	$4,048	$-	$438
Acquisition of development rights in New York Building	-	-	(5,325)
Additions to property and equipment	(28,148)	(19,259)	(16,034)
Additions of businesses, net of cash acquired	-	(2,328)	(500)
	$(24,100)	$(21,587)	$(21,421)

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	Year Ended September 30,
	2016	2015	2014
Acquisition of real estate	$22,174	$23,843	$3,348
Capital expenditures funded by debt	-	(7,978)	(4,879)
New capital expenditures in new clubs and purchase of aircraft	3,456	1,919	15,864
Maintenance capital expenditures	2,518	1,475	1,701
Total capital expenditures in consolidated statement of cash flows	$28,148	$19,259	$16,034

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2016	2015	2014
Proceeds from long-term debt	$32,049	$18,283	$7,025
Payment of dividends	(862)	-	-
Payments on long-term debt	(19,159)	(12,579)	(8,473)
Purchase of treasury stock	(7,311)	(2,296)	(1,150)
Exercise of stock options and warrants	500	87	3,126
Payment of loan origination costs	(624)	-	-
Distribution of noncontrolling interests	(217)	(216)	(216)
	$4,376	$3,279	$312

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2016	2015	2014
Operating activities	$23,031	$16,364	$20,435
Investing activities	(24,100)	(21,587)	(21,421)
Financing activities	4,376	3,279	312
Net increase (decrease) in cash	$3,307	$(1,944)	$(674)

We require capital principally for the acquisition of new units, renovation of older units and investments in technology. We may also utilize capital to repurchase our common stock as part of our share repurchase program and to pay our quarterly dividends.

Non-GAAP Cash Flow Measure:

Management also uses certain non-GAAP cash flow measures such as free cash flows. Free cash flows is derived from net cash provided by operating activities less maintenance capital expenditures.

	2016	2015	2014
Net cash provided by operating activities	$23,031	$16,364	$20,435
Less: Maintenance capital expenditures	2,518	1,475	1,701
Free cash flows	$20,513	$14,889	$18,734

Debt Financing:

See Note H - Long-term Debt of Notes to Consolidated Financial Statements for detail regarding our long-term debt activity.

Contractual obligations and commitments:

We have long term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2016.

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt - regular	$47,088	$7,793	$8,102	$8,130	$8,514	$5,324	$9,225
Long-term debt - balloon	59,490	2,157	12,419	2,344	18,354	5,211	19,005
Interest payments	30,362	7,719	6,666	5,982	4,583	3,317	2,095
Operating leases	25,107	1,863	1,800	1,674	1,727	1,718	16,325

In October 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. The refinanced debt was comprised of interest-only notes that were scheduled to mature with full principal payments in fiscal 2018.

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

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2016	(Decrease)	2015	(Decrease)	2014

Sales of alcoholic beverages	$57,216	2.5%	$55,829	16.6%	$47,893
Sales of food and merchandise	17,900	-4.3%	18,713	27.6%	14,669
Service Revenues	51,276	-3.3%	53,014	2.0%	51,972
Other	8,468	7.3%	7,893	14.4%	6,898
Total Revenues	$134,860	-0.4%	$135,449	11.5%	$121,432
Net cash provided by operating activities	$23,031	40.7%	$16,364	-19.9%	$20,435
Adjusted EBITDA	$34,531	1.2%	$34,125	7.6%	$31,703
Long-term debt	$105,886	12.2%	$94,349	34.6%	$70,092

* See definition of Adjusted EBITDA above under Results of Operations.

We have not established lines of credit or financing other than the above mentioned notes payable and our existing debt. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2016, 2015 and 2014, we paid for treasury stock amounting to $7.3 million, $2.3 million and $1.2 million representing 747,081 shares, 225,280 shares and 101,330 shares, respectively. We have $4.2 million remaining to purchase additional shares as of September 30, 2016.

For additional details regarding our Board approved share repurchase plans, please refer to Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is: (i) to open new units after market analysis, (ii) to acquire existing units in locations that are consistent with our growth and income targets and which appear receptive to our capital allocation strategy (see discussion in Item 1 – Business), (iii) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (iv) to develop new club concepts that are consistent with our management and marketing skills, and/or (v) to acquire real estate in connection with club operations, although some units may be in leased premises.

Additionally, we believe that our restaurants/sports bars can also grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We also expect to develop our franchising business through Bombshells. In November 2016, we started to formally organize our franchising department through the hiring of a new Vice President of Franchise and Development, who has vast experience in all aspects of retail franchising. We target franchise Bombshell units to have average unit volumes of approximately $4.0 million.

During fiscal 2016, we did not acquire any new club, restaurant or investment, in adherence to our capital allocation strategy. We acquired land for $5.9 million for future Bombshells sites. In September 2016, we opened Hoops Cabaret and Sports Bar in New York City.

We continue to evaluate opportunities to acquire new nightclubs and anticipate acquiring new locations that fit our business model as we have done in the past. The acquisition of additional clubs may require us to obtain additional debt or issuance of our common stock, or both. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise. An inability to obtain such additional financing could have an adverse effect on our growth strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are debt instruments with variable interest rates, aggregating $4.4 million at September 30, 2016. The note bears interest at 2% above prime with a floor of 5%. If the prime rate were to rise, the effect on our annual statement of income would be $44,000, before taxes, for each 1% rise above a prime rate of 3.5%.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 35.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. and subsidiaries (the “Company”), as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCI Hospitality Holdings, Inc. and subsidiaries, as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2016, expressed an unqualified opinion.

/s/ Whitley Penn LLP
Dallas, Texas
December 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

We have audited RCI Hospitality Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of the Company, and our report dated December 13, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP
Dallas, Texas
December 13, 2016

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,327	$8,020
Marketable securities	-	614
Accounts receivable, net	4,365	2,154
Inventories	2,019	2,368
Prepaid expenses and other current assets	4,005	3,779
Assets held for sale	7,671	-
Total current assets	29,387	16,935

Property and equipment, net	142,003	134,150
Notes receivable	4,800	-
Goodwill	45,921	52,641
Intangibles, net	52,189	60,997
Other	2,188	2,076

Total assets	$276,488	$266,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,701	$2,164
Accrued liabilities	12,806	10,990
Current portion of long-term debt	9,950	9,469
Total current liabilities	24,457	22,623

Deferred tax liability	25,470	28,087
Long-term debt	95,936	84,880
Other long-term liabilities	483	2,723
Total liabilities	146,346	138,313

Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par, 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par, 20,000 shares authorized; 9,808 and 10,285 shares issued and outstanding, respectively	97	103
Additional paid-in capital	64,552	69,729
Retained earnings	62,909	52,682
Accumulated other comprehensive income	-	109
Total RCIHH stockholders’ equity	127,558	122,623
Noncontrolling interests	2,584	5,863
Total stockholders’ equity	130,142	128,486

Total liabilities and stockholders’ equity	$276,488	$266,799

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended September 30,
	2016	2015	2014
Revenues:
Sales of alcoholic beverages	$57,216	$55,829	$47,893
Sales of food and merchandise	17,900	18,713	14,669
Service revenues	51,276	53,014	51,972
Other	8,468	7,893	6,898
Total revenues	134,860	135,449	121,432

Operating expenses:
Cost of goods sold	20,546	20,317	16,426
Salaries and wages	37,457	37,732	32,557
Selling, general and administrative	43,075	43,598	40,989
Depreciation and amortization	7,173	6,894	6,316
Other charges, net	5,761	6,030	6,269
Total operating expenses	114,012	114,571	102,557
Income from operations	20,848	20,878	18,875

Other income (expense):
Interest income	131	15	148
Interest expense	(7,982)	(6,969)	(7,752)
Non-operating gains	-	229	5,642
Income before income taxes	12,997	14,153	16,913
Income tax expense	2,657	5,164	5,916
Net income	10,340	8,989	10,997
Net loss attributable to noncontrolling interests	749	323	243
Net income attributable to RCIHH common shareholders	$11,089	$9,312	$11,240

Earnings per share attributable to RCIHH common shareholders:
Basic	$1.12	$0.90	$1.15
Diluted	$1.10	$0.90	$1.13

Weighted average number of common shares outstanding:
Basic	9,941	10,359	9,816
Diluted	10,229	10,406	10,637

Dividends per share	$0.09	$-	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended September 30,
	2016	2015	2014

Net income	$10,340	$8,989	$10,997
Amounts reclassified from accumulated other comprehensive income	(109)	-	-
Other comprehensive income:
Unrealized holding gain on securities available for sale	-	18	41
Comprehensive income	10,231	9,007	11,038
Less comprehensive loss attributable to noncontrolling interests	749	323	243
Comprehensive income to common stockholders	$10,980	$9,330	$11,281

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30, 2016, 2015 and 2014

(in thousands)

	Common Stock			Accumulated		Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income(Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 30, 2013	9,504	$95	$61,506	$50	$32,130	-	$-	$3,334	$97,115
Purchase of treasury shares	-	-	-	-	-	(101)	(1,150)	-	(1,150)
Cancelled treasury shares	(101)	(1)	(1,149)	-	-	101	1,150	-	-
Stock-based compensation	-	-	282	-	-	-	-	-	282
Stock options exercised	370	4	3,122	-	-	-	-	-	3,126
Common stock issued for debt and interest	294	3	2,966	-	-	-	-	-	2,969
Noncontrolling interest at acquisition of business	-	-	-	-	-	-	-	135	135
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Change in marketable securities	-	-	-	41	-	-	-	-	41
Net income	-	-	-	-	11,240	-	-	(243)	10,997

Balance at September 30, 2014	10,067	101	66,727	91	43,370	-	-	3,010	113,299
Purchase of treasury shares	-	-	-	-	-	(225)	(2,296)	-	(2,296)
Cancelled treasury shares	(225)	(2)	(2,294)	-	-	225	2,296	-	-
Stock options exercised	10	-	87	-	-	-	-	-	87
Common stock issued for acquisition	200	2	2,373	-	-	-	-	-	2,375
Common stock issued for debt and interest	233	2	2,356	-	-	-	-	-	2,358
Stock-based compensation	-	-	480	-	-	-	-	-	480
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Noncontrolling interests at acquisition of business	-	-	-	-	-	-	-	3,392	3,392
Change in marketable securities	-	-	-	18	-	-	-	-	18
Net income (loss)	-	-	-	-	9,312	-	-	(323)	8,989

Balance at September 30, 2015	10,285	103	69,729	109	52,682	-	-	5,863	128,486
Purchase of treasury shares	-	-	-	-	-	(747)	(7,311)	-	(7,311)
Cancelled treasury shares	(747)	(8)	(7,303)	-	-	747	7,311	-	-
Restricted stock vesting	96	1	(1)	-	-	-	-	-	-
Common stock issued for debt and interest	125	1	1,267	-	-	-	-	-	1,268
Warrants exercised	49	-	500	-	-	-	-	-	500
Stock-based compensation	-	-	360	-	-	-	-	-	360
Payment of dividends	-	-	-	-	(862)	-	-	-	(862)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(217)	(217)
Sale of controlling interest in subsidiary	-	-	-	-	-	-	-	(2,313)	(2,313)
Change in marketable securities	-	-	-	(109)	-	-	-	-	(109)
Net income (loss)	-	-	-	-	11,089	-	-	(749)	10,340

Balance at September 30, 2016	9,808	$97	$64,552	$-	$62,909	-	$-	$2,584	$130,142

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,340	$8,989	$10,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,173	6,894	6,316
Deferred taxes	1,427	3,935	937
Loss (gain) on sale of property	(437)	808	279
Gain on contractual debt reduction	-	-	(5,642)
Impairment of assets	4,317	1,705	2,294
Amortization of note discount and beneficial conversion	455	36	87
Gain from acquisition of controlling interest in subsidiary	-	(229)	-
Gain on settlement of patron tax	-	(8,167)	-
Gain on sale of marketable securities	(116)	-	-
Deferred rents	15	(38)	(15)
Stock compensation expense	360	480	282
Changes in operating assets and liabilities:
Accounts receivable	(3,986)	(339)	(36)
Inventories	(124)	54	(407)
Prepaid expenses and other assets	(18)	852	(2,256)
Accounts payable and accrued liabilities	3,625	1,384	7,599
Net cash provided by operating activities	23,031	16,364	20,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	3,427	-	438
Proceeds from sale marketable securities	621	-	-
Acquisition of development rights in New York building	-	-	(5,325)
Additions to property and equipment	(28,148)	(19,259)	(16,034)
Acquisition of businesses, net of cash acquired	-	(2,328)	(500)
Net cash used in investing activities	(24,100)	(21,587)	(21,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	32,049	18,283	7,025
Exercise of stock options and warrants	500	87	3,126
Payments on long-term debt	(19,159)	(12,579)	(8,473)
Purchase of treasury stock	(7,311)	(2,296)	(1,150)
Payment of dividends	(862)	-	-
Payment of loan origination costs	(624)	-	-
Distribution to noncontrolling interests	(217)	(216)	(216)
Net cash provided by financing activities	4,376	3,279	312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,307	(1,944)	(674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,020	9,964	10,638
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,327	$8,020	$9,964
CASH PAID DURING PERIOD FOR:
Interest	$7,719	6,540	7,315
Income taxes	$1,914	3,776	3,953

Non-cash transactions:

	Years Ended September 30,
	2016	2015	2014

Issue of shares of common stock for debt and interest
Number of shares	125	233	294
Value of shares	$1,268	$2,358	$2,969
Debt incurred with seller in connection with acquisition of businesses and property and equipment	$-	$3,379	$4,879
Notes receivable received as proceeds from sale of assets	$4,800	$-	$-
Reduction of debt in sale of aircraft and property	$-	$-	$3,128
Accrued liabilities due settled with debt	$-	7,234	$-
Unrealized gain on marketable securities	$-	$18	$41
Issue of shares of common stock for acquiring a business
Number of shares	-	200	-
Value of shares	$-	$2,375	$-

See accompanying notes to consolidated financial statements.

A. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company”) is a Texas corporation incorporated in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont, Texas, as well as Minneapolis, Minnesota; Philadelphia, Pennsylvania; Charlotte, North Carolina; New York, New York; Miami Gardens, Florida; Phoenix, Arizona; and Sulphur, Louisiana. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less when purchased. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Accounts and Notes Receivable

Accounts receivable for the nightclub operation is primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable is primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances and other miscellaneous receivables. Long-term notes receivable include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

B. Summary of Significant Accounting Policies - continued

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or market.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture, equipment and leasehold improvements have estimated useful lives between 5 and 40 years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but reviewed on an annual basis for impairment. Definite-lived intangible assets are amortized on a straight-line basis over their estimated lives.

The costs of purchasing transferable licenses through open markets are capitalized as indefinite-lived intangible assets. The costs of obtaining non-transferable licenses that are directly issued by local government agencies are expensed as incurred. Annual license renewal fees are expensed over their renewal term.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. For assets held for sale or disposal, we measure fair value using an estimation of net realizable value. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company impaired one property held for sale by $1.4 million based on estimated realizable value less costs to sell.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For goodwill, the impairment determination is made at the reporting unit level. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s annual evaluation for goodwill and indefinite-lived intangible assets was performed as of September 30, 2016. The Company recognized intangible asset impairments in the years ended September 30, 2016, 2015 and 2014 related to specific reporting units. See Note P - Impairment of Assets. All of the Company’s goodwill and intangible assets relate to the nightclubs segment, except for $567,000 related to the acquisition of the media division. Definite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Fully amortized assets are written-off against accumulated amortization.

B. Summary of Significant Accounting Policies - continued

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

Comprehensive Income

Comprehensive income is the total of net income or loss and all other changes in net assets arising from non-owner sources, which are referred to as items of other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statements of comprehensive income.

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, other revenues and services at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention. Other rental revenues are recognized when earned.

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

B. Summary of Significant Accounting Policies - continued

Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method, which are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses. Investments in companies in which the Company owns less than a 20% interest, or where the Company does not exercise significant influence, are accounted for at cost and reviewed for any impairment. Cost and equity method investments are included in other assets in the Company’s consolidated balance sheets. During the year ended September 30, 2013, the Company acquired approximately 12% of Drink Robust, Inc. (“Robust”) for $600,000. This investment was increased to 15% during the year ended September 30, 2014, and to 51% in October 2014, at which time the subsidiary became part of the consolidated group. The Company sold 31% of this company on September 29, 2016, retaining 20% (see additional discussion in Note N – Acquisitions and Dispositions). Because the Company has no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of sale. The carrying value of the cost-method investment was $1.2 million as of September 30, 2016.

Earnings Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common restricted stock, stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted earnings per share (“EPS”) considers the potential dilution that could occur if the Company’s outstanding common restricted stock, stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings or losses (as adjusted for interest expense, that would no longer occur if the debentures were converted).

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows (in thousands, except per share data):

	FOR THE YEAR ENDED
	SEPTEMBER 30,
	2016	2015	2014
Basic earnings per share:
Net income attributable to RCIHH shareholders	$11,089	$9,312	$11,240
Average number of common shares outstanding	9,941	10,359	9,816
Basic earnings (loss) per share	$1.12	$0.90	$1.15
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$11,089	$9,312	$11,240
Adjustment to net earnings from assumed conversion of debentures (1)	153	29	821
Adjusted net income attributable to RCIHH shareholders	11,242	9,341	12,061
Average number of common shares outstanding:
Common shares outstanding	9,941	10,359	9,816
Effect of potentially dilutive restricted stock, warrants and options (2)	60	-	9
Effect of potentially dilutive convertible debentures (1)	228	47	812
Total average number of common shares outstanding used for dilution	10,229	10,406	10,637
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$1.10	$0.90	$1.13

*EPS may not foot due to rounding.

B. Summary of Significant Accounting Policies - continued

(1) Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

Additional shares for options, warrants and debentures amounting to 72,400, 353,400 and 234,189 for the year ended September 30, 2016, 2015 and 2014 were not considered since they would be antidilutive.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2016, 2015 and 2014 totaling $0.5 million, $4.6 million and, $9.3 million, respectively, were convertible into common stock at prices ranging from $10.00 to $12.50 in each year. Convertible debentures amounting to $0.5 million, $0.5 million, $9.3 million were dilutive in 2016, 2015 and 2014, respectively.

Stock Options

At September 30, 2016, the Company has no stock options outstanding. The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and recognized as expense over their vesting period. The Company estimates grant date fair value using the Black-Scholes option-pricing model. The critical estimates are volatility, expected life and risk-free rate.

Legal and Other Contingencies

The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. The Company recognizes legal fees and expenses, including those related to legal contingencies, as incurred.

Generally, the Company recognizes gain contingencies when they are realized or when all related contingencies have been resolved.

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

US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

B. Summary of Significant Accounting Policies - continued

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities had zero balance as of September 30, 2016. As of September 30, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross
	Cost	Unrealized	Fair
Available for Sale	Basis	Gains	Value
Tax-Advantaged Bond Fund	$505	$109	$614

In accordance with US GAAP, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2016 and 2015.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying
September 30, 2015	Amount	Level 1	Level 2	Level 3
Marketable securities	$614	$614	$-	$-

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, other income (expense) and income taxes in the consolidated statements of income (in thousands).

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30	Identical Asset	Observable Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Goodwill	$45,921	$-	$-	$45,921
Property and equipment, net (including assets held for sale of $7,671)	149,674	-	-	149,674
Indefinite-lived intangibles	51,775	-	-	51,775
Definite-lived intangibles, net	414	-	-	414

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30	Identical Asset	Observable Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Goodwill	$52,641	$-	$-	$52,641
Property and equipment, net	134,150	-	-	134,150
Indefinite-lived intangibles	55,828	-	-	55,828
Definite-lived intangibles, net	5,169	-	-	5,169

B. Summary of Significant Accounting Policies - continued

	Total Gains (Losses)
(in thousands)	Years Ended September 30,
Description	2016	2015	2014
Goodwill	$(6,720)	$-	$(613)
Property and equipment, net (including assets held for sale)	(1,400)	-	-
Indefinite-lived intangibles	(4,053)	(1,654)	(1,263)
Definite-lived intangibles, net	(4,003)	-	-

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in fiscal year 2019.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. We adopted the guidance as of October 1, 2015. We reclassified $340,000 of debt issuance costs related to certain long-term debt from other asset to reduce the carrying value of long-term debt as of September 30, 2015 to conform to current financial statement presentation.

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

B. Summary of Significant Accounting Policies - continued

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted this guidance as of October 1, 2015. Our adoption of this guidance did not have a material impact on our consolidated financial statements. We reclassified $3.4 million of current deferred tax assets from current assets to reduce the carrying value of noncurrent deferred tax liability as of September 30, 2015 to conform to current financial statement presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued amended guidance ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations, and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

B. Summary of Significant Accounting Policies - continued

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU intends to reduce diversity in practice on how the following cash activities are presented in the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent considerations payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate and bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

C. Change in Accounting Policy

In prior years, the Company had included sales taxes and other revenue-related taxes that are collected on behalf of third parties in both revenues and expenses. Due to a change in accounting policy as of October 1, 2015, the Company has reported revenues for 2016 net of these taxes in the accompanying statements of income, with a consequent reduction in taxes and permits expense. Reporting revenues at net of taxes collected from customers and remitted to governmental authorities reflect the cash expected to be realized in the revenue transaction. The Company reclassified sales and other revenue-related taxes amounting to $9.2 million and $7.7 million for 2015 and 2014, respectively, as a reduction to both total revenues and taxes and permits to conform to current financial statement presentation.

D. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

E. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2016	2015
Lawsuit settlements	$2,704	$2,328
Insurance	2,303	2,278
Patron tax	1,559	1,364
Payroll and related costs	1,506	1,616
Property taxes	1,017	1,273
Sales and liquor taxes	889	828
Unearned revenues	256	168
Other	2,572	1,135
	$12,806	$10,990

E. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2016	2015	2014
Taxes and permits	$8,089	$8,031	$8,222
Advertising and marketing	5,374	5,610	5,578
Supplies	4,815	4,726	4,023
Legal and professional	4,483	4,581	3,416
Insurance	3,575	3,364	3,994
Rent	3,278	4,526	4,804
Utilities	2,871	2,999	2,684
Charge cards fees	2,252	2,176	1,790
Repairs and maintenance	2,088	1,916	1,719
Security	2,042	1,905	1,641
Other	4,208	3,764	3,118
	$43,075	$43,598	$40,989

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2016	2015	2014
Impairment of assets	$4,317	$1,705	$2,294
Settlement of lawsuits and other one-time costs	1,881	11,684	3,696
Loss (gain) on sale of assets	(437)	808	279
Gain on settlement of patron tax	-	(8,167)	-
	$5,761	$6,030	$6,269

F. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2016	2015
Buildings and land	$121,645	$108,967
Equipment	27,218	26,239
Leasehold improvements	24,942	28,273
Furniture	8,009	7,596
Total property and equipment	181,814	171,075
Less accumulated depreciation	(39,811)	(36,925)

Property and equipment, net	$142,003	$134,150

During the year ended September 30, 2016, Company management has approved the sale of seven properties. The aggregate fair value of these properties has been reclassified as assets held for sale amounting to $7.7 million, and are included as current assets in the Company’s consolidated balance sheets as of September 30, 2016. The assets held for sale consist principally of land and buildings.

G. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following (in thousands):

	September 30,
	2016	2015
Indefinite useful lives:
Goodwill	$45,921	$52,641
Licenses	51,775	55,828

	Amortization
	Period
Definite useful lives:
Distribution agreement	10 years	-	2,688
Trademarks	10 years	-	1,791
Discounted leases	18 & 6 years	123	148
Unamortized non-compete agreements	5 years	291	542
		414	5,169
Total goodwill and intangible assets		$98,110	$113,638

	2016			2015
	Definite- Lived Intangibles	Licenses	Goodwill	Definite- Lived Intangibles	Licenses	Goodwill
Beginning balance	$5,169	$55,828	$52,641	$675	$53,968	$43,374
Intangibles acquired	-	-	-	5,231	3,565	9,267
Impairment and disposal	(4,003)	(4,053)	(6,720)	-	(1,654)	-
Amortization and other	(752)	-	-	(737)	(51)	-
Ending balance	$414	$51,775	$45,921	$5,169	$55,828	$52,641

Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2016 is: 2017 - $164,000; 2018 - $72,000; 2019 - $54,000; 2020 - $31,000; 2021 - $7,000; and thereafter - $86,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination. The Company impaired one reporting unit during the year ended September 30, 2016 in the aggregate amount of $2.1 million for indefinite-lived intangibles. The Company impaired two reporting units during the year ended September 30, 2015 in the aggregate amount of $1.7 million for indefinite-lived intangible and zero for goodwill. The Company impaired two reporting units during the year ended September 30, 2014 in the aggregate amount of $1.3 million for indefinite-lived intangible and $613,000 for goodwill (Note P - Impairment of Assets).

H. Long-term Debt

Long-term debt consisted of the following (in thousands):

		September 30,
		2016	2015

Notes payable at 10-11%, mature August 2022 and December 2024	*	$2,662	$2,938
Note payable at 7%, matures December 2019	*	133	169
Note payable at 7.25%, matures May 2016	*	-	218
Note payable at the greater of 2% above prime or 7.5%, paid in 2016	*	-	2,891
Note payable at the greater of 2% above prime or 7.5%, paid in 2016	*	-	3,482
Note payable at 8%, paid in 2016	*	-	2,292
Notes payable at 5.5%, matures January 2023		1,238	1,315
Notes payable at 5.5%, matures January 2023 and January 2022	*	4,864	5,698
Note payable refinanced at 6.25%, matures July 2018	*	1,227	1,328
Note payable at 6.3%, matures June 2030, collateralized by aircraft		422	440
10% convertible debentures matures August 2016		-	1,000
Note payable at 9.5%, matures August 2024	**	10,642	12,607
Notes payable at 9.5%, mature September 2024	*	7,040	7,601
6% convertible debentures, mature March 2023	**	406	482
Notes payable at 13%, matures October 2016 and 2017	**	4,000	4,000
Notes payable at 5-7%, mature from 2018 to 2028	*	1,867	2,043
Note payable at 11%, matures June 2018	*	1,500	2,500
Convertible note payable from a related party at 10%, matures October, 2017		-	750
9% convertible debentures matures October 2016		452	2,270
7.45% note payable collateralized by aircraft, matures 2019		3,013	3,265
Notes payable at 12%, mature December 2017 and September 2018	**	4,000	4,000
Non interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%		6,201	6, 988
Note payable at 6.5%, matures January 2020	*	4,621	4,748
Note payable at 6%, matures January 2019	*	857	1,189
Notes payable at 5.5%, matures May 2020	*	5,493	5,656
Note payable at 6%, matures May 2020	*	1,386	1,714
Note payable at 5.3%, matures December 2024	*	1,842	1,901
Note payable at 5.45%, matures July 2020	*	10,962	11,273
Note payable at the greater of 2% above prime or 5% (5.5% at September 30, 2016), matures October 2025	*	4,430	-
Note payable at 5%, matures January 2026	*	9,882	-
Note payable at 5.25%, matures October 2026	*	4,442	-
Note payable at 5%, matures July 2017	*	2,157	-
Note payable at 5%, matures February 2018	*	1,894	-
Note payable at 5.95%, matures August 2026	*	8,945	-
Other notes		-	162
Total debt		106,578	94,920
Less unamortized debt issuance costs		(692)	(571)
Less current portion		(9,950)	(9,469)

Total long-term debt		$95,936	$84,880

* Collateralized by real estate

** Collateralized by stock in subsidiary

H. Long-term Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2016	2015
Secured by real estate	$76,204	$57,641
Secured by stock in subsidiary	19,048	21,089
Secured by other assets	3,435	3,705
Unsecured	7,891	12,485
	$106,578	$94,920

As part of the acquisition of the Platinum Club II in Dallas, the Company acquired the Real Property from Wire Way, LLC, a Texas limited liability company (“Wire Way”). Pursuant to a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) dated May 10, 2008, the Company paid total consideration of $ 6 million, which was paid $1.6 million in cash and $ 4.4 million through the issuance of a promissory note (the “Promissory Note”). The Promissory Note bears interest at a varying rate at the greater of (i) two percent (2%) above the Prime Rate or (ii) seven and one-half percent (7.5%), which is guaranteed by the Company and by Eric Langan, the Company’s Chief Executive Officer, individually. The note is payable in monthly installments of $34,999 until June 2017. This note was paid off in a refinance of the property in August 2016.

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

In August 2011, the Company borrowed $750,000 from an employee. The note bore interest at the rate of 10% per annum and matured on August 1, 2014. The note was payable with one initial payment of interest only due January 1, 2012, and, thereafter in ten interest-only quarterly payments. The principal was payable on August 1, 2014. The note was extended in 2014 under the same terms until maturity in October 2017. At the option of the holder, the principal amount of the note and the accrued but unpaid interest thereon could have been converted into shares of the Company’s common stock at $10.00 per share. The note was redeemable by the Company after six months at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.00 per share. The note was converted into shares during 2016.

On December 2, 2011, RCI Holdings entered into a Real Estate Sales Agreement with Bryan S. Foster, providing for RCI Holdings to purchase from Mr. Foster the real properties located at 12325 Calloway Cemetery Road, Fort Worth, Texas and 2151 Manana Drive, Dallas, Texas, for the aggregate purchase price of $5,500,000, including $ 2,000,000 cash and $ 3,500,000 in the form of an 8% promissory note that is payable over 10 years at $42,465 per month including interest. The Fort Worth property represents the land for Cabaret East, one of our clubs, and the Dallas property represents the land at another gentlemen’s club. This transaction closed on January 13, 2012. This note was refinanced in October 2015.

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

H. Long-term Debt - continued

As consideration for the purchase of nine operating adult cabarets and two other licensed location under development at that time (collectively, the “Foster Clubs”), a subsidiary paid to the sellers at closing $3.5 million cash and $22.0 million pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments of $ 256,602 per month and is secured by the assets purchased from the Companies.

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

The Club Note from the Jaguars acquisition also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6.0 million. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $2.4 million and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which equates to a $6.0 million Reduction Amount. The State of Texas has demanded payment and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

During the year ended September 30, 2013, the Company acquired four parcels of real estate at a cost aggregating $3,230,000 and incurred debt aggregating $2.6 million in connection therewith. The notes bear interest at rates ranging from 5 - 7% and are payable $25,660 monthly, including principal and interest. The notes mature from 2018 to 2028.

On August 24, 2013, we sold to an investor (i) a 10 % Convertible Debenture with a principal amount of $2.5 million (the “Debenture”), under the terms and conditions set forth in the Debenture, and (ii) a warrant to purchase a total of 48,780 shares of our common stock (the “Warrant”), under the terms and conditions set forth in the Warrant. The Debenture has a term of two years, is convertible into shares of our common stock at a conversion price of $10.25 per share (subject to adjustment), and has an annual interest rate of 10%, with one initial payment of interest only due February 28, 2014, and thereafter, the principal amount is payable in six equal quarterly principal payments of $250,000 plus accrued and unpaid interest. Six months after the issue date of the Debenture, we have the right to redeem the Debenture if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. The Warrant has an exercise price of $10.25 per share (subject to adjustment) and expires on August 28, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrant, we have the right to require exercise of the Warrant if our common stock has a closing price of $13.33 (subject to adjustment) for 20 consecutive trading days. We sold the Debenture and Warrant to the investor in a private transaction and received consideration of $2.5 million. The notes were paid off in 2016 through payments of cash and conversion to shares.

The fair value of the warrants was estimated to be $61,735 using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	26%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.38%

H. Long-term Debt – continued

The cost of the warrants has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt. The warrants expired in August 2016.

The Debenture also had a beneficial conversion feature, valued at $32,467, which has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt.

On October 15, 2013, the Company sold to certain investors (i) 9% Convertible Debentures with an aggregate principal amount of $4,525,000 (the “Debentures”), under the terms and conditions set forth in the Debentures, and (ii) warrants to purchase a total of 72,400 shares of the Company’s common stock (the “Warrants”), under the terms and conditions set forth in the Warrants. Each of the Debentures has a term of three years, is convertible into shares of our common stock at a conversion price of $12.50 per share (subject to adjustment), and has an annual interest rate of 9%, with one initial payment of interest only due April 15, 2014. Thereafter, the principal amount is payable in 10 equal quarterly principal payments, which amounts to a total of $452,500, plus accrued and unpaid interest. Six months after the issue date of the Debentures, we have the right to redeem the Debentures if the Company’s common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Warrants have an exercise price of $12.50 per share (subject to adjustment) and expire on October 15, 2016. In the event there is an effective registration statement registering the shares of common stock underlying the Warrants, we have the right to require exercise of the Warrants if our common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Company sold the Debentures and Warrants to the investors in a private transaction and received consideration of $4,525,000. The notes were paid off in October 2016.

The fair value of the warrants was estimated to be $105,318 using a Black-Scholes option-pricing model using the following weighted average assumptions:

Volatility	28%
Expected life	1.5 years
Expected dividend yield	-
Risk free rate	0.33%

The cost of the warrants has been recognized as a discount on the related debt and will be amortized to interest expense over the life of the debt. The warrants expired in October 2016.

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

H. Long-term Debt – continued

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2016. Payments on these notes aggregate $65,355 per month.

On July 30, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000, including interest at 5.45% and matures in five years and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2016.

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

In October 2015, the Company refinanced certain real estate debt amounting to $2.3 million with new bank debt of $4.6 million. After closing costs, the Company received $2.0 million in cash from the transaction. The new debt is payable $30,244 per month, including interest at the prime rate plus 2% (5.5% at September 30, 2016) and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2016.

In October 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. The note, which was fully funded upon the finish of construction of the building in October 2016, is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%.

In January 2016, a subsidiary of the Company acquired the building in which the Company’s Rick’s Cabaret New York nightclub operates. The cost was $10.5 million, including closing costs and was purchased with a $10.0 million note, payable in monthly installments of approximately $59,000, including interest at 5.0% and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2016.

In July 2016, the Company acquired certain land for future development of a Bombshells in Harris County, Texas for $3.3 million, financed with a bank note for $2.2 million, payable interest only at 5.0% monthly until its maturity in 12 months.

In August 2016, the Company acquired certain land for future development of a Bombshells in Harris County, Texas for $2.5 million, financed with a bank note for $1.9 million, payable interest only at 5.0% monthly until its maturity in 18 months.

In August 2016, the Company refinanced two notes payable with an aggregate carrying value of $6.1 million with a $9.0 million bank note at an interest rate of 5.95%. The note matures in 10 years with monthly installments of $100,062 and a balloon payment at maturity for the remaining balance.

H. Long-term Debt – continued

Future maturities of long-term debt consist of the following, net of debt discount (in thousands):

	Regular	Balloon	Total
	Amortization	Payments	Payments
2017	$7,793	$2,157	$9,950
2018	8,102	12,419	20,521
2019	8,130	2,344	10,474
2020	8,514	18,354	26,868
2021	5,324	5,211	10,535
Thereafter	9,225	19,005	28,230
	$47,088	$59,490	$106,578

In October 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. The refinanced debt was comprised of interest-only notes that were scheduled to mature with full principal payments in fiscal 2018.

I. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended September 30,
	2016	2015	2014
Current
Federal	$260	$894	$4,613
State and local	970	335	366
Total current income tax expense	1,230	1,229	4,979

Deferred
Federal	1,427	3,935	937
Total deferred income tax expense	1,427	3,935	937

Total income tax expense	$2,657	$5,164	$5,916

Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2016	2015	2014
Computed expected income tax expense	$4,419	$4,812	$5,750
State income taxes, net of federal benefit	970	221	242
Transfer of deferred tax liabilities with subsidiaries sold	(841)	-	-
Permanent differences	122	131	(76)
Tax credits	(2,013)	-	-
Total income tax expense	$2,657	$5,164	$5,916

I. Income Taxes - continued

During the fiscal year ended September 30, 2016 the Company deconsolidated three subsidiaries. Two of these subsidiaries were 100 percent owned subsidiaries, 100 percent of the stock of both of these subsidiaries were sold to third parties. The third subsidiary was a 51 percent owned subsidiary that was accounted for under the consolidated method; 31 percent of the 51 percent ownership of the stock was sold during the year to a third party, and the investment is now accounted for under the cost method. In accordance with US GAAP, the company has elected to account for the deferred taxes on the inside basis differences of all three deconsolidated subsidiaries as a component of the gain or loss on the sale of the shares. All outside basis differences in the investment in subsidiaries stock are accounted for as a component of the tax provision.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2016	2015
Deferred tax assets (liabilities):
Intangibles	$(19,034)	$(21,359)
Property and equipment	(10,682)	(10,302)
Patron tax	2,074	2,712
Other	2,172	862
Net deferred tax liability	$(25,470)	$(28,087)

The Company has recognized a tax benefit in the amount of $2.0 million during the year ended September 30, 2016, representing the net amount to be realized from the current year and from amending certain prior year federal tax returns to take the available FICA tip tax credits which were not taken in prior years. The Company will continue to utilize FICA tip credits in future tax filings.

Included in the Company’s deferred tax liabilities at September 30, 2016 and 2015 is approximately $16.3 million and $16.4 million, respectively, representing the tax effect of indefinite-lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2016, 2015 and 2014, the Company recognized no interest and penalties for unrecognized tax benefits. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The years ended September 30, 2015 and 2014 remain open to tax examination. The Company’s federal income tax return for the year ended September 30, 2013 was examined by the internal revenue service with no changes.

J. Stock-Based Compensation

In 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. The options granted under the Plans may be either incentive stock options or non-qualified options. The 2010 Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2010 Plan. There were no options outstanding as of September 30, 2016 or 2015.

In July 2014, the Company granted to an executive officer and an officer of a subsidiary an aggregate total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $963,000 and vest in two years. Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred.

The following table reflects the restricted stock activity for the fiscal year ended September 30, 2016 (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock at September 30, 2015	96,325	$10.21
Vested	(96,325)	$10.21
Restricted stock at September 30, 2016	-

During fiscal 2016, the total intrinsic value of restricted stock that vested was $1.0 million.

The following table summarizes the stock-based compensation expense recorded during the last three fiscal years (in thousands):

	For the Year Ended September 30,
	2016	2015	2014
Restricted stock	$360	$480	$123
Stock options	-	-	159
Total stock-based compensation expense	$360	$480	$282

As of September 30, 2016, the Company had no remaining unrecognized stock-based compensation expense and had no shares available for future grants under its equity plans.

K. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.3 million, $4.5 million and $4.8 million for the years ended September 30, 2016, 2015 and 2014, respectively. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

Future minimum annual lease obligations as of September 30, 2016 are as follows:

2017	$1,863
2018	1,800
2019	1,674
2020	1,727
2021	1,718
Thereafter	16,325
Total future minimum lease obligations	$25,107

Legal Matters

Texas Patron Tax

In 2015, the Company has reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over the next 84 months for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This is included as long-term debt in the consolidated balance sheets. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

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

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. Trial was scheduled to begin April 27, 2015. On September 22, 2015, the Court granted final approval of the settlement. Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15.0 million available to class members and their attorneys. The actual amount paid was determined based on the number of class members responding by the end of a two-month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each being made in equal annual installments. As part of the settlement, we were required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement.

Legal Matters – continued

The Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement. This is included as settlement of lawsuits and other one-time costs in the consolidated statement of income. Of this amount $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of September 30, 2016, the Company has a total amount of $2.7 million recorded in accrued liabilities on the Company’s consolidated balance sheets for future payments to the lawyers.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date.

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

Settlements of lawsuits for the years ended September 30, 2016, 2015 and 2014 total $1.9 million, $11.7 million, and $3.7 million, respectively. As of September 30, 2016 and 2015, the Company has accrued $2.7 million and $2.3 million in accrued liabilities, respectively, and as of September 30, 2015, the Company has accrued $1.8 million in other long-term liabilities related to settlement of lawsuits.

L. Common Stock

During the year ended September 30, 2014, the following common stock transactions occurred:

●	The Company acquired 101,330 shares of its own common stock at a cost of $1.2 million. These shares were subsequently retired.

●	The Company issued 295,061 common shares for the conversion of debt and interest in the aggregate amount of $2,968,750.

●	Options exercised during the year amounted to 369,665 shares and $3,125,403.

During the year ended September 30, 2015, the following common stock transactions occurred:

●	The Company acquired 225,280 shares of its own common stock at a cost of $2.3 million. These shares were subsequently retired.

●	The Company issued 232,506 common shares for the conversion of debt and interest in the aggregate amount of $2.4 million.

●	The Company issued 200,000 common shares for a portion of the acquisition cost of an energy drink company. The value of the shares was $2.4 million.

●	Options exercised during the year amounted to 10,000 shares and $86,900.

During the year ended September 30, 2016, the following common stock transactions occurred:

●	The Company acquired 747,081 shares of its own common stock at a cost of $7.3 million. These shares were subsequently retired.

●	The Company issued 125,610 common shares for the conversion of debt and interest in the aggregate amount of $1.3 million.

●	Warrants exercised during the year amounted to 48,780 shares amounting to $500,000.

●	The Company paid quarterly dividends of $0.03 per share starting the second quarter for an aggregate amount of $862,000.

M. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $108,000, $94,000 and $83,000 for the years ended September 30, 2016, 2015 and 2014, respectively.

N. Acquisitions and Dispositions

2014 Acquisitions and Openings

In October 2013, the Company purchased 49 percent of a corporation that operates the Dallas club “PT’s Platinum” and also acquired the building and personal property. Total cost of the transaction was $500,000. This subsidiary is being consolidated in the Company’s consolidated financial statements, effective as of the date of the purchase.

N. Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets at the purchase date.

Buildings and land	$350
Property and equipment	20
SOB license	265
Noncontrolling interest	(135)
Net assets	$500

A subsidiary of the Company closed a transaction involving the air rights above the Company’s 33rd Street club in Manhattan in October 2013. The subsidiary entered into a contract to buy the land and building for $ 10 million at any time in the next five years. Concurrent with the building transaction, a third party (the “Third Party Purchaser”) purchased the balance of the air rights of the property that are not subject to the Option Agreement. The purchase price for these air rights was $13,000,000, of which the Company’s subsidiary contributed $5,200,000 in connection with the overall business transaction. The transactions are part of a previously announced transaction under which the Company agreed to purchase the land and building for $23.0 million, which closed in January 2016. The new agreement also amends the lease for the three-story building at 50 West 33rd Street to $100,000 per month for the next five years rather than the $180,000 per month called for in the original agreement.

2015 Acquisitions and Openings

On October 30, 2014, a 51% owned subsidiary of the Company acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its restricted common stock for a total purchase price of $3.6 million. The Company has also agreed to issue 50,000 shares of RCIHH common stock each to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals entered into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of their respective shares per month that they receive in connection herewith. Robust is an energy drink distributor, targeting the on premises bar and mixer market.

The following information summarizes the preliminary allocation of fair values assigned to the assets and liabilities at the purchase date (in thousands).

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

N. Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets at the purchase date (in thousands).

Buildings and land	$3,130
Furniture and fixtures	20
Inventory	4
SOB license	3,546
Noncompete	100
Net assets	$6,800

On May 4, 2015, a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis, Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date (in thousands).

Buildings and land	$4,050
Furniture and fixtures	200
Inventory	109
Goodwill	3,941
Noncompete	200
Net assets	$8,500

Goodwill from this transaction is deductible for tax purposes.

2016 Dispositions

In September 2016, we sold a 31% interest in Robust for a $2.0 million note back to its former owner, retaining a 20% interest in the business. We recorded a $641,000 gain on the sale (including a $1.7 million tax credit for deferred taxes transferred with the entity) and recognized an impairment charge of $825,000 on the residual interest owned. Beginning as of the date of sale, we have begun to account for Robust as a cost method investment as we do not have significant influence.

In September 2016, the Company sold two adult clubs and closed a Bombshells location. Following are the aggregate details of the sales:

●	Sales price — $6.3 million

●	Cash received — $3.5 million

●	Notes receivable — $2.8 million

●	Gain on sale — $1.1 million of adult club

●	Loss on closure of Bombshells — $550,000

●	Deferred gain on sale of adult club (gain recognized as note collected) — $399,000

The notes receivable are payable as follows:

●	$1.8 million payable at 6% over 240 months.

●	$1.0 million payable at 9% over 120 months.

The gain/loss on sale transactions above include a tax benefit of the deferred tax liabilities amounting to $2.5 million, which were released upon the sale of the entities.

O. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2016, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Revenues	$33,475	$34,396	$33,952	$33,037
Income from operations	$5,717	$7,550	$6,657	$924
Net income attributable to RCIHH shareholders	$2,552	$5,505	$2,653	$379
Earnings per share attributable to RCIHH shareholders
Basic	$0.25	$0.55	$0.27	$0.04
Diluted	$0.25	$0.54	$0.27	$0.04
Weighted average number of common shares outstanding
Basic	10,296	10,013	9,906	9,839
Diluted	10,635	10,215	10,047	9,840

	For the Three Months Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Revenues	$34,204	$34,989	$33,466	$32,790
Income (loss) from operations	$6,140	$(2,616)	$14,152	$3,202
Net income (loss) attributable to RCIHH shareholders	$3,360	$(2,841)	$8,267	$526
Earnings (loss) per share attributable to RCIHH shareholders
Basic	$0.33	$(0.28)	$0.81	$0.05
Diluted	$0.32	$(0.28)	$0.78	$0.05
Weighted average number of common shares outstanding
Basic	10,264	10,275	10,245	10,363
Diluted	10,929	10,275	10,707	10,363

	For the Three Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Revenues	$27,962	$30,817	$31,207	$31,446
Income from operations	$5,614	$7,459	$2,892	$2,910
Net income attributable to RCIHH shareholders	$2,404	$3,722	$691	$4,423
Earnings per share attributable to RCIHH shareholders
Basic	$0.25	$0.39	$0.07	$0.44
Diluted	$0.25	$0.37	$0.07	$0.42
Weighted average number of common shares outstanding
Basic	9,546	9,661	9,883	10,179
Diluted	9,855	10,853	9,968	11,014

P. Impairment of Assets

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

During the year ended September 30, 2016, we recorded an impairment of $4.3 million, of which $2.1 million was for indefinite-lived intangible assets of one club, $1.4 million was for one property held for sale, while the other $825,000 was for the impairment of our remaining investment in Drink Robust.

During the year ended September 30, 2015, we recorded an impairment of $1.7 million for the indefinite-lived intangible assets at two clubs that were closed.

At September 30, 2014, the Company recognized impairment aggregating $2.3 million on two properties, one which it closed and one which it sold in October 2014. These impairments were the result of the sale and closure and not from any goodwill impairment analysis.

Q. Gain on Contractual Debt Reduction

The Club Note from the Jaguars acquisition (see Note N – Acquisitions and Dispositions) also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6,000,000. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $2,400,000 and the then principal amount of the Club Note would be reduced $2,400,000. The Texas Patron Tax is currently enacted to be $5 per person which equates to a $6,000,000 Reduction Amount. The State of Texas has demanded payment and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

R. Segment Information

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

R. Segment Information - continued

Below is the financial information related to the Company’s segments (in thousands):

	2016	2015	2014
Business segment revenues:
Nightclubs	$113,941	$115,493	$114,157
Bombshells	18,690	17,639	5,768
Other	2,229	2,317	1,507
	$134,860	$135,449	$121,432

Business segment operating income (loss):
Nightclubs	$33,227	$30,444	$25,970
Bombshells	1,291	1,773	(315)
Other	(2,650)	(1,921)	(246)
General corporate	(11,020)	(9,418)	(6,534)
	$20,848	$20,878	$18,875

Business segment capital expenditures:
Nightclubs	$22,136	$16,578	$11,834
Bombshells	609	1,448	8,195
Other	10	973	8
General corporate	5,393	260	1,322
	$28,148	$19,259	$21,359

Business segment depreciation and amortization:
Nightclubs	$4,992	$4,630	$3,453
Bombshells	933	727	429
Other	684	627	20
General corporate	564	910	2,414
	$7,173	$6,894	$6,316

Business segment assets:
Nightclubs	$244,464	$230,051	$200,456
Bombshells	8,673	9,875	9,074
Other	896	9,721	996
General corporate	22,455	17,152	22,978
	$276,488	$266,799	$233,504

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

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedure

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).” Based on this assessment, we believe that, as of September 30, 2016, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of September 30, 2016, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Name	Age	Position
Eric S. Langan	48	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	66	Chief Financial Officer
Travis Reese	46	Director and Executive Vice President
Robert L. Watters	65	Director
Steven Jenkins	58	Director
Luke Lirot	60	Director
Nour-Dean Anakar	59	Director

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

Travis Reese became our Director and Executive Vice President in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent’s Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associate’s Degree in Aeronautical Science from Texas State Technical College. Mr. Reese has been involved in the adult entertainment industry since 1992.

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

Nour-Dean Anakar became a Director on September 14, 2010. Mr. Anakar has over 20 years of experience in senior positions in the development and management of betting and gaming, sports and entertainment, and hospitality and leisure operations in the United States, Europe, and Latin America. From 1988 until 2000 he held executive management and business development positions with Ladbrokes USA and Ladbrokes South America. In 2001, Mr. Anakar became the managing partner of LCIN LLC and LCIN S.A., San Diego and Buenos Aires based gaming companies, which were contracted by GrupoCodere of Spain to oversee the development of all new technology gaming projects and operations in Latin America. He received his BA in Management Science from Duke University and CHA in Hospitality Management from the Conrad Hilton College at the University of Houston. Mr. Anakar’s experience managing and developing businesses in industries with similar characteristics to ours make him an excellent fit to the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. All members are independent Directors. The primary purpose of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2016 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

In August 2015, our Board adopted a new Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.rcihospitality.com.com. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee’s duties. The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by PCAOB Standard No. 16, Communications with Audit Committees, and our audited financial statements for the fiscal year ended September 30, 2016 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year September 30, 2016 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee’s duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.rcihospitality.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. In June 2014, the Compensation Committee unanimously adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Compensation Committee’s Charter can be found on the Company’s website at www.rcihospitality.com. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2016.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2016, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2016, 2015 and 2014 of our named executive officers.

Summary Compensation Table

			Stock	Option	All Other
Name and		Salary	Awards (1)	Awards	Compensation		Total
Principal Position	Year	($)	($)	($)	($)		($)
Eric S. Langan	2016	878,434	-	-	67,640	(2)	946,074
President and Chief Executive Officer	2015	832,143	-	-	67,505		899,648
	2014	856,731	592,180	-	97,680		1,546,591

Phillip K. Marshall	2016	255,866	-	-	26,038	(2)	281,904
Chief Financial Officer	2015	251,442	-	-	25,734		277,176
	2014	246,538	-	-	29,070		275,608

Travis Reese	2016	299,945	-	-	36,119	(2)	336,064
Executive Vice President	2015	280,000	-	-	36,562		316,562
	2014	241,538	-	-	18,447		259,985

(1)	Amount represents the aggregate grant date fair value of restricted stock awarded during the fiscal year computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note J to the consolidated financial statements included in this Form 10-K. In prior years, we reflected stock and option awards based on how these awards were earned, hence, we did not present their full aggregate grant date fair value on the year of grant. Due to our decision not to issue equity grants in the near future, we have revised the previously reported stock awards for fiscal 2015 and 2014 to reflect awards at the year of grant.

(2)	All Other Compensation for fiscal 2016 consists of:

Name and Principal Position	Automobile Expenses ($)	Simple IRA Contribution ($)	Total ($)
Eric S. Langan	55,140	12,500	67,640
Phillip K. Marshall	18,548	7,490	26,038
Travis Reese	27,719	8,400	36,119

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for the year ended September 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2016.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2016

The following table shows exercises of stock options and vesting of restricted stock during fiscal 2016 for each of our named executive officer:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Eric S. Langan	-	-	58,000	(1)	583,480	(2)
Phillip K. Marshall	-	-	-		-
Travis Reese	-	-	-		-

(1)	Reflects restricted stock granted on July 1, 2014 and vested on July 1, 2016 for which no shares were withheld in lieu of taxes at the vesting date.
(2)	Based on the closing stock price on the date of vesting.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2016. We have agreed to pay our non-executive directors $20,000 in cash for the 2015 and 2016 fiscal years. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2016:

Fees earned or paid in cash
Name	($)
Robert L. Watters	20,000
Nour-Dean Anakar	20,000
Steve L. Jenkins	20,000
Luke C. Lirot	20,000
Eric S. Langan	-
Travis Reese	-

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

On August 3, 2016, we entered into a new Employment Agreement with our Chief Financial Officer, Phillip K. Marshall. His previous employment agreement expired in June 2016. The new agreement has a term of two years, commencing on August 1, 2016. The new agreement provides for an annual base salary of $262,500 for the first year and $275,000 for the second year.

Each of the employment agreements of Messrs. Langan, Reese and Marshall also provides for bonus eligibility, expense reimbursement, participation in all benefit plans maintained by us for salaried employees, and two weeks paid vacation. Also under the terms of each agreement, the employee is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement. Further, in the event we terminate such employee without cause or such employee terminates his employment because we reduce or fail to pay his compensation or materially change his responsibilities, such employee is entitled to receive in one lump sum payment the full remaining amount under the term of his employment agreement to which he would have been entitled had his agreement not been terminated.

We have not established long-term incentive plans or defined benefit or actuarial plans.

EMPLOYEE STOCK OPTION PLANS

As of September 30, 2016, there are no stock options outstanding under our 2010 Stock Option Plan, as amended.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 1, 2016, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days by the exercise of options or warrants. These shares, however, are not counted in computing the percentage ownership of any other person. As of December 1, 2016, there were 9,740,127 shares of common stock outstanding.

	Number of		Percent of
Name/Address	shares	Title of class	Class (1)
Eric S. Langan
10737 Cutten Road
Houston, Texas 77066	708,000	Common stock	7.27%

Phillip K. Marshall
10737 Cutten Road
Houston, Texas 77066	13,810	Common stock	0.14%

Robert L. Watters
315 Bourbon Street
New Orleans, Louisiana 70130	-0-	Common stock	-0-%

Steven L. Jenkins
16815 Royal Crest Drive
Suite 160
Houston, Texas 77058	-0-	Common stock	-0-%

Travis Reese
10737 Cutten Road
Houston, Texas 77066	11,605	Common stock	0.12%

Nour-dean Anakar
3978 Sorrento Valley Drive, #100
San Diego, California 92121	-0-	Common stock	-0-%

Luke Lirot
2240 Belleair Road, Suite 190
Clearwater, FL 33764	518	Common stock	0.01%

All of our Directors and Officers as a Group of seven persons	733,933	Common stock	7.54%

Dimensional Fund Advisors LP (2)
Building One, 6300 Bee Cave Road
Austin, Texas, 78746	840,718	Common stock	8.63%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Based on the most recently available Schedule 13G/A filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP, an investment adviser, beneficially owned 840,718 shares of common stock, with sole voting power over 830,596 shares, and sole dispositive power over 840,718 shares.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and disinterested directors. We currently have four independent directors, Steven Jenkins, Nour-Dean Anakar, Robert Watters and Luke Lirot. We know of no related transactions for the years ended September 30, 2016 and 2015.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2016, 2015 and 2014 (in thousands).

	2016	2015	2014

Audit fees	$322	$295	$305
Audit-related fees	11	11	-
Tax fees	43	116	126
All other fees	-	-	-

Total	$376	$422	$431

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 27, 2015.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on September 19, 2014.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on August 5, 2016.) *

21.1	Subsidiaries

23.1	Consent of Whitley Penn LLP, independent auditors

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2016.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 13, 2016

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 13, 2016

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 13, 2016

/s/ Robert L. Watters
Robert L. Watters	Director	December 13, 2016

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	December 13, 2016

/s/ Steven Jenkins
Steven Jenkins	Director	December 13, 2016

/s/ Luke Lirot
Luke Lirot	Director	December 13, 2016

