Form 10-Q
period 2016-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2017-02-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13992

RCI HOSPITALITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0458229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10737 Cutten Road

Houston, Texas 77066

(Address of principal executive offices) (Zip Code)

(281) 397-6730

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 31, 2017, 9,718,711 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with operating and managing an adult business, the business climates in cities where it operates, the success or lack thereof in launching and building the company’s businesses, risks and uncertainties related to cyber security, conditions relevant to real estate transactions, and numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,064	$11,327
Accounts receivables, net	3,721	4,365
Inventories	2,106	2,019
Prepaid expenses and other current assets	3,430	4,005
Assets held for sale	7,671	7,671
Total current assets	28,992	29,387
Property and equipment, net	143,439	142,003
Notes receivable	4,780	4,800
Goodwill	45,921	45,921
Intangibles, net	52,143	52,189
Other assets	2,175	2,188
Total assets	$277,450	$276,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,042	$1,701
Accrued liabilities	12,193	12,806
Current portion of long-term debt	9,957	9,950
Total current liabilities	24,192	24,457
Deferred tax liability	25,470	25,470
Long-term debt	95,663	95,936
Other long-term liabilities	523	483
Total liabilities	145,848	146,346

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,808 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	97	97
Additional paid-in capital	63,451	64,552
Retained earnings	65,517	62,909
Total RCIHH stockholders’ equity	129,065	127,558
Noncontrolling interests	2,537	2,584
Total stockholders’ equity	131,602	130,142
Total liabilities and stockholders’ equity	$277,450	$276,488

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2016	2015
Revenues
Sales of alcoholic beverages	$14,375	$14,597
Sales of food and merchandise	4,207	4,334
Service revenues	13,475	12,641
Other	1,682	1,903
Total revenues	33,739	33,475
Operating expenses
Cost of goods sold	4,881	5,184
Salaries and wages	9,652	9,357
Selling, general and administrative	11,193	10,860
Depreciation and amortization	1,618	1,817
Other charges	62	540
Total operating expenses	27,406	27,758
Income from operations	6,333	5,717
Other income (expenses)
Interest expense	(2,015)	(1,915)
Interest income	37	4
Income before income taxes	4,355	3,806
Income taxes	1,450	1,367
Net income	2,905	2,439
Less: Net income (loss) attributable to noncontrolling interests	7	(113)
Net income attributable to RCIHH common shareholders	$2,898	$2,552

Earnings per share attributable to RCIHH common shareholders
Basic	$0.30	$0.25
Diluted	$0.30	$0.25
Weighted average number of common shares outstanding
Basic	9,768	10,296
Diluted	9,814	10,635

Dividend per share	$0.03	$-

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2016	2015
Net income	$2,905	$2,439
Other comprehensive income:
Unrealized holding gain on securities available for sale	-	7
Comprehensive income	2,905	2,446
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(113)
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$2,898	$2,559

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,905	$2,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,618	1,817
Deferred taxes	-	676
Amortization of debt issuance costs, note discount and beneficial conversion	85	8
Deferred rent	40	(24)
Stock-based compensation expense	-	120
Changes in operating assets and liabilities:
Accounts receivable	644	(594)
Inventories	(87)	(321)
Prepaid expenses and other assets	588	278
Accounts payable and accrued liabilities	(272)	(197)
Net cash provided by operating activities	5,521	4,202
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes receivable	20	-
Additions to property and equipment	(3,008)	(889)
Net cash used in investing activities	(2,988)	(889)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,900	4,556
Payments on long-term debt	(2,152)	(4,656)
Purchase of treasury stock	(1,101)	(2,795)
Payment of dividends	(290)	-
Payment of loan origination costs	(99)	-
Distribution to noncontrolling interests	(54)	(54)
Net cash used in financing activities	(1,796)	(2,949)
NET INCREASE IN CASH AND CASH EQUIVALENTS	737	364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,327	8,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,064	$8,384

CASH PAID DURING PERIOD FOR:
Interest	$1,920	$1,919
Income taxes	$385	$97

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the quarter ended December 31, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the quarter ended December 31, 2016, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

During the quarter ended December 31, 2015, the Company purchased and retired 282,762 common shares at a cost of $2.8 million.

During the quarter ended December 31, 2015, the Company recognized unrealized holding gains on marketable securities held for sale of approximately $7,000.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 13, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by GAAP.

2. Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The Company has adopted this guidance as of October 1, 2016, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has adopted this guidance as of October 1, 2016, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued amended guidance ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations, and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. As of December 31, 2016, we do not have any stock-based compensation awards outstanding. We will adopt ASU 2016-09 when the Company grants stock-based compensation awards in the future.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU intends to reduce diversity in practice on how the following cash activities are presented in the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent considerations payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate and bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. We early adopted this guidance as of October 1, 2016. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. According to the guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. If met, this initial screen eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. The FASB noted that outputs are a key element of a business and included more stringent criteria for aggregated sets of assets and activities without outputs. Finally, the guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. Under the final definition, an output is the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. The standard is effective in 2018, with early adoption permitted. The amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

3. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

4. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	December 31, 2016	September 30, 2016
Lawsuit settlement	$1,941	$2,704
Insurance	1,678	2,303
Property taxes	1,570	1,017
Payroll and related costs	1,533	1,506
Patron tax	1,522	1,559
Sales and liquor taxes	887	889
Unearned revenues	516	256
Other	2,546	2,572
	$12,193	$12,806

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2016	2015
Taxes and permits	$2,289	$2,125
Advertising and marketing	1,657	1,305
Supplies and services	1,146	1,262
Insurance	935	874
Legal	703	835
Rent	690	948
Utilities	670	710
Charge card fees	570	613
Security	541	539
Accounting and professional fees	497	270
Repairs and maintenance	466	497
Other	1,029	882
	$11,193	$10,860

5. Long-Term Debt

On October 5, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. The refinanced debt was comprised of interest-only notes that were scheduled to mature with full principal payments in October 2017.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Stockholders’ Equity

During the quarter ended December 31, 2016, the Company purchased and retired 89,685 common shares at a cost of $1.1 million. The Company also paid a $0.03 per share cash dividend totaling approximately $290,000.

During the quarter ended December 31, 2015, the Company purchased and retired 282,762 common shares at a cost of $2.8 million.

7. Earnings Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common restricted stock, stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common restricted stock, stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months
	Ended December 31,
	2016	2015
Numerator -
Net income attributable to RCIHH common shareholders – basic	$2,898	$2,552
Adjustment to net income from assumed conversion of debentures(2)	5	85
Adjusted net income attributable to RCIHH common shareholders – diluted	$2,903	$2,637
Denominator(1)(3)
Weighted average number of common shares outstanding – basic	9,768	10,296
Effect of potentially dilutive convertible debentures(2)	46	339
Adjusted weighted average number of common shares outstanding – diluted	9,814	10,635

Basic earnings per share	$0.30	$0.25
Diluted earnings per share	$0.30	$0.25

(1) All outstanding restricted stock, warrants and options were considered for the EPS computation. Potentially dilutive options and warrants of 172,400 for the three months ended December 31, 2015 have been excluded from earnings per share due to their being anti-dilutive. No restricted stock or options were outstanding during the three months ended December 31, 2016.

(2) Convertible debentures (principal and accrued interest) outstanding at the beginning of the quarters ended December 31, 2016 and 2015 totaling $859,000 and $3.9 million, respectively, were convertible into common stock at a price of $10.25 and $12.50 per share in fiscal 2017 and $10.00, $10.25 and $12.50 per share in fiscal 2016.

(3) As of January 4, 2017, in relation to paying off certain convertible notes (see Note 11), the Company has no more outstanding restricted stock, stock options, warrants or convertible debt.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Income Taxes

Income tax expense was $1.5 million for the first quarter of 2017 compared with a $1.4 million for the same quarter of 2016. The effective income tax rate for the first quarter of 2017 was 33.3% compared with 35.9% for the comparable period of 2016. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

The Company or one of its subsidiaries files income tax returns for U.S. federal, and various state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013. The Company’s federal income tax returns for the fiscal years ended September 30, 2015, 2014 and 2013 are currently under examination by the Internal Revenue Service.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of December 31, 2016 and September 30, 2016, the liability for uncertain tax positions totaled approximately $0.4 million and $1.0 million, respectively, which is included in current liabilities on our condensed consolidated balance sheets. During the quarter ended December 31, 2016, the Company settled a city tax audit for approximately $0.6 million, the amount previously recorded as an uncertain tax position. This settlement did not have an impact on the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

9. Commitments and Contingencies

Legal Matters

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

The Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement, which was included as settlement of lawsuits and other one-time costs in the consolidated statement of income. Of this amount, $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of December 31, 2016 and September 30, 2016, the Company has a total amount of $1.9 million and $2.7 million, respectively, recorded in accrued liabilities on the Company’s consolidated balance sheets for future payments to the lawyers.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Settlements of lawsuits for the quarters ended December 31, 2016 and 2015 totaled $73,000 and $540,000, respectively. As of December 31, 2016 and September 30, 2016, the Company has accrued $1.9 million and $2.7 million in accrued liabilities, respectively, related to settlement of lawsuits.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Segment Information

The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such reportable segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The other category below includes our media divisions and rental income that are not significant to the consolidated financial statements.

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2016	2015
Revenues
Nightclubs	$29,282	$28,170
Bombshells	4,295	4,379
Other	162	926
	$33,739	$33,475

Income (loss) from operations
Nightclubs	$9,216	$8,508
Bombshells	638	487
Other	(341)	(648)
General corporate	(3,180)	(2,630)
	$6,333	$5,717

Depreciation and amortization
Nightclubs	$1,242	$1,142
Bombshells	218	231
Other	5	171
General corporate	153	273
	$1,618	$1,817

Capital expenditures
Nightclubs	$795	$391
Bombshells	1,104	40
Other	1	2
General corporate	1,108	456
	$3,008	$889

	December 31, 2016	September 30, 2016
Total assets
Nightclubs	$245,174	$244,464
Bombshells	9,350	8,673
Other	1,056	896
General corporate	21,870	22,455
	$277,450	$276,488

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

11. Subsequent Events

On January 4, 2017, the Company paid off $392,000 of convertible 6% notes, which would have matured on March 4, 2023.

On January 13, 2017, we closed the sale on one of our non-income producing properties for $2.2 million in cash, recognizing approximately $116,000 loss on the sale. Proceeds were used to pay off the remaining $1.5 million of a related 11% balloon note, which was due in 2018. The Company paid a $75,000 prepayment penalty to pay off the debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2016.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2016, we operated a total of 41 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells restaurants and bars. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 13, 2016.

During the three months ended December 31, 2016, there were no significant changes in our accounting policies and estimates.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended
	December 31, 2016		December 31, 2015		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$14,375	42.6%	$14,597	43.6%	$(222)	-1.5%
Sales of food and merchandise	4,207	12.5%	4,334	12.9%	(127)	-2.9%
Service revenues	13,475	39.9%	12,641	37.8%	834	6.6%
Other	1,682	5.0%	1,903	5.7%	(221)	-11.6%
Total revenues	33,739	100.0%	33,475	100.0%	264	0.8%
Operating expenses
Cost of goods sold	4,881	14.5%	5,184	15.5%	(303)	-5.8%
Salaries and wages	9,652	28.6%	9,357	28.0%	295	3.2%
Selling, general and administrative	11,193	33.2%	10,860	32.4%	333	3.1%
Depreciation and amortization	1,618	4.8%	1,817	5.4%	(199)	-11.0%
Other charges, net	62	0.2%	540	1.6%	(478)	-88.5%
Total operating expenses	27,406	81.2%	27,758	82.9%	(352)	-1.3%
Income from operations	6,333	18.8%	5,717	17.1%	616	10.8%
Other income (expenses)
Interest expense	(2,015)	-6.0%	(1,915)	-5.7%	(100)	5.2%
Interest income	37	0.1%	4	0.0%	33	825.0%
Income before income taxes	4,355	12.9%	3,806	11.4%	549	14.4%
Income taxes	1,450	4.3%	1,367	4.1%	83	6.1%
Net income	$2,905	8.6%	$2,439	7.3%	$466	19.1%

Revenues

Consolidated revenues increased by $264,000, or 0.8%, due primarily to a 3.6% increase in same-store sales (contributing a 3.4% increase in total revenues), 1.9% increase from new units, 3.3% decrease in closed units, and 1.2% decrease in other revenues. Nightclub same-store sales increased by 2.8% due to strong performances from units in Minneapolis with the return of the Vikings to their new downtown stadium, and from clubs in New York City and parts of Texas. Units that were reformatted or moved also did well. Bombshells same-store sales increased by 9.6% caused by the remaining four Bombshells locations.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2016	2015
Nightclubs	$29,282	$28,170
Bombshells	4,295	4,379
Other	162	926
	$33,739	$33,475

Revenues for the quarter ended December 31, 2015 included revenues from Drink Robust. During the quarter ended September 30, 2016, we sold 31% of Drink Robust, retaining a 20% investment. Because we have no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of the sale.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 81.2% from 82.9% from year-ago. Contributors to the net decrease in operating expenses are explained below.

Cost of goods sold decreased by 5.8% primarily due to lower unit count. As a percent of total revenues, cost of goods sold decreased to 14.5% from 15.5% mainly due to the increase in revenue mix of higher margin service revenue.

Salaries and wages increased by 3.2% mainly due to a shift to employee status of certain entertainers and an increase in corporate salaries, offset partially by a decrease in stock-based compensation. As a percent of total revenues, salaries and wages increased to 28.6% from 28.0% primarily from increase in fixed salaries.

Selling, general and administrative expenses increased by 3.1% primarily due to increases in advertising and marketing, franchise tax and professional fees, partially offset by decreases in legal costs, supplies and rent. As a percent of total revenues, selling, general and administrative expenses increased to 33.2% from 32.4% mainly due to increases in advertising and marketing and professional fees partially offset by a decrease in legal costs.

Depreciation and amortization decreased by 11.0% due to the decrease in intangible assets subject to amortization caused by the divestiture of Drink Robust.

Other charges, net decreased by $478,000 due to lower lawsuit settlement costs.

Income from Operations

For the three months ended December 31, 2016 and 2015, our operating margin was 18.8% and 17.1%, respectively. The main drivers for the increase in operating margin are increase in higher margin service revenue and sales leverage from fixed costs.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2016	2015
Nightclubs	$9,216	$8,508
Bombshells	638	487
Other	(341)	(648)
General corporate	(3,180)	(2,630)
	$6,333	$5,717

Operating margin for the Nightclubs segment was 31.5% and 30.2% for the three months ended December 31, 2016 and 2015, respectively, while operating margin for Bombshells was 14.9% and 11.1%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher margin service revenue and the closing of three underperforming clubs. The increase in Bombshells operating margin was primarily caused by the closing of the underperforming unit in Webster, Texas.

Non-Operating Items

Interest expense increased to $2.0 million from $1.9 million due to higher average debt balance.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain non-GAAP financial measures, within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the Company and helps management and investors gauge our ability to generate cash flow, excluding items that management believes are not representative of the ongoing business operations of the Company, but are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gains or losses on sale of assets, stock-based compensation, and settlement of lawsuits and other one-time costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax expense, gains or losses on sale of assets, stock-based compensation, and settlement of lawsuits and other one-time costs, and include the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 33% and 35% effective tax rate of the pre-tax non-GAAP income before taxes for the quarter ended December 31, 2016 and 2015, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax expense, interest expense, interest income, gains or losses on sale of assets, and settlement of lawsuits and other one-time costs because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the quarters ended December 31, 2016 and 2015 (in thousands, except per share amounts and percentages):

	For the Three Months
	Ended December 31,
	2016	2015
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$2,898	$2,552
Income tax expense	1,450	1,367
Interest expense and income	1,978	1,911
Settlement of lawsuits and other one-time costs	73	540
Gain on sale of assets	(11)	-
Depreciation and amortization	1,618	1,817
Adjusted EBITDA	$8,006	$8,187

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$2,898	$2,552
Amortization of intangibles	46	202
Stock-based compensation	-	120
Settlement of lawsuits and other one-time costs	73	540
Income tax expense	1,450	1,367
Gain on sale of assets	(11)	-
Non-GAAP provision for income taxes
Current	(1,455)	(882)
Deferred	(15)	(749)
Non-GAAP net income	$2,986	$3,150

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	9,814	10,635
Net income attributable to RCIHH common shareholders	$0.30	$0.25
Amortization of intangibles	0.00	0.02
Stock-based compensation	-	0.01
Settlement of lawsuits and other one-time costs	0.01	0.05
Income tax expense	0.15	0.13
Gain on sale of assets	(0.00)	-
Non-GAAP provision for income taxes
Current	(0.15)	(0.08)
Deferred	(0.00)	(0.07)
Non-GAAP diluted net income per share	$0.31	$0.30

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$6,333	$5,717
Amortization of intangibles	46	202
Stock-based compensation	-	120
Settlement of lawsuits and other one-time costs	73	540
Gain on sale of assets	(11)	-
Non-GAAP operating income	$6,441	$6,579

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	18.8%	17.1%
Amortization of intangibles	0.1%	0.6%
Stock-based compensation	0.0%	0.4%
Settlement of lawsuits and other one-time costs	0.2%	1.6%
Gain on sale of assets	-0.0%	0.0%
Non-GAAP operating margin	19.1%	19.7%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted net income per share, we take into consideration the adjustment to net income from the assumed conversion of debentures (see Note 7 to the condensed consolidated financial statements).

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents were $12.1 million compared to $11.3 million at September 30, 2016. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2016, we had negative working capital of $2.9 million compared to negative working capital of $2.7 million as of September 30, 2016, both figures excluding assets held for sale amounting to $7.7 million as of each date. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $5.5 million during the quarter ended December 31, 2016 from $4.2 million during the quarter ended December 31, 2015. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the remainder of fiscal 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

We prefer not to raise capital through the issuance of common stock. Instead, we use debt financing, including convertible debt, to lower our overall cost of capital and increase our return on shareholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We have historically utilized these cash flows to invest in property and equipment and adult nightclubs.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months Ended December 31,
	2016	2015
Operating activities	$5,521	$4,202
Investing activities	(2,988)	(889)
Financing activities	(1,796)	(2,949)
Net increase in cash and cash equivalents	$737	$364

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months Ended December 31,
	2016	2015
Net income	$2,905	$2,439
Depreciation and amortization	1,618	1,817
Deferred taxes	-	676
Stock-based compensation expense	-	120
Change in operating assets and liabilities	873	(834)
Other	125	(16)
Net cash provided by operating activities	$5,521	$4,202

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations and a favorable net change in operating assets and liabilities, partially offset by higher income taxes paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2016	2015
Additions to property and equipment	$(3,008)	$(889)
Proceeds from notes receivable	20	-
Net cash used in investing activities	$(2,988)	$(889)

Following is a breakdown of our additions to property and equipment for the quarters ended December 31, 2016 and 2015 (in thousands):

	For the Three Months Ended December 31,
	2016	2015
New facilities capital expenditures	$2,614	$538
Maintenance capital expenditures	394	351
Total capital expenditures	$3,008	$889

The capital expenditures during the quarter ended December 31, 2016 is composed primarily of construction and development costs for three new locations and our new corporate office, while the capital expenditures during the quarter ended December 31, 2015 is composed primarily of development costs of one new location and our new corporate office.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months Ended December 31,
	2016	2015
Proceeds from long-term debt	$1,900	$4,556
Payments on long-term debt	(2,152)	(4,656)
Purchase of treasury stock	(1,101)	(2,795)
Payment of loan origination costs	(99)	-
Payment of dividends	(290)	-
Distribution to noncontrolling interests	(54)	(54)
Net cash used in financing activities	$(1,796)	$(2,949)

During the current year quarter, we purchased 89,685 treasury shares at an average price of $12.25 per share, while during the prior year quarter, we purchased 282,762 treasury shares at an average price of $9.88 per share. We started paying $0.03 per share quarterly dividend during the second quarter of fiscal 2016.

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Three Months
	Ended December 31,
	2016	2015
Net cash provided by operating activities	$5,521	$4,202
Less: Maintenance capital expenditures	394	351
Free cash flow	$5,127	$3,851

We are not aware of any event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations, and the level of long-term debt.

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase		Increase
	2016	(Decrease)	2015	(Decrease)	2014
Sales of alcoholic beverages	$14,375	-1.5%	$14,597	4.2%	$14,004
Sales of food and merchandise	4,207	-2.9%	4,334	-10.3%	4,834
Service revenues	13,475	6.6%	12,641	-6.6%	13,528
Other	1,682	-11.6%	1,903	3.5%	1,838
Total revenues	33,739	0.8%	33,475	-2.1%	34,204
Net cash provided by operating activities	$5,521	31.4%	$4,202	-17.5%	$5,092
Adjusted EBITDA	$8,006	-2.2%	$8,187	-13.7%	$9,485
Long-term debt	$105,620	11.9%	$94,356	35.2%	$69,536

* See definition of Adjusted EBITDA above under Results of Operations.

Share repurchase

During the quarter ended December 31, 2016, we bought back 89,685 shares in the open market or through privately negotiated transactions at prices ranging from $11.24 to $13.87. During the quarter ended December 31, 2015, we bought back 282,762 shares in the open market or through privately negotiated transactions at prices ranging from $9.50 to $10.35. As of December 31, 2016, we have $3.1 million remaining to purchase additional shares.

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

We currently have three Bombshells restaurants in development with expected openings in the second half of fiscal 2017. We are also reconcepting a club in Dallas, which is scheduled to be opened in the second quarter of fiscal 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of December 31, 2016 that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 9 of the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the quarter ended December 31, 2016, we purchased 89,685 shares of common stock in the open market and private transactions at prices ranging from $11.24 to $13.87. As of December 31, 2016, we have $3.1 million remaining to purchase additional shares.

Following is a summary of our purchases during the quarter ended December 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2016	8,531	$11.30	8,531	$4,145,987
November 1-30, 2016	59,738	$12.08	59,738	$3,424,529
December 1-31, 2016	21,416	$13.23	21,416	$3,141,101
Total	89,685	$12.28	89,685

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 27, 2015.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on September 19, 2014.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on August 5, 2016.) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2017	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2017	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

