Form 10-Q
period 2017-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2017-05-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 30, 2017, 9,718,711 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,199	$11,327
Accounts receivables, net	2,526	4,365
Inventories	2,060	2,019
Prepaid expenses and other current assets	3,195	4,005
Assets held for sale	5,472	7,671
Total current assets	26,452	29,387
Property and equipment, net	144,571	142,003
Notes receivable	4,745	4,800
Goodwill	45,921	45,921
Intangibles, net	52,103	52,189
Other assets	2,267	2,188
Total assets	$276,059	$276,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,194	$1,701
Accrued liabilities	10,402	12,806
Current portion of long-term debt	12,197	9,950
Total current liabilities	24,793	24,457
Deferred tax liability	25,470	25,470
Long-term debt	90,103	95,936
Other long-term liabilities	593	483
Total liabilities	140,959	146,346

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,808 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	97	97
Additional paid-in capital	63,453	64,552
Retained earnings	68,982	62,909
Total RCIHH stockholders’ equity	132,532	127,558
Noncontrolling interests	2,568	2,584
Total stockholders’ equity	135,100	130,142
Total liabilities and stockholders’ equity	$276,059	$276,488

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Revenues
Sales of alcoholic beverages	$14,235	$14,581	$28,610	$29,178
Sales of food and merchandise	4,353	4,609	8,560	8,943
Service revenues	14,170	13,205	27,645	25,846
Other	1,760	2,001	3,442	3,904
Total revenues	34,518	34,396	68,257	67,871
Operating expenses
Cost of goods sold	4,968	5,227	9,849	10,411
Salaries and wages	9,717	9,257	19,369	18,614
Selling, general and administrative	10,609	10,601	21,802	21,461
Depreciation and amortization	1,608	1,826	3,226	3,643
Other charges, net	129	(65)	191	475
Total operating expenses	27,031	26,846	54,437	54,604
Income from operations	7,487	7,550	13,820	13,267
Other income (expenses)
Interest expense	(1,912)	(1,965)	(3,927)	(3,880)
Interest income	89	1	126	5
Income before income taxes	5,664	5,586	10,019	9,392
Income taxes	1,908	293	3,358	1,660
Net income	3,756	5,293	6,661	7,732
Net loss (income) attributable to noncontrolling interests	3	212	(4)	325
Net income attributable to RCIHH common shareholders	$3,759	$5,505	$6,657	$8,057

Earnings per share attributable to RCIHH common shareholders
Basic	$0.39	$0.55	$0.68	$0.79
Diluted	$0.39	$0.54	$0.68	$0.79
Weighted average number of common shares outstanding
Basic	9,719	10,013	9,744	10,154
Diluted	9,721	10,215	9,768	10,356

Dividends per share	$0.03	$0.03	$0.06	$0.03

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Net income	$3,756	$5,293	$6,661	$7,732
Amounts reclassified from accumulated other comprehensive income	-	(109)	-	(109)
Comprehensive income	3,756	5,184	6,661	7,623
Comprehensive loss (income) attributable to noncontrolling interests	3	212	(4)	325
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$3,759	$5,396	$6,657	$7,948

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,661	$7,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,226	3,643
Deferred taxes	-	786
Amortization of debt issuance costs, note discount and beneficial conversion	128	15
Deferred rent	110	(446)
Gain on sale of marketable securities	-	(127)
Stock-based compensation expense	-	240
Loss on sale of property and other	212	-
Debt prepayment penalty	75	-
Changes in operating assets and liabilities:
Accounts receivable	1,839	(545)
Inventories	(41)	(370)
Prepaid expenses and other assets	731	1,719
Accounts payable and accrued liabilities	(1,911)	(1,535)
Net cash provided by operating activities	11,030	11,112
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	2,047	-
Proceeds from sale of marketable securities	-	628
Proceeds from notes receivable	55	-
Additions to property and equipment	(5,680)	(13,561)
Net cash used in investing activities	(3,578)	(12,933)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,564	15,517
Payments on long-term debt	(6,179)	(7,553)
Purchase of treasury stock	(1,099)	(4,704)
Payment of dividends	(584)	(296)
Payment of loan origination costs	(99)	-
Debt prepayment penalty	(75)	-
Distribution to noncontrolling interests	(108)	(108)
Net cash provided by (used in) financing activities	(5,580)	2,856
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,872	1,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,327	8,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,199	$9,055

CASH PAID DURING PERIOD FOR:
Interest	$3,788	$3,896
Income taxes (net of refund of $1,017 and $0, respectively)	$73	$97

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the six months ended March 31, 2017, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the six months ended March 31, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

During the six months ended March 31, 2016, the Company purchased and retired 500,902 common shares at a cost of $4.7 million.

During the six months ended March 31, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 13, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by GAAP.

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

In March 2016, the FASB issued amended guidance ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations, and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. As of March 31, 2017, we do not have any stock-based compensation awards outstanding. We will adopt ASU 2016-09 when the Company grants stock-based compensation awards in the future.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. According to the guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. If met, this initial screen eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. The FASB noted that outputs are a key element of a business and included more stringent criteria for aggregated sets of assets and activities without outputs. Finally, the guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. Under the final definition, an output is the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amount of goodwill impairment will now be the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment (Step 0) to determine if a quantitative impairment test is necessary. The same one-step test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020; other public business entities will have an additional year. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company plans to early adopt this ASU during the fourth quarter of fiscal 2017.

3.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

4.	Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	March 31, 2017	September 30, 2016
Payroll and related costs	$1,872	$1,506
Lawsuit settlement	1,871	2,704
Insurance	1,310	2,303
Sales and liquor taxes	974	889
Patron tax	810	1,559
Unearned revenues	685	256
Property taxes	602	1,017
Other	2,278	2,572
	$10,402	$12,806

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Taxes and permits	$1,840	$2,054	$4,129	$4,179
Advertising and marketing	1,355	1,225	3,012	2,530
Supplies and services	1,142	1,155	2,288	2,417
Insurance	952	907	1,887	1,781
Rent	750	859	1,440	1,807
Legal	709	562	1,412	1,397
Utilities	656	694	1,326	1,404
Charge card fees	617	557	1,187	1,170
Accounting and professional fees	560	420	1,057	690
Repairs and maintenance	533	526	999	1,023
Security	512	479	1,053	1,018
Other	983	1,163	2,012	2,045
	$10,609	$10,601	$21,802	$21,461

5.	Long-Term Debt

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

On March 13, 2017, the Company entered into a promissory note with a bank, which provides for a $1.0 million revolving line of credit maturing on March 13, 2018. The interest rate under this revolving line of credit is at 6.5% per annum payable every 13th of each month starting April 13, 2017 for all outstanding borrowings. In an event of a default, as defined in the agreement, the interest rate shall be increased to 17% per annum. As of March 31, 2017, the Company had available borrowing capacity of $1.0 million under the revolving line of credit.

6.	Stockholders’ Equity

During the six months ended March 31, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million. The Company also paid a $0.06 per share cash dividend totaling approximately $584,000.

During the six months ended March 31, 2016, the Company purchased and retired 500,902 common shares at a cost of $4.7 million. The Company also paid a $0.03 per share cash dividend totaling approximately $296,000.

During the six months ended March 31, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

7.	Earnings Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common restricted stock, stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common restricted stock, stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer be incurred if the debentures were converted).

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Numerator -
Net income attributable to RCIHH common shareholders - basic	$3,759	$5,505	$6,657	$8,057
Adjustment to net income from assumed conversion of debentures(2)	-	50	5	100
Adjusted net income attributable to RCIHH common shareholders - diluted	$3,759	$5,555	$6,662	$8,157
Denominator(1)(3)-
Weighted average number of common shares outstanding - basic	9,719	10,013	9,744	10,154
Effect of potentially dilutive restricted stock, warrants and options	-	-	-	-
Effect of potentially dilutive convertible debentures(2)	2	202	24	202
Adjusted weighted average number of common shares outstanding - diluted	9,721	10,215	9,768	10,356

Basic earnings per share	$0.39	$0.55	$0.68	$0.79
Diluted earnings per share	$0.39	$0.54	$0.68	$0.79

(1) All outstanding restricted stock, warrants and options were considered for the EPS computation. Potentially dilutive options and warrants of 121,180 for the three and six months ended March 31, 2016 have been excluded from earnings per share due to their being anti-dilutive. No restricted stock or options were outstanding during the three and six months ended March 31, 2017.

(2) Convertible debentures (principal and accrued interest) outstanding at the beginning of the three and six months ended March 31, 2017 and 2016 totaling $859,000 and $2.3 million, respectively, were convertible into common stock at a price of $10.25 and $12.50 per share in fiscal 2017, and $10.00, $10.25 and $12.50 per share in fiscal 2016.

(3) As of March 31, 2017, the Company has no outstanding restricted stock, stock options, warrants or convertible debt.

8.	Income Taxes

Income tax expense was $1.9 million and $3.4 million for the three and six months ended March 31, 2017, respectively, compared with a $293,000 and $1.7 million for the three and six months ended March 31, 2016, respectively. The effective income tax rate for the six months ended March 31, 2017 was 33.5% compared with 17.7% for the comparable period year-ago. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit. Beginning in the quarter ended December 31, 2016, the Company began utilizing the effective rate method to calculate income taxes during interim periods instead of the full deferred calculation method.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of March 31, 2017 and September 30, 2016, the liability for uncertain tax positions totaled approximately $231,000 and $1.0 million, respectively, which is included in current liabilities on our condensed consolidated balance sheets. During the three and six months ended March 31, 2017, the Company settled a city tax audit for approximately $0 and $0.6 million, respectively, the amount previously recorded as an uncertain tax position. This settlement did not have an impact on the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

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

The Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement, which was included as settlement of lawsuits and other one-time costs in the consolidated statement of income. Of this amount, $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of March 31, 2017 and September 30, 2016, the Company has a total amount of $1.9 million and $2.7 million, respectively, recorded in accrued liabilities on the Company’s consolidated balance sheets for future payments to the lawyers.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

General

The Company is involved in various suits and claims arising in the normal course of business. The ultimate outcome of these items is not anticipated to have a material adverse effect on the Company’s consolidated statements of income or financial position.

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

Settlements of lawsuits for the three and six months ended March 31, 2017 totaled $8,000 and $81,000, respectively, while settlements of lawsuits for the three and six months ended March 31, 2016 totaled $62,000 and $602,000, respectively. As of March 31, 2017 and September 30, 2016, the Company has accrued $1.9 million and $2.7 million in accrued liabilities, respectively, related to settlement of lawsuits all of which pertain to the New York Settlement discussed above.

10.	Segment Information

The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such reportable segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The other category below includes our media division and rental income in both years, and the energy drink division in the prior year, that are not significant to the consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Revenues
Nightclubs	$29,967	$29,344	$59,249	$57,514
Bombshells	4,375	4,629	8,670	9,008
Other	176	423	338	1,349
	$34,518	$34,396	$68,257	$67,871

Income (loss) from operations
Nightclubs	$10,498	$9,687	$19,714	$18,195
Bombshells	801	758	1,439	1,245
Other	(222)	(856)	(563)	(1,504)
General corporate	(3,590)	(2,039)	(6,770)	(4,669)
	$7,487	$7,550	$13,820	$13,267

Depreciation and amortization
Nightclubs	$1,225	$1,420	$2,467	$2,562
Bombshells	223	231	441	462
Other	4	171	9	342
General corporate	156	4	309	277
	$1,608	$1,826	$3,226	$3,643

Capital expenditures
Nightclubs	$545	$12,435	$1,340	$12,826
Bombshells	1,614	104	2,718	144
Other	10	-	11	2
General corporate	503	133	1,611	589
	$2,672	$12,672	$5,680	$13,561

	March 31, 2017	September 30, 2016

Total assets
Nightclubs	$243,180	$244,464
Bombshells	10,714	8,673
Other	1,117	896
General corporate	21,048	22,455
	$276,059	$276,488

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Disposition

On January 13, 2017, we closed the sale on one of our non-income producing properties, included in assets held for sale on our condensed consolidated balance sheets, for $2.2 million in cash, recognizing approximately $116,000 loss on the sale. Proceeds were used to pay off the remaining $1.5 million of a related 11% balloon note, which was due in 2018. The Company paid a $75,000 prepayment penalty to pay off the debt.

12.	Subsequent Events

On April 26, 2017, subsidiaries of the Company acquired the assets of the Hollywood Showclub in the Greater St. Louis area, as well as the club’s building and land, adjacent land, and a nearby building and land that can be used for another gentlemen’s club. The total purchase price for all the acquired assets and real properties was $4.2 million, paid in cash at closing. The Company plans to apply for mortgage financing for the acquired properties.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity.

On May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for total consideration of $25.952 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.552 million through a 12-year amortizing 8% note.

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

Through our subsidiaries, as of March 31, 2017, we operated a total of 41 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells restaurants and bars. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

During the three and six months ended March 31, 2017, there were no significant changes in our accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	March 31, 2017		March 31, 2016		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$14,235	41.2%	$14,581	42.4%	$(346)	-2.4%
Sales of food and merchandise	4,353	12.6%	4,609	13.4%	(256)	-5.6%
Service revenues	14,170	41.1%	13,205	38.4%	965	7.3%
Other	1,760	5.1%	2,001	5.8%	(241)	-12.0%
Total revenues	34,518	100.0%	34,396	100.0%	122	0.4%
Operating expenses
Cost of goods sold	4,968	14.4%	5,227	15.2%	(259)	-5.0%
Salaries and wages	9,717	28.2%	9,257	26.9%	460	5.0%
Selling, general and administrative	10,609	30.7%	10,601	30.8%	8	0.1%
Depreciation and amortization	1,608	4.7%	1,826	5.3%	(218)	-11.9%
Other charges, net	129	0.4%	(65)	-0.2%	194	-298.5%
Total operating expenses	27,031	78.3%	26,846	78.0%	185	0.7%
Income from operations	7,487	21.7%	7,550	22.0%	(63)	-0.8%
Other income (expenses)
Interest expense	(1,912)	-5.5%	(1,965)	-5.7%	53	-2.7%
Interest income	89	0.3%	1	0.0%	88	8800.0%
Income before income taxes	5,664	16.4%	5,586	16.2%	78	1.4%
Income taxes	1,908	5.5%	293	0.9%	1,615	551.2%
Net income	$3,756	10.9%	$5,293	15.4%	$(1,537)	-29.0%

Revenues

Consolidated revenues for the three months ended March 31, 2017 increased by $122,000, or 0.4%, compared to the comparable period last year due primarily to a 2.7% increase in same-store sales (contributing a 2.5% increase in total revenues), 1.5% increase from new units, 3.4% decrease in closed units, and 0.3% decrease in other revenues. Nightclub same-store sales increased by 2.7% reflecting continued strong results from units in Minneapolis, Houston, Miami and New York. Bombshells same-store sales increased by 3.2% but decreased by 5.5% in total due to the fourth quarter 2016 closing of Webster.

Segment contribution to total revenues for the quarter was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Nightclubs	$29,967	$29,344
Bombshells	4,375	4,629
Other	176	423
	$34,518	$34,396

Revenues for the quarter ended March 31, 2016 included revenues from Drink Robust. During the quarter ended September 30, 2016, we sold 31% of Drink Robust, retaining a 20% investment. Because we have no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of the sale.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 78.3% from 78.0% from last year. Contributors to the net increase in operating expenses are explained below.

Cost of goods sold decreased by 5.0% primarily due to lower unit count. As a percent of total revenues, cost of goods sold decreased to 14.4% from 15.2% mainly due to the increase in revenue mix of higher margin service revenue.

Salaries and wages increased by 5.0% mainly due to additional corporate headcount to support franchising and our return to a growth model, and a shift to employee status of certain entertainers. As a percent of total revenues, salaries and wages increased to 28.2% from 26.9% primarily due to additional corporate headcount to prepare for future growth and the shift to employee status of certain entertainers.

Selling, general and administrative expenses was flat from quarter to quarter. As a percent of total revenues, selling, general and administrative expenses was also flat at 30.7% this quarter compared to 30.8% last year.

Depreciation and amortization decreased by 11.9% due to the decrease in intangible assets subject to amortization caused by the divestiture of Drink Robust and the lower fixed asset depreciable base from closed units.

Other charges, net increased by $194,000 due to the current quarter’s loss on asset disposal compared to a gain in the prior year, offset by a gain on patron tax settlement during the current quarter compared to none in the prior year.

Income from Operations

For the three months ended March 31, 2017 and 2016, our operating margin was 21.7% and 22.0%, respectively. The main drivers for the decrease in operating margin are the increase in salaries due to additional corporate headcount to prepare for future growth and the loss in asset disposal.

Segment contribution to income from operations for the quarter is presented in the table below (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Nightclubs	$10,498	$9,687
Bombshells	801	758
Other	(222)	(856)
General corporate	(3,590)	(2,039)
	$7,487	$7,550

Operating margin for the Nightclubs segment was 35.0% and 33.0% for the three months ended March 31, 2017 and 2016, respectively, while operating margin for Bombshells was 18.3% and 16.4%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher margin service revenue and margin improvement caused by two sold and three re-concepted clubs. The increase in Bombshells operating margin was primarily caused by the closing of the underperforming unit in Webster, Texas. Excluding the impact of settlement of lawsuits, gain on settlement of patron tax and loss on sale of assets, Nightclubs non-GAAP operating margin would have been 35.2% and 33.2% for the three months ended March 31, 2017 and 2016, respectively. Excluding the impact of loss on disposal of assets, Bombshells non-GAAP operating margin would have been 18.8% and 16.4% for the three months ended March 31, 2017 and 2016, respectively.

Non-Operating Items

Interest expense decreased to $1.9 million from $2.0 million due to lower average debt balance, while interest income increased by $88,000 due to higher average cash balance and new notes receivable.

Income Tax Expense

Income tax expense increased by $1.6 million primarily due to lower FICA tax credit in the current quarter versus last year. The effective income tax rate for the three months ended March 31, 2017 and 2016 was 33.7% and 5.2%, respectively, which was also caused by the decrease in FICA tax credit. Beginning in the quarter ended December 31, 2016, the Company began utilizing the effective rate method to calculate income taxes during interim periods instead of the full deferred calculation method.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

The following table summarizes our results of operations for the six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended
	March 31, 2017		March 31, 2016		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$28,610	41.9%	$29,178	43.0%	$(568)	-1.9%
Sales of food and merchandise	8,560	12.5%	8,943	13.2%	(383)	-4.3%
Service revenues	27,645	40.5%	25,846	38.1%	1,799	7.0%
Other	3,442	5.0%	3,904	5.8%	(462)	-11.8%
Total revenues	68,257	100.0%	67,871	100.0%	386	0.6%
Operating expenses
Cost of goods sold	9,849	14.4%	10,411	15.3%	(562)	-5.4%
Salaries and wages	19,369	28.4%	18,614	27.4%	755	4.1%
Selling, general and administrative	21,802	31.9%	21,461	31.6%	341	1.6%
Depreciation and amortization	3,226	4.7%	3,643	5.4%	(417)	-11.4%
Other charges, net	191	0.3%	475	0.7%	(284)	-59.8%
Total operating expenses	54,437	79.8%	54,604	80.5%	(167)	-0.3%
Income from operations	13,820	20.2%	13,267	19.5%	553	4.2%
Other income (expenses)
Interest expense	(3,927)	-5.8%	(3,880)	-5.7%	(47)	1.2%
Interest income	126	0.2%	5	0.0%	121	2420.0%
Income before income taxes	10,019	14.7%	9,392	13.8%	627	6.7%
Income taxes	3,358	4.9%	1,660	2.4%	1,698	102.3%
Net income	$6,661	9.8%	$7,732	11.4%	$(1,071)	-13.9%

Revenues

Consolidated revenues for the six months ended March 31, 2017 increased by $386,000, or 0.6%, compared to the comparable period last year due primarily to a 3.2% increase in same-store sales (contributing a 2.9% increase in total revenues), 1.7% increase from new units, 3.3% decrease in closed units, and 0.8% decrease in other revenues. Nightclub same-store sales increased by 2.7% due to strong performances from units in Minneapolis with the return of the Vikings to their new downtown stadium, and from clubs in New York City and parts of Texas. Units that were reformatted or moved also did well. Bombshells same-store sales increased by 6.2% from the four remaining Bombshells locations.

Segment contribution to total revenues for the six-month period was as follows (in thousands):

	For the Six Months
	Ended March 31,
	2017	2016
Nightclubs	$59,249	$57,514
Bombshells	8,670	9,008
Other	338	1,349
	$68,257	$67,871

Revenues for the six months ended March 31, 2016 included revenues from Drink Robust. During the quarter ended September 30, 2016, we sold 31% of Drink Robust, retaining a 20% investment. Because we have no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of the sale.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 79.8% from 80.5% from year-ago. Contributors to the net decrease in operating expenses are explained below.

Cost of goods sold decreased by 5.4% primarily due to lower unit count. As a percent of total revenues, cost of goods sold decreased to 14.4% from 15.3% mainly due to the increase in revenue mix of higher margin service revenue.

Salaries and wages increased by 4.1% mainly due to additional corporate headcount to support franchising and our return to a growth model, and a shift to employee status of certain entertainers, offset partially by a decrease in stock-based compensation. As a percent of total revenues, salaries and wages increased to 28.4% from 27.4% primarily due to additional corporate headcount to prepare for future growth and the shift to employee status of certain entertainers.

Selling, general and administrative expenses increased by 1.6% primarily due to increases in advertising and marketing, and professional fees, partially offset by decreases in rent, supplies and utilities expenses. As a percent of total revenues, selling, general and administrative expenses increased to 31.9% from 31.6% mainly due to increases in advertising and marketing and professional fees, partially offset by a decrease in rent.

Depreciation and amortization decreased by 11.4% due to the decrease in intangible assets subject to amortization caused by the divestiture of Drink Robust and the lower fixed asset depreciable base from closed units.

Other charges, net decreased by $284,000 due to lower lawsuit settlement costs and the gain in patron tax settlement in the current year, offset partially by a higher loss in asset disposal in the current year.

Income from Operations

For the six months ended March 31, 2017 and 2016, our operating margin was 20.2% and 19.5%, respectively. The main drivers for the increase in operating margin are increase in higher margin service revenue and sales leverage from fixed costs, partially offset by increase in salaries due to additional corporate headcount in the current year to prepare for future growth.

Segment contribution to income from operations for the six-month period is presented in the table below (in thousands):

	For the Six Months
	Ended March 31,
	2017	2016
Nightclubs	$19,714	$18,195
Bombshells	1,439	1,245
Other	(563)	(1,504)
General corporate	(6,770)	(4,669)
	$13,820	$13,267

Operating margin for the Nightclubs segment was 33.3% and 31.6% for the six months ended March 31, 2017 and 2016, respectively, while operating margin for Bombshells was 16.6% and 13.8%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher margin service revenue and margin improvement caused by two sold and three re-concepted clubs. The increase in Bombshells operating margin was primarily caused by the closing of the underperforming unit in Webster, Texas. Excluding the impact of settlement of lawsuits, gain on settlement of patron tax and loss on sale of assets, Nightclubs non-GAAP operating margin would have been 33.4% and 32.7% for the six months ended March 31, 2017 and 2016, respectively. Excluding the impact of loss on disposal of assets, Bombshells non-GAAP operating margin would have been 16.8% and 13.8% for the six months ended March 31, 2017 and 2016, respectively.

Non-Operating Items

Interest expense increased by $47,000 due mainly from debt prepayment penalty, offset partially by lower regular interest due to lower average debt balance. Interest income increased by $121,000 due to higher average cash balance and new notes receivable.

Income Tax Expense

Income tax expense increased by $1.7 million primarily due to lower FICA tax credit in the current year versus last year. The effective income tax rate for the six months ended March 31, 2017 and 2016 was 33.5% and 17.7%, respectively, which was also mainly caused by the decrease in FICA tax credit. Beginning in the quarter ended December 31, 2016, the Company began utilizing the effective rate method to calculate income taxes during interim periods instead of the full deferred calculation method.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain non-GAAP financial measures, within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the Company and helps management and investors gauge our ability to generate cash flow, excluding (or including) items that management believes are not representative of the ongoing business operations of the Company, but are included (or excluded) in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gains or losses on sale of assets, stock-based compensation, gain on patron tax settlement, and settlement of lawsuits and other one-time costs. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax expense, gains or losses on sale of assets, stock-based compensation, gain on patron tax settlement, and settlement of lawsuits and other one-time costs, and include the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 33% and 35% year-to-date effective tax rate of the pre-tax non-GAAP income before taxes for the three and six months ended March 31, 2017 and 2016, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax expense, interest expense, interest income, gains or losses on sale of assets, gain on patron tax settlement, and settlement of lawsuits and other one-time costs because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2017 and 2016 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$3,759	$5,505	$6,657	$8,057
Income tax expense	1,908	293	3,358	1,660
Interest expense and income	1,823	1,964	3,801	3,875
Settlement of lawsuits and other one-time costs	8	62	81	602
Gain on settlement of patron tax	(102)	-	(102)	-
Loss (gain) on sale of assets	223	(127)	212	(127)
Depreciation and amortization	1,608	1,826	3,226	3,643
Adjusted EBITDA	$9,227	$9,523	$17,233	$17,710

Reconciliation of GAAP net income to
non-GAAP net income
Net income attributable to RCIHH common shareholders	$3,759	$5,505	$6,657	$8,057
Amortization of intangibles	40	197	86	399
Stock-based compensation	-	120	-	240
Settlement of lawsuits and other one-time costs	8	62	81	602
Gain on settlement of patron tax	(102)	-	(102)	-
Income tax expense	1,908	293	3,358	1,660
Loss (gain) on sale of assets	223	(127)	212	(127)
Non-GAAP provision for income taxes
Current	(1,946)	(1,129)	(3,401)	(2,011)
Deferred	20	(991)	5	(1,740)
Non-GAAP net income	$3,910	$3,930	$6,896	$7,080

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Fully diluted shares	9,721	10,215	9,768	10,356
Diluted EPS attributable to RCIHH common shareholders	$0.39	$0.54	$0.68	$0.79
Amortization of intangibles	0.00	0.02	0.01	0.04
Stock-based compensation	-	0.01	-	0.02
Settlement of lawsuits and other one-time costs	0.00	0.01	0.01	0.06
Gain on settlement of patron tax	(0.01)	-	(0.01)	-
Income tax expense	0.20	0.03	0.34	0.16
Loss (gain) on sale of assets	0.02	(0.01)	0.02	(0.01)
Non-GAAP provision for income taxes
Current	(0.20)	(0.11)	(0.35)	(0.19)
Deferred	0.00	(0.10)	0.00	(0.17)
Non-GAAP diluted EPS	$0.41	$0.39	$0.70	$0.70

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$7,487	$7,550	$13,820	$13,267
Amortization of intangibles	40	197	86	399
Stock-based compensation	-	120	-	240
Settlement of lawsuits and other one-time costs	8	62	81	602
Gain on settlement of patron tax	(102)	-	(102)	-
Loss (gain) on sale of assets	223	(127)	212	(127)
Non-GAAP operating income	$7,656	$7,802	$14,097	$14,381

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	21.7%	22.0%	20.2%	19.5%
Amortization of intangibles	0.1%	0.6%	0.1%	0.6%
Stock-based compensation	0.0%	0.3%	0.0%	0.4%
Settlement of lawsuits and other one-time costs	0.0%	0.2%	0.1%	0.9%
Gain on settlement of patron tax	-0.3%	0.0%	-0.1%	0.0%
Loss (gain) on sale of assets	0.6%	-0.4%	0.3%	-0.2%
Non-GAAP operating margin	22.2%	22.7%	20.7%	21.2%

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

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents were $13.2 million compared to $11.3 million at September 30, 2016. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2017, we had negative working capital of $3.8 million compared to negative working capital of $2.7 million as of September 30, 2016, excluding assets held for sale amounting to $5.5 million and $7.7 million, respectively. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities was $11.0 million during the six months ended March 31, 2017 compared to $11.1 million during the six months ended March 31, 2016. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the remainder of fiscal 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

We prefer not to raise capital through the issuance of common stock. Instead, we use debt financing, which may include convertible debt, to lower our overall cost of capital and increase our return on shareholders' equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized cash flows from operations to invest in property and equipment and adult nightclubs.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months Ended March 31,
	2017	2016
Operating activities	$11,030	$11,112
Investing activities	(3,578)	(12,933)
Financing activities	(5,580)	2,856
Net increase in cash and cash equivalents	$1,872	$1,035

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months Ended March 31,
	2017	2016
Net income	$6,661	$7,732
Depreciation and amortization	3,226	3,643
Deferred taxes	-	786
Stock-based compensation expense	-	240
Change in operating assets and liabilities	618	(731)
Other	525	(558)
Net cash provided by operating activities	$11,030	$11,112

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2017	2016
Additions to property and equipment	$(5,680)	$(13,561)
Proceeds from sale of property	2,047	-
Proceeds from sale of marketable securities	-	628
Proceeds from notes receivable	55	-
Net cash used in investing activities	$(3,578)	$(12,933)

Following is a breakdown of our additions to property and equipment for the six months ended March 31, 2017 and 2016 (in thousands):

	For the Six Months Ended March 31,
	2017	2016
Acquisition of real estate	$-	$12,505
New facilities capital expenditures	4,629	220
Maintenance capital expenditures	1,051	836
Total capital expenditures	$5,680	$13,561

The capital expenditures during the six months ended March 31, 2017 are composed primarily of construction and development costs for three new locations and our new corporate office, while the capital expenditures during the six months ended March 31, 2016 are composed primarily of development costs of one new location and our new corporate office.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Six Months Ended March 31,
	2017	2016
Proceeds from long-term debt	$2,564	$15,517
Payments on long-term debt	(6,179)	(7,553)
Purchase of treasury stock	(1,099)	(4,704)
Payment of loan origination costs	(99)	-
Payment of dividends	(584)	(296)
Debt prepayment penalty	(75)	-
Distribution to noncontrolling interests	(108)	(108)
Net cash provided by (used in) financing activities	$(5,580)	$2,856

During the six months ended March 31, 2017, we purchased and retired 89,685 shares of the Company’s common stock at an average price of $12.25 per share, while during the six months ended March 31, 2016, we purchased and retired 500,902 shares of the Company’s common stock at an average price of $9.39 per share. We started paying $0.03 per share quarterly dividend during the second quarter of fiscal 2016.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity.

Management also uses non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Six Months
	Ended March 31,
	2017	2016
Net cash provided by operating activities	$11,030	$11,112
Less: Maintenance capital expenditures	1,051	836
Free cash flow	$9,979	$10,276

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

The following table presents a summary of such indicators for the six months ended March 31:

		Increase		Increase
	2017	(Decrease)	2016	(Decrease)	2015
Sales of alcoholic beverages	$28,610	-1.9%	$29,178	3.0%	$28,315
Sales of food and merchandise	8,560	-4.3%	8,943	-7.5%	9,671
Service revenues	27,645	7.0%	25,846	-5.6%	27,375
Other	3,442	-11.8%	3,904	1.9%	3,832
Total revenues	68,257	0.6%	67,871	-1.9%	69,193
Net cash provided by operating activities	$11,030	-0.7%	$11,112	-15.3%	$13,119
Adjusted EBITDA	$17,233	-2.7%	$17,710	-8.3%	$19,307
Long-term debt (at period end)	$102,300	0.6%	$101,713	42.6%	$71,347

* See definition of Adjusted EBITDA above under Results of Operations.

Share Repurchase

During the six months ended March 31, 2017, we bought back 89,685 shares in the open market or through privately negotiated transactions at prices ranging from $11.24 to $13.87. During the six months ended March 31, 2016, we bought back 500,902 shares in the open market or through privately negotiated transactions at prices ranging from $8.00 to $9.85. As of March 31, 2017, we have $3.1 million authorized to purchase additional shares.

Other Liquidity and Capital Resources

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

Growth Strategy

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy involves the following: (a) to franchise our Bombshells brand, (b) to open new clubs after market analysis, (c) to acquire existing clubs in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed, (d) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise, (e) to develop new club concepts that are consistent with our management and marketing skills, (f) to develop and open our restaurant concepts as our capital and manpower allow, and/or (g) to control the real estate in connection with club operations, although some clubs may be in leased premises.

We currently have three Bombshells restaurants in development with two expected to open in the second half of fiscal 2017 and the third in January 2018. In the third quarter of fiscal 2017, we opened a second Studio 80 in Houston, Texas and a re-concepted club in Dallas.

Subsequent to the end of the second quarter 2017, on April 26, 2017, subsidiaries of the Company acquired the assets of the Hollywood Showclub in the Greater St. Louis area, as well as the club’s building and land, adjacent land, and a nearby building and land that can be used for another gentlemen’s club. The total purchase price for all the acquired assets and real properties was $4.2 million, paid in cash at closing. The Company plans to apply for mortgage financing for the acquired properties. Also, on May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for total consideration of $25.952 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.552 million through a 12-year amortizing 8% note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of March 31, 2017 that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the six months ended March 31, 2017, we purchased 89,685 shares of common stock in the open market and private transactions at prices ranging from $11.24 to $13.87. As of March 31, 2017, we have $3.1 million remaining to purchase additional shares.

We did not repurchase shares of the Company’s common stock during the three months ended March 31, 2017.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws. (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 27, 2015.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on September 19, 2014.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on August 5, 2016.) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 9, 2017	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 9, 2017	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

