Form 10-Q
period 2017-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2017-08-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ] No [X]

As of July 31, 2017, 9,718,711 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,817	$11,327
Accounts receivables, net	2,312	4,365
Inventories	2,264	2,019
Prepaid expenses and other current assets	2,217	4,005
Assets held for sale	10,029	7,671
Total current assets	27,639	29,387
Property and equipment, net	145,581	141,268
Notes receivable	5,022	4,800
Goodwill	45,169	45,921
Intangibles, net	76,961	52,924
Other assets	2,294	2,188
Total assets	$302,666	$276,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,825	$1,701
Accrued liabilities	10,835	12,806
Current portion of long-term debt	16,237	9,950
Total current liabilities	28,897	24,457
Deferred tax liability	25,470	25,470
Long-term debt, net of loan costs and current portion	109,031	95,936
Other long-term liabilities	665	483
Total liabilities	164,063	146,346

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,808 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	97	97
Additional paid-in capital	63,453	64,552
Retained earnings	72,530	62,909
Total RCIHH stockholders’ equity	136,080	127,558
Noncontrolling interests	2,523	2,584
Total stockholders’ equity	138,603	130,142
Total liabilities and stockholders’ equity	$302,666	$276,488

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues
Sales of alcoholic beverages	$15,475	$14,333	$44,085	$43,511
Sales of food and merchandise	4,641	4,614	13,201	13,557
Service revenues	15,350	12,780	42,995	38,626
Other	1,963	2,225	5,405	6,129
Total revenues	37,429	33,952	105,686	101,823
Operating expenses
Cost of goods sold	5,269	5,281	15,118	15,692
Salaries and wages	9,902	9,499	29,271	28,113
Selling, general and administrative	11,767	10,589	33,569	32,050
Depreciation and amortization	1,710	1,825	4,936	5,468
Other charges, net	898	101	1,089	576
Total operating expenses	29,546	27,295	83,983	81,899
Income from operations	7,883	6,657	21,703	19,924
Other income (expenses)
Interest expense	(2,205)	(2,040)	(6,132)	(5,920)
Interest income	61	1	187	6
Income before income taxes	5,739	4,618	15,758	14,010
Income taxes	1,889	1,986	5,247	3,646
Net income	3,850	2,632	10,511	10,364
Net loss (income) attributable to noncontrolling interests	(9)	21	(13)	346
Net income attributable to RCIHH common shareholders	$3,841	$2,653	$10,498	$10,710

Earnings per share attributable to RCIHH common shareholders
Basic	$0.40	$0.27	$1.08	$1.06
Diluted	$0.40	$0.27	$1.08	$1.06
Weighted average number of common shares outstanding
Basic	9,719	9,906	9,735	10,071
Diluted	9,719	10,047	9,751	10,211

Dividends per share	$0.03	$0.03	$0.09	$0.06

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income	$3,850	$2,632	$10,511	$10,364
Amounts reclassified from accumulated other comprehensive income	-	-	-	(109)
Comprehensive income	3,850	2,632	10,511	10,255
Comprehensive loss (income) attributable to noncontrolling interests	(9)	21	(13)	346
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$3,841	$2,653	$10,498	$10,601

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,511	$10,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,936	5,468
Deferred taxes	-	1,174
Impairment of assets	1,411	-
Amortization of debt issuance costs, note discount and beneficial conversion	178	23
Deferred rent	182	(427)
Gain on sale of marketable securities	-	(165)
Stock-based compensation expense	-	360
Net gain on sale of property and other	(838)	-
Debt prepayment penalty	75	-
Changes in operating assets and liabilities:
Accounts receivable	1,753	192
Inventories	(134)	(291)
Prepaid expenses and other assets	1,682	2,402
Accounts payable and accrued liabilities	(1,859)	(602)
Net cash provided by operating activities	17,897	18,498
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	2,145	-
Proceeds from sale of marketable securities	-	628
Proceeds from notes receivable	78	-
Additions to property and equipment	(9,048)	(17,576)
Acquisition of businesses, net of cash acquired	(9,527)	-
Net cash used in investing activities	(16,352)	(16,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	11,120	17,152
Payments on long-term debt	(10,839)	(9,726)
Purchase of treasury stock	(1,099)	(5,781)
Payment of dividends	(877)	(591)
Payment of loan origination costs	(123)	-
Debt prepayment penalty	(75)	-
Distribution to noncontrolling interests	(162)	(162)
Net cash provided by (used in) financing activities	(2,055)	892
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(510)	2,442
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,327	8,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,817	$10,462

CASH PAID DURING PERIOD FOR:
Interest	$5,778	$5,740
Income taxes (net of refund of $1,017 and $0, respectively)	$2,170	$289

See accompanying notes to condensed consolidated financial statements.

Non-cash and other supplemental disclosures:

During the nine months ended June 30, 2017, the Company acquired a club location for a total consideration of $26.0 million including $20.6 million in seller financing, resulting in a cash payment of $5.4 million at closing.

During the nine months ended June 30, 2017, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the nine months ended June 30, 2017, the Company sold a property for $1.5 million in exchange for a $1.5 million note payable reduction.

During the nine months ended June 30, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

During the nine months ended June 30, 2016, the Company converted debt principal and interest valued at $262,500 into 25,610 common shares.

During the nine months ended June 30, 2016, the Company purchased and retired 606,995 common shares at a cost of $5.8 million.

During the nine months ended June 30, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 13, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by GAAP.

2. Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company is currently assessing the impact of the guidance on all of its revenues streams, particularly relating to gift card breakage, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. The Company is still evaluating which transition method it is going to use upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The Company has adopted this guidance as of October 1, 2016, and its adoption had no impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. We do not expect ASU 2016-02 to have a material impact on our consolidated statements of income though we expect a shift in the classification of expenses, the materiality of which we are currently evaluating.

In March 2016, the FASB issued amended guidance ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations, and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. As of June 30, 2017, we do not have any stock-based compensation awards outstanding. The Company has early adopted ASU 2016-09 as of October 1, 2016.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU intends to reduce diversity in practice on how the following cash activities are presented in the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent considerations payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate and bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. We early adopted this guidance as of October 1, 2016 in relation to debt prepayment penalty. There were no prior period transactions that need to be adjusted.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments of this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The current disclosure requirements in Topic 718 are not changed. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. As of June 30, 2017, we do not have any stock-based compensation awards outstanding. We will adopt ASU 2017-09 when the Company modifies any stock-based compensation awards in the future.

3. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

4. Acquisitions and Dispositions

Acquisitions

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

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$3,200
Furniture and equipment	141
Noncompete	200
Other assets	77
Goodwill	656
Accrued liability	(75)
Net assets acquired	$4,199

Management believes that the recorded goodwill represents the Company’s expansion into the Greater St. Louis area. Goodwill will not be amortized, but will be tested at least annually for impairment. The goodwill balance of $656,000, which was recognized in the Nightclubs segment, will be deductible for tax purposes.

On May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for total consideration of $26.0 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.6 million through a 12-year amortizing 8% note. See Note 7.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Furniture and equipment	$633
Leasehold improvement	1,222
Definite-lived intangibles	500
SOB license	23,488
Inventory	109
Net assets acquired	$25,952

For the two preceding acquisitions, the Company has not finalized its valuation analysis and calculations in sufficient detail necessary to arrive at the fair value of assets acquired from the previous owners, along with the determination of any goodwill or gain on the transactions. Since the initial accounting has not been completed for the acquisitions, the Company has not yet allocated any amount to goodwill for the Scarlett’s acquisition.

The Company’s pro forma results of operations for the acquisitions have not been presented because the effect of the acquisitions was not material to our consolidated financial statements. Since the acquisition dates, the two acquisitions generated combined revenues of $2.2 million that are included in the Company’s consolidated statements of income for the three and nine months ended June 30, 2017.

Dispositions

On January 13, 2017, we closed the sale on one of our non-income producing properties, included in assets held for sale on our condensed consolidated balance sheet as of September 30, 2016, for $2.2 million in cash, recognizing approximately $116,000 loss on the sale. Proceeds were used to pay off the remaining $1.5 million of a related 11% balloon note, which was due in 2018. The Company paid a $75,000 prepayment penalty to pay off the debt.

On June 6, 2017, the Company closed on the sale of another non-income producing property, included in assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2016, for $1.5 million, recognizing approximately $0.9 million gain on the sale. The buyer owned one of the Company’s note payable, hence, the Company exchanged the property for a $1.5 million reduction in its note payable.

5. Assets Held for Sale

During the fourth quarter of fiscal 2016, the Company had decided to offer six real estate properties for sale. The aggregate estimated fair value of the properties less cost to sell as of September 30, 2016 was approximately $7.7 million, which is primarily comprised of land and buildings, and reclassified to assets held for sale in the Company’s consolidated balance sheet.

During the quarter ended March 31, 2017, the Company sold one of the properties held for sale for $2.2 million, recognizing a $116,000 loss. During the quarter ended June 30, 2017, the Company sold another property held for sale for $1.5 million, recognizing a $0.9 million gain. The gain or loss on the sale of these properties is included in other charges, net in our consolidated statements of income. See Note 4.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the end of the quarter ended June 30, 2017, Company management decided to close an underperforming club in Dallas. The Company wrote off the balance of goodwill for that location and recorded an impairment charge amounting to $1.4 million, which is included in other charges, net in our consolidated statements of income for the three and nine months ended June 30, 2017. The Company also recorded in assets held for sale the carrying value of the property for sale consisting principally of land and building amounting to $5.2 million, which is lower than appraised value. The Company expects the property to be sold within 12 months.

The assets held for sale do not have liabilities associated with them that need to be directly settled from the proceeds in the event of a transaction.

6. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	June 30, 2017	September 30, 2016
Payroll and related costs	$1,655	$1,506
Lawsuit settlement – legal fees	1,871	2,704
Income taxes	1,036	-
Insurance	447	2,303
Sales and liquor taxes	910	889
Patron tax	808	1,559
Unearned revenues	760	256
Property taxes	784	1,017
Other	2,564	2,572
	$10,835	$12,806

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Taxes and permits	$1,888	$1,943	$6,017	$6,122
Advertising and marketing	1,708	1,407	4,720	3,937
Supplies and services	1,245	1,218	3,533	3,635
Insurance	991	895	2,878	2,676
Rent	859	725	2,299	2,532
Legal	744	774	2,156	2,171
Utilities	695	692	2,021	2,096
Charge card fees	840	618	2,027	1,788
Accounting and professional fees	545	238	1,602	928
Repairs and maintenance	546	523	1,545	1,546
Security	557	535	1,610	1,553
Other	1,149	1,021	3,161	3,066
	$11,767	$10,589	$33,569	$32,050

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	September 30, 2016
Notes payable at 10%-11%, mature August 2022 and December 2024	$2,437	$2,662
Note payable at 7%, matures December 2019	105	133
Notes payable at 5.5%, mature January 2023	1,178	1,238
Notes payable at 5.5%, mature January 2023 and January 2022	4,601	4,864
Note payable refinanced at 6.25%, matures July 2018	1,147	1,227
Note payable at 6.3%, matures June 2030, collateralized by aircraft	-	422
Note payable at 9.5%, matures August 2024	9,017	10,642
Notes payable at 9.5%, mature September 2024	5,083	7,040
6% convertible debentures, mature March 2023	-	406
Notes payable at 13%, mature October 2016 and 2017	-	4,000
Notes payable at 5%-7%, mature from 2018 to 2028	1,727	1,867
Note payable at 11%, matures June 2018	-	1,500
9% convertible debentures, mature October 2016	-	452
7.45% note payable collateralized by aircraft, matures 2019	2,810	3,013
Notes payable at 12%, mature December 2017 and September 2018	-	4,000
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%	5,488	6,201
Note payable at 6.5%, matures January 2020	4,519	4,621
Note payable at 6%, matures January 2019	595	857
Notes payable at 5.5%, mature May 2020	5,364	5,493
Note payable at 6%, matures May 2020	1,126	1,386
Note payable at 5.3%, matures December 2024	1,792	1,842
Note payable at 5.45%, matures July 2020	10,702	10,962
Note payable at the greater of 2% above prime or 5% (5.5% at September 30, 2016), matures October 2025	4,334	4,430
Note payable at 5%, matures January 2026	9,724	9,882
Note payable at 5.25%, matures March 2037	4,684	4,442
Note payable at 5%, matures July 2017	-	2,157
Note payable at 5%, matures February 2018	1,894	1,894
Note payable at 5.95%, matures August 2021	8,438	8,945
Note payable at 12%, matures October 2021	9,736	-
Note payable at 9.58%, matures March 2022	366	-
Note payable at 4.99%, matures April 2037, collateralized by aircraft	948	-
Notes payable at 12%, mature June 2020	5,440	-
Note payable at 5%, matures November 2017	5,000	-
Note payable at 8%, matures May 2029	15,487	-
Note payable at 5%, matures May 2037	2,163	-
Total debt	125,905	106,578
Less unamortized debt issuance costs	(637)	(692)
Less current portion	(16,237)	(9,950)
Total long-term debt, net	$109,031	$95,936

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 13, 2017, the Company entered into a promissory note with a bank, which provides for a $1.0 million revolving line of credit maturing on March 13, 2018. The interest rate under this revolving line of credit is at 6.5% per annum payable every 13th of each month starting April 13, 2017 for all outstanding borrowings. In an event of a default, as defined in the agreement, the interest rate shall be increased to 17% per annum. As of June 30, 2017, the Company had available borrowing capacity of $1.0 million under the revolving line of credit.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. See Note 14.

On May 4, 2017, the Company entered into a construction loan agreement with a bank for the construction of the Company’s Bombshells Pearland location. The maximum availability of the 5% promissory note is $4.8 million with advances based on the progress of construction. On June 4, 2017, an initial advance of $2.2 million was used to pay off a previous interest-only note for the same construction project. The new loan is payable interest-only until after one year from the date of the initial advance when the construction loan, including all advances as its principal, converts to an amortizing 20-year note with scheduled monthly payments to be determined on the date of conversion. The Company paid loan costs amounting to $24,000, which will be amortized for the term of the note.

On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 4), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest.

As of June 30, 2017, the Company is in compliance with all its debt covenants.

Future maturities of long-term debt consist of the following (in thousands) as of June 30, 2017:

	Regular	Balloon	Total
12-Month Period Ending	Amortization	Payments	Payments
June 30, 2018	$14,343	$1,894	$16,237
June 30, 2019	7,817	3,404	11,221
June 30, 2020	8,729	15,238	23,967
June 30, 2021	8,626	9,572	18,198
June 30, 2022	5,298	22,226	27,524
Thereafter	21,759	6,999	28,758
	$66,572	$59,333	$125,905

8. Stockholders’ Equity

During the nine months ended June 30, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million. The Company also paid a $0.09 per share cash dividend totaling approximately $877,000.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended June 30, 2016, the Company purchased and retired 606,995 common shares at a cost of $5.8 million. The Company also paid a $0.06 per share cash dividend totaling approximately $591,000.

During the nine months ended June 30, 2016, the Company converted debt principal and interest valued at $262,500 into 25,610 common shares.

During the nine months ended June 30, 2016, a related party creditor converted $750,000 of debt to 75,000 shares of the Company’s common stock.

9. Earnings Per Share

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

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Numerator -
Net income attributable to RCIHH common shareholders - basic	$3,841	$2,653	$10,498	$10,710
Adjustment to net income from assumed conversion of debentures(2)	-	33	5	100
Adjusted net income attributable to RCIHH common shareholders - diluted	$3,841	$2,686	$10,503	$10,810
Denominator(1)(3) -
Weighted average number of common shares outstanding - basic	9,719	9,906	9,735	10,071
Effect of potentially dilutive restricted stock, warrants and options	-	1	-	-
Effect of potentially dilutive convertible debentures(2)	-	140	16	140
Adjusted weighted average number of common shares outstanding - diluted	9,719	10,047	9,751	10,211

Basic earnings per share	$0.40	$0.27	$1.08	$1.06
Diluted earnings per share	$0.40	$0.27	$1.08	$1.06

(1) All outstanding restricted stock, warrants and options were considered for the EPS computation. Potentially dilutive options and warrants of 121,180 for the three and nine months ended June 30, 2016 have been excluded from earnings per share due to their being anti-dilutive. No restricted stock or options were outstanding during the three and nine months ended June 30, 2017.

(2) Convertible debentures (principal and accrued interest) outstanding at the beginning of the three months ended June 30, 2017 and 2016 totaling $0 and $1.6 million, respectively, and at the beginning of the nine months ended June 30, 2017 and 2016 totaling $859,000 and $3.8 million, respectively, were convertible into common stock at a price of $10.25 and $12.50 per share in fiscal 2017, and $10.00, $10.25 and $12.50 per share in fiscal 2016. The last of the Company’s convertible notes had been fully paid in March 2017.

(3) As of June 30, 2017, the Company has no outstanding restricted stock, stock options, warrants or convertible debt.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

Income tax expense was $1.9 million and $5.2 million for the three and nine months ended June 30, 2017, respectively, compared with $2.0 million and $3.6 million for the three and nine months ended June 30, 2016, respectively. The effective income tax rate for the nine months ended June 30, 2017 was 33.3% compared with 26.0% for the comparable period in the prior year. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tax credit.

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

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of June 30, 2017 and September 30, 2016, the liability for uncertain tax positions totaled approximately $437,000 and $1.0 million, respectively, which is included in current liabilities on our condensed consolidated balance sheets, and is open to further evaluation. During the three and nine months ended June 30, 2017, the Company settled a city tax audit for approximately $0 and $0.6 million, respectively, the amount previously recorded as an uncertain tax position. This settlement did not have an impact on the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

11. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $859,000 and $725,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $2.3 million and $2.5 million for the nine months ended June 30, 2017 and 2016, respectively. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as other long-term liabilities in the consolidated balance sheets.

In relation to the acquisition of Scarlett’s in Pembroke Park, Florida (see Note 4), a subsidiary of the Company assumed the lease for the club building, and entered into a new lease for certain office space, a billboard and parking lot from an affiliate of the former owners. The remaining term of both leases expires in October 2035. Aggregate monthly rent of the leases amounts to $78,000, subject to lease escalation.

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

The Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement, which was included as settlement of lawsuits and other one-time costs in the consolidated statement of income. Of this amount, $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of June 30, 2017 and September 30, 2016, the Company has a total amount of $1.9 million and $2.7 million, respectively, recorded in accrued liabilities on the Company’s consolidated balance sheets for future payments to the lawyers.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General

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

Settlements of lawsuits for the three and nine months ended June 30, 2017 totaled $222,000 and $303,000, respectively, while settlements of lawsuits for the three and nine months ended June 30, 2016 totaled $139,000 and $741,000, respectively. As of June 30, 2017 and September 30, 2016, the Company has accrued $1.9 million and $2.7 million in accrued liabilities, respectively, related to settlement of lawsuits all of which pertain to the New York Settlement discussed above.

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with contracts, employment and other matters. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgement is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosure related to such a matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial to our financial statements as a whole, or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

12. Segment Information

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues
Nightclubs	$32,575	$28,336	$91,824	$86,272
Bombshells	4,611	5,005	13,281	14,013
Other	243	611	581	1,538
	$37,429	$33,952	$105,686	$101,823

Income (loss) from operations
Nightclubs	$10,579	$9,172	$30,293	$27,844
Bombshells	692	905	2,131	2,150
Other	(130)	(650)	(693)	(2,154)
General corporate	(3,258)	(2,770)	(10,028)	(7,916)
	$7,883	$6,657	$21,703	$19,924

Depreciation and amortization
Nightclubs	$1,344	$1,274	$3,811	$3,836
Bombshells	202	237	643	700
Other	5	171	14	513
General corporate	159	143	468	419
	$1,710	$1,825	$4,936	$5,468

Capital expenditures
Nightclubs	$1,199	$110	$3,618	$12,616
Bombshells	1,164	119	3,882	263
Other	-	4	11	6
General corporate	1,005	3,782	1,537	4,691
	$3,368	$4,015	$9,048	$17,576

	June 30, 2017	September 30, 2016
Total assets
Nightclubs	$275,252	$244,464
Bombshells	10,940	8,673
Other	1,113	896
General corporate	15,361	22,455
	$302,666	$276,488

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of income.

Our consolidated financial statements include noncontrolling interests related principally to the Company’s ownership of 51% of an entity which owns the real estate for the Company’s nightclub in Philadelphia.

14. Related Party Transaction

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors (“Investors”), which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. See Note 7. The notes were issued to several creditors, which include a Company employee with a share of $200,000. The terms of the employee note are uniform with all the other Investors’ terms.

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees.

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

Through our subsidiaries, as of June 30, 2017, we operated a total of 44 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

On April 26, 2017, subsidiaries of the Company acquired the assets of the Hollywood Showclub in the Greater St. Louis area, as well as the club’s building and land, adjacent land, and a nearby building and land that can be used for another gentlemen’s club. The total purchase price for all the acquired assets and real properties was $4.2 million, paid in cash at closing.

On May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for total consideration of $26.0 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.6 million through a 12-year amortizing 8% note.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

During the three and nine months ended June 30, 2017, there were no significant changes in our accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	June 30, 2017		June 30, 2016		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$15,475	41.3%	$14,333	42.2%	$1,142	8.0%
Sales of food and merchandise	4,641	12.4%	4,614	13.6%	27	0.6%
Service revenues	15,350	41.0%	12,780	37.6%	2,570	20.1%
Other	1,963	5.2%	2,225	6.6%	(262)	-11.8%
Total revenues	37,429	100.0%	33,952	100.0%	3,477	10.2%
Operating expenses
Cost of goods sold	5,269	14.1%	5,281	15.6%	(12)	-0.2%
Salaries and wages	9,902	26.5%	9,499	28.0%	403	4.2%
Selling, general and administrative	11,767	31.4%	10,589	31.2%	1,178	11.1%
Depreciation and amortization	1,710	4.6%	1,825	5.4%	(115)	-6.3%
Other charges, net	898	2.4%	101	0.3%	797	*
Total operating expenses	29,546	78.9%	27,295	80.4%	2,251	8.2%
Income from operations	7,883	21.1%	6,657	19.6%	1,226	18.4%
Other income (expenses)
Interest expense	(2,205)	-5.9%	(2,040)	-6.0%	(165)	8.1%
Interest income	61	0.2%	1	0.0%	60	*
Income before income taxes	5,739	15.3%	4,618	13.6%	1,121	24.3%
Income taxes	1,889	5.0%	1,986	5.8%	(97)	-4.9%
Net income	$3,850	10.3%	$2,632	7.8%	$1,218	46.3%

* Not meaningful.

Revenues

Consolidated revenues for the three months ended June 30, 2017 increased by $3.5 million, or 10.2%, compared to the comparable period last year due primarily to a 6.8% increase in same-store sales (contributing a 6.3% increase in total revenues), 10.3% increase from new units, 5.2% decrease in closed units, and 1.1% decrease in other revenues.

Segment contribution to total revenues for the quarter was as follows (in thousands):

	For the Three Months
	Ended June 30,
	2017	2016
Nightclubs	$32,575	$28,336
Bombshells	4,611	5,005
Other	243	611
	$37,429	$33,952

Nightclub revenues increased by $4.2 million, or 15.0%, primarily due to $3.5 million from new locations, $2.1 million from comparable units, and partially offset by $1.4 million from closed units. We had 40 clubs in the current quarter compared to 38 clubs during the comparable period last year.

Bombshells revenues decreased by $397,000, or 7.9%, due to the closure of Webster in fiscal 2016.

Revenues for the quarter ended June 30, 2016 included revenues from Drink Robust of approximately $404,000. During the quarter ended September 30, 2016, we sold 31% of Drink Robust, retaining a 20% investment, or $1.2 million, which is included in other assets in the consolidated balance sheets. Because we have no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of the sale.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 78.9% from 80.4% during the comparable quarter last year. Contributors to the net decrease in the percentage of operating expenses are explained below.

Cost of goods sold decreased by 0.2% despite the higher unit count. As a percent of total revenues, cost of goods sold decreased to 14.1% from 15.6% mainly due to the increase in revenue mix of higher margin service revenue.

Salaries and wages increased by 4.2% mainly due to additional corporate headcount to support franchising and our return to a growth model, and a shift to employee status of certain entertainers. As a percent of total revenues, salaries and wages decreased to 26.5% from 28.0% primarily due to leveraging of fixed corporate salaries on higher revenues.

Selling, general and administrative expenses increased by 11.1% primarily due to higher professional fees, increase in charge card fees in relation to higher revenues, and higher marketing expenses. As a percent of total revenues, selling, general and administrative expenses was flat at 31.4% this quarter compared to 31.2% in last year’s third quarter.

Depreciation and amortization decreased by 6.3% due to the non-depreciation of assets held for sale.

Other charges, net increased by $797,000 due to the $1.4 million goodwill impairment of a unit that closed in July 2017, which is being marketed for sale, partially offset by a $697,000 gain on disposal of assets.

Income from Operations

For the three months ended June 30, 2017 and 2016, our operating margin was 21.1% and 19.6%, respectively. The main drivers for the increase in operating margin are the improvements in cost of goods sold and salaries and wages, partially offset by the goodwill impairment.

Segment contribution to income from operations for the quarter is presented in the table below (in thousands):

	For the Three Months
	Ended June 30,
	2017	2016
Nightclubs	$10,579	$9,172
Bombshells	692	905
Other	(130)	(650)
General corporate	(3,258)	(2,770)
	$7,883	$6,657

Operating margin for the Nightclubs segment was flat at 32.5% and 32.4% for the three months ended June 30, 2017 and 2016, respectively, while operating margin for Bombshells was 15.0% and 18.1%, respectively. The increase in Nightclubs operating margin includes the impact of the $1.4 million goodwill impairment during the current quarter. The decrease in Bombshells operating margin was primarily caused by smaller same-store sales increase than the comparable quarter in the prior year, and training and pre-opening expenses of Bombshells 290, which opened in July 2017. Excluding the impact of the goodwill impairment, settlement of lawsuits, and gain on disposal of assets, Nightclubs non-GAAP operating margin would have been 35.3% and 33.9% for the three months ended June 30, 2017 and 2016, respectively. Bombshells did not have non-GAAP operating margin adjustments during the three months ended June 30, 2017 and 2016.

Non-Operating Items

Interest expense increased to $2.2 million from $2.0 million due to higher average debt balance.

Income Tax Expense

Income tax expense decreased by $97,000 primarily due to lower state taxes partially offset by federal income taxes computed using the statutory rate. The effective income tax rate for the three months ended June 30, 2017 and 2016 was 32.9% and 43.0%, respectively, which was caused by lower states taxes, partially offset by lower FICA tax credit.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

The following table summarizes our results of operations for the nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended
	June 30, 2017		June 30, 2016		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$44,085	41.7%	$43,511	42.7%	$574	1.3%
Sales of food and merchandise	13,201	12.5%	13,557	13.3%	(356)	-2.6%
Service revenues	42,995	40.7%	38,626	37.9%	4,369	11.3%
Other	5,405	5.1%	6,129	6.0%	(724)	-11.8%
Total revenues	105,686	100.0%	101,823	100.0%	3,863	3.8%
Operating expenses
Cost of goods sold	15,118	14.3%	15,692	15.4%	(574)	-3.7%
Salaries and wages	29,271	27.7%	28,113	27.6%	1,158	4.1%
Selling, general and administrative	33,569	31.8%	32,050	31.5%	1,519	4.7%
Depreciation and amortization	4,936	4.7%	5,468	5.4%	(532)	-9.7%
Other charges, net	1,089	1.0%	576	0.6%	513	*
Total operating expenses	83,983	79.5%	81,899	80.4%	2,084	2.5%
Income from operations	21,703	20.5%	19,924	19.6%	1,779	8.9%
Other income (expenses)
Interest expense	(6,132)	-5.8%	(5,920)	-5.8%	(212)	3.6%
Interest income	187	0.2%	6	0.0%	181	*
Income before income taxes	15,758	14.9%	14,010	13.8%	1,748	12.5%
Income taxes	5,247	5.0%	3,646	3.6%	1,601	43.9%
Net income	$10,511	9.9%	$10,364	10.2%	$147	1.4%

* Not meaningful.

Revenues

Consolidated revenues for the nine months ended June 30, 2017 increased by $3.9 million, or 3.8%, compared to the comparable period last year due primarily to a 4.4% increase in same-store sales (contributing a 4.0% increase in total revenues), 4.6% increase from new units, 4.0% decrease in closed units, and 0.9% decrease in other revenues.

Segment contribution to total revenues for the nine-month period was as follows (in thousands):

	For the Nine Months
	Ended June 30,
	2017	2016
Nightclubs	$91,824	$86,272
Bombshells	13,281	14,013
Other	581	1,538
	$105,686	$101,823

Nightclub revenues increased by $5.6 million, or 6.4%, primarily due to $4.2 million from new locations, $3.6 million from comparable units, and partially offset by $2.3 million from closed units and other revenues combined.

Bombshells revenues decreased by $735,000, or 5.2%, primarily due to the closure of Webster in fiscal 2016 partially offset by higher same-store sales.

Revenues for the nine months ended June 30, 2016 included revenues from Drink Robust of approximately $884,000. During the quarter ended September 30, 2016, we sold 31% of Drink Robust, retaining a 20% investment, or $1.2 million, which is included in other assets in the consolidated balance sheets. Because we have no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of the sale.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 79.5% from 80.4% from year-ago. Contributors to the net decrease in the percentage of operating expenses are explained below.

Cost of goods sold decreased by 3.7% despite higher revenues for the year-to-date period. As a percent of total revenues, cost of goods sold decreased to 14.3% from 15.4% mainly due to the increase in revenue mix of higher margin service revenue.

Salaries and wages increased by 4.1% mainly due to additional corporate headcount to support franchising and our return to a growth model, and a shift to employee status of certain entertainers, offset partially by a decrease in stock-based compensation. As a percent of total revenues, salaries and wages was flat at 27.7% from 27.6% primarily due to additional corporate headcount to prepare for future growth and the shift to employee status of certain entertainers, partially offset by leveraging of fixed corporate salaries on higher revenues.

Selling, general and administrative expenses increased by 4.7% primarily due to increases in advertising and marketing, charge card fees and professional fees, partially offset by a decrease in rent expense. As a percent of total revenues, selling, general and administrative expenses increased to 31.8% from 31.5% mainly due to increases in advertising and marketing, charge card fees and professional fees, partially offset by decreases in rent expense and taxes and permits.

Depreciation and amortization decreased by 9.7% due to the non-depreciation of assets held for sale, decrease in intangible assets subject to amortization caused by the divestiture of Drink Robust and the lower fixed asset depreciable base from closed units.

Other charges, net increased by $513,000 due to the $1.4 million goodwill impairment of a unit that closed in July 2017, which is being marketed for sale, partially offset by lower lawsuit settlements and an increase in gain on disposal of assets.

Income from Operations

For the nine months ended June 30, 2017 and 2016, our operating margin was 20.5% and 19.6%, respectively. The main drivers for the increase in operating margin are the improvements in cost of goods sold and salaries and wages, partially offset by the goodwill impairment.

Segment contribution to income from operations for the nine-month period is presented in the table below (in thousands):

	For the Nine Months
	Ended June 30,
	2017	2016
Nightclubs	$30,293	$27,844
Bombshells	2,131	2,150
Other	(693)	(2,154)
General corporate	(10,028)	(7,916)
	$21,703	$19,924

Operating margin for the Nightclubs segment was 33.0% and 32.3% for the nine months ended June 30, 2017 and 2016, respectively, while operating margin for Bombshells was 16.0% and 15.3%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher margin service revenue and margin improvement caused by sold and re-concepted clubs. The increase in Bombshells operating margin was primarily caused by the closing of the underperforming unit in Webster, Texas. Excluding the impact of the goodwill impairment, settlement of lawsuits, gain on settlement of patron tax, and gain on disposal of assets, Nightclubs non-GAAP operating margin would have been 34.1% and 33.1% for the nine months ended June 30, 2017 and 2016, respectively. Excluding the impact of loss on disposal of assets, Bombshells non-GAAP operating margin would have been 16.2% and 15.3% for the nine months ended June 30, 2017 and 2016, respectively.

Non-Operating Items

Interest expense increased by $212,000 due mainly from higher average debt balance and the debt prepayment penalty. Interest income increased by $181,000 due to higher average cash balance and new notes receivable.

Income Tax Expense

Income tax expense increased by $1.6 million primarily due to lower FICA tax credit in the current year versus last year. The effective income tax rate for the nine months ended June 30, 2017 and 2016 was 33.3% and 26.0%, respectively, which was also mainly caused by the decrease in FICA tax credit, partially offset by lower state taxes.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin impairment of assets, amortization of intangibles, gains or losses on sale of assets, stock-based compensation, gain on patron tax settlement, and settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share impairment of assets, amortization of intangibles, income tax expense, gains or losses on sale of assets, stock-based compensation, gain on patron tax settlement, and settlement of lawsuits, and include the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 33% and 35% year-to-date effective tax rate of the pre-tax non-GAAP income before taxes for the three and nine months ended June 30, 2017 and 2016, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, impairment of assets, income tax expense, interest expense, interest income, gains or losses on sale of assets, gain on patron tax settlement, and settlement of lawsuits because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2017 and 2016 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$3,841	$2,653	$10,498	$10,710
Income tax expense	1,889	1,986	5,247	3,646
Interest expense and income	2,144	2,039	5,945	5,914
Settlement of lawsuits	222	139	303	741
Gain on settlement of patron tax	-	-	(102)	-
Impairment of assets	1,411	-	1,411	-
Gain on sale of assets	(735)	(38)	(523)	(165)
Depreciation and amortization	1,710	1,825	4,936	5,468
Adjusted EBITDA	$10,482	$8,604	$27,715	$26,314

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$3,841	$2,653	$10,498	$10,710
Amortization of intangibles	64	184	150	583
Stock-based compensation	-	120	-	360
Settlement of lawsuits	222	139	303	741
Gain on settlement of patron tax	-	-	(102)	-
Impairment of assets	1,411	-	1,411	-
Income tax expense	1,889	1,986	5,247	3,646
Gain on sale of assets	(735)	(38)	(523)	(165)
Non-GAAP provision for income taxes
Current	(2,209)	(1,638)	(5,605)	(3,649)
Deferred	-	(99)	-	(1,839)
Non-GAAP net income	$4,483	$3,307	$11,379	$10,387

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Fully diluted shares	9,719	10,047	9,751	10,211
Diluted EPS attributable to RCIHH common shareholders	$0.40	$0.27	$1.08	$1.06
Amortization of intangibles	0.01	0.02	0.02	0.06
Stock-based compensation	-	0.01	-	0.04
Settlement of lawsuits	0.02	0.01	0.03	0.07
Gain on settlement of patron tax	-	-	(0.01)	-
Impairment of assets	0.15	-	0.14	-
Income tax expense	0.19	0.20	0.54	0.36
Gain on sale of assets	(0.08)	(0.00)	(0.05)	(0.02)
Non-GAAP provision for income taxes
Current	(0.23)	(0.16)	(0.57)	(0.36)
Deferred	-	(0.01)	-	(0.18)
Non-GAAP diluted EPS	$0.47	$0.34	$1.17	$1.03

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$7,883	$6,657	$21,703	$19,924
Amortization of intangibles	64	184	150	583
Stock-based compensation	-	120	-	360
Settlement of lawsuits	222	139	303	741
Gain on settlement of patron tax	-	-	(102)	-
Impairment of assets	1,411	-	1,411	-
Gain on sale of assets	(735)	(38)	(523)	(165)
Non-GAAP operating income	$8,845	$7,062	$22,942	$21,443

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating income	21.1%	19.6%	20.5%	19.6%
Amortization of intangibles	0.2%	0.5%	0.1%	0.6%
Stock-based compensation	0.0%	0.4%	0.0%	0.4%
Settlement of lawsuits	0.6%	0.4%	0.3%	0.7%
Gain on settlement of patron tax	0.0%	0.0%	-0.1%	0.0%
Impairment of assets	3.8%	0.0%	1.3%	0.0%
Gain on sale of assets	-2.0%	-0.1%	-0.5%	-0.2%
Non-GAAP operating margin	23.6%	20.8%	21.7%	21.1%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted net income per share, we take into consideration the adjustment to net income from the assumed conversion of debentures (see Note 9 to the condensed consolidated financial statements).

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalents were $10.8 million compared to $11.3 million at September 30, 2016. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2017, we had negative working capital of $11.3 million compared to negative working capital of $2.7 million as of September 30, 2016, excluding assets held for sale amounting to $10.0 million and $7.7 million, respectively. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities was $17.9 million during the nine months ended June 30, 2017 compared to $18.5 million during the nine months ended June 30, 2016. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the remainder of fiscal 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. Our operations have not required significant working capital and, like many companies in our industry, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our club and restaurant guests pay us in cash or payment cards at the time of sale. Thus, we are able to sell and collect payment for many of our inventory and services before we have to pay our suppliers. Our clubs and restaurants also do not require significant inventories and receivables.

We prefer to raise capital through the use of debt financing to lower our overall cost of capital and increase our return on shareholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized cash flows from operations to invest in property and equipment and adult nightclubs.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months Ended June 30,
	2017	2016
Operating activities	$17,897	$18,498
Investing activities	(16,352)	(16,948)
Financing activities	(2,055)	892
Net increase (decrease) in cash and cash equivalents	$(510)	$2,442

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months Ended June 30,
	2017	2016
Net income	$10,511	$10,364
Depreciation and amortization	4,936	5,468
Deferred taxes	-	1,174
Stock-based compensation expense	-	360
Impairment of assets	1,411	-
Change in operating assets and liabilities	1,442	1,701
Other	(403)	(569)
Net cash provided by operating activities	$17,897	$18,498

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2017	2016
Additions to property and equipment	$(9,048)	$(17,576)
Acquisition of businesses, net of cash acquired	(9,527)	-
Proceeds from sale of property	2,145	-
Proceeds from sale of marketable securities	-	628
Proceeds from notes receivable	78	-
Net cash used in investing activities	$(16,352)	$(16,948)

Following is a breakdown of our additions to property and equipment for the nine months ended June 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended June 30,
	2017	2016
Acquisition of real estate	$-	$14,336
New facilities capital expenditures	7,743	1,452
Maintenance capital expenditures	1,305	1,788
Total capital expenditures	$9,048	$17,576

The capital expenditures during the nine months ended June 30, 2017 are composed primarily of construction and development costs for three new locations and our new corporate office, while the capital expenditures during the nine months ended June 30, 2016 are composed primarily of development costs of one new location and our new corporate office.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Nine Months Ended June 30,
	2017	2016
Proceeds from long-term debt	$11,120	$17,152
Payments on long-term debt	(10,839)	(9,726)
Purchase of treasury stock	(1,099)	(5,781)
Payment of loan origination costs	(123)	-
Payment of dividends	(877)	(591)
Debt prepayment penalty	(75)	-
Distribution to noncontrolling interests	(162)	(162)
Net cash provided by (used in) financing activities	$(2,055)	$892

During the nine months ended June 30, 2017, we purchased and retired 89,685 shares of the Company’s common stock at an average price of $12.25 per share, while during the nine months ended June 30, 2016, we purchased and retired 606,995 shares of the Company’s common stock at an average price of $9.52 per share. We started paying $0.03 per share quarterly dividend during the second quarter of fiscal 2016.

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

On March 13, 2017, the Company entered into a promissory note with a bank, which provides for a $1.0 million revolving line of credit maturing on March 13, 2018. The interest rate under this revolving line of credit is at 6.5% per annum payable every 13th of each month starting April 13, 2017 for all outstanding borrowings. In an event of a default, as defined in the agreement, the interest rate shall be increased to 17% per annum. As of June 30, 2017, the Company had available borrowing capacity of $1.0 million under the revolving line of credit.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity.

On May 4, 2017, the Company entered into a construction loan agreement with a bank for the construction of the Company’s Bombshells Pearland location. The maximum availability of the 5% promissory note is $4.8 million with advances based on the progress of construction. On June 4, 2017, an initial advance of $2.2 million was used to pay off a previous interest-only note for the same construction project. The new loan is payable interest-only until after one year from the date of the initial advance when the construction loan, including all advances as its principal, converts to an amortizing 20-year note with scheduled monthly payments to be determined on the date of conversion. The Company paid loan costs amounting to $24,000, which will be amortized for the term of the note.

On May 8, 2017, in relation to the Scarlett’s acquisition, the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest.

Management also uses non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Nine Months
	Ended June 30,
	2017	2016
Net cash provided by operating activities	$17,897	$18,498
Less: Maintenance capital expenditures	1,305	1,788
Free cash flow	$16,592	$16,710

We are not aware of any event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while payables related to inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations, and the level of long-term debt.

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase		Increase
	2017	(Decrease)	2016	(Decrease)	2015
Sales of alcoholic beverages	$44,085	1.3%	$43,511	3.0%	$42,225
Sales of food and merchandise	13,201	-2.6%	13,557	-5.5%	14,341
Service revenues	42,995	11.3%	38,626	-4.7%	40,538
Other	5,405	-11.8%	6,129	10.3%	5,556
Total revenues	105,686	3.8%	101,823	-0.8%	102,660
Net cash provided by operating activities	$17,897	-3.2%	$18,498	1.2%	$18,280
Adjusted EBITDA*	$27,715	5.3%	$26,314	-4.6%	$27,590
Long-term debt (at period end)	$125,268	24.1%	$100,949	19.9%	$84,173

* See definition of Adjusted EBITDA above under Results of Operations.

Share Repurchase

During the nine months ended June 30, 2017, we bought back 89,685 shares in the open market or through privately negotiated transactions at prices ranging from $11.24 to $13.87. During the nine months ended June 30, 2016, we bought back 606,995 shares in the open market or through privately negotiated transactions at prices ranging from $8.00 to $10.85. As of June 30, 2017, we have $3.1 million authorized to purchase additional shares.

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

Seasonality

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our third and fourth fiscal quarters) with the strongest operating results occurring during October through March (our first and second fiscal quarters).

Growth Strategy

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy involves the following: (a) to acquire existing clubs in locations that are consistent with our growth and income targets, and which appear receptive to the upscale club formula we have developed; (b) to open new clubs after market analysis; (c) to franchise our Bombshells brand; (d) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise; (e) to develop new club concepts that are consistent with our management and marketing skills; (f) to develop and open our restaurant concepts as our capital and manpower allow; and/or (g) to control the real estate in connection with club operations, although some clubs may be in leased premises.

In July 2017, we opened one Bombshells location in Houston, Texas. We currently have two Bombshells restaurants in development, with one expected to open in November 2017 and the other in March/April 2018. In the third quarter of fiscal 2017, we opened a second Studio 80 in Houston, Texas. We closed a re-concepted club in Dallas, and have listed the property for sale.

On April 26, 2017, subsidiaries of the Company acquired the assets of the Hollywood Showclub in the Greater St. Louis area, as well as the club’s building and land, adjacent land, and a nearby building and land that can be used for another gentlemen’s club. The total purchase price for all the acquired assets and real properties was $4.2 million, paid in cash at closing. Also, on May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for total consideration of $26.0 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.6 million through a 12-year amortizing 8% note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of June 30, 2017 that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 11 of the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the nine months ended June 30, 2017, we purchased 89,685 shares of common stock in the open market and private transactions at prices ranging from $11.24 to $13.87. As of June 30, 2017, we have $3.1 million remaining to purchase additional shares.

We did not repurchase shares of the Company’s common stock during the three months ended June 30, 2017.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 9, 2017	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2017	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

