Form 10-K
period 2017-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2018-02-14
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $155,616,355.

As of January 31, 2018, there were approximately 9,718,711 shares of common stock outstanding.

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

Through our subsidiaries, as of November 30, 2017, we operated a total of 45 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company (the “Media Group”) serving the multibillion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. In the context of club and restaurant/sports bar operations, the terms “Company,” “we,” “our,” “us” and similar terms used in this Form 10-K refer to subsidiaries of RCIHH. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994.

Our fiscal year ends on September 30. References to years 2017, 2016 and 2015 are for fiscal years ended September 30, 2017, 2016 and 2015, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

OUR BUSINESS

We operate several businesses, which we aggregate for financial reporting into two reportable segments – Nightclubs and Bombshells – and combine other operating segments into “Other.”

Nightclubs

We operate our nightclubs through the following brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our adult entertainment clubs do business as Rick’s Cabaret, Jaguar’s Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, and Silver City Cabaret. We also operate dance clubs under the brand name Studio 80.

We generate revenue on our nightclubs through the sale of alcoholic beverages, food and merchandise items; service in the form of cover charge, dance fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.

During fiscal 2017, Nightclub segment sales mix was 47% service revenue; 39% alcoholic beverages; and 14% food, merchandise and other, which had a combined segment gross margin (revenues less cost of goods sold) of approximately 87%.

We acquired Hollywood Showclub and other properties in the Greater St. Louis area in April 2017 for a total purchase price of $4.2 million. In May 2017, we acquired Scarlett’s Cabaret Miami for a total purchase price of approximately $26.0 million. In July 2017, we relaunched Hollywood Showclub as Scarlett’s Cabaret St. Louis, and in August 2017, we opened Hollywood Hunt Club, a 51% joint venture, located on one of the other Greater St. Louis properties we acquired.

A list of our nightclub locations is in Item 2— “Properties.”

Bombshells

As of September 30, 2017, our five Bombshells were located in Texas with one in Dallas, one in Austin and three in the Houston area. In 2015, our subsidiary, BMB Franchising Services, Inc. (“BMB Franchising”), announced that it was beginning a nationwide franchising program for Bombshells. As of March 2016, BMB Franchising has received approval to sell franchises in all 50 states. The restaurant sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within a year, four more opened in the Austin and Houston, Texas areas. Of the five, three are freestanding pad sites and two are inline locations. In September 2016, we closed one Bombshells location in Webster, Texas. In July 2017, we opened another Bombshells location in Houston.

During fiscal 2017, sales mix was 63% alcoholic beverages and 37% food, merchandise and other, which had a combined segment gross margin (revenues less cost of goods sold) of 75%.

For a list of our Bombshells locations, refer to Item 2—“Properties.”

Media Group

The Media Group, made up of wholly-owned subsidiaries, is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 2,200-plus adult nightclubs in North America, which collectively have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and StorErotica magazines, and maintains a number of B-to-B and consumer websites for both industries.

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

Capital Allocation Strategy

Our capital allocation strategy provides us with disciplined guidelines on how we should use our free cash flows; provided however, that we may deviate from this strategy if the circumstances warrant. We calculate free cash flow as net cash flows from operating activities minus maintenance capital expenditures. Using the after-tax yield of buying our own stock, or other strategic rationale in management’s opinion, as baseline, we believe we are able to make better investment decisions.

Based on our current capital allocation strategy:

●	We consider acquiring or developing our own clubs or restaurants that we believe have the potential to provide a minimum cash on cash return of 25%-33%, absent an otherwise strategic rationale;

●	We consider disposing of underperforming units to free up capital for more productive use;

●	We consider buying back our own stock if the after-tax yield on free cash flow climbs over 10%;

●	We consider paying down our most expensive debt if it makes sense on a tax adjusted basis, or there is an otherwise strategic rationale.

COMPETITION

The adult entertainment and the restaurant/sports bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose brands may have name recognition that equals that of ours. The names “Rick’s” and “Rick’s Cabaret,” “Tootsie’s Cabaret,” “XTC Cabaret,” “Scarlett’s,” “Silver City,” “Club Onyx,” “Downtown Cabaret,” “Temptations,” “The Seville,” “Jaguars,” “Hoops Cabaret,” and “Foxy’s Cabaret” are proprietary. In the restaurant/sports bar business, “Bombshells” is also proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created allows us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. Particularly in Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Minnesota, North Carolina, Indiana, Louisiana, Arizona, Pennsylvania, Florida, and New York have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages, as well as the sale of food.

In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of an adult entertainment cabaret is subject to restriction by city, county or other governmental ordinance. The prohibitions deal generally with distance from schools, churches and other sexually oriented businesses, and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a sexually oriented business permit is not subject to discretion; the permit must be granted if the proposed operation satisfies the requirements of the ordinance. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol and sexually oriented businesses.

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR”, “THE SEVILLE CLUB”, “DOWN IN TEXAS SALOON”, “CLUB DULCE”, “THE BLACK ORCHID”, “HOOPS CABARET”, “STUDIO 80”, “FOXY’S CABARET” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the name “TOOTSIES CABARET” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2017, we had approximately 2,130 employees, of which approximately 180 are in management positions, including corporate and administrative operations, and approximately 1,950 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2017, we had independent contractor entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class action participation agreements.

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

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite-lived intangible assets. As a result of our annual impairment review, we recorded impairment charges of $7.6 million in 2017 (including $4.7 million of goodwill impairment on three operating clubs and one property held for sale, $385,000 of property and equipment impairment on one operating club, $1.4 million of license impairment on two clubs, and $1.2 million of other-than-temporary impairment recognized on our cost method investment in Robust), $3.5 million in 2016 (including $1.4 million in one of our properties held for sale and $2.1 million of license impairment on one club), and $1.7 million in 2015 (for license impairment of two clubs). If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs, we could incur a decline in fair value of one or more of our nightclubs. This could result in future impairment charges of up to the total value of the indefinite-lived intangible assets.

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

We may need additional financing, or our business expansion plans may be significantly limited.

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions and new restaurant development. If additional funds are raised through the issuance of equity or convertible debt securities, the ownership percentage of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders; and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing, if needed, will have material adverse consequences on our business operations.

There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional clubs.

Our nightclubs face substantial competition. Some of our competitors may have greater financial and management resources than we do. Additionally, the industry is subject to unpredictable competitive trends and competition for general entertainment dollars. There can be no assurance that we will be able to remain profitable in this competitive industry.

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

We derive a significant portion of our revenues from the sale of alcoholic beverages. States in which we operate may have laws which may limit the availability of a permit to sell alcoholic beverages, or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of any such permits would have a material adverse effect on our revenues, financial condition and results of operations. In all states where we operate, management believes we are in compliance with applicable city, county, state or other local laws governing the sale of alcohol.

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

We must continue to meet NASDAQ Global Market Continued Listing Requirements, or we risk delisting.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2017 because of certain material weaknesses. We are, however, addressing these issues and updating our policies and procedures. Upon finalizing these policies and procedures and ensuring they are effectively applied, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified material weaknesses over (1) certain information technology application and general computer controls, (2) complex accounting matters related to assets held for sale, business combinations, cost method investments, income taxes, and the impairment analyses for indefinite-lived intangible assets, goodwill, and property and equipment, and (3) financial reporting and disclosures—see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address these material weaknesses and to enhance our internal control over financial reporting, if these material weaknesses are determined to have not been remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. We have 8 unresolved cases left out of the original 71 cases.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “THE BLACK ORCHID,” “HOOPS CABARET,” “STUDIO 80,” “FOXY’S CABARET,” “CLUB DULCE” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration application for the name “TOOTSIE’S CABARET.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

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

We are dependent on key personnel.

Our future success is dependent, in a large part, on retaining the services of Eric Langan, our President and Chief Executive Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance with respect to Mr. Langan. Although Mr. Langan is under an employment agreement (as described herein), there can be no assurance that Mr. Langan will continue to be employed by us.

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

Recently enacted legislation may significantly affect our results of operations, cash flows and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our results of operations, cash flows and financial condition, as well as the trading price of our common stock, could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently own 46 real estate properties. On 32 of these properties, we operate clubs or restaurants. We lease multiple other properties to third-party tenants. Four of our owned properties are locations where we previously operated clubs but now lease the buildings to third parties. Four are non-income producing properties for corporate use, including our corporate office. Three other properties are currently offered for sale. The remaining three properties are for two under construction future Bombshells sites and one adjacent property that may be offered for sale in the future. Thirteen of our clubs and restaurants are in leased locations.

Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.

Below is a list of locations we operate:

Name of Establishment	Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
XTC Cabaret, Houston, TX	2004	(2)
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(2)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston, TX	2006	(2)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Club Onyx, Dallas, TX	2008
Club Onyx, Philadelphia, PA	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(2)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(2)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(2)
Bombshells, Austin, TX	2014	(2)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014	(2)
Bombshells, Houston, TX	2014	(2)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(2)
Studio 80, Webster, TX	2017	(1)(2)
Bombshells, Highway 290 Houston, TX	2017	(2)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017	(2)
Hollywood Hunt Club, Centerville, IL	2017

(1) Reconcepted in 2017.

(2) Leased location.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2017, certain of our owned properties were collateral for mortgage debt amounting to approximately $74.8 million. Also, see more information in Notes 5, 8 and 11 to our consolidated financial statements.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note 11 to our consolidated financial statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol “RICK.” The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE	High	Low

Fiscal Year Ended September 30, 2017
First Quarter	$17.99	$10.92
Second Quarter	$18.00	$16.02
Third Quarter	$25.47	$16.32
Fourth Quarter	$26.85	$21.91

Fiscal Year Ended September 30, 2016
First Quarter	$10.75	$9.38
Second Quarter	$9.94	$7.50
Third Quarter	$11.10	$8.77
Fourth Quarter	$11.60	$9.90

On January 31, 2018, the closing stock price for our common stock as reported by NASDAQ was $29.38. On January 31, 2018, there were approximately 164 stockholders of record of our common stock (excluding broker held shares in “street name”). We estimate that there are approximately 6,500 stockholders having beneficial ownership in street name.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

DIVIDEND POLICY

Prior to 2016, we have not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared quarterly cash dividends of $0.03 per share ($0.12 per share on an annual basis). During fiscal 2017 and 2016, we paid an aggregate amount of $1.2 million and $862,000, respectively, for cash dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the fiscal year ended September 30, 2017, we purchased a total of 89,685 shares of common stock in the open market at prices ranging from $11.24 to $13.87. As of September 30, 2017, we have $3.1 million remaining to purchase additional shares.

We did not repurchase shares of the Company’s common stock during the three months ended September 30, 2017.

EQUITY COMPENSATION PLAN INFORMATION

We have no stock options nor any other equity award outstanding under equity compensation plans as of September 30, 2017.

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT) and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2012 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of both the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
RICK
IXIC
DJUSRU
RUT

Item 6. Selected Financial Data.

The following tables set forth certain of the Company’s historical financial data. The selected historical consolidated financial position data as of September 30, 2017 and 2016 and results of operations data for the years ended September 30, 2017, 2016 and 2015 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of September 30, 2015, 2014 and 2013 and for the years ended September 30, 2014 and 2013 have been derived from the Company’s audited financial statements for such years, as revised (see footnote 3 below), which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of these data (in thousands, except per share data and percentages).

Financial Statement Data:

	Years Ended September 30,
	2017	2016	2015	2014	2013
Revenue(1)	$144,896	$134,860	$135,449	$121,432	$105,921
Income from operations(3)	$23,139	$20,693	$20,727	$18,875	$21,883
Net income attributable to RCIHH(3)	$8,259	$11,218	$9,214	$11,161	$9,191
Diluted earnings per share	$0.85	$1.11	$0.89	$1.13	$0.96
Capital expenditures	$11,249	$28,148	$19,259	$16,034	$9,675
Dividends declared per share	$0.12	$0.09	$-	$-	$-

	September 30,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$9,922	$11,327	$8,020	$9,964	$10,638
Total current assets(3)	$26,242	$29,387	$16,935	$17,973	$16,042
Total assets(3)	$299,884	$276,061	$266,527	$233,383	$218,242
Total current liabilities (excluding current portion of long-term debt)(3)	$13,671	$17,087	$15,580	$28,527	$20,083
Long-term debt (including current portion)	$124,352	$105,886	$94,349	$70,092	$78,352
Total liabilities(3)	$164,659	$146,722	$138,973	$120,918	$121,127
Total RCIHH stockholders’ equity(3)	$132,745	$126,755	$121,691	$109,455	$93,781
Common shares outstanding	9,719	9,808	10,285	10,067	9,504

Non-GAAP Measures and Other Data:

	Years Ended September 30,
	2017	2016	2015	2014	2013
Adjusted EBITDA(2)	$37,348	$34,531	$34,125	$31,703	$27,733
Non-GAAP operating income(2)(3)	$30,668	$27,566	$27,974	$25,762	$23,864
Non-GAAP operating margin(2)(3)	21.2%	20.4%	20.7%	21.2%	22.5%
Non-GAAP net income(2)(3)	$13,953	$13,302	$13,873	$11,882	$10,780
Non-GAAP diluted net income per share(2)(3)	$1.43	$1.32	$1.34	$1.19	$1.13
Free cash flow(2)	$19,281	$20,513	$14,889	$18,734	$17,153
Same-store sales	4.9%	-1.3%	-1.5%	2.8%	-1.2%

(1)	Due to a change in accounting policy, we have reported revenues net of sales taxes and other revenue related taxes since the beginning of fiscal 2016. Prior year revenues and expenses have been revised to reflect this change. Refer to Note 2 to the consolidated financial statements for further discussion.

(2)	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. See also notes on comparability of adjustment items at the end of this section. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

(3)

We revised the financial statements for the years ended September 30, 2016, 2015 and 2014 due to misstatements that could have been material if corrected cumulatively in the current year. See Note 3 to the consolidated financial statements for details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

●	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

●	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

●	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens and Pembroke Park, Florida; Philadelphia, Pennsylvania; Phoenix, Arizona; and Washington Park, Illinois. No sexual contact is permitted at any of our locations. We also own and operate Studio 80 dance clubs in Fort Worth and Webster, Texas.

Bombshells	Our wholly-owned subsidiaries own and operate non-adult nightclubs, restaurants, and sports bars in Houston, Dallas, Austin and Spring, Texas under the brand name Bombshells Restaurant & Bar.

Media Group	Our wholly-owned subsidiaries own a media division, including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites.

Our revenues are derived from the sale of liquor, beer, wine, food, merchandise, cover charges, membership fees, facility use fees, commissions from vending and ATM machines, valet parking and other products and services for both nightclub and restaurant/sports bar operations. Media Group revenues include the sale of advertising content and revenues from our annual Expo convention. Our fiscal year-end is September 30.

We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars operating at least 12 full months. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.

Our goal is to use our Company’s assets—our brands, financial strength, and the talent and strong commitment of our management and associates—to become more competitive and to accelerate growth in a manner that creates value for our shareholders.

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

A full discussion of our significant accounting policies is contained in Note 2 to our consolidated financial statements, which is included in Item 8 – “Financial Statements and Supplementary Data” of this report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our financial results. These estimates require our most difficult, subjective or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.

Long-Lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. During the fourth quarter of fiscal 2017, we impaired one club by $385,000, and during the fourth quarter of fiscal 2016, we impaired one property held for sale by $1.4 million.

Investment

During the fourth quarter of fiscal 2017, we also fully impaired our remaining investment in Drink Robust amounting to $1.2 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets that have indefinite useful lives are tested annually for impairment during our fourth fiscal quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

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

For our goodwill impairment review, we first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, we perform a Step 1 analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. As detailed within Note 2 of our consolidated financial statements, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during Q4 of 2017, and accordingly, we recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $1.4 million for 2017, $2.1 million for 2016 and $1.7 million for 2015, related to two clubs in 2017, one club in 2016 and two clubs in 2015.

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

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Our annual effective tax rate will be adjusted in our first quarter ended December 31, 2017, the period when the Tax Act has been enacted.

Legal and Other Contingencies

As mentioned in Item 3 – “Legal Proceedings” and in a more detailed discussion in Note 11 to our consolidated financial statements, we are involved in various suits and claims in the normal course of business. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

OPERATIONS REVIEW

The following tables present a comparison of our results of operations as a percentage of total revenues for the past three fiscal years:

	2017	2016	2015
Sales of alcoholic beverages	41.7%	42.4%	41.2%
Sales of food and merchandise	12.6%	13.3%	13.8%
Service revenues	40.1%	38.0%	39.1%
Other	5.6%	6.3%	5.8%
Total revenues	100.0%	100.0%	100.0%

Cost of goods sold
Alcoholic beverages	21.7%	22.1%	21.6%
Food and merchandise	40.5%	38.0%	39.9%
Service and other	0.3%	1.9%	1.3%
Total cost of goods sold (exclusive of items shown separately below)	14.3%	15.2%	15.0%
Salaries and wages	27.6%	27.8%	27.9%
Selling, general and administrative	32.3%	31.9%	32.2%
Depreciation and amortization	4.8%	5.4%	5.2%
Other charges	5.0%	4.3%	4.5%
Total operating expenses	84.0%	84.7%	84.7%
Income from operations	16.0%	15.3%	15.3%

Interest expense	-6.0%	-5.9%	-5.1%
Interest income	0.2%	0.1%	0.0%
Non-operating gains	0.0%	0.0%	0.2%
Income before income taxes	10.1%	9.5%	10.3%
Income taxes	4.4%	1.8%	3.8%
Net income	5.7%	7.8%	6.6%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

We have revised prior year financial statements to correct certain misstatements that could have a material impact if corrected cumulatively in the current year. See Note 3 to the consolidated financial statements for details.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Increase (Decrease)
	2017 vs. 2016		2016 vs. 2015
	Amount	%	Amount	%
Sales of alcoholic beverages	$3,223	5.6%	$1,387	2.5%
Sales of food and merchandise	356	2.0%	(813)	-4.3%
Service revenues	6,856	13.4%	(1,738)	-3.3%
Other	(399)	-4.7%	575	7.3%
Total revenues	10,036	7.4%	(589)	-0.4%

Cost of goods sold
Alcoholic beverages	490	3.9%	588	4.9%
Food and merchandise	588	8.6%	(657)	-8.8%
Service and other	(903)	-81.2%	298	36.6%
Total cost of goods sold (exclusive of items shown separately below)	175	0.9%	229	1.1%
Salaries and wages	2,572	6.9%	(275)	-0.7%
Selling, general and administrative	3,700	8.6%	(523)	-1.2%
Depreciation and amortization	(408)	-5.6%	283	4.0%
Other charges, net	1,551	26.9%	(269)	-4.5%
Total operating expenses	7,590	6.6%	(555)	-0.5%
Income from operations	2,446	11.8%	(34)	-0.2%

Interest expense	(782)	9.8%	(1,013)	14.5%
Interest income	135	103.1%	116	773.3%
Non-operating gains	-	0.0%	(229)	-100.0%
Income before income taxes	1,799	14.0%	(1,160)	-8.3%
Income taxes	3,986	168.0%	(2,738)	-53.6%
Net income	$(2,187)	-20.9%	$1,578	17.7%

Revenues

Our total consolidated revenues for fiscal 2017 amounted to $144.9 million compared to $134.9 million for fiscal 2016 and $135.4 million for fiscal 2015. The increase of $10.0 million, or 7.4%, from 2016 to 2017 was primarily due to 7.4% increase in new or reconcepted locations and the impact of the 4.9% full year increase in same-store sales, partially offset by a 3.8% decrease from closed locations and a minimal decrease from other revenue items. The $589,000, or 0.4%, decrease from 2015 to 2016 was primarily due to the impact of the 1.3% decrease in same-store sales partially offset by an increase in rental income and sale of energy drinks.

By reportable segment, revenues were as follows (in thousands):

	2017	2016	2015
Business segment revenues:
Nightclubs	$124,687	$113,941	$115,493
Bombshells	18,830	18,690	17,639
Other	1,379	2,229	2,317
	$144,896	$134,860	$135,449

Nightclubs revenues increased by 9.4% from 2016 to 2017, while decreasing by 1.3% from 2015 to 2016. A breakdown of the changes is as follows:

	2017 vs. 2016	2016 vs. 2015
Impact of 5.1% increase and 2.3% decrease in same-store sales, respectively	4.8%	(2.2%)
New and reconcepted units	7.7%	1.4%
Closed units	(3.2%)	(1.1%)
Other	0.1%	0.5%
	9.4%	(1.3%)

Included in 2017 new units are clubs acquired in the third quarter of 2017, Scarlett’s Cabaret Miami and Hollywood Showclub (the latter now relaunched and rebranded as Scarlett’s Cabaret St. Louis), which contributed a combined $5.6 million in revenues since the acquisition dates.

Bombshells revenues increased by 0.7% from 2016 to 2017, and increased by 6.0% from 2015 to 2016. A breakdown of the changes is as follows:

	2017 vs. 2016	2016 vs. 2015
Impact of 3.5% and 5.1% increase in same-store sales, respectively	3.2%	4.8%
New units	5.8%	1.2%
Closed units	(8.3%)	0.0%
	0.7%	6.0%

Bombshells Webster was closed toward the end of the fourth quarter of 2016, while Bombshells 290 was opened early in the fourth quarter of 2017.

Other revenues included revenues from Drink Robust, which was sold during the fourth quarter of 2016.

Operating Expenses

Total operating expenses, as a percent of revenues, were 84.0%, 84.7% and 84.7% for the fiscal year 2017, 2016 and 2015, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media. As a percentage of revenues, total cost of goods sold was 14.3%, 15.2% and 15.0%, respectively, mainly due to the increase in service revenue in the mix, which contributes a higher gross margin. See above for breakdown of percentages for each line item of cost of goods sold as it relates to the respective revenue line.

Salaries and wages increased by $2.6 million, or 6.9%, from 2016 to 2017, and decreased by $275,000, or 0.7%, from 2015 to 2016. The increase from 2016 to 2017 was mainly due to additional corporate headcount to support the commencement of our franchising effort, our return to a growth model (see discussion in our Growth Strategy section below), and a shift to employee status of certain entertainers in Minneapolis and Phoenix (as discussed in the Business section above). As a percentage of revenues, salaries and wages remained relatively flat at 27.6%, 27.8% and 27.9% for fiscal year 2017, 2016 and 2015, respectively.

The components of selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2017	2016	2015	2017	2016	2015
Taxes and permits	$8,026	$8,089	$8,031	5.5%	6.0%	5.9%
Advertising and marketing	6,704	5,374	5,610	4.6%	4.0%	4.1%
Supplies and services	4,873	4,815	4,726	3.4%	3.6%	3.5%
Insurance	4,006	3,575	3,364	2.8%	2.7%	2.5%
Rent	3,258	3,278	4,526	2.2%	2.4%	3.3%
Legal	3,074	3,130	3,556	2.1%	2.3%	2.6%
Utilities	2,824	2,871	2,999	1.9%	2.1%	2.2%
Charge card fees	2,783	2,252	2,176	1.9%	1.7%	1.6%
Security	2,251	2,042	1,905	1.6%	1.5%	1.4%
Accounting and professional fees	2,159	1,353	1,025	1.5%	1.0%	0.8%
Repairs and maintenance	2,091	2,088	1,916	1.4%	1.5%	1.4%
Other	4,726	4,208	3,764	3.3%	3.1%	2.8%
	$46,775	$43,075	$43,598	32.3%	31.9%	32.2%

The significant variances in selling, general and administrative expenses are as follows:

Advertising and marketing increased by $1.3 million, or 24.7%, from 2016 to 2017 mainly due to the acquisition of Scarlett’s Miami in the third quarter of 2017 and the additional spending in relation to increase in revenues, and decreased by $236,000, or 4.2%, from 2015 to 2016 primarily due to reduced spending on live entertainment in Bombshells and marketing support reimbursement in our Media Group. As a percentage of revenues, advertising and marketing was 4.6%, 4.0 and 4.1% for 2017, 2016 and 2015, respectively.

Insurance increased by $431,000, or 12.1%, from 2016 to 2017, and $211,000, or 6.3%, from 2015 to 2016 primarily due to an increase in general liability insurance premiums.

Rent expense decreased by $1.2 million, or 27.6% from 2015 to 2016 principally due to the acquisition of the New York property in 2015 through 2016. Prior to the New York property acquisition, the location’s annual average rent expense was $1.1 million for the last three years. As a percentage of revenues, rent expense has gone down to 2.2% in 2017 from 2.4% in 2016 and 3.3% in 2015.

Legal expenses decreased by $426,000, or 12.0%, from 2015 to 2016 primarily due to decreased legal activity and settlement after the New York labor lawsuit.

Charge card fees increased by $531,000, or 23.6%, from 2016 to 2017, and had an immaterial change from 2015 to 2016. The increase from 2016 to 2017 was mainly from additional revenues caused by higher same-store sales and the acquisition of two new clubs in 2017. As a percentage of revenues, charge card fees have remained flat at 1.9%, 1.7% and 1.6% in 2017, 2016 and 2015, respectively.

Accounting and professional fees increased by $806,000, or 59.6%, from 2016 to 2017, and $328,000, or 32.0%, from 2015 to 2016 primarily due to our hiring of tax consultants to evaluate certain tax positions and our change of auditors.

We consider rent plus interest expense as our occupancy costs since most of our debts are for real property where our clubs and restaurants are located. As a percentage of revenues, rent has consistently dropped as we bought properties and interest expense has increased, but in total, occupancy costs have decreased.

	2017	2016	2015
Rent	2.2%	2.4%	3.3%
Interest	6.0%	5.9%	5.1%
Total occupancy cost	8.3%	8.3%	8.5%

Depreciation and amortization decreased by $408,000, or 5.6%, from 2016 to 2017 mainly due to the cessation of depreciation on properties held for sale; and increased by $283,000, or 4.0%, from 2015 to 2016 mainly due to an increase in the number of clubs we own. Refer to Note 3 to our consolidated financial statements for the impact of the revision of prior year financial statements.

The components of other charges, net are in the table below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2017	2016	2015	2017	2016	2015
Impairment of assets	$7,639	$3,492	$1,705	5.3%	2.6%	1.3%
Settlement of lawsuits	317	1,881	11,684	0.2%	1.4%	8.6%
Loss (gain) on sale of assets	(542)	388	808	-0.4%	0.3%	0.6%
Gain on settlement of patron tax	(102)	-	(8,167)	-0.1%	0.0%	-6.0%
Total other charges, net	$7,312	$5,761	$6,030	5.0%	4.3%	4.5%

The significant variances in other charges, net are as follows:

During the year ended September 30, 2015, we recorded an impairment of $1.7 million ($1.4 million in the first quarter and $347,000 in the fourth quarter) for the indefinite-lived intangible assets at two clubs that were closed. During the fourth quarter of 2016, we recorded an impairment of $3.5 million, of which $2.1 million was for indefinite-lived intangible assets of one club and $1.4 million was for one property held for sale. During the year ended September 30, 2017, we recorded aggregate impairment charges of $7.6 million ($1.4 million in the third quarter and $6.2 million in the fourth quarter) for the goodwill of four club locations ($4.7 million), including one that we have put up for sale during the fiscal year; for property and equipment of one club ($385,000); for SOB license of two club locations ($1.4 million), and for our remaining investment in Drink Robust ($1.2 million). See Note 16 to our consolidated financial statements for further discussion.

Settlement of lawsuits in 2015 consists principally of settlement of suits relating to the New York based federal wage and hour class and collective action, as explained in Note 11 to our consolidated financial statements.

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. We recorded the difference between the present value of the $10.0 million settlement amount and the previously accrued tax amount as a gain in the amount of $8.2 million. See Note 11 to our consolidated financial statements for details of the gain on settlement of patron tax in 2015.

Income from Operations

Below is a table which reflects segment contribution to income from operations (in thousands):

	2017	2016	2015

Nightclubs	$35,138	$33,211	$30,428
Bombshells	3,084	1,152	1,638
Other	(522)	(2,650)	(1,921)
General corporate	(14,561)	(11,020)	(9,418)
	$23,139	$20,693	$20,727

Our operating margin (total income from operations divided by total revenues) was 16.0% in 2017, 15.3% in 2016 and 15.3% in 2015. Nightclubs operating margin was 28.2%, 29.1% and 26.3% in 2017, 2016 and 2015, respectively, primarily due to the closure of underperforming units, the leverage on increasing same-store sales of fixed expenses, and impairment of assets of $6.5 million, $2.1 million and $1.7 million for 2017, 2016 and 2015, respectively. Bombshells operating margin was 16.4%, 6.2% and 9.3% in 2017, 2016 and 2015, respectively, mainly due to increasing sales partially offset by increasing depreciation expense from higher unit count and the loss on sale of assets in 2016 caused by the closure of one underperforming unit.

Excluding the impact of settlement of lawsuits, impairment of assets, gain on patron tax settlement and gain on sale of assets, operating margin for the Nightclub segment would have been 33.1%, 32.3% and 30.9% for 2017, 2016 and 2015, respectively. Excluding the impact of loss on sale of assets, which caused fiscal 2016 and 2015 operating margin to be low, Bombshells segment operating margin would have been 16.4%, 13.5% and 13.9% for 2017, 2016 and 2015, respectively.

Non-Operating Items

Interest expense decreased in 2015 due to the significant paydown and refinance of high-interest debt during the last two years. We are now able to finance property acquisition with bank debt which is at significantly lower rates than the debt we previously had. We added more debt in 2017 and 2016 to acquire certain properties, which in turn increased our interest expense and also decreased rent expense.

Income Taxes

Income tax expense increased by $4.0 million from 2016 to 2017, and decreased by $2.8 million from 2015 to 2016. Our effective income tax rate was 43.4%, 18.5% and 36.5% during fiscal 2017, 2016 and 2015, respectively. The difference in our annual effective income tax rate was primarily due to the following:

	2017	2016	2015
Computed expected income tax expense	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.0%	5.7%	1.6%
Transfer of deferred tax liabilities to sold subsidiaries	0.0%	-6.5%	0.0%
Permanent differences	0.7%	-0.8%	0.9%
Change in deferred tax liability rate	9.1%	0.0%	0.0%
Reserve for uncertain tax position	2.8%	1.9%	0.0%
Tax credits	-3.9%	-15.7%	0.0%
Other	-1.3%	0.0%	0.0%
Total income tax expense	43.4%	18.5%	36.5%

During fiscal year 2017, due to higher income before tax, our income tax rate has increased to 37%, of which has impacted the fourth quarter with the change in rate from 35% in the first nine months of the year and in prior years. A full year impact in the change in rate of our deferred tax liability has also been recognized in the fourth quarter. The change in deferred tax liability rate for 2017 is due to the 1% increase in our effective tax rate from the increase in the federal rate and also an increase in the states rate. This amount results from increasing by 2% the rate applied to our entire deferred tax liabilities at the beginning of the year. The reserve for uncertain tax positions results from an audit of the returns of one of the states in which we operate. As a result of the items discussed above which affected the fiscal year, the fourth quarter effective tax rate rose to 99.6% expense on a pre-tax loss.

During fiscal year 2016, we recognized a $2.0 million tax benefit representing the net amount to be realized from fiscal 2016 and from amending certain prior year federal tax returns to take available FICA tip tax credits, which were not taken in prior years.

Refer to Note 3 to our consolidated financial statements for the impact of the revision of prior year financial statements.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, management uses certain non-GAAP financial measures, within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the Company and helps management and investors gauge our ability to generate cash flow, excluding (or including) some items that management believes are not representative of the ongoing business operations of the Company, but are included in (or excluded from) the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gain on settlement of patron tax case, gains or losses on sale of assets, impairment of assets, stock-based compensation, and settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, gain on settlement of patron tax case, income tax expense, impairment charges, gain on acquisition of controlling interest in subsidiary, gains or losses on sale of assets, stock-based compensation, and settlement of lawsuits, and include the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 37%, 35% and 35% in 2017, 2016 and 2015, respectively, effective tax rate of the pre-tax non-GAAP income before taxes, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, impairment of assets, income taxes, interest expense, interest income, gains or losses on sale of assets, settlement of lawsuits, gain on settlement of patron tax case, and gain on acquisition of controlling interest in subsidiary because we believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended
	September 30,
	2017	2016	2015
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$8,259	$11,218	$9,214
Income tax expense	6,359	2,373	5,111
Interest expense, net	8,498	7,851	6,954
Settlement of lawsuits	317	1,881	11,684
Gain on settlement of patron tax case	(102)	-	(8,167)
Impairment of assets	7,639	3,492	1,705
Loss (gain) on sale of assets	(542)	388	808
Depreciation and amortization	6,920	7,328	7,045
Gain on acquisition of controlling interest in subsidiary	-	-	(229)
Adjusted EBITDA	$37,348	$34,531	$34,125

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$8,259	$11,218	$9,214
Amortization of intangibles	217	752	737
Stock-based compensation	-	360	480
Settlement of lawsuits	317	1,881	11,684
Gain on settlement of patron tax case	(102)	-	(8,167)
Impairment of assets	7,639	3,492	1,705
Income tax expense	6,359	2,373	5,111
Loss (gain) on sale of assets	(542)	388	808
Gain on acquisition of controlling interest in subsidiary	-	-	(229)
Non-GAAP provision for income taxes
Current	(6,218)	(4,482)	(6,094)
Deferred	(1,976)	(2,680)	(1,376)
Non-GAAP net income	$13,953	$13,302	$13,873

	For the Year Ended
	September 30,
	2017	2016	2015

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	9,743	10,229	10,406
GAAP diluted net income per share	$0.85	$1.11	$0.89
Amortization of intangibles	0.02	0.07	0.07
Stock-based compensation	-	0.04	0.05
Settlement of lawsuits	0.03	0.18	1.12
Gain on settlement of patron tax case	(0.01)	-	(0.78)
Impairment of assets	0.78	0.34	0.16
Income tax expense	0.65	0.23	0.49
Loss (gain) on sale of assets	(0.06)	0.04	0.08
Gain on acquisition of controlling interest in subsidiary	-	-	(0.02)
Non-GAAP provision for income taxes
Current	(0.64)	(0.43)	(0.59)
Deferred	(0.20)	(0.26)	(0.13)
Non-GAAP diluted net income per share	$1.43	$1.32	$1.34

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$23,169	$20,693	$20,727
Amortization of intangibles	217	752	737
Stock-based compensation	-	360	480
Settlement of lawsuits	317	1,881	11,684
Gain on settlement of patron tax case	(102)	-	(8,167)
Impairment of assets	7,639	3,492	1,705
Loss (gain) on sale of assets	(542)	388	808
Non-GAAP operating income	$30,668	$27,566	$27,974

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	16.0%	15.3%	15.3%
Amortization of intangibles	0.1%	0.6%	0.5%
Stock-based compensation	0.0%	0.3%	0.4%
Settlement of lawsuits	0.2%	1.4%	8.6%
Gain on settlement of patron tax case	-0.1%	0.0%	-6.0%
Impairment of assets	5.3%	2.6%	1.3%
Loss (gain) on sale of assets	-0.4%	0.3%	0.6%
Non-GAAP operating margin	21.2%	20.4%	20.7%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted net income per share, we take into consideration the adjustment to net income from assumed conversion of debentures (see Note 2 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in fiscal 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

As of September 30, 2017, we had negative working capital of $10.6 million (excluding the impact of assets held for sale amounting to $5.8 million) compared to negative working capital of $5.3 million as of September 30, 2016 (excluding the impact of assets held for sale amounting to $7.7 million). The decrease in working capital is principally due to the following items:

●	Operating cash flow for the year;

●	Increase in current portion of long-term debt; and

●	Partially offset by a net increase in current assets, excluding cash, mainly from prepaid income taxes and insurance.

We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations and growth plans not only within the next 12 months, but for the next 18 to 24 months. Refer to sections on Debt Financing and Contractual Obligations and Commitments below for a discussion of long-term liquidity and capital resources.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2017	2016	2015
Net income	$8,282	$10,469	$8,891
Depreciation and amortization	6,920	7,328	7,045
Deferred tax expense	2,273	1,143	3,882
Stock-based compensation expense	-	360	480
Gain on settlement of patron tax	(102)	-	(8,167)
Impairment of assets	7,639	3,492	1,705
Net change in operating assets and liabilities	(3,645)	(503)	1,951
Other	(273)	742	577
	$21,094	$23,031	$16,364

Net cash flows from operating activities decreased from 2016 to 2017 due to a decrease in working capital caused by year-end vendor payments, higher income taxes and higher interest expense paid in 2017; while net cash flows from operating activities increased from 2015 to 2016 due to lower income taxes paid and higher pre-tax income partially offset by higher interest expense paid in 2016.

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2017	2016	2015
Proceeds from sale of property	$2,145	$3,427	$-
Proceeds from notes receivable and sale of marketable securities	107	621	-
Additions to property and equipment	(11,249)	(28,148)	(19,259)
Additions of businesses, net of cash acquired	(9,527)	-	(2,328)
	$(18,524)	$(24,100)	$(21,587)

We opened five new units in 2017 (including two acquired and one reconcepted from a Bombshells to a club); reconcepted one club and acquired one club in 2016; and opened two clubs (including one acquired) in 2015. We also constructed and moved to a new corporate office in 2016.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	Year Ended September 30,
	2017	2016	2015
Acquisition of real estate	$-	$22,174	$23,843
Capital expenditures funded by debt	-	-	(7,978)
New capital expenditures in new clubs and corporate building	9,436	3,456	1,919
Maintenance capital expenditures	1,813	2,518	1,475
Total capital expenditures in consolidated statements of cash flows	$11,249	$28,148	$19,259

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2017	2016	2015
Proceeds from long-term debt	$12,399	$32,049	$18,283
Payments on long-term debt	(13,080)	(19,159)	(12,579)
Payment of dividends	(1,170)	(862)	-
Purchase of treasury stock	(1,099)	(7,311)	(2,296)
Exercise of stock options and warrants	-	500	87
Payment of loan origination costs	(735)	(624)	-
Debt prepayment penalty	(75)	-	-
Distribution of noncontrolling interests	(215)	(217)	(216)
	$(3,975)	$4,376	$3,279

We purchased treasury stock representing 89,685 shares, 747,081 shares and 225,280 shares in 2017, 2016 and 2015, respectively. During the second quarter of 2016, we started paying quarterly dividends in the amount of $0.03 per share. See Note 8 to our consolidated financial statements for a detailed discussion of our debt obligations and Note 20 related to the refinancing of several of our real estate notes payable. We expect freed up liquidity from lower interest payments and the elimination of near-term balloon payments.

In summary, the following table presents our cash flows from operating, investing, and financing activities (in thousands):

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2017	2016	2015
Operating activities	$21,094	$23,031	$16,364
Investing activities	(18,524)	(24,100)	(21,587)
Financing activities	(3,975)	4,376	3,279
Net increase (decrease) in cash	$(1,405)	$3,307	$(1,944)

We require capital principally for the acquisition of new units, renovation of older units and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program and to pay our quarterly dividends.

Non-GAAP Cash Flow Measure

Management also uses certain non-GAAP cash flow measures such as free cash flows. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures.

	2017	2016	2015
Net cash provided by operating activities	$21,094	$23,031	$16,364
Less: Maintenance capital expenditures	1,813	2,518	1,475
Free cash flow	$19,281	$20,513	$14,889

Debt Financing

See Note 8 to our consolidated financial statements for detail regarding our long-term debt activity and Note 20 discussing the refinancing of our long-term debt.

Contractual Obligations and Commitments

We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to variable interest rate debt were estimated using the interest rate in effect at September 30, 2017.

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt – regular	$61,788	$9,512	$9,653	$8,270	$6,116	$4,923	$23,314
Long-term debt – balloon	63,161	7,928	2,370	24,816	5,285	8,317	14,445
Interest payments	39,099	8,626	7,509	6,075	4,297	2,652	9,940
Operating leases	38,696	2,967	2,797	2,841	2,830	2,784	24,477
Uncertain tax positions(a)(b)	-	-	-	-	-	-	-

(a)	We have $865,000 of uncertain tax positions recorded in accrued liabilities. It is expected that these assessments will be settled within the next twelve months. See Note 9 to our consolidated financial statements.

(b)	On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law (the “Act”). The Act provides, among others, the reduction of the statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

On December 14, 2017, the Company entered into a loan agreement (“New Loan”) with a bank for $81.2 million. The New Loan fully refinances 20 of the Company’s notes payable and partially pays down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The New Loan consists of three promissory notes:

i)

The first note amounts to $62.5 million with a term of 10 years at a 5.75% fixed interest rate for the first five years, then repriced one time at the then current U.S. Treasury rate plus 3.5%, with a floor rate of 5.75%, and payable in monthly installments of $442,058, based upon a 20-year amortization period, with the balance payable at maturity;

ii)

The second note amounts to $10.6 million with a term of 10 years at a 5.45% fixed interest rate until July 2020, after which to be repriced at a fixed interest rate of 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest rate of the first note. This note is payable $78,098 monthly for principal and interest until July 2020, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity; and

iii)

The third note amounts to $8.1 million with a term of 10 years at a 5.95% fixed interest rate until August 2021, after which to be repriced at 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest of the first note. This note is payable $100,062 monthly for principal and interest until August 2021, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity.

In addition to the monthly principal and interest payments as provided above, the Company will pay monthly installments of principal of $250,000, applied to the first note, until such time as the loan-to-value ratio of the Properties, based upon reduced principal balance of the New Loan and the then current value of the Properties, is not greater than 65%. The New Loan has eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020 and $5.3 million originally scheduled in fiscal 2021.

In connection with the Repaid Notes, we wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method.

Other than the debt refinancing described above, we are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2017	(Decrease)	2016	(Decrease)	2015

Sales of alcoholic beverages	$60,439	5.6%	$57,216	2.5%	$55,829
Sales of food and merchandise	18,256	2.0%	17,900	-4.3%	18,713
Service revenues	58,132	13.4%	51,276	-3.3%	53,014
Other	8,069	-4.7%	8,468	7.3%	7,893
Total revenues	$144,896	7.4%	$134,860	-0.4%	$135,449
Net cash provided by operating activities	$21,094	-8.4%	$23,031	40.7%	$16,364
Adjusted EBITDA*	$37,348	8.2%	$34,531	1.2%	$34,125
Long-term debt	$124,352	17.4%	$105,886	12.2%	$94,349

* See definition and calculation of Adjusted EBITDA under the Non-GAAP Financial Measures subsection of Results of Operations above.

We have not established financing other than the notes payable, including the New Loan in Note 20, and our existing line of credit facility discussed in Note 8 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2017, 2016 and 2015, we paid for treasury stock amounting to $1.1 million, $7.3 million and $2.3 million representing 89,685 shares, 747,081 shares and 225,280 shares, respectively. We have $3.1 million remaining to purchase additional shares as of September 30, 2017.

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

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters).

GROWTH STRATEGY

We believe that our nightclub operations can continue to grow organically and through careful entry into markets and demographic segments with high growth potential. Our growth strategy involves the following: (i) to acquire existing units in locations that are consistent with our growth and income targets and which appear receptive to the upscale club formula we have developed; (ii) to open new units after market analysis; (iii) to franchise our Bombshells brand; (iv) to form joint ventures or partnerships to reduce start-up and operating costs, with us contributing equity in the form of our brand name and management expertise; (v) to develop new club concepts that are consistent with our management and marketing skills; (vi) to develop and open our restaurant concepts as our capital and manpower allow; and (vii) to control the real estate in connection with club operations, although some units may be in leased premises.

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All five of the currently existing Bombshells are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

During fiscal 2015, we acquired 51% of Drink Robust for $3.6 million. Prior to fiscal 2015, we owned 15% of Drink Robust for a $750,000 investment. In fiscal 2016, we sold 31% of our 51% interest in Robust, and in fiscal 2017, we fully impaired the remaining 20%. We also acquired an adult nightclub in Austin, Texas for $6.8 million, including the building in which it operates. We also acquired another adult nightclub in Minneapolis, Minnesota for $8.5 million, including the building in which it operates.

During fiscal 2016, we did not acquire any new club, restaurant or investment, in adherence to our capital allocation strategy. We acquired land for $5.9 million for future Bombshells sites. In September 2016, we opened Hoops Cabaret and Sports Bar in New York City.

During fiscal 2017, we acquired two clubs, one in Florida (Scarlett’s Miami) and another in Illinois (Hollywood Showclub) and certain adjacent real estate for an aggregate purchase price of $30.2 million. See Note 14 to the consolidated financial statements for details of the transactions. We subsequently relaunched Hollywood Showclub as Scarlett’s St. Louis, and opened a club (Hollywood Hunt Club) on the real estate acquired in Illinois.

We plan to open at least two Bombshells in fiscal 2018.

We continue to evaluate opportunities to acquire new nightclubs and anticipate acquiring new locations that fit our business model as we have done in the past. The acquisition of additional clubs may require us to take on additional debt or issue our common stock, or both. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise. An inability to obtain such additional financing could have an adverse effect on our growth strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are debt instruments with variable interest rates, aggregating $4.3 million at September 30, 2017. The note bears interest at 2% above prime with a floor of 5%. If the prime rate were to rise, the effect on our annual statement of income would be $43,000, before taxes, for each 1% rise above a prime rate of 3.5%.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 43.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. as of September 30, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCI Hospitality Holdings, Inc. at September 30, 2017, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for testing goodwill for impairment for its fiscal 2017 annual impairment test as of September 30, 2017 due to the adoption of Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RCI Hospitality Holdings, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2018 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Cleveland, Ohio

February 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. and subsidiaries (the “Company”), as of September 30, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCI Hospitality Holdings, Inc. and subsidiaries, as of September 30, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 13, 2016

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$9,922	$11,327
Accounts receivable, net	3,187	4,365
Inventories	2,149	2,019
Prepaid insurance	3,826	2,897
Other current assets	1,399	1,108
Assets held for sale	5,759	7,671
Total current assets	26,242	29,387
Property and equipment, net	148,410	141,073
Notes receivable	4,993	4,800
Goodwill	43,866	45,847
Intangibles, net	74,424	52,766
Other assets	1,949	2,188
Total assets	$299,884	$276,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,147	$1,701
Accrued liabilities	11,524	15,386
Current portion of long-term debt	17,440	9,950
Total current liabilities	31,111	27,037
Deferred tax liability, net	25,541	23,266
Long-term debt	106,912	95,936
Other long-term liabilities	1,095	483
Total liabilities	164,659	146,722

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,808 shares issued and outstanding as of September 30, 2017 and 2016, respectively	97	97
Additional paid-in capital	63,453	64,552
Retained earnings	69,195	62,106
Total RCIHH stockholders’ equity	132,745	126,755
Noncontrolling interests	2,480	2,584
Total stockholders’ equity	135,225	129,339
Total liabilities and stockholders’ equity	$299,884	$276,061

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended September 30,
	2017	2016	2015
Revenues
Sales of alcoholic beverages	$60,439	$57,216	$55,829
Sales of food and merchandise	18,256	17,900	18,713
Service revenues	58,132	51,276	53,014
Other	8,069	8,468	7,893
Total revenues	144,896	134,860	135,449
Operating expenses
Cost of goods sold
Alcoholic beverages sold	13,114	12,624	12,036
Food and merchandise sold	7,398	6,810	7,467
Service and other	209	1,112	814
Cost of goods sold (exclusive of items shown separately below)	20,721	20,546	20,317
Salaries and wages	40,029	37,457	37,732
Selling, general and administrative	46,775	43,075	43,598
Depreciation and amortization	6,920	7,328	7,045
Other charges, net	7,312	5,761	6,030
Total operating expenses	121,757	114,167	114,722
Income from operations	23,139	20,693	20,727
Other income (expenses)
Interest expense	(8,764)	(7,982)	(6,969)
Interest income	266	131	15
Non-operating gains	-	-	229
Income before income taxes	14,641	12,842	14,002
Income taxes	6,359	2,373	5,111
Net income	8,282	10,469	8,891
Net loss (income) attributable to noncontrolling interests	(23)	749	323
Net income attributable to RCIHH common shareholders	$8,259	$11,218	$9,214

Earnings per share attributable to RCIHH common shareholders
Basic	$0.85	$1.13	$0.89
Diluted	$0.85	$1.11	$0.89

Weighted average number of common shares outstanding
Basic	9,731	9,941	10,359
Diluted	9,743	10,229	10,406

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2017	2016	2015
Net income	$8,282	$10,469	$8,891
Amount reclassified from accumulated other comprehensive income	-	(109)	-
Other comprehensive income:
Unrealized holding gain on securities available for sale	-	-	18
Comprehensive income	8,282	10,360	8,909
Comprehensive loss (income) attributable to noncontrolling interests	(23)	749	323
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$8,259	$11,109	$9,232

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30, 2017, 2016 and 2015

(in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2014	10,067	$101	$66,727	$42,536	$91	-	$-	$3,010	$112,465
Purchase of treasury shares	-	-	-	-	-	(225)	(2,296)	-	(2,296)
Canceled treasury shares	(225)	(2)	(2,294)	-	-	225	2,296	-	-
Stock options exercised	10	-	87	-	-	-	-	-	87
Common stock issued for acquisition	200	2	2,373	-	-	-	-	-	2,375
Common stock issued for debt and interest	233	2	2,356	-	-	-	-	-	2,358
Stock-based compensation	-	-	480	-	-	-	-	-	480
Payments to noncontrolling interests	-	-	-	-	-	-	-	(216)	(216)
Noncontrolling interests at acquisition of business	-	-	-	-	-	-	-	3,392	3,392
Change in marketable securities	-	-	-	-	18	-	-	-	18
Net income (loss)	-	-	-	9,214	-	-	-	(323)	8,891

Balance at September 30, 2015	10,285	$103	$69,729	$51,750	$109	-	$-	$5,863	$127,554
Purchase of treasury shares	-	-	-	-	-	(747)	(7,311)	-	(7,311)
Canceled treasury shares	(747)	(8)	(7,303)	-	-	747	7,311	-	-
Vesting of restricted stock	96	1	(1)	-	-	-	-	-	-
Common stock issued for debt and interest	125	1	1,267	-	-	-	-	-	1,268
Warrants exercised	49	-	500	-	-	-	-	-	500
Stock-based compensation	-	-	360	-	-	-	-	-	360
Payment of dividends	-	-	-	(862)	-	-	-	-	(862)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(217)	(217)
Divestiture in Drink Robust	-	-	-	-	-	-	-	(2,313)	(2,313)
Change in marketable securities	-	-	-	-	(109)	-	-	-	(109)
Net income (loss)	-	-	-	11,218	-	-	-	(749)	10,469

Balance at September 30, 2016	9,808	$97	$64,552	$62,106	$-	-	$-	$2,584	$129,339
Purchase of treasury shares	-	-	-	-	-	(89)	(1,099)	-	(1,099)
Canceled treasury shares	(89)	-	(1,099)	-	-	89	1,099	-	-
Payment of dividends				(1,170)					(1,170)
Payments to noncontrolling interests								(215)	(215)
Divestiture in Drink Robust								88	88
Net income				8,259				23	8,282

Balance at September 30, 2017	9,719	$97	$63,453	$69,195	$-	-	$-	$2,480	$135,225

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,282	$10,469	$8,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,920	7,328	7,045
Deferred tax expense	2,273	1,143	3,882
Loss (gain) on sale of assets	(838)	388	808
Impairment of assets	7,639	3,492	1,705
Amortization of debt issuance costs, note discount and beneficial conversion	218	455	36
Gain on acquisition of controlling interest in subsidiary	-	-	(229)
Gain on settlement of patron tax	(102)	-	(8,167)
Gain on sale of marketable securities	-	(116)	-
Deferred rent expense (credit)	272	15	(38)
Stock-based compensation expense	-	360	480
Debt prepayment penalty	75	-	-
Changes in operating assets and liabilities:
Accounts receivable	878	(3,986)	(339)
Inventories	(19)	(124)	54
Prepaid expenses and other assets	(1,526)	(18)	852
Accounts payable and accrued liabilities	(2,978)	3,625	1,384
Net cash provided by operating activities	21,094	23,031	16,364

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,145	3,427	-
Proceeds from sale of marketable securities	-	621	-
Proceeds from notes receivable	107	-	-
Additions to property and equipment	(11,249)	(28,148)	(19,259)
Acquisition of businesses, net of cash acquired	(9,527)	-	(2,328)
Net cash used in investing activities	(18,524)	(24,100)	(21,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,399	32,049	18,283
Payments on long-term debt	(13,080)	(19,159)	(12,579)
Exercise of stock options and warrants	-	500	87
Purchase of treasury stock	(1,099)	(7,311)	(2,296)
Payment of dividends	(1,170)	(862)	-
Payment of loan origination costs	(735)	(624)	-
Debt prepayment penalty	(75)	-	-
Distribution to noncontrolling interests	(215)	(217)	(216)
Net cash provided by (used in) financing activities	(3,975)	4,376	3,279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,405)	3,307	(1,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,327	8,020	9,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,922	$11,327	$8,020

CASH PAID DURING PERIOD FOR:
Interest paid, net of amounts capitalized	$8,081	$7,719	$6,540
Income taxes	$4,185	$1,914	$3,776

Non-cash transactions:

	Years Ended September 30,
	2017	2016	2015
Issue of shares of common stock for debt and interest
Number of shares	-	125	233
Value of shares	$-	$1,268	$2,358
Debt incurred in connection with seller in connection with acquisition of businesses and property and equipment	$20,552	$-	$3,379
Notes receivable received as proceeds from sale of assets	$-	$4,800	$-
Accrued liabilities due settled with debt	$-	$-	$7,234
Unrealized gain on marketable securities	$-	$-	$18
Issue of shares of common stock for acquiring a business
Number of shares	-	-	200
Value of shares	$-	$-	$2,375
Note payable reduction from sale proceeds of property	$1,500	$-	$-
Refinanced long-term debt	$8,000	$-	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont, Texas, as well as Minneapolis, Minnesota; Philadelphia, Pennsylvania; Charlotte, North Carolina; New York, New York; Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; and Washington Park, Illinois. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is owned. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on September 30. References to years 2017, 2016 and 2015 are for fiscal years ended September 30, 2017, 2016 and 2015, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances and other miscellaneous receivables. Long-term notes receivable include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or market.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense during site construction from related debt is capitalized, amounting to $43,000 in fiscal 2017 and $59,000 in fiscal 2016.

See Note 3 in relation to revision of prior year financial statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but reviewed on an annual basis for impairment. Definite-lived intangible assets are amortized on a straight-line basis over their estimated lives.

The costs of purchasing transferable licenses through open markets are capitalized as indefinite-lived intangible assets. The costs of obtaining non-transferable licenses that are directly issued by local government agencies are expensed as incurred. Annual license renewal fees are expensed over their renewal term.

Goodwill and other intangible assets that have indefinite useful lives are tested annually for impairment during our fourth fiscal quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

For our goodwill impairment review, we first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, we perform a Step 1 analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. As detailed in the “Impact of Recently Issued Accounting Standards” section of this Note, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during Q4 of 2017, and accordingly, we recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million. See Note 16.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $1.4 million for 2017, $2.1 million for 2016 and $1.7 million for 2015, related to two clubs in 2017, one club in 2016 and two clubs in 2015. See Note 16

See related discussion of the early adoption of ASU 2017-04 at the end of Note 2.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During the fourth quarter of fiscal 2017, the Company impaired one club for $385,000, and during the fourth quarter of fiscal 2016, the Company recognized a loss on disposal on one property held for sale in Fort Worth, Texas for $1.4 million. See Note 16.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention. Other rental revenues are recognized when earned.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income. See Note 4.

Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where we operate our businesses. Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

U.S. GAAP creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We recognize penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses, and recognize interest accrued related to unrecognized tax benefits in interest expense.

See Note 3 in relation to revision of prior year financial statements.

Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method, which are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses. Investments in companies in which the Company owns less than a 20% interest, or where the Company does not exercise significant influence, are accounted for at cost and reviewed for any impairment. Cost and equity method investments are included in other assets in the Company’s consolidated balance sheets. During the year ended September 30, 2013, the Company acquired approximately 12% of Drink Robust, Inc. (“Robust”) for $600,000. This investment was increased to 15% during the year ended September 30, 2014, and to 51% in October 2014, at which time the subsidiary became part of the consolidated group. The Company sold 31% of this company on September 29, 2016, retaining 20% (see additional discussion in Note 14). Because the Company has no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of sale. The carrying value of the cost-method investment in Robust was $1.2 million as of September 30, 2016. During the fourth quarter of fiscal 2017, we determined our investment in Drink Robust was impaired and recognized an other-than temporary impairment totaling $1.2 million which brought our carrying value of this investment to zero.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows (in thousands, except per share data):

	For the Year Ended
	September 30,
	2017	2016	2015
Basic earnings per share:
Net income attributable to RCIHH shareholders	$8,259	$11,218	$9,214
Weighted average number of common shares outstanding - basic	9,731	9,941	10,359
Basic earnings per share	$0.85	$1.13	$0.89
Diluted earnings per share:
Net income attributable to RCIHH shareholders	$8,259	$11,218	$9,214
Adjustment to net earnings from assumed conversion of debentures (1)	5	153	29
Adjusted net income attributable to RCIHH shareholders	8,264	11,371	9,243
Weighted average number of common shares outstanding - diluted:
Weighted average number of common shares outstanding - basic	9,731	9,941	10,359
Effect of potentially dilutive restricted stock, warrants and options (2)	-	60	-
Effect of potentially dilutive convertible debentures (1)	12	228	47
Weighted average number of common shares outstanding - diluted	9,743	10,229	10,406
Diluted earnings per share	$0.85	$1.11	$0.89

*EPS may not foot due to rounding.

(1) Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

Additional shares for options, warrants and debentures amounting to zero, 72,400 and 353,400 for the year ended September 30, 2017, 2016 and 2015 were not considered since they would be antidilutive.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2017, 2016 and 2015 totaling $0, $0.5 million and $4.6 million, respectively, were convertible into common stock at prices ranging from $10.00 to $12.50 in each of fiscal year 2016 and 2015. Convertible debentures amounting to $0.9 million, $0.5 million and $0.5 million were dilutive in 2017, 2016 and 2015, respectively.

See Note 3 in relation to revision of prior year financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Stock Options

At September 30, 2017 and 2016, the Company has no stock options outstanding. The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and recognized as expense over their requisite service period. The Company estimates grant date fair value using the Black-Scholes option-pricing model. The critical estimates are volatility, expected life and risk-free rate.

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

U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities had zero balance as of September 30, 2017 and 2016.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2017, 2016 and 2015.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in other charges, net in the consolidated statements of income.

Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Goodwill	$4,572	$-	$-	$4,572
Property and equipment, net	4,678	-	4,678	-
Indefinite-lived intangibles	25,740	-	-	25,740
Definite-lived intangibles, net	600	-	-	600

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets held for sale	$2,199	$-	$-	$2,199
Other assets	1,156	-	-	1,156

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

	Impairments Recognized
	Years Ended September 30,
Description	2017	2016	2015
Goodwill	$(4,697)	$-	$-
Property and equipment, net	(385)	-	-
Indefinite-lived intangibles	(1,401)	(2,092)	(1,705)
Assets held for sale	-	(1,400)	-
Other assets	(1,156)	-	-

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company is still evaluating the impact of the standard and which transition method it is going to use upon adoption.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has adopted this guidance as of October 1, 2016, and its adoption did not have an impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued amended guidance ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations, and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. The Company has early adopted ASU 2016-09 as of October 1, 2016. As of September 30, 2017 and 2016, we do not have any stock-based compensation awards outstanding.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU intends to reduce diversity in practice on how the following cash activities are presented in the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent considerations payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate and bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. We early adopted this guidance as of October 1, 2016. There were no prior period transactions that need to be adjusted.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amount of goodwill impairment will now be the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment (Step 0) to determine if a quantitative impairment test is necessary. The same one-step test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020; other public business entities will have an additional year. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this ASU in the fourth quarter of fiscal 2017 and recognized goodwill impairments of $3.3 million as a result of the excess of the fair value calculated in Step 1 as compared to the carrying value of goodwill.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

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

3. Revision of Prior Year Immaterial Misstatements and Reclassifications

During the Company’s preparation of its fiscal year 2017 financial statements, the Company assessed the materiality of certain prior year depreciation expense and income tax misstatements that could have a material impact if corrected in the current year. The misstatement in depreciation expense relates to certain leasehold improvements to which incorrect depreciable lives were assigned. The misstatement in income taxes relates to certain differences in deferred taxes in prior years, partially offset by income taxes payable. The Company has revised its consolidated financial statements as of and for the years ended September 30, 2016 and 2015, and the opening balance of retained earnings as of September 30, 2014.

The table below presents the impact of the revision in the Company’s consolidated financial statements:

	Fiscal Year Ended September 30, 2016			Fiscal Year Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Statements of Income/ Comprehensive Income:
Depreciation and amortization	$7,173	$155	$7,328	$6,894	$151	$7,045
Total operating expenses	114,012	155	114,167	114,571	151	114,722
Income from operations	20,848	(155)	20,693	20,878	(151)	20,727
Income before income taxes	12,997	(155)	12,842	14,153	(151)	14,002
Income taxes	2,657	(284)	2,373	5,164	(53)	5,111
Net income	10,340	129	10,469	8,989	(98)	8,891
Net income attributable to RCIHH common shareholders	11,089	129	11,218	9,312	(98)	9,214
Earnings per share - basic	$1.12	$0.01	$1.13	$0.90	$(0.01)	$0.89
Earnings per share - diluted	$1.10	$0.01	$1.11	$0.90	$(0.01)	$0.89
Comprehensive income	$10,231	$129	$10,360	$9,007	$(98)	$8,909
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	10,980	129	11,109	9,330	(98)	9,232

	September 30, 2016
	As Previously Reported	Reclassifications	Adjustments	As Revised
Balance Sheets/Statements of Changes in Stockholders’ Equity
Property and equipment, net	$142,003	$(503)	$(427)	$141,073
Goodwill	45,921	(74)	-	45,847
Intangibles, net	52,189	577	-	52,766
Total assets	276,488	-	(427)	276,061
Accrued liabilities	12,806	-	2,580	15,386
Total current liabilities	24,457	-	2,580	27,037
Deferred tax liability	25,470	-	(2,204)	23,266
Total liabilities	146,346	-	376	146,722
Retained earnings	62,909	-	(803)	62,106
Total RCIHH stockholders’ equity	127,558	-	(803)	126,755
Total stockholders’ equity	130,142	-	(803)	129,339
Total liabilities and stockholders’ equity	276,488	-	(427)	276,061

The net cash provided by or used in operating, investing and financing activities did not change as a result of the revision. Certain components of net cash provided by operating activities, as presented above, changed but net change amounted to zero for each prior year statement of cash flows presented.

During the quarter ended September 30, 2017, the Company revised its presentation of cost of goods sold in its consolidated statements of income. The Company determined that this revision is not material to any prior period and has reflected this revision in the results of operations for the fiscal years ended September 30, 2016 and 2015. This presentation did not affect total cost of goods sold, total operating expenses, income from operations, net income, or net income attributable to RCIHH common shareholders.

During the quarter ended September 30, 2017, we revised the classification of certain goodwill assets to indefinite-lived intangible assets in our September 30, 2016 consolidated balance sheet amounting to $74,000 to conform to GAAP. In the same period, we revised the classification of computer software from property and equipment, net to intangible assets with a net carrying value of $503,000 as of September 30, 2016.

During the year ended September 30, 2016 in relation to the sale of the 31% interest in Drink Robust, we previously reported a gain on sale of $641,000 and an impairment charge of $825,000 on the remaining 20% interest. We have revised the disclosure in Note 14 to our consolidated financial statements to disclose a loss on sale of $164,000. There is no impact in the financial statements since both the gain and impairment were included in other charges, net in the consolidated statement of income for the year ended September 30, 2016.

4. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2017	2016
Insurance	$3,160	$2,303
Payroll and related costs	1,889	1,506
Property taxes	1,270	1,017
Sales and liquor taxes	990	889
Patron tax	801	1,559
Lawsuit settlement	295	2,704
Unearned revenues	196	256
Income taxes	549	559
Other	2,374	4,593
	$11,524	$15,386

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2017	2016	2015
Taxes and permits	$8,026	$8,089	$8,031
Advertising and marketing	6,704	5,374	5,610
Supplies and services	4,873	4,815	4,726
Insurance	4,006	3,575	3,364
Rent	3,258	3,278	4,526
Legal	3,074	3,197	3,318
Utilities	2,824	2,871	2,999
Charge cards fees	2,783	2,252	2,176
Security	2,251	2,042	1,905
Accounting and professional fees	2,159	1,286	1,263
Repairs and maintenance	2,091	2,088	1,916
Other	4,726	4,208	3,764
	$46,775	$43,075	$43,598

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2017	2016	2015
Impairment of assets	$7,639	$3,492	$1,705
Settlement of lawsuits	317	1,881	11,684
Loss (gain) on sale of assets	(542)	388	808
Gain on settlement of patron tax	(102)	-	(8,167)
	$7,312	$5,761	$6,030

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2017	2016
Buildings and land	$122,996	$121,645
Equipment	30,107	26,715
Leasehold improvements	31,969	24,942
Furniture	8,612	8,009
Total property and equipment	193,684	181,311
Less accumulated depreciation	(45,274)	(40,238)

Property and equipment, net	$148,410	$141,073

Included in buildings and leasehold improvements above are construction-in-progress projects amounting to $1.6 million and $6.3 million as of September 30, 2017 and 2016, respectively.

Depreciation expense was approximately $6.7 million, $6.6 million and $6.3 million for fiscal years 2017, 2016 and 2015, respectively.

See Note 3 in relation to revision of prior year financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

6. Assets Held for Sale

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

At the end of the quarter ended June 30, 2017, Company management decided to close an underperforming club in Dallas. The Company wrote off the balance of goodwill for that location and recorded an impairment charge amounting to $1.4 million, which is included in other charges, net in our consolidated statements of income for the three months ended June 30, 2017. The Company also recorded in assets held for sale the carrying value of the property for sale consisting principally of land and building amounting to $5.2 million, which is lower than fair value less cost to sell.

At the end of the quarter ended September 30, 2017, two properties classified as held for sale with a carrying value of $4.3 million were reclassified to property and equipment, net in the consolidated balance sheet. At September 30, 2017, we determined the assets no longer met the criteria for held for sale as the sale of one property was no longer likely to be completed within one year and that the other property was no longer available for immediate sale in its present condition due to a lease executed during the period. The assets were measured at the carrying value as adjusted for depreciation which was lower than the fair value at the date reclassified.

The Company expects the properties held for sale to be sold within 12 months through property listings by our real estate brokers.

The assets held for sale do not have liabilities associated with them that need to be directly settled from the proceeds in the event of a transaction.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2017	2016
Indefinite useful lives:
Goodwill	$43,866	$45,847
Licenses	70,644	51,849
Tradename	2,215	-

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	116	123
Non-compete agreements	5 years	681	291
Software	5 years	768	503
		1,565	917
Total goodwill and other intangible assets		$118,290	$98,613

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Goodwill and Other Intangible Assets - continued

	2017			2016
	Definite- Lived Intangibles	Indefinite-Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite-Lived Intangibles	Goodwill
Beginning balance	$917	$51,849	$45,847	$5,176	$55,902	$52,567
Intangibles acquired	865	22,411	2,716	496	-	-
Impairment	-	(1,401)	(4,697)	-	(2,092)	-
Sale/closure of reporting units	-	-	-	(4,003)	(1,961)	(6,720)
Amortization	(217)	-	-	(752)	-	-
Ending balance	$1,565	$72,859	$43,866	$917	$51,849	$45,847

Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2017 is: 2018 - $352,000; 2019 - $321,000; 2020 - $305,000; 2021 - $281,000; 2022 - $228,000; and thereafter - $78,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses and tradename, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination, while the relief from royalty method was used in calculating the value of tradenames. During the year ended September 30, 2017, the Company recognized an impairment loss of $4.7 million related to the goodwill of four reporting units, including one held for sale, as well as an impairment loss of $1.4 million related to two locations’ SOB licenses. The Company impaired one reporting unit during the year ended September 30, 2016 amounting to $2.1 million for indefinite-lived intangibles. The Company impaired two reporting units during the year ended September 30, 2015 in the aggregate amount of $1.7 million for indefinite-lived intangible and zero for goodwill. See Note 16.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

		September 30,
		2017	2016

Notes payable at 10-11%, mature August 2022 and December 2024	*	$2,358	$2,662
Note payable at 7%, matures December 2019	*	95	133
Notes payable at 5.5%, matures January 2023	*	1,157	1,238
Notes payable at 5.5%, matures January 2023 and January 2022	*	4,510	4,864
Note payable refinanced at 6.25%, matures July 2018	*	1,120	1,227
Note payable at 6.3%, matures June 2030, collateralized by aircraft		-	422
Note payable at 9.5%, matures August 2024	**	6,941	10,642
Notes payable at 9.5%, mature September 2024	*	6,423	7,040
6% convertible debentures, mature March 2023	**	-	406
Notes payable at 13%, matures October 2016 and 2017	**	-	4,000
Notes payable at 5-7%, mature from 2018 to 2028	*	1,679	1,867
Note payable at 11%, matures June 2018	*	-	1,500
9% convertible debentures mature October 2016		-	452
7.45% note payable collateralized by aircraft, matures January 2019		2,740	3,013
Notes payable at 12%, mature December 2017 and September 2018	**	-	4,000
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%		5,613	6,201
Note payable at 6.5%, matures January 2020	*	4,484	4,621
Note payable at 6%, matures January 2019	*	504	857
Notes payable at 5.5%, matures May 2020	*	5,320	5,493
Note payable at 6%, matures May 2020	*	1,037	1,386
Note payable at 5.25%, matures December 2024	*	1,777	1,842
Note payable at 5.45%, matures July 2020	*	10,620	10,962
Note payable at the greater of 2% above prime or 5% (6.25% at September 30, 2017), matures October 2025	*	4,303	4,430
Note payable at 5%, matures January 2026	*	9,672	9,882
Note payable at 5.25%, matures March 2037	*	4,651	4,442
Note payable at 5%, matures July 2017	*	-	2,157
Note payable at 6.25%, matures February 2018	*	1,894	1,894
Note payable at 5.95%, matures August 2021	*	8,267	8,945
Note payable at 12%, matures October 2021	**	9,671	-
Note payable at 4.99%, matures April 2037, collateralized by aircraft		941	-
Notes payable at 12%, mature May 2020	**	5,440	-
Note payable at 5%, matures November 2017	**	5,000
Note payable at 8%, matures May 2029	**	15,291	-
Note payable at 5%, matures May 2038	*	3,441	-
Total debt		124,949	106,578
Less unamortized debt issuance costs		(597)	(692)
Less current portion		(17,440)	(9,950)

Total long-term debt		$106,912	$95,936

* Collateralized by real estate

** Collateralized by stock in subsidiary

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2017	2016
Secured by real estate	$73,312	$76,204
Secured by stock in subsidiary	42,343	19,048
Secured by other assets	3,681	3,435
Unsecured	5,613	7,891
	$124,949	$106,578

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

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bore interest at 6.30% with monthly principal and interest payments of $3,803 beginning in July 2010, maturing June 2030. This note was refinanced with a bank in April 2017 with the borrowing of $952,690 at 4.99% for 20 years, together with a purchase of a new aircraft. Monthly payments for the new note is at $6,286, including interest, beginning in May 2017. This note has been paid off in 2017.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt – continued

The Club Note from the Jaguars acquisition also provides that in the event any regulatory or administrative authority seeks to enforce or attempts to collect any tax or obligation or liability that may be due pursuant to the Texas Patron Tax (sometimes referred to as the “Pole Tax”) or related legislation, then the then outstanding principal amount of the Club Note, as of the date the tax is enforced, will immediately be reduced by an amount calculated by multiplying 1,200,000 by the dollar amount of the per-person tax implemented (the “Reduction Amount”). The Reduction Amount cannot exceed $6.0 million. By way of example, if exactly two years after closing, a $2.00 per person tax is implemented and enforced, the Reduction Amount would be $2.4 million and the then principal amount of the Club Note would be reduced $2.4 million. The Texas Patron Tax is currently enacted to be $5 per person which equates to a $6.0 million Reduction Amount. The State of Texas has demanded payment and this provision was invoked in July 2014 and the Company recorded a gain of $6 million, less related debt discount.

During the year ended September 30, 2013, the Company acquired four parcels of real estate at a cost aggregating $3,230,000 and incurred debt aggregating $2.6 million in connection therewith. The notes bear interest at rates ranging from 5 - 7% and are payable $25,660 monthly, including principal and interest. The notes mature from 2018 to 2028.

On October 15, 2013, the Company sold to certain investors (i) 9% Convertible Debentures with an aggregate principal amount of $4,525,000 (the “Debentures”), under the terms and conditions set forth in the Debentures, and (ii) warrants to purchase a total of 72,400 shares of the Company’s common stock (the “Warrants”), under the terms and conditions set forth in the Warrants. Each of the Debentures had a term of three years, was convertible into shares of our common stock at a conversion price of $12.50 per share (subject to adjustment), and had an annual interest rate of 9%, with one initial payment of interest only due April 15, 2014. Thereafter, the principal amount was payable in 10 equal quarterly principal payments, which amounts to a total of $452,500, plus accrued and unpaid interest. Six months after the issue date of the Debentures, we had the right to redeem the Debentures if the Company’s common stock has a closing price of $16.25 (subject to adjustment) for 20 consecutive trading days. The Warrants had an exercise price of $12.50 per share (subject to adjustment) and expired on October 15, 2016. The Company sold the Debentures and Warrants to the investors in a private transaction and received consideration of $4,525,000. The notes were paid off in October 2016.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt – continued

On January 13, 2015 a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing in the form of a note at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%. Payments on these notes aggregate $68,829 per month. See Note 14.

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million. See Note 14. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2017. Payments on these notes aggregate to $65,355 per month.

On July 30, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000, including interest at 5.45% and matures in five years and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2017.

In 2015, the Company reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two nonsettled locations. Going forward, the Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. This is included as long-term debt in the consolidated balance sheets.

In October 2015, the Company refinanced certain real estate debt amounting to $2.3 million with new bank debt of $4.6 million. After closing costs, the Company received $2.0 million in cash from the transaction. The new debt is payable $30,244 per month, including interest at the prime rate plus 2% (5.5% at September 30, 2016) and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2017.

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

In January 2016, a subsidiary of the Company acquired the building in which the Company’s Rick’s Cabaret New York nightclub operates. The cost was $10.5 million, including closing costs and was purchased with a $10.0 million note, payable in monthly installments of approximately $59,000, including interest at 5.0% and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company is in compliance with such covenants as of September 30, 2017.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt – continued

In July 2016, the Company acquired certain land for future development of a Bombshells in Harris County, Texas for $3.3 million, financed with a bank note for $2.2 million, payable interest only at 5.0% monthly until its maturity in 12 months. This note has been paid off in 2017.

In August 2016, the Company acquired certain land for future development of a Bombshells in Harris County, Texas for $2.5 million, financed with a bank note for $1.9 million, payable interest only at 5.0% monthly until its maturity in 18 months.

In August 2016, the Company refinanced two notes payable with an aggregate carrying value of $6.1 million with a $9.0 million bank note at an interest rate of 5.95%. The note matures in 10 years with monthly installments of $100,062 and a balloon payment at maturity for the remaining balance. There are certain financial covenants with which the Company must be in compliance related to this financing, which the Company would not have been in compliance with as of September 30, 2017, except for the subsequent effect of the New Loan (see Note 20).

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

On March 13, 2017, the Company entered into a promissory note with a bank, which provides for a $1.0 million revolving line of credit maturing on March 13, 2018. The interest rate under this revolving line of credit is at 6.5% per annum payable every 13th of each month starting April 13, 2017 for all outstanding borrowings. In an event of a default, as defined in the agreement, the interest rate shall be increased to 17% per annum. As of September 30, 2017, the Company had available borrowing capacity of $1.0 million under the revolving line of credit.

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

On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 14), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Long-term Debt – continued

Future maturities of long-term debt consist of the following, net of debt discount (in thousands):

	Regular	Balloon	Total
	Amortization	Payments	Payments
2018	$9,512	$7,928	$17,440
2019	9,653	2,370	12,023
2020	8,270	24,816	33,086
2021	6,116	5,285	11,401
2022	4,923	8,317	13,240
Thereafter	23,314	14,445	37,759
	$61,788	$63,161	$124,949

9. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended September 30,
	2017	2016	2015
Current
Federal	$2,989	$260	$894
State and local	1,097	970	335
Total current income tax expense	4,086	1,230	1,229

Deferred
Federal	1,545	1,110	3,771
State and local	728	33	111
Total deferred income tax expense	2,273	1,143	3,882

Total income tax expense	$6,359	$2,373	$5,111

See Note 3 in relation to revision of prior year financial statements.

The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2017	2016	2015
Computed expected income tax expense	$4,979	$4,366	$4,759
State income taxes, net of federal benefit	291	730	221
Transfer of deferred tax liabilities with subsidiaries sold	-	(841)	-
Permanent differences	108	(109)	131
Change in deferred tax liability rate	1,329	-	-
Reserve for uncertain tax position	406	240	-
Tax credits	(564)	(2,013)	-
Other	(190)	-
Total income tax expense	$6,359	$2,373	$5,111

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Income Taxes - continued

During the fiscal year ended September 30, 2016 the Company deconsolidated three subsidiaries. Two of these subsidiaries were 100 percent owned subsidiaries, 100 percent of the stock of both of these subsidiaries were sold to third parties. The third subsidiary was a 51 percent owned subsidiary that was accounted for under the consolidated method; 31 percent of the 51 percent ownership of the stock was sold during the year to a third party, and the investment is now accounted for under the cost method. In accordance with U.S. GAAP, the company has elected to account for the deferred taxes on the inside basis differences of all three deconsolidated subsidiaries as a component of the gain or loss on the sale of the shares. All outside basis differences in the investment in subsidiaries stock are accounted for as a component of the tax provision.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2017	2016
Deferred tax assets:
Patron tax	$1,954	$2,074
Other	231	2,172
	2,185	4,246
Deferred tax liabilities:
Intangibles	(18,549)	(19,034)
Property and equipment	(9,177)	(8,478)
	(27,726)	(27,512)
Net deferred tax liability	$(25,541)	$(23,266)

For the year ended September 30, 2016, income tax expense includes a tax benefit in the amount of $2.0 million representing the net amount to be realized from fiscal year 2016 and from amending certain prior year federal tax returns to take the available FICA tip tax credits which were not taken in prior years. The Company will continue to utilize FICA tip credits in future tax filings.

Included in the Company’s deferred tax liabilities at September 30, 2017 and 2016 is approximately $15.9 million and $16.3 million, respectively, representing the tax effect of indefinite-lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold.

The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We recognize accrued interest related to unrecognized tax benefits as a component of accrued liabilities. We recognize penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses, and recognize interest accrued related to unrecognized tax benefits in interest expense. During the year ended September 30, 2017, the Company has accrued $865,000 (all related to previous years’ taxes) in uncertain state tax positions. In fiscal 2017, the Company also accrued $223,000 and $266,000 in penalties and interest, respectively, related to uncertain tax positions.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Income Taxes - continued

The following table shows the changes in the Company’s uncertain tax positions (in thousands):

	Years Ended September 30,
	2017	2016	2015
Balance at beginning of year	$240	$-	$-
Additions for tax positions of prior years	625	240	-

Balance at end of year	$865	$240	$-

The full balance of $865,000, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2016 remains open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 are currently being examined by the Internal Revenue Service. The Company is also being examined for state income taxes, the settlement of which may occur within the next twelve months.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Stock-Based Compensation

In 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. The options granted under the Plans may be either incentive stock options or non-qualified options. The 2010 Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2010 Plan. There were no options outstanding as of September 30, 2017 or 2016.

In July 2014, the Company granted to an executive officer and an officer of a subsidiary a total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $963,000, or $10.00 per share, and vest in two years. Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable requisite service periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. These restricted stock awards vested in July 2016 at an aggregate intrinsic value of $969,000. There was no restricted stock outstanding as of September 30, 2017 and 2016.

Stock-based compensation expense recognized during the fiscal years ended September 30, 2017, 2016 and 2015 amounted to $0, $360,000 and $480,000, respectively.

11. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.3 million, $3.3 million and $4.5 million for the years ended September 30, 2017, 2016 and 2015, respectively. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is included in other long-term liabilities in the consolidated balance sheets.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

11. Commitments and Contingencies - continued

Future minimum annual lease obligations as of September 30, 2017 are as follows:

2018	$2,967
2019	2,797
2020	2,841
2021	2,830
2022	2,784
Thereafter	24,477
Total future minimum lease obligations	$38,696

Legal Matters

Texas Patron Tax

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two nonsettled locations. The Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest.

The aggregate balance of Patron Tax settlement liability amounted to $5.6 million and $6.2 million as of September 30, 2017 and 2016, respectively, and is included in long-term debt in the consolidated balance sheets.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Legal Matters – continued

The Company expensed $11.1 million during the year ended September 30, 2015 as the final liability for its obligations under the settlement, which was included in other charges, net in the consolidated statement of income. Of this amount, $5.6 million was paid to entertainers and $5.5 million has been or will be paid to the lawyers. As of September 30, 2017 and 2016, the Company has a remaining balance of $37,000 and $2.7 million, respectively, recorded in accrued liabilities on the Company’s consolidated balance sheets.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. We have 8 unresolved cases left out of the original 71 cases.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Legal Matters – continued

On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleges that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleges JAI Phoenix is liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. A hearing date for the appeal has not yet been scheduled. JAI Phoenix believes the Court’s assessments of liability and damages are unsupportable by the facts of the case and the law, and JAI Phoenix will continue to vigorously defend itself. RCI Hospitality Holdings, Inc. is not a party to the lawsuit. The Company estimates a possible loss in the range of $0 to $5.0 million in this matter.

Settlements of lawsuits for the years ended September 30, 2017, 2016 and 2015 total $316,000, $1.9 million and $11.7 million, respectively. As of September 30, 2017 and 2016, the Company has accrued $295,000 and $2.7 million in accrued liabilities, respectively, related to settlement of lawsuits.

12. Common Stock

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

12. Common Stock - continued

During the year ended September 30, 2017, the following common stock transactions occurred:

●	The Company acquired 89,685 shares of its own common stock at a cost of $1.1 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

13. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $130,000, $108,000 and $94,000 for the years ended September 30, 2017, 2016 and 2015, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

14. Acquisitions and Dispositions

2015 Acquisitions

On October 30, 2014, a 51% owned subsidiary of the Company acquired certain assets and liabilities of Robust Energy LLC for $200,000 in cash and 200,000 shares of its restricted common stock for a total purchase price of $3.6 million. The Company also agreed to issue 50,000 shares of RCIHH common stock each to the two principals of Robust Energy LLC if Robust has net income of at least $1 million during the 2015 calendar year. The principals entered into a Lock-Up Agreement with the Company in connection with the issuance by the Company of its shares of common stock as explained above, which will provide that none of the shares will be sold for a period of one year after the date of issuance and, thereafter, neither principal will sell more than 1/6th of their respective shares per month that they receive in connection herewith. Robust is an energy drink distributor, targeting the on-premises bar and mixer market.

The following information summarizes the allocation of fair values assigned to the assets and liabilities at the purchase date (in thousands).

Inventory and accounts receivable	$500
Equipment, furniture and fixtures	356
Definite-lived intangibles	4,931
Goodwill	5,326
Accounts payable	(1,482)
Notes payable	(963)
Deferred tax liability	(1,726)
Noncontrolling interest	(3,392)
Net assets	$3,550

In accordance with U.S. GAAP, the Company recorded a gain of approximately $229,000 on the value of its earlier 15% ($750,000) investment in this company.

Goodwill from this transaction is deductible for tax purposes.

On January 13, 2015, a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%. See Note 8.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

14. Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets at the purchase date (in thousands).

Buildings and land	$3,130
Furniture and fixtures	20
Inventory	4
SOB license	3,546
Noncompete	100
Net assets	$6,800

On May 4, 2015, a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis, Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6%, and cash of $1.1 million. See Note 8.

The following information summarizes the allocation of fair values assigned to the assets at the purchase date (in thousands).

Buildings and land	$4,050
Furniture and fixtures	200
Inventory	109
Goodwill	3,941
Noncompete	200
Net assets	$8,500

Goodwill from this transaction is deductible for tax purposes.

2016 Dispositions

In September 2016, we sold a 31% interest in Robust for a $2.0 million note back to its former owner, retaining a 20% interest in the business. The sale of the 31% interest resulted in a loss in control of Robust and we recognized a loss of $184,000 at the date of deconsolidation. The loss was measured as the excess of the carrying amount of the assets and liabilities over the aggregate of 1) the fair value of the $2 million note received, 2) the fair value of retained non-controlling interest measured at $1.2 million, and 3) the carrying amount of the noncontrolling interest. At the date of deconsolidation, we no longer held a significant influence in Robust and have accounted for our 20% remaining interest as a cost method investment. The fair value of the remaining investment was $0 and $1.2 million as of September 30, 2017 and 2016. See Note 16 for further discussion of the other-than-temporary impairment recognized in 2017.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The gain/loss on sale transactions above includes a tax benefit of the deferred tax liabilities amounting to $2.5 million, which were released upon the sale of the entities.

2017 Acquisitions

On April 26, 2017, subsidiaries of the Company acquired the assets of the Hollywood Showclub in the Greater St. Louis area, as well as the club’s building and land, adjacent land, and a nearby building and land that can be used for another gentlemen’s club. The total purchase price for all the acquired assets and real properties was $4.2 million, paid in cash at closing.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$2,320
Furniture and equipment	141
Noncompete	200
Other assets	74
Goodwill	1,539
Accrued liability	(75)
Net assets	$4,199

Management believes that the recorded goodwill represents the Company’s expansion into the Greater St. Louis area. Goodwill will not be amortized, but will be tested at least annually for impairment. The goodwill balance of $1.5 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

On May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for a total consideration of $26.0 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.6 million through a 12-year amortizing 8% note. See Note 8.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Inventory	$109
Leasehold improvements	1,222
Furniture and equipment	633
Noncompete	400
SOB license	20,196
Tradename	2,215
Goodwill	1,177
Net assets	$25,952

Management believes that the recorded goodwill represents the Company’s strong market positioning in the South Florida area and with its different clientele from Tootsie’s Cabaret, which is five miles away, the two are complementary to each other including management synergies. Goodwill for this acquisition will not be amortized, but will be tested at least annually for impairment. The goodwill amount of $1.2 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

In conjunction with the acquisition, the Company made an election under IRS Code 338(h)10 to treat the acquisition as an asset purchase for tax purposes. As a result, no deferred taxes were recorded upon acquisition.

The Company’s pro forma results of operations for the acquisitions have not been presented because the effect of the acquisitions was not material to our consolidated financial statements. Since the acquisition dates, the two acquisitions generated combined revenues of $5.6 million that are included in the Company’s consolidated statements of income for the year ended September 30, 2017.

2017 Dispositions

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

On June 6, 2017, the Company closed on the sale of another non-income producing property, included in assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2016, for $1.5 million, recognizing approximately $0.9 million gain on the sale. The buyer owned one of the Company’s notes payable, hence, the Company exchanged the property for a $1.5 million reduction in its note payable.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2017, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017(4)
Revenues	$33,739	$34,518	$37,429	$39,210
Income from operations(1)	$6,333	$7,487	$7,883	$1,436
Net income (loss) attributable to RCIHH shareholders(1)	$2,898	$3,759	$3,841	$(2,239)
Earnings (loss) per share attributable to RCIHH shareholders
Basic	$0.30	$0.39	$0.40	$(0.23)
Diluted	$0.30	$0.39	$0.40	$(0.23)
Weighted average number of common shares outstanding
Basic	9,768	9,719	9,719	9,719
Diluted	9,814	9,721	9,719	9,719

	For the Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Revenues	$33,475	$34,396	$33,952	$33,037
Income from operations(2)	$5,717	$7,550	$6,657	$769
Net income attributable to RCIHH shareholders(2)	$2,552	$5,505	$2,653	$508
Earnings per share attributable to RCIHH shareholders
Basic	$0.25	$0.55	$0.27	$0.05
Diluted	$0.25	$0.54	$0.27	$0.05
Weighted average number of common shares outstanding
Basic	10,296	10,013	9,906	9,839
Diluted	10,635	10,215	10,047	9,840

	For the Three Months Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Revenues	$34,204	$34,989	$33,466	$32,790
Income (loss) from operations(3)	$6,140	$(2,616)	$14,152	$3,051
Net income (loss) attributable to RCIHH shareholders(3)	$3,360	$(2,841)	$8,267	$428
Earnings (loss) per share attributable to RCIHH shareholders
Basic	$0.33	$(0.28)	$0.81	$0.04
Diluted	$0.32	$(0.28)	$0.78	$0.04
Weighted average number of common shares outstanding
Basic	10,264	10,275	10,245	10,363
Diluted	10,929	10,275	10,707	10,363

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)

Fiscal year 2017 income from operations and net income attributable to RCIHH shareholders included $7.6 million in asset impairment ($1.4 million in the third quarter and $6.2 in the fourth quarter) and $1.3 million additional income tax expense due to change in deferred tax liability rate in the fourth quarter. Quarterly effective income tax expense rate was 33.3%, 33.7%, 32.9% and 99.6% from first to fourth quarter, respectively.

(2)

Fiscal year 2016 income from operations and net income attributable to RCIHH shareholders included $3.5 million in asset impairment in the fourth quarter; and $1.9 million in settlement of lawsuits (significant of which were $540,000 in the first quarter and $1.1 million in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 35.9%, 5.2%, 43.0% and (109.0%) from first to fourth quarter, respectively.

(3)	Fiscal year 2015 income (loss) from operations and net income (loss) attributable to RCIHH shareholders included $1.7 million in asset impairments ($1.4 million in the first quarter and $347,000 in the fourth quarter; $11.7 million in settlement of lawsuits (significant of which were $10.3 million in the second quarter and $1.1 million in the fourth quarter; and $8.2 million in gain on settlement of patron tax in the third quarter. Quarterly effective income tax expense (benefit) rate was 36.1%, (28.9%), 35.5% and 11.9% from first to fourth quarter, respectively.

(4)	The fourth quarter of 2016 and 2015 presented above includes the impact of the revisions discussed in Note 3.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Impairment of Assets

During the year ended September 30, 2015, we recorded an impairment of $1.7 million for the indefinite-lived intangible assets at two clubs that were closed.

During the year ended September 30, 2016, we recorded an impairment of $3.5 million, of which $2.1 million was for indefinite-lived intangible assets of one club, while $1.4 million was for one property held for sale.

During the year ended September 30, 2017, we recorded aggregate impairment charges of $7.6 million comprised of $4.7 million for the goodwill of four club locations, including one that we have put up for sale during the fiscal year, $385,000 for property and equipment of one club, $1.4 million for SOB license of two club locations, and $1.2 million of investment impairment.

17. Segment Information

The Company is engaged in the operations of adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment. The other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

17. Segment Information - continued

Below is the financial information related to the Company’s segments (in thousands):

	2017	2016	2015
Business segment revenues:
Nightclubs	$124,687	$113,941	$115,493
Bombshells	18,830	18,690	17,639
Other	1,379	2,229	2,317
	$144,896	$134,860	$135,449

Business segment operating income (loss):
Nightclubs	$35,138	$33,211	$30,428
Bombshells	3,084	1,152	1,638
Other	(522)	(2,650)	(1,921)
General corporate	(14,561)	(11,020)	(9,418)
	$23,139	$20,693	$20,727

Business segment capital expenditures:
Nightclubs	$5,142	$22,136	$16,578
Bombshells	4,489	609	1,448
Other	14	10	973
General corporate	1,604	5,393	260
	$11,249	$28,148	$19,259

Business segment depreciation and amortization:
Nightclubs	$5,186	$5,008	$4,646
Bombshells	1,025	1,072	862
Other	50	684	627
General corporate	659	564	910
	$6,920	$7,328	$7,045

	September 30, 2017	September 30, 2016	September 30, 2015
Business segment assets:
Nightclubs	$254,432	$244,332	$229,935
Bombshells	18,870	8,378	9,719
Other	780	896	9,721
General corporate	25,802	22,455	17,152
	$299,884	$276,061	$266,527

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

17. Segment Information - continued

A further disaggregation of segment revenues, as follows:

	Nightclubs	Bombshells	Other
Fiscal 2017:
Sales of alcoholic beverages	$48,655	$11,784	$-
Sales of food and merchandise	11,346	6,910	-
Service revenues	58,013	119	-
Other revenues	6,673	17	1,379
	$124,687	$18,830	$1,379

Fiscal 2016:
Sales of alcoholic beverages	$45,677	$11,539	$-
Sales of food and merchandise	10,767	7,133	-
Service revenues	51,276	-	-
Other revenues	6,221	18	2,229
	$113,941	$18,690	$2,229

Fiscal 2015:
Sales of alcoholic beverages	$45,859	$9,970	$-
Sales of food and merchandise	11,083	7,630	-
Service revenues	52,987	27	-
Other revenues	5,564	12	2,317
	$115,493	$17,639	$2,317

18. Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity, Revenue, expenses and net income attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of income.

Our consolidated financial statements include noncontrolling interests related principally to the Company’s ownership of 51% of an entity which owns the real estate for the Company’s nightclub in Philadelphia.

19. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees.

In August 2011, the Company borrowed $750,000 from a related party. The note bore interest at the rate of 10% per annum and matured on August 1, 2014. The note was payable with one initial payment of interest only due January 1, 2012, and, thereafter in ten interest-only quarterly payments. The principal was payable on August 1, 2014. The note was extended in 2014 under the same terms until maturity in October 2017. At the option of the holder, the principal amount of the note and the accrued but unpaid interest thereon could have been converted into shares of the Company’s common stock at $10.00 per share. The note was redeemable by the Company after six months at any time if the closing price of its common stock for 20 consecutive trading days is at least $13.00 per share. The note was converted into shares during 2016.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

20. Subsequent Event

On December 14, 2017, the Company entered into a loan agreement (“New Loan”) with a bank for $81.2 million. The New Loan fully refinances 20 of the Company’s notes payable and partially pays down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The New Loan consists of three promissory notes:

i)

The first note amounts to $62.5 million with a term of 10 years at a 5.75% fixed interest rate for the first five years, then repriced one time at the then current U.S. Treasury rate plus 3.5%, with a floor rate of 5.75%, and payable in monthly installments of $442,058, based upon a 20-year amortization period, with the balance payable at maturity;

ii)

The second note amounts to $10.6 million with a term of 10 years at a 5.45% fixed interest rate until July 2020, after which to be repriced at a fixed interest rate of 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest rate of the first note. This note is payable $78,098 monthly for principal and interest until July 2020, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity; and

iii)

The third note amounts to $8.1 million with a term of 10 years at a 5.95% fixed interest rate until August 2021, after which to be repriced at 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest of the first note. This note is payable $100,062 monthly for principal and interest until August 2021, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity.

In addition to the monthly principal and interest payments as provided above, the Company will pay monthly installments of principal of $250,000, applied to the first note, until such time as the loan-to-value ratio of the Properties, based upon reduced principal balance of the New Loan and the then current value of the Properties, is not greater than 65%. The New Loan has eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020 and $5.3 million originally scheduled in fiscal 2021.

In connection with the Repaid Notes, we wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of September 30, 2017. This determination is based on the material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures, but we will continue to monitor this issue.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective because of the identification of material weaknesses as discussed below.

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.

At September 30, 2017, we did not design or maintain an effective control environment which was primarily attributable to not having a sufficient complement of accounting and financial reporting personnel with an appropriate level of knowledge to address our financial reporting requirements which contributed to the following material weaknesses:

Control Activities

●	Complex Accounting and Management Estimates – We did not appropriately design or maintain effective controls over complex accounting and management estimates related to assets held for sale, business combinations, cost method investments, income taxes, and the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment which resulted in certain instances of incorrect accounting and improper valuation decisions.

●	Financial Statement Preparation and Review – We did not design or maintain effective controls to support accurate accounting, reporting, and disclosures within our Form 10-K.

●	Information Technology and Segregation of Duties - We did not design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts. Furthermore, a number of individuals had access to record journal entries but there is no procedure in place to ensure that all journal entries recorded are reviewed.

Despite the existence of the material weaknesses described above, the Company’s consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

The Company’s internal controls over financial reporting as of September 30, 2017 were audited by BDO USA, LLP, our independent registered public accounting firm, as stated in its report included in Item 8 of this Form 10-K.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have, and continue to, identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures including actions to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and increase utilization of accounting system functionality, with continued oversight from the Audit Committee.

We have taken, and continue to take, the actions described below to remediate the identified material weaknesses.  As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.  While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.

Control Environment

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with US GAAP and regulatory requirements.  We also have taken steps to effect a proper tone through our policies and personnel.

Control Activities

Strengthening internal controls over complex accounting and management estimates – Subsequent to September 30, 2017, we have committed to resolve the controls over complex accounting and estimates and prevent instances of incorrect accounting and improper valuation decisions, by hiring valuation experts to assist us with our goodwill, indefinite-lived intangible assets, and property and equipment impairment analyses whenever necessary and with the analysis and accounting for business combinations, income taxes, and other complex accounting matters.

Strengthening internal controls over financial reporting and disclosures - We believe the new Enterprise Resource Planning (“ERP”) system described below will assist us in strengthening the controls over financial reporting, and we are committed to also add an overlay of review of our financial statements during our financial reporting process. We have also upgraded our accounting staff with certain newly hired accountants.

We have also committed to hiring an outsourced internal audit group to assist with the controls over these processes and other internal control functions.

With the oversight of our Board of Directors and Audit Committee, the Company has also begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.

Strengthening the information technology application and related segregation of duties issues – We were previously aware of the limitations of our accounting software and had been in the planning/implementation process of replacing the software for many months prior to September 30, 2017. In October 2017, we completed the conversion to a new ERP system which, along with changes to our manual internal controls, we believe will resolve the issues detailed above relating to the information systems and segregation of duties. The new ERP system has features that prevent unauthorized access to certain programs and data, and provides for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts. These features include proper segregation of duties within our journal entry process. We have also hired a Director of ERP & Business Intelligence.

Changes in Internal Control Over Financial Reporting

Other than as described above in “Management’s Annual Report on Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

Houston, Texas

We have audited RCI Hospitality, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RCI Hospitality, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and identified in management’s assessment.

Control Environment

The Company did not design or maintain an effective control environment which was primarily attributable to not having a sufficient complement of accounting and financial reporting personnel with an appropriate level of knowledge to address the Company’s financial reporting requirements which contributed to the following material weaknesses:

 Control Activities

●	Complex Accounting and Management Estimates - The Company did not appropriately design or maintain effective controls over complex accounting and management estimates related to assets held for sale, business combinations, cost method investments, income taxes, and the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment which resulted in certain instances of incorrect accounting and improper valuation decisions.

●	Financial Statement Preparation and Review – The Company did not design or maintain effective controls to support accurate accounting, reporting, and disclosures within its Form 10-K.

●	Information Technology and Segregation of Duties - The Company did not design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts. Furthermore, a number of individuals have access to record journal entries but there is no procedure in place to ensure that all journal entries recorded are reviewed.

These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated February 14, 2018 on those financial statements.

In our opinion, RCI Hospitality Holdings, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of RCI Hospitality Holdings, Inc. as of September 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended September 30, 2017 and our report dated February 14, 2018 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Cleveland, Ohio

February 14, 2018

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

Name	Age	Position
Eric S. Langan	49	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	68	Chief Financial Officer
Travis Reese	48	Director and Executive Vice President
Steven Jenkins	60	Director
Luke Lirot	61	Director
Nour-Dean Anakar	60	Director
Yura Barabash	43	Director

Eric S. Langan has been a Director since 1998, and our President, CEO and Chairman since 1999. He began his career in the hospitality industry in 1989 and has developed significant expertise in sports bar/restaurants and adult entertainment nightclubs, including related areas of real estate development and finance. Mr. Langan built the XTC Cabaret nightclub brand and merged it into RCI in 1998, expanding the scope of the company. He has been instrumental in bringing professional marketing, management, finance, and technology practices and systems to the gentlemen’s club industry. As one of the original founders of the National Association of Club Executives (ACE), Mr. Langan has been an active member of its Board of Directors since 1999. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.

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

Yura Barabash became a director on September 19, 2017. Mr. Barabash has been the Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport and auto-related digital media company in the world, a position he has held since 2016. Mr. Barabash has extensive corporate finance experience across multiple industries domestically and internationally, and has been involved in multiple equity and debt financings and M&A transactions for public and private companies in the US, China, Brazil, EU and Russia. Prior to joining Motorsport Network, he was an investment banker at Primary Capital, Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian.

Robert L. Watters retired from the Board of Directors effective September 19, 2017.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nour-Dean Anakar and Yura Barabash. All members are independent Directors. The primary purpose of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2017 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

Our Board has adopted a Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.rcihospitality.com.com. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee’s duties. The purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal audit department.

The Audit Committee reviewed and discussed the matters required by PCAOB Standard No. 16, Communications with Audit Committees, and our audited financial statements for the fiscal year ended September 30, 2017 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year September 30, 2017 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nour-Dean Anakar, Luke Lirot and Yura Barabash. The Board has adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee’s duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.rcihospitality.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nour-Dean Anakar, Luke Lirot and Yura Barabash. The Compensation Committee has adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Compensation Committee’s Charter can be found on the Company’s website at www.rcihospitality.com. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2017, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2017.

CODE OF ETHICS

We have adopted a code of ethics for our Principal Executive and Senior Financial Officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2017, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held on September 19, 2017, approximately 96% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2017, 2016 and 2015 of our named executive officers.

Summary Compensation Table

			Stock	Option	All Other
Name and		Salary	Awards (1)	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Eric S. Langan	2017	900,000	-	-	58,450	958,450
President and Chief Executive Officer	2016	878,434	-	-	67,640	946,074
	2015	832,143	-	-	67,505	899,648

Phillip K. Marshall	2017	263,942	-	-	19,519	283,461
Chief Financial Officer	2016	255,866	-	-	26,038	281,904
	2015	251,442	-	-	25,734	277,176

Travis Reese	2017	320,000	-	-	38,704	358,704
Executive Vice President	2016	299,945	-	-	36,119	336,064
	2015	280,000	-	-	36,562	316,562

(1)	Amount represents the aggregate grant date fair value of restricted stock awarded during the fiscal year computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 10 to the consolidated financial statements included in this Form 10-K.

(2)	All Other Compensation for fiscal 2017 consists of:

Name and Principal Position	Automobile Expenses ($)	Simple IRA Contribution ($)	Total ($)
Eric S. Langan	45,950	12,500	58,450
Phillip K. Marshall	11,601	7,918	19,519
Travis Reese	29,104	9,600	38,704

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for the year ended September 30, 2017.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2017.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2017

There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2017.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2017, and we paid our independent directors $20,000 in cash for the fiscal year. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2017:

Fees earned or paid in cash
Name	($)
Robert L. Watters(1)	20,000
Nour-Dean Anakar	20,000
Steve L. Jenkins	20,000
Luke C. Lirot	20,000
Yura Barabash(2)	-
Eric S. Langan	-
Travis Reese	-

(1)	Mr. Watters retired from the Board of Directors effective September 19, 2017.

(2)	Mr. Barabash was elected to the Board of Directors effective September 19, 2017.

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

On September 15, 2014, we entered into a new Employment Agreement with Travis Reese, our Executive Vice President, Director of Technology and Corporate Secretary. His previous employment agreement expired on July 23, 2014. The new agreement had a term of three years and provides for an annual base salary of $280,000 for the first year, $300,000 for the second year and $320,000 for the third year. This employment agreement has since expired.

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

EMPLOYEE STOCK OPTION PLANS

As of September 30, 2017, there are no stock options outstanding under our 2010 Stock Option Plan, as amended.

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

Yura Barabash

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Jenkins, Lirot, Anakar, and Barabash. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at January 31, 2018, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,718,711 shares of common stock outstanding at January 31, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 31, 2018 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of January 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of		Percent of
Name/Address	shares	Title of class	Class (1)
Executive Officers and Directors

Eric S. Langan	711,000	Common stock	7.32%

Phillip K. Marshall	13,810	Common stock	*

Yura Barabash	-0-	Common stock	*

Steven L. Jenkins	-0-	Common stock	*

Travis Reese	11,805	Common stock	*

Nour-Dean Anakar	-0-	Common stock	*

Luke Lirot	518	Common stock	*

All of our Directors and Officers as a Group of seven persons	737,133	Common stock	7.58%

Other > 5% Security Holders

Dimensional Fund Advisors LP (2)	853,590	Common stock	8.78%

Renaissance Technologies LLC (3)	584,800	Common stock	6.02%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Based on the most recently available Schedule 13G/A filed with the SEC on February 9, 2017 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP, an investment adviser, beneficially owned 853,590 shares of common stock, with sole voting power over 842,068 shares, and sole dispositive power over 853,590 shares. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(3)	Based on the most recently available Schedule 13G filed with the SEC on February 14, 2017 by Renaissance Technologies LLC (“RTC”) and Renaissance Technologies Holdings Corporation (“RTHC”). RTHC is the majority owner of RTC. RTC beneficially owned 584,800 shares of common stock, with sole voting power over 396,834 shares, sole dispositive power over 509,362 shares and shared dispositive power over 75,438 shares. The address for both entities is 800 Third Avenue, New York, New York 10022.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Except for these guarantees, we know of no related transactions that have occurred since the beginning of the fiscal year ended September 30, 2017 or any currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000.

Review, Approval, or Ratification of Related Transactions

We have adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties. Currently, we rely on our Audit Committee to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Audit Committee reviews a transaction in light of the affiliations of the director, officer, or shareholder and the affiliations of such person’s immediate family. Our Audit Committee will approve or ratify a transaction if it determines that the transaction is consistent with our best interests and the best interests of our shareholders.

Our Audit Committee is composed of all independent directors, including Steven Jenkins, Nour-Dean Anakar and Yura Barabash. We additionally have one other independent director, Luke Lirot, who is not on the Audit Committee. The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Whitley Penn LLP for the audit of our annual financial statements for fiscal years 2016 and partial 2017 and by BDO USA, LLP for partial fiscal 2017 (in thousands).

	BDO 2017	WP 2017	WP 2016

Audit fees	$299	$43	$322
Audit-related fees	-	5	11
Tax fees	353	23	43
All other fees	-	-	-

Total	$652	$71	$376

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

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO USA, LLP or Whitley Penn LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 27, 2015.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on September 19, 2014.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on August 5, 2016.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

16.1	Letter from Whitley Penn to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on July 14, 2017) *

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP

23.2	Consent of Whitley Penn LLP

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2018.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	February 14, 2018

/s/ Phillip K. Marshall
By: Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	February 14, 2018

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	February 14, 2018

/s/ Nour-Dean Anakar
Nour-Dean Anakar	Director	February 14, 2018

/s/ Yura Barabash
Yura Barabash	Director	February 14, 2018

/s/ Steven Jenkins
Steven Jenkins	Director	February 14, 2018

/s/ Luke Lirot
Luke Lirot	Director	February 14, 2018

