Form 10-Q
period 2017-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2018-03-07
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes [  ] No [X]

As of February 28, 2018, 9,718,711 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2017	September 30,2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,954	$9,922
Accounts receivable, net	4,113	3,187
Inventories	2,419	2,149
Prepaid insurance	2,808	3,826
Other current assets	746	1,399
Assets held for sale	5,565	5,759
Total current assets	27,605	26,242
Property and equipment, net	154,259	148,410
Notes receivable	4,965	4,993
Goodwill	43,866	43,866
Intangibles, net	74,420	74,424
Other assets	1,464	1,949
Total assets	$306,579	$299,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,601	$2,147
Accrued liabilities	11,584	11,524
Current portion of long-term debt	14,048	17,440
Total current liabilities	28,233	31,111
Deferred tax liability, net	15,844	25,541
Long-term debt	111,944	106,912
Other long-term liabilities	1,324	1,095
Total liabilities	157,345	164,659

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,719 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	97	97
Additional paid-in capital	63,453	63,453
Retained earnings	83,214	69,195
Total RCIHH stockholders’ equity	146,764	132,745
Noncontrolling interests	2,470	2,480
Total stockholders’ equity	149,234	135,225
Total liabilities and stockholders’ equity	$306,579	$299,884

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2017	2016
Revenues
Sales of alcoholic beverages	$17,805	$14,375
Sales of food and merchandise	5,307	4,207
Service revenues	15,889	13,475
Other	2,211	1,682
Total revenues	41,212	33,739
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,755	3,168
Food and merchandise sold	2,094	1,653
Service and other	36	60
Cost of goods sold (exclusive of items shown separately below)	5,885	4,881
Salaries and wages	11,377	9,652
Selling, general and administrative	12,812	11,193
Depreciation and amortization	1,909	1,618
Other charges, net	89	62
Total operating expenses	32,072	27,406
Income from operations	9,140	6,333
Other income (expenses)
Interest expense	(3,079)	(2,015)
Interest income	67	37
Income before income taxes	6,128	4,355
Income tax expense (benefit)	(8,227)	1,450
Net income	14,355	2,905
Net income attributable to noncontrolling interests	(44)	(7)
Net income attributable to RCIHH common shareholders	$14,311	$2,898

Earnings per share attributable to RCIHH common shareholders
Basic	$1.47	$0.30
Diluted	$1.47	$0.30
Weighted average number of common shares outstanding
Basic	9,719	9,768
Diluted	9,719	9,814

Dividend per share	$0.03	$0.03

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,355	$2,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	1,618
Deferred taxes	(9,697)	-
Amortization of debt discount and issuance costs	324	85
Deferred rent	75	40
Loss on sale of assets	140	-
Gain on insurance settlements	(20)	-
Debt prepayment penalty	543	-
Changes in operating assets and liabilities:
Accounts receivable	(926)	644
Inventories	(270)	(87)
Prepaid expenses and other assets	1,044	588
Accounts payable and accrued liabilities	668	(272)
Net cash provided by operating activities	8,145	5,521
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	632	-
Proceeds from insurance	20	-
Proceeds from notes receivable	28	20
Additions to property and equipment	(2,769)	(3,008)
Net cash used in investing activities	(2,089)	(2,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	58,920	1,900
Payments on long-term debt	(61,256)	(2,152)
Debt prepayment penalty	(543)	-
Purchase of treasury stock	-	(1,101)
Payment of dividends	(292)	(290)
Payment of loan origination costs	(799)	(99)
Distribution to noncontrolling interests	(54)	(54)
Net cash used in financing activities	(4,024)	(1,796)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,032	737
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,922	11,327
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,954	$12,064

CASH PAID DURING PERIOD FOR:
Interest	$2,890	$1,920
Income taxes	$157	$385

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the quarter ended December 31, 2017, the Company refinanced $81.2 million of long-term debt comprised of 21 notes payable with the execution of three notes payable with a lender bank. The new notes and the repaid balance included $18.7 million worth of debt with the same lender bank. See Note 4 for a detailed discussion of the refinancing.

During the quarter ended December 31, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft by trading in an aircraft that the Company owned and the assumption of the old aircraft’s note payable liability. See Note 4 for a detailed discussion of the transaction.

During the quarter ended December 31, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the quarter ended December 31, 2016, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “US GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2017 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company adopted ASU 2015-11 as of October 1, 2017, which did not have an impact on its consolidated financial statements.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. According to the guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. If met, this initial screen eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. The FASB noted that outputs are a key element of a business and included more stringent criteria for aggregated sets of assets and activities without outputs. Finally, the guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. Under the final definition, an output is the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We have early adopted ASU 2017-01 as of October 1, 2017, and will apply its amendments to future transactions.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments of this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The current disclosure requirements in Topic 718 are not changed. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Since March 31, 2017, we do not have any stock-based compensation awards outstanding. We have early adopted ASU 2017-09 as of October 1, 2017, and will apply its provisions to future stock compensation awards and transactions.

3. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	December 31, 2017	September 30, 2017
Insurance	$2,173	$3,160
Payroll and related costs	2,375	1,889
Income taxes	1,862	549
Property taxes	1,361	1,270
Sales and liquor taxes	1,000	990
Patron tax	834	801
Unearned revenues	454	196
Lawsuit settlement	37	295
Other	1,488	2,374
	$11,584	$11,524

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2017	2016
Taxes and permits	$2,166	$2,289
Advertising and marketing	1,965	1,657
Supplies and services	1,368	1,146
Insurance	1,259	935
Rent	940	690
Charge card fees	887	570
Accounting and professional fees	886	497
Utilities	695	670
Security	638	541
Repairs and maintenance	570	466
Legal	377	703
Other	1,061	1,029
	$12,812	$11,193

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2017	September 30, 2017

Notes payable at 10-11%, mature August 2022 and December 2024	$-	$2,358
Note payable at 7%, matures December 2019	-	95
Notes payable at 5.5%, matures January 2023	1,136	1,157
Notes payable at 5.5%, matures January 2023 and January 2022	-	4,510
Note payable refinanced at 6.25%, matures July 2018	-	1,120
Note payable at 9.5%, matures August 2024	-	6,941
Notes payable at 9.5%, mature September 2024	-	6,423
Notes payable at 5-7%, mature from 2018 to 2028	-	1,679
7.45% note payable, matures January 2019	-	2,740
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%	5,365	5,613
Note payable at 6.5%, matures January 2020	-	4,484
Note payable at 6%, matures January 2019	-	504
Notes payable at 5.5%, matures May 2020	-	5,320
Note payable at 6%, matures May 2020	-	1,037
Note payable at 5.25%, matures December 2024	-	1,777
Note payable initially at 5.45%, matures July 2020 (amended to December 2027 with refinancing)	10,536	10,620
Note payable at the greater of 2% above prime or 5% (6.25% at September 30, 2017), matures October 2025	-	4,303
Note payable at 5%, matures January 2026	-	9,672
Note payable at 5.25%, matures March 2037	-	4,651
Note payable at 6.25%, matures February 2018	1,894	1,894
Note payable initially at 5.95%, matures August 2021 (amended to December 2027 with refinancing)	8,095	8,267
Note payable at 12%, matures October 2021	6,704	9,671
Note payable at 4.99%, matures April 2037	934	941
Notes payable at 12%, mature May 2020	5,440	5,440
Note payable at 5%, matures November 2017	3,025	5,000
Note payable at 8%, matures May 2029	15,090	15,291
Note payable at 5%, matures May 2038	4,456	3,441
Note payable initially at 5.75%, matures December 2027	57,904	-
Note payable at 5.95%, matures December 2032	7,098	-
Total debt	127,677	129,949
Less unamortized debt issuance costs	(1,685)	(597)
Less current portion	(14,048)	(17,440)

Total long-term debt	$111,944	$106,912

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 14, 2017, the Company entered into a loan agreement (“New Loan”) with a bank for $81.2 million. The New Loan fully refinances 20 of the Company’s notes payable and partially pays down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The New Loan consists of three promissory notes:

(i)	The first note amounts to $62.5 million with a term of 10 years at a 5.75% fixed interest rate for the first five years, then repriced one time at the then current U.S. Treasury rate plus 3.5%, with a floor rate of 5.75%, and payable in monthly installments of $442,058, based upon a 20-year amortization period, with the balance payable at maturity;

(ii)	The second note amounts to $10.6 million with a term of 10 years at a 5.45% fixed interest rate until July 2020, after which to be repriced at a fixed interest rate of 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest rate of the first note. This note is payable $78,098 monthly for principal and interest until July 2020, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity; and

(iii)	The third note amounts to $8.1 million with a term of 10 years at a 5.95% fixed interest rate until August 2021, after which to be repriced at 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest of the first note. This note is payable $100,062 monthly for principal and interest until August 2021, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity.

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

In connection with the Repaid Notes, we wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method. We also paid prepayment penalties amounting to $543,000 on the Repaid Notes.

Included in the $62.5 million note detailed in (i) above, was $4.6 million that was escrowed and due to the bank lender of one of the Repaid Notes. The amount will be released from escrow when the construction, for which the original note was borrowed, is completed.

In December 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.95% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million with an assumption of the old aircraft’s note payable liability of $2.0 million. The note is payable in 15 years with monthly payments of $59,869, which includes interest.

As of December 31, 2017, the Company is in compliance with all its debt covenants.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future maturities of long-term debt consist of the following (in thousands) as of December 31, 2017:

	Regular	Balloon	Total
12-Month Period Ending	Amortization	Payments	Payments
December 31, 2018	$9,129	$4,919	$14,048
December 31, 2019	9,289	-	9,289
December 31, 2020	7,381	5,440	12,821
December 31, 2021	7,707	-	7,707
December 31, 2022	6,587	3,779	10,366
Thereafter	16,928	56,518	73,446
	$57,021	$70,656	$127,677

On February 15, 2018, the Company borrowed $3.0 million from a bank for the purchase of land at a cost of $4.0 million with the difference paid by the Company in cash. The bank note bears interest at 5.25% adjusted after 36 months to prime plus 1% with a floor of 5.2% and matures on February 15, 2038. The bank note is payable interest-only during the first 18 months, after which monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity.

On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bears an interest rate of prime plus 0.5% with a floor of 5.0% and matures on August 20, 2029. During the first 18 months of the construction loan, the Company will make monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity.

5. Stockholders’ Equity

During the quarter ended December 31, 2017, the Company did not purchase shares of its common stock. The Company also paid a $0.03 per share cash dividend totaling approximately $292,000.

During the quarter ended December 31, 2016, the Company purchased and retired 89,685 common shares at a cost of $1.1 million. The Company also paid a $0.03 per share cash dividend totaling approximately $290,000.

6. Earnings Per Share

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

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months
	Ended December 31,
	2017	2016
Numerator -
Net income attributable to RCIHH common shareholders – basic	$14,311	$2,898
Adjustment to net income from assumed conversion of debentures(2)	-	5
Adjusted net income attributable to RCIHH common shareholders – diluted	$14,311	$2,903
Denominator(1)(3)-
Weighted average number of common shares outstanding – basic	9,719	9,768
Effect of potentially dilutive convertible debentures(2)	-	46
Adjusted weighted average number of common shares outstanding – diluted	9,719	9,814

Basic earnings per share	$1.47	$0.30
Diluted earnings per share	$1.47	$0.30

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	There were no outstanding restricted stock, warrants and options during the three months ended December 31, 2017 and 2016.

(2)

Convertible debentures (principal and accrued interest) outstanding at the beginning of the quarters ended December 31, 2017 and 2016 totaling $0 and $859,000, respectively, were convertible into common stock at a price of $10.25 and $12.50 per share until January 4, 2017, when the last conversion option expired in relation to the payment of the last convertible note.

(3)	Since January 4, 2017 to date, the Company has no outstanding convertible debt.

7. Income Taxes

Income taxes were a benefit of $8.2 million for the first quarter of 2018 compared to an expense of $1.5 million for the same quarter of 2017. The effective income tax rate for the first quarter of 2018 was a benefit of 134.3% compared with an expense of 33.3% for the comparable period of 2017. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These re-measurements collectively resulted in a discrete tax benefit of $9.7 million that was recognized during the three months ended December 31, 2017. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Act may vary from the amounts estimated.

The Company or one of its subsidiaries files income tax returns for U.S. federal jurisdiction and various states. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013. The Company’s federal income tax returns for the fiscal years ended September 30, 2015, 2014 and 2013 are currently under examination by the Internal Revenue Service.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of December 31, 2017 and September 30, 2017, the liability for uncertain tax positions totaled approximately $865,000 in each period, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 18 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, the Company has made reasonable estimates related to the following areas impacted by the Act: existing timing differences, reversal of existing timing differences, and accelerated depreciation. As such, the Company has left the measurement period open as of December 31, 2017.

8. Commitments and Contingencies

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Settlements of lawsuits for the quarters ended December 31, 2017 and 2016 total $27,000 and $73,000, respectively. As of December 31, 2017 and September 30, 2017, the Company has accrued $37,000 and $295,000 in accrued liabilities, respectively, related to settlement of lawsuits.

9. Segment Information

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2017	2016
Revenues
Nightclubs	$35,218	$29,282
Bombshells	5,828	4,295
Other	166	162
	$41,212	$33,739

Income (loss) from operations
Nightclubs	$13,371	$9,216
Bombshells	891	638
Other	(137)	(341)
General corporate	(4,985)	(3,180)
	$9,140	$6,333

Depreciation and amortization
Nightclubs	$1,335	$1,242
Bombshells	336	218
Other	2	5
General corporate	236	153
	$1,909	$1,618

Capital expenditures
Nightclubs	$450	$795
Bombshells	2,228	1,104
Other	-	1
General corporate	91	1,108
	$2,769	$3,008

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2017	September 30, 2017
Total assets
Nightclubs	$248,187	$254,432
Bombshells	28,206	18,870
Other	969	780
General corporate	29,217	25,802
	$306,579	$299,884

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

10. Noncontrolling Interests

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

11. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2017.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2017, we operated a total of 45 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on February 14, 2018.

During the three months ended December 31, 2017, there were no significant changes in our accounting policies and estimates.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	December 31, 2017		December 31, 2016		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$17,805	43.2%	$14,375	42.6%	$3,430	23.9%
Sales of food and merchandise	5,307	12.9%	4,207	12.5%	1,100	26.1%
Service revenues	15,889	38.6%	13,475	39.9%	2,414	17.9%
Other	2,211	5.4%	1,682	5.0%	529	31.5%
Total revenues	41,212	100.0%	33,739	100.0%	7,473	22.1%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,755	21.1%	3,168	22.0%	587	18.5%
Food and merchandise sold	2,094	39.5%	1,653	39.3%	441	26.7%
Service and other	36	0.2%	60	0.4%	(24)	-40.0%
Cost of goods sold (exclusive of items shown separately below)	5,885	14.3%	4,881	14.5%	1,004	20.6%
Salaries and wages	11,377	27.6%	9,652	28.6%	1,725	17.9%
Selling, general and administrative	12,812	31.1%	11,193	33.2%	1,619	14.5%
Depreciation and amortization	1,909	4.6%	1,618	4.8%	291	18.0%
Other charges, net	89	0.2%	62	0.2%	27	43.5%
Total operating expenses	32,072	77.8%	27,406	81.2%	4,666	17.0%
Income from operations	9,140	22.2%	6,333	18.8%	2,807	44.3%
Other income (expenses)
Interest expense	(3,079)	-7.5%	(2,015)	-6.0%	(1,064)	52.8%
Interest income	67	0.2%	37	0.1%	30	81.1%
Income before income taxes	6,128	14.9%	4,355	12.9%	1,773	40.7%
Income tax expense (benefit)	(8,227)	-20.0%	1,450	4.3%	(9,677)	-667.4%
Net income	$14,355	34.8%	$2,905	8.6%	$11,450	394.1%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $7.5 million, or 22.1%, due primarily to a 16% increase from new units, 6.9% increase in same-store sales (contributing a 6.7% increase in total revenues), and a 0.7% decrease from closed units. Nightclub and Bombshells same-store sales increased by 7.1% and 5.6%, respectively, due to strong lineup of sporting events pulling in increased customer count, and a continued recovery in consumer spending.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2017	2016
Nightclubs	$35,218	$29,282
Bombshells	5,828	4,295
Other	166	162
	$41,212	$33,739

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 77.8% from 81.2% from year-ago although dollar value increased by $4.7 million, or 17.0%, which was predominantly caused by the 22.1% increase in total revenues. Contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $1.0 million, or 20.6%, primarily due to increase in sales. As a percent of total revenues, cost of goods sold slightly decreased to 14.3% from 14.5% mainly due to the increase in revenue mix of higher margin service revenue from units in the same-store sales base, partially offset by slightly lower margin new restaurant food sales.

Salaries and wages increased by $1.7 million, or 17.9% mainly due to a shift to additional corporate headcount and labor from newly acquired and opened units. As a percent of total revenues, salaries and wages decreased to 27.6% from 28.6% primarily due to leverage from higher sales.

Selling, general and administrative expenses increased by $1.6 million, or 14.5%, primarily due to increases in charge card fees, advertising and marketing, audit fee, insurance, rent, supplies, and repairs and maintenance. This is partially offset by decreases in legal costs and taxes and permits. Charge card fees and supplies are directly related to the increase in sales. Rent increased due to the opening of a new Bombshells. As a percent of total revenues, selling, general and administrative expenses decreased to 31.1% from 33.2% mainly due sales leverage partially offset by a higher mix of credit card usage.

Depreciation and amortization increased by $291,000, or 18.0% due to higher unit count and the addition of our corporate office during the middle of the first quarter of 2017.

Income from Operations

For the three months ended December 31, 2017 and 2016, our operating margin was 22.2% and 18.8%, respectively. The main drivers for the increase in operating margin is the favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired and opened units, aside from the details previously discussed above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2017	2016
Nightclubs	$13,371	$9,508
Bombshells	891	638
Other	(137)	(341)
General corporate	(4,985)	(3,180)
	$9,140	$6,333

Operating margin for the Nightclubs segment was 38.0% and 31.5% for the three months ended December 31, 2017 and 2016, respectively, while operating margin for Bombshells was 15.3% and 14.9%, respectively. The increase in Nightclubs operating margin was mainly due to the favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired and opened units. The increase in Bombshells operating margin was primarily due to positive same-stores sales, partially offset by the underperformance of our Austin, Texas location.

Non-Operating Items

Interest expense increased to $3.1 million from $2.0 million due to the writeoff of debt issuance costs and prepayment penalties related to our debt refinancing (see Note 4 to our condensed consolidated financial statements) amounting to $827,000 and higher average debt balance quarter over quarter.

Our total occupancy, defined as the sum of rent expense and interest expense, exclusive of refinancing-related costs above, was 7.7% and 8.0% of revenue during the quarter ended December 31, 2017 and 2016, respectively.

Income Taxes

Income taxes were a benefit of $8.1 million for the first quarter of 2018 compared to an expense of $1.5 million for the same quarter of 2017. The effective income tax rate for the first quarter of 2018 was a benefit of 134.3% compared with an expense of 33.3% for the comparable period of 2017. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward and changes or limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate results in a blended federal statutory tax rate of 24.5% for its fiscal year 2018. The financial statements for the first fiscal quarter 2018 were also impacted by a one-time revaluation of the Company’s deferred tax assets and liabilities and this was recognized as a discrete income tax benefit in the period. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 26.5%. The effective tax rate for the current quarter was lower than the new 2018 statutory rate due to discrete tax benefits of $9.7 million recognized related to the revaluation of deferred tax assets and liabilities expected to be utilized in 2018.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, gains or losses on sale of assets, gain on insurance, and settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, costs and charges related to debt refinancing, income tax expense (benefit), gains or losses on sale of assets, gain on insurance, and settlement of lawsuits, and include the non-GAAP provision for current and deferred income taxes, calculated at 26.5% and 33% effective tax rate of the pre-tax non-GAAP income before taxes for the quarter ended December 31, 2017 and 2016, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax expense (benefit), net interest expense, gains or losses on sale of assets, gain on insurance, and settlement of lawsuits because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the quarters ended December 31, 2017 and 2016 (in thousands, except per share amounts and percentages):

	For the Three Months
	Ended December 31,
	2017	2016
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$14,311	$2,898
Income tax expense (benefit)	(8,227)	1,450
Interest expense, net	3,012	1,978
Settlement of lawsuits	27	73
Loss (gain) on sale of assets	82	(11)
Gain on insurance	(20)	-
Depreciation and amortization	1,909	1,618
Adjusted EBITDA	$11,094	$8,006

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$14,311	$2,898
Amortization of intangibles	48	46
Costs and charges related to debt refinancing	827	-
Settlement of lawsuits	27	73
Income tax expense (benefit)	(8,227)	1,450
Loss (gain) on sale of assets	82	(11)
Gain on insurance	(20)	-
Non-GAAP benefit (expense) for income taxes
Current	45	(1,455)
Deferred	(1,913)	(15)
Non-GAAP net income	$5,180	$2,986

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Fully diluted shares	9,719	9,814
GAAP diluted net income per share	$1.47	$0.30
Amortization of intangibles	0.00	0.00
Costs and charges related to debt refinancing	0.09	-
Settlement of lawsuits	0.00	0.01
Income tax expense (benefit)	(0.85)	0.15
Loss (gain) on sale of assets	0.01	(0.00)
Gain on insurance	(0.00)	-
Non-GAAP benefit (expense) for income taxes
Current	0.00	(0.15)
Deferred	(0.19)	(0.00)
Non-GAAP diluted net income per share	$0.53	$0.31

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$9,140	$6,333
Amortization of intangibles	48	46
Settlement of lawsuits	27	73
Loss (gain) on sale of assets	82	(11)
Gain on insurance	(20)	-
Non-GAAP operating income	$9,277	$6,441

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	22.2%	18.8%
Amortization of intangibles	0.1%	0.1%
Settlement of lawsuits	0.0%	0.2%
Loss (gain) on sale of assets	0.2%	-0.0%
Gain on insurance	-0.0%	-
Non-GAAP operating margin	22.5%	19.1%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted net income per share, we take into consideration the adjustment to net income from the assumed conversion of debentures (see Note 6 to the condensed consolidated financial statements).

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents were $12.0 million compared to $9.9 million at September 30, 2017. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2017, we had negative working capital of $6.2 million compared to negative working capital of $10.6 million as of September 30, 2017, both figures excluding assets held for sale of $5.6 million as of December 31, 2017 and $5.8 million as of September 30, 2017. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $8.1 million during the quarter ended December 31, 2017 from $5.5 million during the quarter ended December 31, 2016. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the entire fiscal 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions, and recently have secured a significant refinancing of several of our notes payable. We continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Operating activities	$8,145	$5,521
Investing activities	(2,089)	(2,988)
Financing activities	(4,024)	(1,796)
Net increase in cash and cash equivalents	$2,032	$737

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Net income	$14,355	$2,905
Depreciation and amortization	1,909	1,618
Deferred tax benefit	(9,697)	-
Debt prepayment penalty	543	-
Net change in operating assets and liabilities	516	873
Other	519	125
Net cash provided by operating activities	$8,145	$5,521

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations and lower income taxes paid, partially offset by higher interest expense paid, which included debt prepayment penalty, and an unfavorable net change in operating assets and liabilities.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Additions to property and equipment	$(2,769)	$(3,008)
Proceeds from sale of assets	632	-
Proceeds from insurance	20	-
Proceeds from notes receivable	28	20
Net cash used in investing activities	$(2,089)	$(2,988)

Following is a breakdown of our additions to property and equipment for the quarters ended December 31, 2017 and 2016 (in thousands):

	For the Three Months Ended December 31,
	2017	2016
New facilities capital expenditures	$2,161	$2,614
Maintenance capital expenditures	608	394
Total capital expenditures	$2,769	$3,008

The capital expenditures during the quarter ended December 31, 2017 is composed primarily of construction and development costs for one new location, while the capital expenditures during the quarter ended December 31, 2016 is composed primarily of construction and development costs for three new locations and our new corporate office. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Proceeds from long-term debt	$58,920	$1,900
Payments on long-term debt	(61,256)	(2,152)
Debt prepayment penalty	(543)	-
Purchase of treasury stock	-	(1,101)
Payment of loan origination costs	(799)	(99)
Payment of dividends	(292)	(290)
Distribution to noncontrolling interests	(54)	(54)
Net cash used in financing activities	$(4,024)	$(1,796)

We did not purchase shares of our Company’s common stock during the quarter ended December 31, 2017, while, we purchased 89,685 treasury shares at an average price of $12.25 per share during the quarter ended December 31, 2016. We paid quarterly dividends of $0.03 per share during both current and prior year quarters.

On December 14, 2017, we refinanced several of our notes payable with a local bank. Refer to Note 4 to our condensed consolidated financial statements for details of the refinancing.

Subsequent to quarter-end, we borrowed $3.0 million from a bank for the purchase of land worth $4.0 million, and refinanced one of our bank notes with a construction loan amounting to $4.7 million. See Note 4 to our condensed consolidated financial statements for details of these transactions.

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Three Months
	Ended December 31,
	2017	2016
Net cash provided by operating activities	$8,145	$5,521
Less: Maintenance capital expenditures	608	394
Free cash flow	$7,537	$5,127

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

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase		Increase
	2017	(Decrease)	2016	(Decrease)	2015
Sales of alcoholic beverages	$17,805	23.9%	$14,375	-1.5%	$14,597
Sales of food and merchandise	5,307	26.1%	4,207	-2.9%	4,334
Service revenues	15,889	17.9%	13,475	6.6%	12,641
Other	2,211	31.5%	1,682	-11.6%	1,903
Total revenues	41,212	22.1%	33,739	0.8%	33,475
Net cash provided by operating activities	$8,145	47.5%	$5,521	31.4%	$4,202
Adjusted EBITDA	$11,094	38.6%	$8,006	-2.2%	$8,187
Long-term debt	$125,992	19.3%	$105,620	11.9%	$94,356

* See definition of Adjusted EBITDA above under the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We did not purchase shares of our common stock during the quarter ended December 31, 2017, while we purchased 89,685 shares of our stock at an average price of $12.25 per share during the quarter ended December 31, 2016. As of December 31, 2017, we have $3.1 million remaining to purchase additional shares under our share repurchase program.

Other Liquidity and Capital Resources

We have not established financing other than the notes payable, including the New Loan discussed in Note 4 to the consolidated financial statements and our existing $1.0 million line of credit facility. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

The sexually-oriented business industry is highly competitive with respect to price, service and location, as well as the professionalism of the entertainment. Although management believes that we are well-positioned to compete successfully in the future, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

We plan to open two Bombshells in fiscal 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2017, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that the information required to be filed or submitted with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2017. This determination is based on the material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures, but we will continue to monitor this issue.

Material Weaknesses in Internal Control Over Financial Reporting

In our Annual Report for the year ended September 30, 2017, filed with the SEC on February 14, 2018, management concluded that our internal control over financial reporting was not effective as of September 30, 2017. In management’s evaluation, the following deficiencies were identified as material weaknesses:

●	Control Environment

●	Lack of effective control environment, which was primarily attributable to not having a sufficient complement of accounting and financial reporting personnel with an appropriate level of knowledge to address our financial reporting requirements which contributed to the following material weaknesses:

●	Control Activities

●	Lack of sufficient complement to design and maintain effective controls over complex accounting and management estimates related to assets held for sale, business combinations, cost method investments, income taxes, and the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment;
●	Lack of effective controls to support accurate accounting, reporting, and disclosures within our Form 10-K; and
●	Lack of effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts.

Remediation Efforts to Address Material Weaknesses

As disclosed in our most recent Annual Report on Form 10-K, we have, and continue to, identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures including actions to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and increase utilization of accounting system functionality, with continued oversight from the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 8 of the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the quarter ended December 31, 2017, we did not repurchase shares of the Company’s common stock. As of December 31, 2017, we have $3.1 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: March 7, 2018	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: March 7, 2018	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

