Form 10-Q
period 2018-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2018-05-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

As of April 30, 2018, 9,718,711 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,500	$9,922
Accounts receivable, net	5,220	3,187
Inventories	2,432	2,149
Prepaid insurance	2,650	3,826
Other current assets	1,273	1,399
Assets held for sale	5,565	5,759
Total current assets	29,640	26,242
Property and equipment, net	158,650	148,410
Notes receivable	3,375	4,993
Goodwill	43,866	43,866
Intangibles, net	74,372	74,424
Other assets	1,435	1,949
Total assets	$311,338	$299,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,551	$2,147
Accrued liabilities	11,714	11,524
Current portion of long-term debt	12,328	17,440
Total current liabilities	25,593	31,111
Deferred tax liability, net	15,882	25,541
Long-term debt	114,885	106,912
Other long-term liabilities	1,395	1,095
Total liabilities	157,755	164,659

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,719 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	97	97
Additional paid-in capital	63,453	63,453
Retained earnings	87,608	69,195
Total RCIHH stockholders’ equity	151,158	132,745
Noncontrolling interests	2,425	2,480
Total stockholders’ equity	153,583	135,225
Total liabilities and stockholders’ equity	$311,338	$299,884

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Revenues
Sales of alcoholic beverages	$17,372	$14,235	$35,177	$28,610
Sales of food and merchandise	5,424	4,353	10,731	8,560
Service revenues	16,133	14,170	32,022	27,645
Other	2,297	1,760	4,508	3,442
Total revenues	41,226	34,518	82,438	68,257
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,589	3,180	7,344	6,348
Food and merchandise sold	1,964	1,751	4,058	3,404
Service and other	43	37	79	97
Cost of goods sold (exclusive of items shown separately below)	5,596	4,968	11,481	9,849
Salaries and wages	10,347	9,717	21,724	19,369
Selling, general and administrative	12,848	10,609	25,660	21,802
Depreciation and amortization	1,899	1,608	3,808	3,226
Other charges, net	2,305	129	2,394	191
Total operating expenses	32,995	27,031	65,067	54,437
Income from operations	8,231	7,487	17,371	13,820
Other income (expenses)
Interest expense	(2,106)	(1,912)	(5,185)	(3,927)
Interest income	68	89	135	126
Income before income taxes	6,193	5,664	12,321	10,019
Income tax expense (benefit)	1,499	1,908	(6,728)	3,358
Net income	4,694	3,756	19,049	6,661
Net loss (income) attributable to noncontrolling interests	(9)	3	(53)	(4)
Net income attributable to RCIHH common shareholders	$4,685	$3,759	$18,996	$6,657

Earnings per share attributable to RCIHH common shareholders
Basic	$0.48	$0.39	$1.95	$0.68
Diluted	$0.48	$0.39	$1.95	$0.68
Weighted average number of common shares outstanding
Basic	9,719	9,719	9,719	9,744
Diluted	9,719	9,721	9,719	9,768

Dividends per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,049	$6,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,808	3,226
Deferred taxes	(9,659)	-
Amortization of debt discount and issuance costs	384	128
Deferred rent	149	110
Loss on sale of assets	140	212
Impairment of assets	1,550	-
Gain on insurance	(20)	-
Debt prepayment penalty	543	75
Changes in operating assets and liabilities:
Accounts receivable	(2,033)	1,839
Inventories	(283)	(41)
Prepaid expenses and other assets	704	731
Accounts payable and accrued liabilities	(255)	(1,911)
Net cash provided by operating activities	14,077	11,030
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	632	2,047
Proceeds from insurance	20	-
Proceeds from notes receivable	68	55
Additions to property and equipment	(9,011)	(5,680)
Net cash used in investing activities	(8,291)	(3,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	62,453	2,564
Payments on long-term debt	(63,518)	(6,179)
Debt prepayment penalty	(543)	(75)
Purchase of treasury stock	-	(1,099)
Payment of dividends	(583)	(584)
Payment of loan origination costs	(909)	(99)
Distribution to noncontrolling interests	(108)	(108)
Net cash used in financing activities	(3,208)	(5,580)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,578	1,872
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,922	11,327
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,500	$13,199

CASH PAID DURING PERIOD FOR:
Interest	$4,966	$3,788
Income taxes (net of refund of $42 and $1,017, respectively)	$1,903	$73

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the six months ended March 31, 2018, the Company refinanced $81.2 million of long-term debt comprised of 21 notes payable with the execution of three notes payable with a lender bank. The new notes and the repaid balance included $18.7 million worth of debt with the same lender bank. See Note 4 for a detailed discussion of the refinancing.

During the six months ended March 31, 2018, the Company borrowed $7.1 million from a lender to purchase an aircraft by trading in an aircraft that the Company owned and the assumption of the old aircraft’s note payable liability. See Note 4 for a detailed discussion of the transaction.

During the six months ended March 31, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. See Note 4 for a detailed discussion of the transaction.

During the six months ended March 31, 2017, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the six months ended March 31, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2017 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company adopted ASU 2015-11 as of October 1, 2017, which did not have an impact on its consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. We do not expect ASU 2016-02 to have a material impact on our consolidated statements of income though we expect a shift in the classification of expenses, the materiality of which we are currently evaluating.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. According to the guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. If met, this initial screen eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. The FASB noted that outputs are a key element of a business and included more stringent criteria for aggregated sets of assets and activities without outputs. Finally, the guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers (or ASU 2014-09). Under the final definition, an output is the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We have early adopted ASU 2017-01 as of October 1, 2017, and will apply its amendments to future transactions.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	March 31, 2018	September 30, 2017
Payroll and related costs	$2,769	$1,889
Insurance	1,962	3,160
Income taxes	1,577	549
Sales and liquor taxes	1,115	990
Patron tax	818	801
Unearned revenues	640	196
Property taxes	634	1,270
Lawsuit settlement	537	295
Other	1,662	2,374
	$11,714	$11,524

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Taxes and permits	$2,005	$1,840	$4,171	$4,129
Advertising and marketing	1,837	1,355	3,802	3,012
Insurance	1,368	952	2,627	1,887
Supplies and services	1,315	1,142	2,683	2,288
Legal	1,009	709	1,386	1,412
Rent	957	750	1,897	1,440
Charge card fees	784	617	1,671	1,187
Utilities	738	656	1,433	1,326
Accounting and professional fees	670	560	1,556	1,057
Security	632	512	1,270	1,053
Repairs and maintenance	521	533	1,091	999
Other	1,012	983	2,073	2,012
	$12,848	$10,609	$25,660	$21,802

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	September 30, 2017

Notes payable at 10-11%, mature August 2022 and December 2024	$-	$2,358
Note payable at 7%, matures December 2019	-	95
Notes payable at 5.5%, matures January 2023	1,115	1,157
Notes payable at 5.5%, matures January 2023 and January 2022	-	4,510
Note payable refinanced at 6.25%, matures July 2018	-	1,120
Note payable at 9.5%, matures August 2024	-	6,941
Notes payable at 9.5%, mature September 2024	-	6,423
Notes payable at 5-7%, mature from 2018 to 2028	-	1,679
7.45% note payable, matures January 2019	-	2,740
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%	5,111	5,613
Note payable at 6.5%, matures January 2020	-	4,484
Note payable at 6%, matures January 2019	-	504
Notes payable at 5.5%, matures May 2020	-	5,320
Note payable at 6%, matures May 2020	-	1,037
Note payable at 5.25%, matures December 2024	-	1,777
Note payable initially at 5.45%, matures July 2020 (amended to December 2027 with refinancing)	10,437	10,620
Note payable at the greater of 2% above prime or 5% (6.25% at September 30, 2017), matures October 2025	-	4,303
Note payable at 5%, matures January 2026	-	9,672
Note payable at 5.25%, matures March 2037	-	4,651
Note payable at 6.25%, matures February 2018	-	1,894
Note payable initially at 5.95%, matures August 2021 (amended to December 2027 with refinancing)	7,907	8,267
Note payable at 12%, matures October 2021	6,547	9,671
Note payable at 4.99%, matures April 2037	927	941
Notes payable at 12%, mature May 2020	5,440	5,440
Note payable at 5%, matures May 2018	3,025	5,000
Note payable at 8%, matures May 2029	14,886	15,291
Note payable at 5%, matures May 2038	4,664	3,441
Note payable initially at 5.75%, matures December 2027	56,645	-
Note payable at 5.95%, matures December 2032	7,024	-
Note payable at 5%, matures August 2029	2,219	-
Note payable at 5.25%, matures February 2038	3,000	-
Total debt	128,947	124,949
Less unamortized debt issuance costs	(1,734)	(597)
Less current portion	(12,328)	(17,440)

Total long-term debt	$114,885	$106,912

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.95% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million with an assumption of the old aircraft’s note payable liability of $2.0 million. The note is payable in 15 years with monthly payments of $59,869, which includes interest.

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

In addition to the monthly principal and interest payments as provided above, the Company will pay monthly installments of principal of $250,000, applied to the first note, until such time as the loan-to-value ratio of the Properties, based upon reduced principal balance of the New Loan and the then current value of the Properties, is not greater than 65%. The New Loan has eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020, and $5.3 million originally scheduled in fiscal 2021.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bears an interest rate of prime plus 0.5% with a floor of 5.0% and matures on August 20, 2029. During the first 18 months of the construction loan, the Company will make monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. The note had a balance of $2.2 million as of March 31, 2018.

As of March 31, 2018, the Company is in compliance with all its debt covenants.

Future maturities of long-term debt consist of the following (in thousands) as of March 31, 2018:

	Regular	Balloon	Total
12-Month Period Ending	Amortization	Payments	Payments
March 31, 2019	$9,303	$3,025	$12,328
March 31, 2020	8,756	-	8,756
March 31, 2021	7,617	5,440	13,057
March 31, 2022	7,699	-	7,699
March 31, 2023	6,915	3,779	10,694
Thereafter	20,855	55,558	76,413
	$61,145	$67,802	$128,947

On April 24,2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million, payable interest only at prime plus 0.5% with a floor of 5% per annum. The note matures in 24 months, by which date the principal is payable in full.

On May 8, 2018, the Company amended its short-term note payable, with an original principal amount of $5.0 million, related to the Scarlett’s acquisition. The amendment extends the maturity date of the note, with a remaining balance of $3.0 million as of the amendment date, from May 8, 2018 to May 8, 2019, and increases its interest rate from 5.0% to 8.0% for the remaining term of the note.

5. Stockholders’ Equity

During the three and six months ended March 31, 2018, the Company did not purchase shares of its common stock. The Company also paid a $0.06 per share cash dividend totaling approximately $291,000 and $583,000 for the three and six months ended March 31, 2018.

During the three and six months ended March 31, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million. The Company also paid a $0.06 per share cash dividend totaling approximately $294,000 and $584,000 for the three and six months ended March 31, 2017.

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

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Numerator -
Net income attributable to RCIHH common shareholders - basic	$4,685	$3,759	$18,996	$6,657
Adjustment to net income from assumed conversion of debentures(2)	-	-	-	5
Adjusted net income attributable to RCIHH common shareholders - diluted	$4,685	$3,759	$18,996	$6,662
Denominator(1)(3)-
Weighted average number of common shares outstanding - basic	9,719	9,719	9,719	9,744
Effect of potentially dilutive convertible debentures(2)	-	2	-	24
Adjusted weighted average number of common shares outstanding - diluted	9,719	9,721	9,719	9,768

Basic earnings per share	$0.48	$0.39	$1.95	$0.68
Diluted earnings per share	$0.48	$0.39	$1.95	$0.68

(1)	There were no outstanding restricted stock, warrants and options during the three and six months ended March 31, 2018 and 2017.

(2)	Convertible debentures (principal and accrued interest) outstanding at the beginning of the quarters ended March 31, 2018 and 2017 totaling $0 and $859,000, respectively, were convertible into common stock at a price of $10.25 and $12.50 per share until January 4, 2017, when the last conversion option expired in relation to the payment of the last convertible note.

(3)	Since January 4, 2017 to date, the Company has no outstanding convertible debt.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

Income taxes were an expense of $1.5 million and a benefit of $6.7 million for the three and six months ended March 31, 2018, respectively, compared to income tax expense of $1.9 million and $3.4 million for the three and six months ended March 31, 2017, respectively. The effective income tax rate for the three and six months ended March 31, 2018 was an expense of 24.2% and a benefit of 54.6%, respectively, compared with an expense of 33.7% and 33.5% for the three and six months ended March 31, 2017, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by the newly enacted Tax Cuts and Jobs Act (the “Tax Act”).

On December 22, 2017, the Tax Act was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Act, the Company initially revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were remeasured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These remeasurements collectively resulted in a discrete tax benefit of $9.7 million that was recognized during the six months ended March 31, 2018. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Act may vary from the amounts estimated.

The Company or one of its subsidiaries files income tax returns for U.S. federal jurisdiction and various states. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013. The Company’s federal income tax returns for the fiscal years ended September 30, 2015, 2014 and 2013 were recently examined by the Internal Revenue Service with no changes.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of March 31, 2018 and September 30, 2017, the liability for uncertain tax positions totaled approximately $865,000 as of each date, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 18 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, the Company has made reasonable estimates related to the following areas impacted by the Tax Act: existing timing differences, reversal of existing timing differences, and accelerated depreciation. As such, the Company has left the measurement period open as of March 31, 2018.

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

Settlements of lawsuits for the three and six months ended March 31, 2018 total $773,000 and $800,000, respectively, and for the three and six months ended March 31, 2017 total $8,000 and $81,000, respectively. As of March 31, 2018 and September 30, 2017, the Company has accrued $537,000 and $295,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Revenues
Nightclubs	$35,443	$29,967	$70,661	$59,249
Bombshells	5,602	4,375	11,430	8,670
Other	181	176	347	338
	$41,226	$34,518	$82,438	$68,257

Income (loss) from operations
Nightclubs	$11,880	$10,498	$25,251	$19,714
Bombshells	965	801	1,856	1,439
Other	(82)	(222)	(219)	(563)
General corporate	(4,532)	(3,590)	(9,517)	(6,770)
	$8,231	$7,487	$17,371	$13,820

Depreciation and amortization
Nightclubs	$1,334	$1,225	$2,669	$2,467
Bombshells	341	223	677	441
Other	(29)	4	(27)	9
General corporate	253	156	489	309
	$1,899	$1,608	$3,808	$3,226

Capital expenditures
Nightclubs	$847	$545	$1,297	$1,340
Bombshells	5,272	1,614	7,500	2,718
Other	4	10	4	11
General corporate	119	503	210	1,611
	$6,242	$2,672	$9,011	$5,680

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2018	September 30, 2017
Total assets
Nightclubs	$250,406	$254,432
Bombshells	32,461	18,870
Other	1,054	780
General corporate	27,417	25,802
	$311,338	$299,884

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

12. Subsequent Event

At September 30, 2017 and December 31, 2017, the Company held a $2.0 million note receivable related to the Drink Robust, Inc. (“Drink Robust”) disposition that occurred in September 2016. The note required interest-only monthly payments at a per annum rate of 4% beginning January of 2017 and principal and interest payments due monthly commencing in January 2018 and ending December 2032. Interest payments from January 2017 through December 2017 were made in the form of shares of the common stock of a manufacturing company. Cash was received for the January 2018 principal and interest payment; however, in April of 2018, we were informed that the note holder did not intend to make any future principal or interest payments due on the note. The Company had recourse to the personal assets of the note holder in the amount of $500,000 and entered into negotiations for settlement of the note in April of 2018. On April 26, 2018, the Company forgave the $500,000 guaranteed portion of the note for 750,000 shares of common stock of the manufacturing company. Additionally, as part of the settlement, the Company acquired 78.5% of the remaining 80% ownership interest in Drink Robust, bringing its ownership interest to 98.5% with the payment of an outstanding liability to the Drink Robust distributor of $250,000. As a result of the payment, Drink Robust also obtained a three-year exclusive right of distribution for the Robust Energy Drinks in the United States. The Company has made a preliminary estimate of the fair value of the shares of the manufacturing company and the interest acquired in Drink Robust. The preliminary estimate totals $450,000, which is net of the consideration of $250,000 owed to the Drink Robust distributor. As a result of the transaction, the Company impaired $1.55 million of the note receivable during the three months ended March 31, 2018, with a remaining balance of $450,000 recorded within long-term assets at March 31, 2018. The Company will account for the acquisition in the third quarter of 2018, when the transaction was executed and expects to finalize its estimate of the fair value of the shares acquired in the transaction, as well as its accounting for such ownership, no later than the fourth quarter of 2018.

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

Through our subsidiaries, as of March 31, 2018, we operated a total of 43 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

During the three and six months ended March 31, 2018, there were no significant changes in our accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	March 31, 2018		March 31, 2017		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$17,372	42.1%	$14,235	41.2%	$3,137	22.0%
Sales of food and merchandise	5,424	13.2%	4,353	12.6%	1,071	24.6%
Service revenues	16,133	39.1%	14,170	41.1%	1,963	13.9%
Other	2,297	5.6%	1,760	5.1%	537	30.5%
Total revenues	41,226	100.0%	34,518	100.0%	6,708	19.4%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,589	20.7%	3,180	22.3%	409	12.9%
Food and merchandise sold	1,964	36.2%	1,751	40.2%	213	12.2%
Service and other	43	0.2%	37	0.2%	6	16.2%
Cost of goods sold (exclusive of items shown separately below)	5,596	13.6%	4,968	14.4%	628	12.6%
Salaries and wages	10,347	25.1%	9,717	28.2%	630	6.5%
Selling, general and administrative	12,848	31.2%	10,609	30.7%	2,239	21.1%
Depreciation and amortization	1,899	4.6%	1,608	4.7%	291	18.1%
Other charges, net	2,305	5.6%	129	0.4%	2,176	1686.8%
Total operating expenses	32,995	80.0%	27,031	78.3%	5,964	22.1%
Income from operations	8,231	20.0%	7,487	21.7%	744	9.9%
Other income (expenses)
Interest expense	(2,106)	-5.1%	(1,912)	-5.5%	194	10.1%
Interest income	68	0.2%	89	0.3%	(21)	-23.6%
Income before income taxes	6,193	15.0%	5,664	16.4%	529	9.3%
Income tax expense	1,499	3.6%	1,908	5.5%	(409)	-21.4%
Net income	$4,694	11.4%	$3,756	10.9%	$938	25.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $6.7 million, or 19.4%, due primarily to a 15.7% increase from new units, which are primarily composed of Scarlett’s Cabaret Miami and Bombshells 290; 4.8% increase in same-store sales (contributing a 4.7% increase in total revenues); and a 0.9% decrease from closed units. Nightclub and Bombshells same-store sales increased by 5.1% and 2.7%, respectively. Our Nightclubs same-store sales increase is primarily attributable to the overall recovery in consumer discretionary spending in our market areas, while Bombshells’ same-store sales improvement was driven by the continued success of the Houston Rockets and major college basketball tournaments.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Nightclubs	$35,443	$29,967
Bombshells	5,602	4,375
Other	181	176
	$41,226	$34,518

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 80.0% from 78.3% from year-ago with a dollar value increase of $6.0 million, or 22.1%. Contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $628,000, or 12.6%, primarily due to an increase in sales. As a percent of total revenues, cost of goods sold decreased to 13.6% from 14.4% mainly due to the increased use of a national foodservice distributor, giving us better pricing, and stricter implementation of inventory monitoring processes.

Salaries and wages increased by $630,000, or 6.5% from newly acquired and opened units partially offset by a decrease in corporate salaries. As a percent of total revenues, salaries and wages decreased to 25.1% from 28.2% primarily due to leverage from higher sales.

Selling, general and administrative expenses increased by $2.2 million, or 21.1%, primarily due to increases in legal, charge card fees, advertising and marketing, insurance, rent, and supplies. Legal expenses increased in relation to settlements. Insurance expense increased mainly due to higher general liability insurance from increased historical claims. Charge card fees, advertising and marketing and supplies are directly related to the increase in sales. Rent increased due to the opening of a new Bombshells. As a percent of total revenues, selling, general and administrative expenses increased to 31.7% from 30.7% mainly due to the reasons cited above, partially offset by sales leverage on fixed expenses.

Depreciation and amortization increased by $291,000, or 18.1% due to higher unit count.

Other charges, net increased by $2.2 million due to a $1.6 million impairment of a note receivable, lawsuit settlements and last year’s gain on patron tax settlement that were partially offset by lower loss on disposal of fixed assets in the current quarter.

Income from Operations

For the three months ended March 31, 2018 and 2017, our operating margin was 20.0% and 21.7%, respectively. The main drivers are detailed in the discussion above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Nightclubs	$11,880	$10,498
Bombshells	965	801
Other	(82)	(222)
General corporate	(4,532)	(3,590)
	$8,231	$7,487

Operating margin for the Nightclubs segment was 33.5% and 35.0% for the three months ended March 31, 2018 and 2017, respectively, while operating margin for Bombshells was 17.2% and 18.3%, respectively. Excluding the impact of lawsuit settlements in the current quarter and loss on sale of assets, gain on patron tax settlement and lawsuit settlements in the prior-year quarter, non-GAAP operating margin would have been comparable for the Nightclubs segment at 35.1% and 35.2% for the three months ended March 31, 2018 and 2017, respectively. For Bombshells, excluding the impact of lawsuit settlements in the current quarter and loss on sale of assets in the prior-year quarter, non-GAAP operating margin would have been 20.8% and 18.8% for the three months ended March 31, 2018 and 2017, respectively.

Non-Operating Items

Interest expense increased to $2.1 million from $1.9 million due to higher average debt balance in the current quarter over the comparable prior year quarter, partially offset by the lower weighted average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, were 7.4% and 7.7% of revenue during the quarter ended March 31, 2018 and 2017, respectively.

Income Taxes

Income tax expense was $1.5 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the respective periods was 24.2% and 33.7%. Our effective tax rate was affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the current quarter has a lower tax rate as affected by the Tax Cuts and Jobs Act (the “Tax Act”).

On December 22, 2017, the Tax Act was enacted into law, which provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward and changes or limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate results in a blended federal statutory tax rate of 24.5% for its fiscal year 2018. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 26.5%.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

The following table summarizes our results of operations for the six months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Six Months Ended
	March 31, 2018		March 31, 2017		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$35,177	42.7%	$28,610	41.9%	$6,567	23.0%
Sales of food and merchandise	10,731	13.0%	8,560	12.5%	2,171	25.4%
Service revenues	32,022	38.8%	27,645	40.5%	4,377	15.8%
Other	4,508	5.5%	3,442	5.0%	1,066	31.0%
Total revenues	82,438	100.0%	68,257	100.0%	14,181	20.8%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	7,344	20.9%	6,348	22.2%	996	15.7%
Food and merchandise sold	4,058	37.8%	3,404	39.8%	654	19.2%
Service and other	79	0.2%	97	0.3%	(18)	-18.6%
Cost of goods sold (exclusive of items shown separately below)	11,481	13.9%	9,849	14.4%	1,632	16.6%
Salaries and wages	21,724	26.4%	19,369	28.4%	2,355	12.2%
Selling, general and administrative	25,660	31.1%	21,802	31.9%	3,858	17.7%
Depreciation and amortization	3,808	4.6%	3,226	4.7%	582	18.0%
Other charges, net	2,394	2.9%	191	0.3%	2,203	1153.4%
Total operating expenses	65,067	78.9%	54,437	79.8%	10,630	19.5%
Income from operations	17,371	21.1%	13,820	20.2%	3,551	25.7%
Other income (expenses)
Interest expense	(5,185)	-6.3%	(3,927)	-5.8%	1,258	32.0%
Interest income	135	0.2%	126	0.2%	9	7.1%
Income before income taxes	12,321	14.9%	10,019	14.7%	2,302	23.0%
Income tax expense (benefit)	(6,728)	-8.2%	3,358	4.9%	(10,086)	-300.4%
Net income	$19,049	23.1%	$6,661	9.8%	$12,388	186.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $14.2 million, or 20.8%, due primarily to a 15.9% increase from new units, 5.8% increase in same-store sales (contributing a 5.7% increase in total revenues), and a 0.8% decrease from closed units. Nightclub and Bombshells same-store sales increased by 6.1% and 4.1%, respectively, due to increased customer count caused by a positive macroeconomic environment.

Segment contribution to total revenues was as follows (in thousands):

	For the Six Months
	Ended March 31,
	2018	2017
Nightclubs	$70,661	$59,249
Bombshells	11,430	8,670
Other	347	338
	$82,438	$68,257

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 78.9% from 79.8% from last year. Dollar value increased by $10.6 million, or 19.5%. Contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $1.6 million, or 16.6%, primarily due to an increase in sales. As a percent of total revenues, cost of goods sold decreased to 13.9% from 14.4% mainly due to the increased use of a national foodservice distributor, giving us better pricing, and stricter implementation of inventory monitoring processes.

Salaries and wages increased by $2.4 million, or 12.2% mainly due to labor from newly acquired and opened units. As a percent of total revenues, salaries and wages decreased to 26.4% from 28.4% primarily due to leverage on higher sales.

Selling, general and administrative expenses increased by $3.9 million, or 17.7%, primarily due to increases in advertising and marketing, insurance, charge card fees, and rent. This is partially offset by decreases in legal costs and taxes and permits. Advertising and marketing and charge card fees are directly related to the increase in sales. Insurance expense increased mainly due to higher general liability insurance from increased historical claims. Rent increased due to the opening of a new Bombshells. As a percent of total revenues, selling, general and administrative expenses slightly decreased to 31.1% from 31.9% mainly due sales leverage partially offset by a higher mix of credit card usage.

Depreciation and amortization increased by $582,000, or 18.0% due to higher unit count and the addition of our corporate office during the middle of the first quarter of 2017.

Other charges, net increased by $2.2 million mainly due to a $1.6 million impairment of a note receivable, higher lawsuit settlements and last year’s gain on patron tax settlement, partially offset by a lower loss on sale of assets.

Income from Operations

For the six months ended March 31, 2018 and 2017, our operating margin was 21.1% and 20.2%, respectively. The main drivers for the slight increase in operating margin is the favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired and opened units offset by the impairment charge in the current quarter, aside from the details previously discussed above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Six Months
	Ended March 31,
	2018	2017
Nightclubs	$25,251	$19,714
Bombshells	1,856	1,439
Other	(219)	(563)
General corporate	(9,517)	(6,770)
	$17,371	$13,820

Operating margin for the Nightclubs segment was 35.7% and 33.3% for the six months ended March 31, 2018 and 2017, respectively, while operating margin for Bombshells was 16.2% and 16.6%, respectively. The increase in Nightclubs operating margin was mainly due to the favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired and opened units. The slight decrease in Bombshells operating margin was primarily due to margin inefficiencies from newly opened units, partially offset by positive same-stores sales. Excluding the impact of lawsuit settlements in the current year and loss on sale of assets, gain on patron tax settlement and lawsuit settlements in the prior year, non-GAAP operating margin for the Nightclubs segment would have been 36.6% and 33.4% for the six months ended March 31, 2018 and 2017, respectively. For Bombshells, excluding the impact of lawsuit settlements in the current year and loss on sale of assets in the prior year, non-GAAP operating margin would have been 18.0% and 16.8% for the six months ended March 31, 2018 and 2017, respectively.

Non-Operating Items

Interest expense increased to $5.2 million from $3.9 million due to the write-off of debt issuance costs and prepayment penalties related to our debt refinancing (see Note 4 to our condensed consolidated financial statements) amounting to $827,000 and higher average debt balance year over year, partially offset by a lower weighted average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, exclusive of refinancing-related costs above, were 7.6% and 7.9% of revenue during the six months ended March 31, 2018 and 2017, respectively.

Income Taxes

Income taxes were a benefit of $6.7 million and an expense of $3.4 million for the six months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the respective periods was a benefit of 54.6% and an expense of 33.5%. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the current year was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted Tax Act.

On December 22, 2017, the Tax Act was enacted into law, which provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward and changes or limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate results in a blended federal statutory tax rate of 24.5% for its fiscal year 2018. The financial statements for the first fiscal quarter 2018 were also impacted by a one-time revaluation of the Company’s deferred tax assets and liabilities and this was recognized as a discrete income tax benefit in the period. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 26.5%. The effective tax rate for the current year-to-date period was lower than the new 2018 statutory rate due to discrete tax benefits of $9.7 million recognized related to the revaluation of deferred tax assets and liabilities expected to be utilized in 2018.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, impairment of assets, gains or losses on sale of assets, gain on insurance, and settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, impairment of assets, costs and charges related to debt refinancing, income tax expense (benefit), gains or losses on sale of assets, gain on insurance, and settlement of lawsuits, and include the non-GAAP provision for current and deferred income taxes, calculated at 26.5% and 33% effective tax rate of the pre-tax non-GAAP income before taxes for the three and six months ended March 31, 2018 and 2017, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax expense (benefit), net interest expense, impairment of assets, gains or losses on sale of assets, gain on insurance, and settlement of lawsuits because we believe that adjusting for such items helps management and investors better understand operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2018 and 2017 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$4,685	$3,759	$18,996	$6,657
Income tax expense (benefit)	1,499	1,908	(6,728)	3,358
Interest expense, net	2,038	1,823	5,050	3,801
Settlement of lawsuits	773	8	800	81
Impairment of assets	1,550	-	1,550	-
Gain on settlement of patron tax	-	(102)	-	(102)
Gain on insurance	-	-	(20)	-
Loss (gain) on sale of assets	(18)	223	64	212
Depreciation and amortization	1,899	1,608	3,808	3,226
Adjusted EBITDA	$12,426	$9,227	$23,520	$17,233

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$4,685	$3,759	$18,996	$6,657
Amortization of intangibles	48	40	96	86
Costs and charges related to debt refinancing	-	-	827	-
Settlement of lawsuits	773	8	800	81
Impairment of assets	1,550	-	1,550	-
Gain on settlement of patron tax	-	(102)	-	(102)
Gain on insurance	-	-	(20)	-
Income tax expense (benefit)	1,499	1,908	(6,728)	3,358
Loss (gain) on sale of assets	(18)	223	64	212
Non-GAAP income tax benefit (expense)
Current	518	(1,946)	563	(3,401)
Deferred	(2,780)	20	(4,693)	5
Non-GAAP net income	$6,275	$3,910	$11,455	$6,896

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Fully diluted shares	9,719	9,721	9,719	9,768
Diluted EPS attributable to RCIHH common shareholders	$0.48	$0.39	$1.95	$0.68
Amortization of intangibles	0.00	0.00	0.01	0.01
Costs and charges related to debt refinancing	-	-	0.09	-
Settlement of lawsuits	0.08	0.00	0.08	0.01
Impairment of assets	0.16	-	0.16	-
Gain on settlement of patron tax	-	(0.01)	-	(0.01)
Gain on insurance	-	-	(0.00)	-
Income tax expense (benefit)	0.15	0.20	(0.69)	0.34
Loss (gain) on sale of assets	(0.00)	0.02	0.01	0.02
Non-GAAP income tax benefit (expense)
Current	0.06	(0.20)	0.06	(0.35)
Deferred	(0.29)	(0.00)	(0.48)	0.00
Non-GAAP diluted EPS	$0.65	$0.41	$1.18	$0.70

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$8,231	$7,487	$17,371	$13,820
Amortization of intangibles	48	40	96	86
Settlement of lawsuits	773	8	800	81
Impairment of assets	1,550	-	1,550	-
Gain on settlement of patron tax	-	(102)	-	(102)
Gain on insurance	-	-	(20)	-
Loss (gain) on sale of assets	(18)	223	64	212
Non-GAAP operating income	$10,584	$7,656	$19,861	$14,097

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	20.0%	21.7%	21.1%	20.2%
Amortization of intangibles	0.1%	0.1%	0.1%	0.1%
Settlement of lawsuits	1.9%	0.0%	1.0%	0.1%
Impairment of assets	3.8%	-	1.9%	-
Gain on settlement of patron tax	-	-0.3%	-	-0.1%
Gain on insurance	-	-	-0.0%	-
Loss (gain) on sale of assets	-0.0%	0.6%	0.1%	0.3%
Non-GAAP operating margin	25.7%	22.2%	24.1%	20.7%

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

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents were $12.5 million compared to $9.9 million at September 30, 2017. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2018, we had negative working capital of $1.5 million compared to negative working capital of $10.6 million as of September 30, 2017, both figures excluding assets held for sale of $5.6 million as of March 31, 2018 and $5.8 million as of September 30, 2017. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $14.1 million during the six months ended March 31, 2018 from $11.0 million during the six months ended March 31, 2017. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the remainder of fiscal 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months Ended March 31,
	2018	2017
Operating activities	$14,077	$11,030
Investing activities	(8,291)	(3,578)
Financing activities	(3,208)	(5,580)
Net increase in cash and cash equivalents	$2,578	$1,872

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months Ended March 31,
	2018	2017
Net income	$19,049	$6,661
Depreciation and amortization	3,808	3,226
Deferred tax benefit	(9,659)	-
Impairment of assets	1,550	-
Debt prepayment penalty	543	75
Net change in operating assets and liabilities	(1,867)	618
Other	653	450
Net cash provided by operating activities	$14,077	$11,030

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations, partially offset by higher payments for income taxes and interest expense, which included debt prepayment penalty, and an unfavorable net change in operating assets and liabilities.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2018	2017
Additions to property and equipment	$(9,011)	$(5,680)
Proceeds from sale of assets	632	2,047
Proceeds from insurance	20	-
Proceeds from notes receivable	68	55
Net cash used in investing activities	$(8,291)	$(3,578)

Following is a breakdown of our additions to property and equipment for the six months ended March 31, 2018 and 2017 (in thousands):

	For the Six Months Ended March 31,
	2018	2017
New facilities capital expenditures	$7,749	$4,629
Maintenance capital expenditures	1,262	1,051
Total capital expenditures	$9,011	$5,680

Capital expenditures during the six months ended March 31, 2018 are composed primarily of construction and development costs for one new location, while capital expenditures during the six months ended March 31, 2017 are composed primarily of construction and development costs for four new locations and our new corporate office. Variances in construction capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Six Months Ended March 31,
	2018	2017
Proceeds from long-term debt	$62,453	$2,564
Payments on long-term debt	(63,518)	(6,179)
Debt prepayment penalty	(543)	(75)
Purchase of treasury stock	-	(1,099)
Payment of loan origination costs	(909)	(99)
Payment of dividends	(583)	(584)
Distribution to noncontrolling interests	(108)	(108)
Net cash used in financing activities	$(3,208)	$(5,580)

We did not purchase shares of our Company’s common stock during the six months ended March 31, 2018, while, we purchased 89,685 treasury shares at an average price of $12.25 per share during the six months ended March 31, 2017. We paid quarterly dividends of $0.03 per share during the six months ended March 31, 2018 and 2017.

On December 14, 2017, we refinanced several of our notes payable with a local bank. Refer to Note 4 to our condensed consolidated financial statements for details of the refinancing.

In February 2018, we borrowed $3.0 million from a bank for the purchase of land worth $4.0 million, and refinanced one of our bank notes with a construction loan amounting to $4.7 million. See Note 4 to our condensed consolidated financial statements for details of these transactions.

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Six Months
	Ended March 31,
	2018	2017
Net cash provided by operating activities	$14,077	$11,030
Less: Maintenance capital expenditures	1,262	1,051
Free cash flow	$12,815	$9,979

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

The following table presents a summary of such indicators for the six months ended March 31:

		Increase		Increase
	2018	(Decrease)	2017	(Decrease)	2016
Sales of alcoholic beverages	$35,177	23.0%	$28,610	-1.9%	$29,178
Sales of food and merchandise	10,731	25.4%	8,560	-4.3%	8,943
Service revenues	32,022	15.8%	27,645	7.0%	25,846
Other	4,508	31.0%	3,442	-11.8%	3,904
Total revenues	82,438	20.8%	68,257	0.6%	67,871
Net cash provided by operating activities	$14,077	27.6%	$11,030	-0.7%	$11,112
Adjusted EBITDA	$23,520	36.5%	$17,233	-2.7%	$17,710
Long-term debt	$127,213	24.4%	$102,300	0.6%	$101,713

* See definition of Adjusted EBITDA above under the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We did not purchase shares of our common stock during the six months ended March 31, 2018, while we purchased 89,685 shares of our stock at an average price of $12.25 per share during the six months ended March 31, 2017. As of March 31, 2018, we have $3.1 million remaining to purchase additional shares under our share repurchase program.

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

We plan to open two Bombshells in fiscal 2018, including Bombshells Pearland which opened in April 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2018, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that the information required to be filed or submitted with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2018. This determination is based on the previously reported material weaknesses in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures, and we will continue to monitor this issue.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

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

Control Environment

Our Board of Directors has continually directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements. One of the ways we have begun to rectify the deficiencies has been to upgrade our accounting staff with certain newly hired accountant.

Control Activities

Strengthening internal controls over complex accounting and management estimates – Subsequent to September 30, 2017, we have committed to improve the controls over complex accounting and estimates and prevent instances of incorrect accounting and improper valuation decisions, by hiring valuation experts to assist us with our goodwill, indefinite-lived intangible assets, and property and equipment impairment analyses whenever necessary and also with the analysis and accounting for business combinations, income taxes, and other complex accounting matters.

Strengthening the information technology application and related segregation of duties issues – We were previously aware of the limitations of our accounting software and had been in the planning/implementation process of replacing the software for many months prior to September 30, 2017. In October 2017, we completed the conversion to a new Enterprise Resource Planning (“ERP”) system which, along with changes to our manual internal controls, we believe will resolve the issues detailed above relating to the information systems and segregation of duties. The new ERP system has features that prevent unauthorized access to certain programs and data, and provides for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts. These features include proper segregation of duties within our journal entry process. We have also hired a Director of ERP & Business Intelligence.

Strengthening internal controls over financial reporting and disclosures - With the oversight of our Audit Committee, the Company has continued to take proactive steps and implement additional measures to remediate the underlying causes of the material weaknesses. We are taking significant steps to improve our risk assessment process and monitoring structure, as follows:

●	The new ERP system described above will assist us in strengthening the controls over financial reporting, and we are committed to also add an overlay of review of our financial statements during our financial reporting process.

●	On top of the ERP system described above, we have also implemented in April 2018 a new monitoring and security software to automate our segregation of duties and access monitoring controls, and generate compliance documentation.

●	We have upgraded our accounting staff with certain newly hired accountants.

●	We have retained a more robust outside consulting firm to assist us in evaluating, redesigning and implementing necessary steps to maintain adequate internal controls. This work will initiate in May 2018, and we expect to have this work completed by September 30, 2018.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the three and six months ended March 31, 2018, we did not repurchase shares of the Company’s common stock. As of March 31, 2018, we have $3.1 million remaining to purchase additional shares.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws. (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 10, 2018	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2018	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

