Form 10-Q
period 2018-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2018-08-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

As of July 31, 2018, 9,718,711 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with operating and managing an adult business, the business climates in cities where it operates, the success or lack thereof in launching and building the company’s businesses, risks and uncertainties related to cybersecurity, conditions relevant to real estate transactions, and numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,171	$9,922
Accounts receivable, net	4,975	3,187
Inventories	2,411	2,149
Prepaid insurance	1,456	3,826
Other current assets	1,694	1,399
Assets held for sale	7,565	5,759
Total current assets	31,272	26,242
Property and equipment, net	165,715	148,410
Notes receivable	2,903	4,993
Goodwill	43,866	43,866
Intangibles, net	74,733	74,424
Other assets	1,774	1,949
Total assets	$320,263	$299,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,589	$2,147
Accrued liabilities	10,443	11,524
Current portion of long-term debt	12,285	17,440
Total current liabilities	25,317	31,111
Deferred tax liability, net	15,882	25,541
Long-term debt	118,970	106,912
Other long-term liabilities	1,451	1,095
Total liabilities	161,620	164,659

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,719 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	97	97
Additional paid-in capital	63,453	63,453
Retained earnings	92,704	69,195
Total RCIHH stockholders’ equity	156,254	132,745
Noncontrolling interests	2,389	2,480
Total stockholders’ equity	158,643	135,225
Total liabilities and stockholders’ equity	$320,263	$299,884

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues
Sales of alcoholic beverages	$17,658	$15,475	$52,835	$44,085
Sales of food and merchandise	6,175	4,641	16,906	13,201
Service revenues	16,316	15,350	48,338	42,995
Other	2,485	1,963	6,993	5,405
Total revenues	42,634	37,429	125,072	105,686
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,632	3,255	10,976	9,603
Food and merchandise sold	2,140	1,952	6,198	5,356
Service and other	94	62	173	159
Cost of goods sold (exclusive of items shown separately below)	5,866	5,269	17,347	15,118
Salaries and wages	11,362	9,902	33,086	29,271
Selling, general and administrative	13,476	11,767	39,136	33,569
Depreciation and amortization	1,998	1,710	5,806	4,936
Other charges, net	440	898	2,834	1,089
Total operating expenses	33,142	29,546	98,209	83,983
Income from operations	9,492	7,883	26,863	21,703
Other income (expenses)
Interest expense	(2,308)	(2,205)	(7,493)	(6,132)
Interest income	52	61	187	187
Income before income taxes	7,236	5,739	19,557	15,758
Income tax expense (benefit)	1,829	1,889	(4,899)	5,247
Net income	5,407	3,850	24,456	10,511
Net loss (income) attributable to noncontrolling interests	(18)	(9)	(71)	(13)
Net income attributable to RCIHH common shareholders	$5,389	$3,841	$24,385	$10,498

Earnings per share attributable to RCIHH common shareholders
Basic	$0.55	$0.40	$2.51	$1.08
Diluted	$0.55	$0.40	$2.51	$1.08
Weighted average number of common shares outstanding
Basic	9,719	9,719	9,719	9,735
Diluted	9,719	9,719	9,719	9,751

Dividends per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,456	$10,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,806	4,936
Deferred taxes	(9,659)	-
Amortization of debt discount and issuance costs	469	178
Deferred rent	224	182
Loss (gain) on disposal of assets	70	(838)
Impairment of assets	1,550	1,411
Gain on insurance	(20)	-
Debt prepayment penalty	543	75
Changes in operating assets and liabilities:
Accounts receivable	(1,788)	1,753
Inventories	(257)	(134)
Prepaid expenses and other assets	1,264	1,682
Accounts payable and accrued liabilities	(247)	(1,859)
Net cash provided by operating activities	22,411	17,897
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	629	2,145
Proceeds from insurance	20	-
Proceeds from notes receivable	98	78
Additions to property and equipment	(18,827)	(9,048)
Acquisition of businesses, net of cash acquired	(484)	(9,527)
Net cash used in investing activities	(18,564)	(16,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	72,387	11,120
Payments on long-term debt	(70,444)	(10,839)
Debt prepayment penalty	(543)	(75)
Purchase of treasury stock	-	(1,099)
Payment of dividends	(876)	(877)
Payment of loan origination costs	(960)	(123)
Distribution to noncontrolling interests	(162)	(162)
Net cash used in financing activities	(598)	(2,055)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,249	(510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,922	11,327
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,171	$10,817

CASH PAID DURING PERIOD FOR:
Interest	$7,168	$5,778
Income taxes (net of refund of $42 and $1,017, respectively)	$3,263	$2,170

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the nine months ended June 30, 2018, the Company refinanced $81.2 million of long-term debt comprised of 21 notes payable with the execution of three notes payable with a lender bank. The new notes and the repaid balance included $18.7 million worth of debt with the same lender bank. See Note 4 for a detailed discussion of the refinancing.

During the nine months ended June 30, 2018, the Company borrowed $7.1 million from a lender to purchase an aircraft by trading in an aircraft that the Company owned and the assumption of the old aircraft’s note payable liability. See Note 4 for a detailed discussion of the transaction.

During the nine months ended June 30, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. See Note 4 for a detailed discussion of the transaction.

During the nine months ended June 30, 2017, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million, resulting in net cash proceeds of $1.9 million.

During the nine months ended June 30, 2017, the Company purchased and retired 89,685 common shares at a cost of $1.1 million.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2017 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

2. Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company is still evaluating the impact of the standard, including all its applicable amendments and technical corrections issued by the FASB, and which transition method it is going to use upon adoption.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. While we anticipate changes in the classification of expenses in our income statement and the timing of recognition of these expenses, we are still evaluating the materiality of the implementation of this standard.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	June 30, 2018	September 30, 2017
Payroll and related costs	$1,928	$1,889
Insurance	760	3,160
Income taxes	2,046	549
Sales and liquor taxes	968	990
Patron tax	514	801
Unearned revenues	770	196
Property taxes	1,037	1,270
Lawsuit settlement	962	295
Other	1,458	2,374
	$10,443	$11,524

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Taxes and permits	$2,372	$1,888	$6,543	$6,017
Advertising and marketing	1,861	1,708	5,663	4,720
Insurance	1,409	991	4,036	2,878
Supplies and services	1,352	1,245	4,035	3,533
Legal	858	744	2,244	2,156
Rent	944	859	2,841	2,299
Charge card fees	813	840	2,484	2,027
Utilities	731	695	2,164	2,021
Accounting and professional fees	718	545	2,274	1,602
Security	652	557	1,922	1,610
Repairs and maintenance	574	546	1,665	1,545
Other	1,192	1,149	3,265	3,161
	$13,476	$11,767	$39,136	$33,569

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	September 30, 2017

Notes payable at 10-11%, mature August 2022 and December 2024	$-	$2,358
Note payable at 7%, matures December 2019	-	95
Notes payable at 5.5%, matures January 2023	1,094	1,157
Notes payable at 5.5%, matures January 2023 and January 2022	-	4,510
Note payable refinanced at 6.25%, matures July 2018	-	1,120
Note payable at 9.5%, matures August 2024	-	6,941
Notes payable at 9.5%, mature September 2024	-	6,423
Notes payable at 5-7%, mature from 2018 to 2028	-	1,679
7.45% note payable, matures January 2019	-	2,740
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%	4,852	5,613
Note payable at 6.5%, matures January 2020	-	4,484
Note payable at 6%, matures January 2019	-	504
Notes payable at 5.5%, matures May 2020	-	5,320
Note payable at 6%, matures May 2020	-	1,037
Note payable at 5.25%, matures December 2024	-	1,777
Note payable initially at 5.45%, matures July 2020 (amended to December 2027 with refinancing)	10,351	10,620
Note payable at the greater of 2% above prime or 5% (6.25% at September 30, 2017), matures October 2025	-	4,303
Note payable at 5%, matures January 2026	-	9,672
Note payable at 5.25%, matures March 2037	-	4,651
Note payable at 6.25%, matures February 2018	-	1,894
Note payable initially at 5.95%, matures August 2021 (amended to December 2027 with refinancing)	7,729	8,267
Note payable at 12%, matures October 2021	6,385	9,671
Note payable at 4.99%, matures April 2037	919	941
Notes payable at 12%, mature May 2020	5,440	5,440
Note payable at 5%, matures May 2018 (amended to 8% interest rate and May 2019 maturity)	3,025	5,000
Note payable at 8%, matures May 2029	14,677	15,291
Note payable at 5%, matures May 2038	-	3,441
Note payable initially at 5.75%, matures December 2027	60,031	-
Note payable at 5.95%, matures December 2032	6,949	-
Note payable at 5%, matures August 2029	3,478	-
Note payable at 5.25%, matures February 2038	3,000	-
Note payable at 5%, matures April 2020	4,039	-
Note payable at 8%, matures May 2023	986	-
Total debt	132,955	124,949
Less unamortized debt issuance costs	(1,700)	(597)
Less current portion	(12,285)	(17,440)

Total long-term debt	$118,970	$106,912

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

In connection with the Repaid Notes, the Company wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method. We also paid prepayment penalties amounting to $543,000 on the Repaid Notes.

Included in the $62.5 million note detailed in (i) above, was $4.6 million that was escrowed at closing and due to the bank lender of one of the Repaid Notes. The amount was released from escrow in June 2018 when the construction, for which the original note was borrowed, was completed.

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

On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bears an interest rate of prime plus 0.5% with a floor of 5.0% and matures on August 20, 2029. During the first 18 months of the construction loan, the Company will make monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. The note had a balance of $3.5 million as of June 30, 2018.

On April 24, 2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million, payable interest only at prime plus 0.5% with a floor of 5% per annum. The note matures in 24 months, by which date the principal is payable in full.

On May 8, 2018, the Company amended its short-term note payable, with an original principal amount of $5.0 million, related to the Scarlett’s acquisition. The amendment extended the maturity date of the note, with a remaining balance of $3.0 million as of the amendment date, from May 8, 2018 to May 8, 2019, and increased its interest rate from 5.0% to 8.0% for the remaining term of the note.

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The note matures in three years and is payable in monthly installments of $20,276, including interest, based on a five-year amortization with the remaining balance to be paid at maturity. See Note 12.

As of June 30, 2018, the Company is in compliance with all its debt covenants.

5. Stockholders’ Equity

The Company paid a $0.03 per share quarterly cash dividend totaling approximately $293,000 and $876,000 for the three and nine months ended June 30, 2018, respectively.

The Company paid a $0.03 per share quarterly cash dividend totaling approximately $293,000 and $877,000 for the three and nine months ended June 30, 2017, respectively. During the three and nine months ended June 30, 2017, the Company purchased and retired 0 and 89,685 common shares at a cost of $0 and $1.1 million, respectively.

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

The table below presents the reconciliation of the numerator and the denominator in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Numerator -
Net income attributable to RCIHH common shareholders - basic	$5,389	$3,841	$24,385	$10,498
Adjustment to net income from assumed conversion of debentures(2)	-	-	-	5
Adjusted net income attributable to RCIHH common shareholders - diluted	$5,389	$3,841	$24,385	$10,503
Denominator(1)(3)-
Weighted average number of common shares outstanding - basic	9,719	9,719	9,719	9,735
Effect of potentially dilutive convertible debentures(2)	-	-	-	16
Adjusted weighted average number of common shares outstanding - diluted	9,719	9,719	9,719	9,751

Basic earnings per share	$0.55	$0.40	$2.51	$1.08
Diluted earnings per share	$0.55	$0.40	$2.51	$1.08

(1)	There were no outstanding restricted stock, warrants and options during the three and nine months ended June 30, 2018 and 2017.

(2)	Convertible debentures (principal and accrued interest) outstanding at the beginning of the nine months ended June 30, 2017 totaling $859,000 were convertible into common stock at a price of $10.25 and $12.50 per share until January 4, 2017, when the last conversion option expired in relation to the payment of the last convertible note.

(3)	Since January 4, 2017 to date, the Company has no outstanding convertible debt.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

Income taxes were an expense of $1.8 million and a benefit of $4.9 million for the three and nine months ended June 30, 2018, respectively, compared to income tax expense of $1.9 million and $5.2 million for the three and nine months ended June 30, 2017, respectively. The effective income tax rate for the three and nine months ended June 30, 2018 was an expense of 25.3% and a benefit of 25.0%, respectively, compared with an expense of 32.9% and 33.3% for the three and nine months ended June 30, 2017, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by the newly enacted Tax Cuts and Jobs Act (the “Tax Act”).

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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company initially revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were remeasured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These remeasurements collectively resulted in a discrete tax benefit of $9.7 million that was recognized during the nine months ended June 30, 2018. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts estimated.

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

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of June 30, 2018 and September 30, 2017, the liability for uncertain tax positions totaled approximately $865,000 as of each date, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 18 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, the Company has made reasonable estimates related to the following areas impacted by the Tax Act: existing timing differences, reversal of existing timing differences, and accelerated depreciation. As such, the Company has left the measurement period open as of June 30, 2018.

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

On April 1, 2015, we and our subsidiaries, RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc., entered into an agreement to settle in full a New York based federal wage and hour class and collective action filed in the United States District Court for the Southern District of New York. On September 22, 2015, the Court granted final approval of the settlement. Under the terms of the agreement, Peregrine Enterprises, Inc. was to make up to $15.0 million available to class members and their attorneys. The actual amount paid was determined based on the number of class members responding by the end of a two-month notice period which ended on December 4, 2015. Unclaimed checks or payments reverted back to Peregrine at that time. Based on the current schedule, an initial payment for attorneys’ fees of $1,833,333 was made in October 2015, with two subsequent payments of $1,833,333 each being made in equal annual installments. As part of the settlement, RCIHH was required to guarantee the obligations of RCI Entertainment (New York), Inc. and Peregrine Enterprises, Inc. under the settlement. As of June 30, 2018, this matter has been fully settled.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2018, we have 3 remaining unresolved claims out of the original 71 claims.

General

The Company has been sued by a landlord in the 33rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide the plaintiff with proposed plans before beginning construction. The plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that the plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that the plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against the plaintiff, the plaintiff’s manager, and the plaintiff’s broker asserting that they committed fraud and that the landlord breached the applicable agreements. It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s financial condition.

On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleges that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleges JAI Phoenix is liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. The hearing on the appeal was held in June 2018, and JAI Phoenix is now waiting on the decision. JAI Phoenix believes the lower Court’s assessments of liability and damages are unsupportable by the facts of the case and the law, and JAI Phoenix will continue to vigorously defend itself. RCI Hospitality Holdings, Inc. is not a party to the lawsuit. The Company estimates a possible loss in the range of $0 to $5.0 million in this matter.

The Company is currently undergoing sales tax audits for several states. At this stage of the sales tax audits, the Company cannot estimate the possible loss, if any, that may result from these examinations.

Settlements of lawsuits for the three and nine months ended June 30, 2018 total $474,000 and $1.3 million, respectively, and for the three and nine months ended June 30, 2017 total $222,000 and $303,000, respectively. As of June 30, 2018 and September 30, 2017, the Company has accrued $937,000 and $295,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues
Nightclubs	$35,253	$32,575	$105,914	$91,824
Bombshells	7,120	4,611	18,550	13,281
Other	261	243	608	581
	$42,634	$37,429	$125,072	$105,686

Income (loss) from operations
Nightclubs	$12,584	$10,579	$37,835	$30,293
Bombshells	1,391	692	3,247	2,131
Other	(328)	(130)	(547)	(693)
General corporate	(4,155)	(3,258)	(13,672)	(10,028)
	$9,492	$7,883	$26,863	$21,703

Depreciation and amortization
Nightclubs	$1,381	$1,344	$4,050	$3,811
Bombshells	322	202	999	643
Other	103	5	76	14
General corporate	192	159	681	468
	$1,998	$1,710	$5,806	$4,936

Capital expenditures
Nightclubs	$253	$1,199	$1,550	$2,539
Bombshells	9,125	1,164	16,625	3,882
Other	29	-	33	11
General corporate	409	1,005	619	2,616
	$9,816	$3,368	$18,827	$9,048

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2018	September 30, 2017
Total assets
Nightclubs	$258,885	$254,432
Bombshells	32,893	18,870
Other	2,316	780
General corporate	26,169	25,802
	$320,263	$299,884

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

12. Acquisitions and Dispositions

At September 30, 2017 and December 31, 2017, the Company held a $2.0 million note receivable related to the Drink Robust, Inc. (“Drink Robust”) disposition that occurred in September 2016. The note required interest-only monthly payments at a per annum rate of 4% beginning January of 2017 and principal and interest payments due monthly commencing in January 2018 and ending December 2032. Interest payments from January 2017 through December 2017 were made in the form of shares of the common stock of a manufacturing company. Cash was received for the January 2018 principal and interest payment; however, in April of 2018, the Company was informed that the note holder did not intend to make any future principal or interest payments due on the note. The Company had recourse to the personal assets of the note holder in the amount of $500,000 and entered into negotiations for settlement of the note in April of 2018. On April 26, 2018, the Company forgave the $500,000 guaranteed portion of the note for 750,000 shares of common stock of the manufacturing company. Additionally, as part of the settlement, the Company acquired 78.5% of the remaining 80% ownership interest in Drink Robust, bringing its ownership interest to 98.5% with the payment of an outstanding liability to the Drink Robust distributor of $250,000. As a result of the payment, Drink Robust also obtained a three-year exclusive right of distribution for the Robust Energy Drinks in the United States. The Company has made a preliminary estimate of the fair value of the shares of the manufacturing company and the interest acquired in Drink Robust. The preliminary estimate totals $450,000, which is net of the consideration of $250,000 owed to the Drink Robust distributor. As a result of the transaction, the Company impaired $1.55 million of the note receivable during the three months ended March 31, 2018, with a remaining balance of $450,000 recorded within long-term assets at June 30, 2018. The Company accounted for the acquisition in the third quarter of 2018, when the transaction was executed and expects to finalize its estimate of the fair value of the shares acquired in the transaction, as well as its accounting for such ownership, no later than the fourth quarter of 2018.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. See Note 4. The transaction provides for the purchase of the real estate for $1.32 million and other non-real estate business assets for $180,000.

13. Asset Held for Sale

During the quarter ended June 30, 2018, the Company decided to offer for sale a real estate property in Dallas, Texas. A recently closed club owned by a subsidiary of the Company used to operate on the property. The estimated fair value of the property less cost to sell was approximately $2.0 million, which is comprised of land and building reported as Nightclubs segment assets, and reclassified to assets held for sale in the Company’s consolidated balance sheet as of June 30, 2018. The Company determined fair value based on an estimation of net realizable value and/or recent transactions or quoted prices in similar markets. The Company expects the property to be sold within 12 months by a real estate broker which the Company contracted.

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

Through our subsidiaries, as of June 30, 2018, we operated a total of 43 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

During the three and nine months ended June 30, 2018, there were no significant changes in our accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	June 30, 2018		June 30, 2017		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$17,658	41.4%	$15,475	41.3%	$2,183	14.1%
Sales of food and merchandise	6,175	14.5%	4,641	12.4%	1,534	33.1%
Service revenues	16,316	38.3%	15,350	41.0%	966	6.3%
Other	2,485	5.8%	1,963	5.2%	522	26.6%
Total revenues	42,634	100.0%	37,429	100.0%	5,205	13.9%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,632	20.6%	3,255	21.0%	377	11.6%
Food and merchandise sold	2,140	34.7%	1,952	42.1%	188	9.6%
Service and other	94	0.5%	62	0.4%	32	51.6%
Cost of goods sold (exclusive of items shown separately below)	5,866	13.8%	5,269	14.1%	597	11.3%
Salaries and wages	11,362	26.7%	9,902	26.5%	1,460	14.7%
Selling, general and administrative	13,476	31.6%	11,767	31.4%	1,709	14.5%
Depreciation and amortization	1,998	4.7%	1,710	4.6%	288	16.8%
Other charges, net	440	1.0%	898	2.4%	(458)	-51.0%
Total operating expenses	33,142	77.7%	29,546	78.9%	3,596	12.2%
Income from operations	9,492	22.3%	7,883	21.1%	1,609	20.4%
Other income (expenses)
Interest expense	(2,308)	-5.4%	(2,205)	-5.9%	103	4.7%
Interest income	52	0.1%	61	0.2%	(9)	-14.8%
Income before income taxes	7,236	17.0%	5,739	15.3%	1,497	26.1%
Income tax expense	1,829	4.3%	1,889	5.0%	(60)	-3.2%
Net income	$5,407	12.7%	$3,850	10.3%	$1,557	40.4%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $5.2 million, or 13.9%, due primarily to a 11.8% increase from new units; 5.0% increase in same-store sales (contributing a 4.7% increase in total revenues); and a 2.6% decrease from closed units. Nightclub and Bombshells same-store sales increased by 5.1% and 4.1%, respectively, during the quarter. The same store-sales increase for our Nightclubs segment can be attributed in part to the economy performing well during the quarter, which included the Texas oil patch. Last year’s acquisitions of Scarlett’s Cabaret in St. Louis and Miami have transitioned to the same-store sales base during mid-quarter. Our six Bombshells took in increased traffic created by the Houston Rockets getting into the NBA Western Conference Finals and the Houston Astros’ start of the baseball season.

We acquired a club in Kappa, Illinois, and decided to close a club in Philadelphia due to underperformance.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended June 30,
	2018	2017
Nightclubs	$35,253	$32,575
Bombshells	7,120	4,611
Other	261	243
	$42,634	$37,429

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 77.7% from 78.9% from year-ago with a dollar value increase of $3.6 million, or 12.2%. Contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $597,000, or 11.3%, primarily due to an increase in sales. As a percent of total revenues, cost of goods sold decreased to 13.8% from 14.1% mainly due to the increased use of a national foodservice distributor, giving us better pricing, and stricter implementation of inventory monitoring processes, partially offset by inefficiencies from newly opened clubs and restaurants.

Salaries and wages increased by $1.5 million, or 14.7% from mostly newly acquired and opened units. As a percent of total revenues, salaries and wages increased slightly to 26.7% from 26.5%.

Selling, general and administrative expenses increased by $1.7 million, or 14.5%, primarily due to increases in taxes and permits, insurance, advertising and marketing, accounting and professional fees, and legal expenses. Taxes and permits increased primarily due to higher sales and liquor taxes brought about by higher sales. Insurance expense increased mainly due to higher general liability insurance from increased historical claims. The increase in advertising and marketing is directly related to the increase in sales. Accounting and professional fees increased mainly due to the consulting firm we hired to evaluate and design our internal controls. Legal expenses increased due to increased litigation activity and settlements. As a percent of total revenues, selling, general and administrative expenses slightly increased to 31.6% from 31.4% mainly due to the reasons cited above, partially offset by sales leverage on fixed expenses.

Depreciation and amortization increased by $288,000, or 16.8% due to higher depreciable asset base mainly from the opening of two Bombshells locations and newly acquired clubs.

Other charges, net decreased by $458,000 due to the impairment during last year’s third quarter, partially offset by a higher loss on disposal of assets in the current quarter and higher settlement of lawsuits.

Income from Operations

For the three months ended June 30, 2018 and 2017, our operating margin was 22.3% and 21.1%, respectively. The main drivers are detailed in the discussion above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended June 30,
	2018	2017
Nightclubs	$12,584	$10,579
Bombshells	1,391	692
Other	(328)	(130)
General corporate	(4,155)	(3,258)
	$9,492	$7,883

Operating margin for the Nightclubs segment was 35.7% and 32.5% for the three months ended June 30, 2018 and 2017, respectively, while operating margin for Bombshells was 19.5% and 15.0%, respectively. Excluding the impact of lawsuit settlements ($474,000) and gain on disposal of assets ($89,000), non-GAAP operating margin for the Nightclubs segment would have been 36.8% and 35.3% for the three months ended June 30, 2018 and 2017, respectively. There were no non-GAAP operating income adjustments for Bombshells for the three months ended June 30, 2018 and 2017.

Non-Operating Items

Interest expense increased to $2.3 million from $2.2 million due to higher average debt balance in the current quarter over the comparable prior year quarter, partially offset by the lower weighted average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, were 7.6% and 8.2% of revenue during the quarter ended June 30, 2018 and 2017, respectively.

Income Taxes

Income tax expense was $1.8 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the respective periods was 25.3% and 32.9%. Our effective tax rate was affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the current quarter has a lower tax rate as affected by the Tax Cuts and Jobs Act (the “Tax Act”).

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

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

The following table summarizes our results of operations for the nine months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Nine Months Ended
	June 30, 2018		June 30, 2017		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$52,835	42.2%	$44,085	41.7%	$8,750	19.8%
Sales of food and merchandise	16,906	13.5%	13,201	12.5%	3,705	28.1%
Service revenues	48,338	38.6%	42,995	40.7%	5,343	12.4%
Other	6,993	5.6%	5,405	5.1%	1,588	29.4%
Total revenues	125,072	100.0%	105,686	100.0%	19,386	18.3%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	10,976	20.8%	9,603	21.8%	1,373	14.3%
Food and merchandise sold	6,198	36.7%	5,356	40.6%	842	15.7%
Service and other	173	0.3%	159	0.3%	14	8.8%
Cost of goods sold (exclusive of items shown separately below)	17,347	13.9%	15,118	14.3%	2,229	14.7%
Salaries and wages	33,086	26.5%	29,271	27.7%	3,815	13.0%
Selling, general and administrative	39,136	31.3%	33,569	31.8%	5,567	16.6%
Depreciation and amortization	5,806	4.6%	4,936	4.7%	870	17.6%
Other charges, net	2,834	2.3%	1,089	1.0%	1,745	160.2%
Total operating expenses	98,209	78.5%	83,983	79.5%	14,226	16.9%
Income from operations	26,863	21.5%	21,703	20.5%	5,160	23.8%
Other income (expenses)
Interest expense	(7,493)	-6.0%	(6,132)	-5.8%	1,361	22.2%
Interest income	187	0.1%	187	0.2%	-	0.0%
Income before income taxes	19,557	15.6%	15,758	14.9%	3,799	24.1%
Income tax expense (benefit)	(4,899)	-3.9%	5,247	5.0%	(10,146)	-193.4%
Net income	$24,456	19.6%	$10,511	9.9%	$13,945	132.7%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $19.4 million, or 18.3%, due primarily to a 14.4% increase from new units, 5.5% increase in same-store sales (contributing a 5.3% increase in total revenues), and a 1.4% decrease from closed units and other. New unit sales contribution mainly came from Scarlett’s St. Louis and Miami, which partly became part of the same-store sale base in the third quarter of 2018, and Bombshells 290 and Bombshells Pearland. Nightclub and Bombshells same-store sales increased by 5.7% and 4.1%, respectively, due to increased customer traffic caused by a generally positive macroeconomic environment, with the help of the strong showing of Texas-based sports teams such as the Houston Rockets and the Houston Astros.

Segment contribution to total revenues was as follows (in thousands):

	For the Nine Months
	Ended June 30,
	2018	2017
Nightclubs	$105,914	$91,824
Bombshells	18,550	13,281
Other	608	581
	$125,072	$105,686

Operating Expenses

Total operating expenses, as a percent of revenues, decreased from year to year at 78.5% this year and 79.5% last year. Dollar value increased by $14.2 million, or 16.9%. Contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $2.2 million, or 14.7%, primarily due to the increase in sales. As a percent of total revenues, cost of goods sold decreased to 13.9% from 14.3% mainly due to the increased use of a national foodservice distributor, giving us better pricing, and stricter implementation of inventory monitoring processes, partially offset by inefficiencies from newly opened clubs and restaurants.

Salaries and wages increased by $3.8 million, or 13.0% mainly due to labor from newly acquired and opened units. As a percent of total revenues, salaries and wages decreased to 26.5% from 27.7% primarily due to leverage on higher sales.

Selling, general and administrative expenses increased by $5.6 million, or 16.6%, primarily due to increases in insurance, advertising and marketing, accounting and professional fees, rent, and taxes and permits. Insurance expense increased mainly due to higher general liability insurance from increased historical claims. Advertising and marketing and charge card fees are directly related to the increase in sales. The increase in accounting and professional fees was mainly caused by the consulting firm we hired to evaluate and design our internal controls. Rent increased due to the opening of a new Bombshells. Taxes and permits increased primarily due to higher sales and liquor taxes brought about by higher sales and property taxes catch-up accruals. As a percent of total revenues, selling, general and administrative expenses slightly decreased to 31.3% from 31.8% mainly due sales leverage.

Depreciation and amortization increased by $870,000, or 17.6% due to higher depreciable asset base mainly from the opening of two Bombshells locations and newly acquired clubs.

Other charges, net increased by $1.7 million mainly due to higher impairment of assets, lawsuit settlements and loss on disposal of assets this year compared to last year.

Income from Operations

For the nine months ended June 30, 2018 and 2017, our operating margin was 21.5% and 20.5%, respectively.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Nine Months
	Ended June 30,
	2018	2017
Nightclubs	$37,835	$30,293
Bombshells	3,247	2,131
Other	(547)	(693)
General corporate	(13,672)	(10,028)
	$26,863	$21,703

Operating margin for the Nightclubs segment was 35.7% and 33.0% for the nine months ended June 30, 2018 and 2017, respectively, while operating margin for Bombshells was 17.5% and 16.0%, respectively. The increase in Nightclubs operating margin was mainly due to the favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired and opened units. The increase in Bombshells operating margin was primarily due to margin efficiencies of units in the same-stores sales base. Excluding the impact of lawsuit settlements ($1.1 million) and gain on disposal of assets ($588,000), non-GAAP operating margin for the Nightclubs segment would have been 36.2% and 34.1% for the nine months ended June 30, 2018 and 2017, respectively. For Bombshells, excluding the impact of lawsuit settlements ($200,000) in the current year and loss on sale of assets in the prior year, non-GAAP operating margin would have been 18.6% and 16.2% for the nine months ended June 30, 2018 and 2017, respectively.

Non-Operating Items

Interest expense increased to $7.5 million from $6.1 million due to the write-off of debt issuance costs and prepayment penalties related to our debt refinancing (see Note 4 to our condensed consolidated financial statements) amounting to $827,000 and higher average debt balance year over year, partially offset by a lower weighted average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, exclusive of refinancing-related costs above, were 7.6% and 8.0% of revenue during the nine months ended June 30, 2018 and 2017, respectively.

Income Taxes

Income taxes were a benefit of $4.9 million and an expense of $5.2 million for the nine months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the respective periods was a benefit of 25.0% and an expense of 33.3%. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the current year was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted Tax Act.

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, impairment of assets, costs and charges related to debt refinancing, income tax expense (benefit), gains or losses on sale of assets, gain on insurance, and settlement of lawsuits, and include the non-GAAP provision for current and deferred income taxes, calculated at 26.5% and 33% effective tax rate of the pre-tax non-GAAP income before taxes for the three and nine months ended June 30, 2018 and 2017, respectively, because we believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2018 and 2017 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$5,389	$3,841	$24,385	$10,498
Income tax expense (benefit)	1,829	1,889	(4,899)	5,247
Interest expense, net	2,256	2,144	7,306	5,945
Settlement of lawsuits	474	222	1,274	303
Impairment of assets	-	1,411	1,550	1,411
Gain on settlement of patron tax	-	-	-	(102)
Gain on insurance	-	-	(20)	-
Loss (gain) on sale of assets	(34)	(735)	30	(523)
Depreciation and amortization	1,998	1,710	5,806	4,936
Adjusted EBITDA	$11,912	$10,482	$35,432	$27,715

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$5,389	$3,841	$24,385	$10,498
Amortization of intangibles	65	64	161	150
Costs and charges related to debt refinancing	-	-	827	-
Settlement of lawsuits	474	222	1,274	303
Impairment of assets	-	1,411	1,550	1,411
Gain on settlement of patron tax	-	-	-	(102)
Gain on insurance	-	-	(20)	-
Income tax expense (benefit)	1,829	1,889	(4,899)	5,247
Loss (gain) on sale of assets	(34)	(735)	30	(523)
Non-GAAP income tax benefit (expense)
Current	3,484	(2,209)	4,047	(5,605)
Deferred	(5,531)	-	(10,224)	-
Non-GAAP net income	$5,676	$4,483	$17,131	$11,379

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Fully diluted shares	9,719	9,719	9,719	9,751
Diluted EPS attributable to RCIHH common shareholders	$0.55	$0.40	$2.51	$1.08
Amortization of intangibles	0.01	0.01	0.02	0.02
Costs and charges related to debt refinancing	-	-	0.09	-
Settlement of lawsuits	0.05	0.02	0.13	0.03
Impairment of assets	-	0.15	0.16	0.14
Gain on settlement of patron tax	-	-	-	(0.01)
Gain on insurance	-	-	(0.00)	-
Income tax expense (benefit)	0.19	0.19	(0.50)	0.54
Loss (gain) on sale of assets	(0.00)	(0.08)	0.00	(0.05)
Non-GAAP income tax benefit (expense)
Current	0.36	(0.23)	0.42	(0.57)
Deferred	(0.57)	-	(1.06)	-
Non-GAAP diluted EPS	$0.58	$0.47	$1.76	$1.17

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$9,492	$7,883	$26,863	$21,703
Amortization of intangibles	65	64	161	150
Settlement of lawsuits	474	222	1,274	303
Impairment of assets	-	1,411	1,550	1,411
Gain on settlement of patron tax	-	-	-	(102)
Gain on insurance	-	-	(20)	-
Loss (gain) on sale of assets	(34)	(735)	30	(523)
Non-GAAP operating income	$9,997	$8,845	$29,858	$22,942

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	22.3%	21.1%	21.5%	20.5%
Amortization of intangibles	0.2%	0.2%	0.1%	0.1%
Settlement of lawsuits	1.1%	0.6%	1.0%	0.3%
Impairment of assets	-	3.8%	1.2%	1.3%
Gain on settlement of patron tax	-	-	-	-0.1%
Gain on insurance	-	-	-0.0%	-
Loss (gain) on sale of assets	-0.1%	-2.0%	0.0%	-0.5%
Non-GAAP operating margin	23.4%	23.6%	23.9%	21.7%

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

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents were $13.2 million compared to $9.9 million at September 30, 2017. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2018, we had negative working capital of $1.6 million compared to negative working capital of $10.6 million as of September 30, 2017, both figures excluding assets held for sale of $7.6 million as of June 30, 2018 and $5.8 million as of September 30, 2017. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $22.4 million during the nine months ended June 30, 2018 from $17.9 million during the nine months ended June 30, 2017. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the remainder of fiscal 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months Ended June 30,
	2018	2017
Operating activities	$22,411	$17,897
Investing activities	(18,564)	(16,352)
Financing activities	(598)	(2,055)
Net increase (decrease) in cash and cash equivalents	$3,249	$(510)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months Ended June 30,
	2018	2017
Net income	$24,456	$10,511
Depreciation and amortization	5,806	4,936
Deferred tax benefit	(9,659)	-
Impairment of assets	1,550	1,411
Debt prepayment penalty	543	75
Net change in operating assets and liabilities	(1,028)	1,442
Other	743	(478)
Net cash provided by operating activities	$22,411	$17,897

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations, partially offset by higher payments for income taxes and interest expense, which included debt prepayment penalty, and an unfavorable net change in operating assets and liabilities.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2018	2017
Additions to property and equipment	$(18,827)	$(9,048)
Acquisition of businesses, net of cash acquired	(484)	(9,527)
Proceeds from sale of assets	629	2,145
Proceeds from insurance	20	-
Proceeds from notes receivable	98	78
Net cash used in investing activities	$(18,564)	$(16,352)

Following is a breakdown of our additions to property and equipment for the nine months ended June 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended June 30,
	2018	2017
New facilities capital expenditures	$16,980	$7,743
Maintenance capital expenditures	1,847	1,305
Total capital expenditures	$18,827	$9,048

Capital expenditures during the nine months ended June 30, 2018 were composed primarily of construction and development costs for one new location and real estate for three future Bombshells locations, while capital expenditures during the nine months ended June 30, 2017 were composed primarily of construction and development costs for four new locations and our new corporate office. Variances in construction capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Nine Months Ended June 30,
	2018	2017
Proceeds from long-term debt	$72,387	$11,120
Payments on long-term debt	(70,444)	(10,839)
Debt prepayment penalty	(543)	(75)
Purchase of treasury stock	-	(1,099)
Payment of loan origination costs	(960)	(123)
Payment of dividends	(876)	(877)
Distribution to noncontrolling interests	(162)	(162)
Net cash used in financing activities	$(598)	$(2,055)

We purchased 89,685 treasury shares at an average price of $12.25 per share during the nine months ended June 30, 2017. No share repurchases were made during the nine months ended June 30, 2018. We paid quarterly dividends of $0.03 per share during the nine months ended June 30, 2018 and 2017.

On December 14, 2017, we refinanced several of our notes payable with a local bank. Refer to Note 4 to our condensed consolidated financial statements for details of the refinancing.

In February 2018, we borrowed $3.0 million from a bank for the purchase of land worth $4.0 million, and refinanced one of our bank notes with a construction loan amounting to $4.7 million.

In April 2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million.

In May 2018, the Company amended its short-term note payable, with an original principal amount of $5.0 million, related to the Scarlett’s acquisition. The amendment extends the maturity date of the note, with a remaining balance of $3.0 million as of the amendment date, from May 8, 2018 to May 8, 2019, and increases its interest rate from 5.0% to 8.0% for the remaining term of the note.

Also in May 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%.

See Note 4 to our condensed consolidated financial statements for details of the above transactions.

Free Cash Flow

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Nine Months
	Ended June 30,
	2018	2017
Net cash provided by operating activities	$22,411	$17,897
Less: Maintenance capital expenditures	1,847	1,305
Free cash flow	$20,564	$16,592

Other than the debt refinancing and other notes payable financing described above, we are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations, and the level of long-term debt.

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase		Increase
	2018	(Decrease)	2017	(Decrease)	2016
Sales of alcoholic beverages	$52,835	19.8%	$44,085	1.3%	$43,511
Sales of food and merchandise	16,906	28.1%	13,201	-2.6%	13,557
Service revenues	48,338	12.4%	42,995	11.3%	38,626
Other	6,993	29.4%	5,405	-11.8%	6,129
Total revenues	125,072	18.3%	105,686	3.8%	101,823
Net cash provided by operating activities	$22,411	25.2%	$17,897	-3.2%	$18,498
Adjusted EBITDA	$35,432	27.8%	$27,715	5.3%	$26,314
Long-term debt	$131,255	4.8%	$125,268	24.1%	$100,949

* See definition of Adjusted EBITDA above under the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 89,685 shares of our stock at an average price of $12.25 per share during the nine months ended June 30, 2017. No share repurchases were made during the nine months ended June 30, 2018. As of June 30, 2018, we have $3.1 million remaining to purchase additional shares under our share repurchase program.

Other Liquidity and Capital Resources

We have not established financing other than the notes payable, including the New Loan discussed in Note 4 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All six of the currently existing Bombshells are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We plan to open two Bombshells in fiscal 2018, which includes Bombshells Pearland which opened in April 2018 and Bombshells I-10 East which is expected to open toward the end of our fiscal fourth quarter. We plan to open at least three more Bombshells in the coming fiscal 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2017.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2018. This determination is based on the previously reported material weaknesses in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures, and we will continue to monitor this issue.

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

Control Environment

Our Board of Directors has continually directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements. One of the ways we have begun to rectify the deficiencies has been to upgrade our accounting staff with certain newly hired accountants.

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

Strengthening internal controls over financial reporting and disclosures - With the oversight of our Audit Committee, the Company has continued to take proactive steps and implement additional measures to remediate the underlying causes of the material weaknesses. We are taking significant steps to improve our risk assessment process and monitoring structure, as follows:

●	The new ERP system described above will assist us in strengthening the controls over financial reporting, and we are committed to also add an overlay of review of our financial statements during our financial reporting process.

●	On top of the ERP system described above, we have also implemented in April 2018 a new monitoring and security software to automate our segregation of duties and access monitoring controls, and generate compliance documentation.

●	We have upgraded our accounting staff with certain newly hired accountants.

●	We have retained a more robust outside consulting firm to assist us in evaluating, redesigning and implementing necessary steps to maintain adequate internal controls. This work began in May 2018, and we expect to have this work completed by September 30, 2018.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the three and nine months ended June 30, 2018, we did not repurchase any shares of common stock. As of June 30, 2018, we have $3.1 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 9, 2018	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2018	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

