Form 10-K
period 2018-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2018-12-31
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $254,986,999.

As of November 30, 2018, there were approximately 9,704,600 shares of common stock outstanding.

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

2

PART I

Item 1. Business.

INTRODUCTION

RCI Hospitality Holdings, Inc. (sometimes referred to as “RCIHH” herein) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of September 30, 2018, we operate a total of 43 establishments that offer live adult entertainment, and/or restaurant and bar operations. We also operate a leading business communications company (the “Media Group”) serving the multibillion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. The terms “Company,” “we,” “our,” “us” and similar terms used in this Form 10-K refer to RCIHH and its subsidiaries. Excepting executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994.

Our fiscal year ends on September 30. References to years 2018, 2017, and 2016 are for fiscal years ended September 30, 2018, 2017, and 2016, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

Nightclubs

We operate our nightclubs through the following brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our adult entertainment clubs do business as Rick’s Cabaret, Jaguar’s Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, and Kappa Men’s Club. We also operate dance clubs under the brand name Studio 80.

We generate revenue on our nightclubs through the sale of alcoholic beverages, food and merchandise items; service in the form of cover charge, dance fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.

During fiscal 2018, Nightclub segment sales mix was 46% service revenue; 39% alcoholic beverages; and 15% food, merchandise and other, which had a segment gross margin (revenues less cost of goods sold) of approximately 88%.

In May 2018, we acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The acquisition included real estate valued at $825,000, other non-real-estate business assets worth $180,000, with goodwill from the acquisition amounting to $495,000. See Note 13 to our consolidated financial statements for details of the transaction.

In September 2018, we acquired the remaining 49% interest in our joint venture partner for $1.55 million. See Note 13 to our consolidated financial statements for details of the transaction.

In November 2018, subsequent to our fiscal year ended September 30, 2018, we closed on the acquisition of one club in Chicago, Illinois and another club in Pittsburgh, Pennsylvania. The club in Chicago was acquired for a total consideration of $10.5 million with $6.0 million cash paid at closing and $4.5 million in a 6-year seller financed note with interest at 7%. The Pittsburgh club was acquired for a total consideration of $15.1 million, with $7.6 million cash paid at closing and two seller notes payable. The first note is a 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. See Note 19 to our consolidated financial statements for details of the transactions.

A list of our nightclub locations is in Item 2— “Properties.”

Bombshells

As of September 30, 2018, we operated six Bombshells, all in Texas with one in Dallas, one in Austin and four in the Houston area. The restaurant concept sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also open to franchising as our subsidiary, BMB Franchising Services, Inc. has received approval to sell franchises in all 50 states.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within five years, six more opened in the Austin and Houston, Texas areas. In September 2016, we closed one Bombshells location in Webster, Texas. Of the six currently active Bombshells, four are freestanding pad sites and two are inline locations.

During fiscal 2018, sales mix was 60% alcoholic beverages and 40% food, merchandise and other, which had a segment gross margin (revenues less cost of goods sold) of 75%.

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

Capital Allocation Strategy

Our capital allocation strategy provides us with disciplined guidelines on how we should use our free cash flows; provided however, that we may deviate from this strategy if the circumstances warrant. We calculate free cash flow as net cash flows from operating activities minus maintenance capital expenditures. Using the after-tax yield of buying our own stock as baseline, we believe we are able to make better investment decisions unless there is another strategic rationale, in management’s opinion.

Based on our current capital allocation strategy:

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

GOVERNMENTAL REGULATIONS

We are subject to various federal, state and local laws affecting our business activities. Particularly in Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Minnesota, North Carolina, Louisiana, Arizona, Pennsylvania, Florida, New York, and Illinois have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages, as well as the sale of food.

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

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR”, “THE SEVILLE CLUB”, “DOWN IN TEXAS SALOON”, “CLUB DULCE”, “THE BLACK ORCHID”, “HOOPS CABARET”, “VEE LOUNGE,” “STUDIO 80”, “FOXY’S CABARET,” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the name “TOOTSIES CABARET” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2018, we had approximately 2,050 employees, of which approximately 200 are in management positions, including corporate and administrative operations, and approximately 1,850 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2018, we had independent contractor entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class action participation agreements.

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

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite-lived intangible assets. As a result of our annual impairment review, we recorded impairment charges of $4.7 million in 2018 (representing a $1.6 million of property and equipment impairment on one club and one Bombshells, and $3.1 million of license impairment on three clubs), $7.6 million in 2017 (including $4.7 million of goodwill impairment on three operating clubs and one property held for sale, $385,000 of property and equipment impairment on one operating club, $1.4 million of license impairment on two clubs, and $1.2 million of other-than-temporary impairment recognized on our cost method investment in Robust), and $3.5 million in 2016 (including $1.4 million in one of our properties held for sale and $2.1 million of license impairment on one club). If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of the indefinite-lived intangible assets. We actively monitor our clubs and restaurants for any indication of impairment.

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

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions and new restaurant development. If additional funds are raised through the issuance of equity or convertible debt securities, the ownership percentage of our then-existing shareholders will be reduced. We cannot ensure that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders; and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing, if needed, will have material adverse consequences on our business operations.

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

We have developed comprehensive policies aimed at ensuring that the operation of each of our nightclubs is conducted in conformance with local, state and federal laws. We have a “no tolerance” policy on illegal drug use in or around our facilities. We continually monitor the actions of entertainers, waitresses and customers to ensure that proper behavior standards are met. However, such policies, no matter how well designed and enforced, can provide only reasonable, not absolute, assurance that the policies’ objectives are being achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. Notwithstanding the foregoing limitations, management believes that our policies are reasonably effective in achieving their purposes.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2018 because of certain material weaknesses. We are, however, addressing these issues and updating our policies and procedures. Upon finalizing these policies and procedures and ensuring they are effectively applied, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified material weaknesses over (1) revenues, (2) complex accounting matters related to assets held for sale, business combinations, income taxes, debt modifications, useful lives of leasehold improvements, and the impairment analyses for indefinite-lived intangible assets, goodwill, and property and equipment, (3) financial statement close and reporting, (4) information technology, and (5) segregation of duties—see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address these material weaknesses and to enhance our internal control over financial reporting, if these material weaknesses are determined to have not been remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

We maintain insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. However, there can be no assurance that uninsured liabilities in excess of the coverage provided by insurance, which liabilities may be imposed pursuant to the Texas “dram shop” statute or similar “dram shop” statutes or common law theories of liability in other states where we operate or expand. For example, the Texas “dram shop” statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs in Texas be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the TABC. There can be no assurance, however, that uninsured liabilities may not arise in the markets in which we operate which could have a material adverse effect on the Company.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2018, we have 2 remaining unresolved claims out of the original 71 claims.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Foxy’s Cabaret,” “Bombshells Restaurant and Bar,” “Vee Lounge,” and “Studio 80” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “THE BLACK ORCHID,” “HOOPS CABARET,” “STUDIO 80,” “FOXY’S CABARET,” “CLUB DULCE” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration application for the name “TOOTSIE’S CABARET.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

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

The inclusion of these provisions in the Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our results of operations, cash flows, financial condition, and first-covered-year income tax return filings, as well as the trading price of our common stock, could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2018, we own 51 real estate properties. On 31 of these properties, we operate clubs or restaurants. We lease multiple other properties to third-party tenants.

Four of our owned properties are locations where we previously operated clubs but now lease the buildings to third parties. Six are non-income-producing properties for corporate use, including our corporate office. Five other properties are currently offered for sale. The remaining five properties are under-construction future Bombshells sites, with one adjacent property that may be offered for sale in the future. Twelve of our clubs and restaurants are in leased locations.

Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.

Below is a list of locations we operated as of September 30, 2018:

Name of Establishment	Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston, TX	2006	(1)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(1)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014	(1)
Bombshells, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Studio 80, Webster, TX	2017	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017	(1)
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018

(1) Leased location.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2018, certain of our owned properties were collateral for mortgage debt amounting to approximately $94.5 million. Also, see more information in Notes 4, 7 and 10 to our consolidated financial statements.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note 10 to our consolidated financial statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol “RICK.” The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years.

COMMON STOCK PRICE RANGE	High	Low

Fiscal Year Ended September 30, 2018
First Quarter	$33.78	$24.31
Second Quarter	$32.36	$26.22
Third Quarter	$32.96	$26.82
Fourth Quarter	$34.84	$28.22

Fiscal Year Ended September 30, 2017
First Quarter	$17.99	$10.92
Second Quarter	$18.00	$16.02
Third Quarter	$25.47	$16.32
Fourth Quarter	$26.85	$21.91

On November 30, 2018, the closing stock price for our common stock as reported by NASDAQ was $25.02. On November 30, 2018, there were approximately 160 stockholders of record of our common stock (excluding broker held shares in “street name”). We estimate that there are approximately 7,500 stockholders having beneficial ownership in street name.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

DIVIDEND POLICY

Prior to 2016, we have not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared quarterly cash dividends of $0.03 per share ($0.12 per share on an annual basis). During fiscal 2018, 2017, and 2016, we paid an aggregate amount of $1.2 million, $1.2 million, and $862,000, respectively, for cash dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

We did not repurchase shares of the Company’s common stock during the three months and fiscal year ended September 30, 2018. As of September 30, 2018, we have $3.1 million remaining to purchase additional shares under our previously approved stock repurchase plan.

EQUITY COMPENSATION PLAN INFORMATION

We have no stock options nor any other equity award outstanding under equity compensation plans as of September 30, 2018.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
		Weighted-	Remaining Available
		Average	for Future Issuance
	Number of Securities	Exercise Price	Under Equity
	to be Issued Upon	of Outstanding	Compensation
	Exercise of	Options,	Plans [Excluding
	Outstanding Options,	Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights	in Column (a)]

Equity compensation plans approved by security holders	-	-	429,435	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	429,435

(1)	Includes shares that may be granted in the form of either incentive stock options or non-qualified stock options under the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2010 Plan.

STOCK PERFORMANCE GRAPH

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT) and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2013 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of both the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
RICK
IXIC
DJUSRU
RUT

Item 6. Selected Financial Data.

The following tables set forth certain of the Company’s historical financial data. The selected historical consolidated financial position data as of September 30, 2018 and 2017 and results of operations data for the years ended September 30, 2018, 2017, and 2016 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of September 30, 2016, 2015, and 2014 and for the years ended September 30, 2015 and 2014 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

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

Financial Statement Data:

	Years Ended September 30,
	2018	2017	2016	2015	2014
Revenue	$165,748	$144,896	$134,860	$135,449	$121,432
Income from operations	$28,396	$23,139	$20,693	$20,727	$18,754
Net income attributable to RCIHH	$21,713	$8,259	$11,218	$9,214	$11,161
Diluted earnings per share	$2.23	$0.85	$1.11	$0.89	$1.13
Capital expenditures	$25,263	$11,249	$28,148	$19,259	$16,034
Dividends declared per share	$0.12	$0.12	$0.09	$-	$-

	September 30,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$17,726	$9,922	$11,327	$8,020	$9,964
Total current assets	$36,802	$26,242	$29,387	$16,935	$17,973
Total assets	$330,566	$299,884	$276,061	$266,527	$233,383
Total current liabilities (excluding current portion of long-term debt)	$14,798	$13,671	$17,087	$15,580	$28,527
Long-term debt (including current portion)	$140,627	$124,352	$105,886	$94,349	$70,092
Total liabilities	$176,400	$164,659	$146,722	$138,973	$120,918
Total RCIHH stockholders’ equity	$154,269	$132,745	$126,755	$121,691	$109,455
Common shares outstanding	9,719	9,719	9,808	10,285	10,067

Non-GAAP Measures and Other Data:

	Years Ended September 30,
	2018	2017	2016	2015	2014
Adjusted EBITDA(1)	$44,387	$37,348	$34,531	$34,125	$31,703
Non-GAAP operating income(1)	$37,000	$30,668	$27,566	$27,974	$25,641
Non-GAAP operating margin(1)	22.3%	21.2%	20.4%	20.7%	21.1%
Non-GAAP net income(1)	$21,160	$13,953	$13,302	$13,873	$11,882
Non-GAAP diluted net income per share(1)	$2.18	$1.43	$1.32	$1.34	$1.19
Free cash flow(1)	$23,242	$19,281	$20,513	$14,889	$18,734
Same-store sales	4.6%	4.9%	-1.3%	-1.5%	2.8%

(1)	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

●	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

●	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

●	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens and Pembroke Park, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; and Washington Park, Kappa and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate Studio 80 dance clubs in Fort Worth and Webster, Texas.

Bombshells	Our wholly-owned subsidiaries own and operate restaurants, and sports bars in Houston, Dallas, Austin, Spring and Pearland, Texas under the brand name Bombshells Restaurant & Bar.

Media Group	Our wholly-owned subsidiaries own a media division, including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites.

Our revenues are derived from the sale of liquor, beer, wine, food, merchandise; service revenues such as cover charges, membership fees, and facility use fees; and other revenues such as commissions from vending and ATM machines, real estate rental, valet parking, and other products and services for both nightclub and restaurant/sports bar operations. Media Group revenues include the sale of advertising content and revenues from our annual Expo convention. Our fiscal year-end is September 30.

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

Our goal is to use our Company’s assets—our brands, financial strength, and the talent and strong commitment of our management and employees—to become more competitive and to accelerate growth in a manner that creates value for our shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

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

Long-Lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the fourth quarter of 2018, we impaired one club and one Bombshells by a total of $1.6 million; during the fourth quarter of fiscal 2017, we impaired one club by $385,000; and during the fourth quarter of fiscal 2016, we impaired one property held for sale by $1.4 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets that have indefinite useful lives are tested annually for impairment during our fourth fiscal quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Our impairment calculations require management to make assumptions and to apply judgment in order to estimate fair values. If our actual results are not consistent with our estimates and assumptions, we may be exposed to impairments that could be material. We do not believe that there is a reasonable likelihood that there will be a change in the estimates or assumptions we used that could cause a material change in our calculated impairment charges.

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million. No goodwill impairment was recorded in fiscal 2018 and 2016.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $3.1 million in 2018 related to three clubs, $1.4 million in 2017 related to two clubs, and $2.1 million in 2016 related to one club.

Investment

During the fourth quarter of fiscal 2017, we also fully impaired our remaining investment in Drink Robust amounting to $1.2 million. Available-for-sale investments are carried at fair value with the unrealized gain or loss recorded in other comprehensive income.

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

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate will be 21%.

Legal and Other Contingencies

As mentioned in Item 3 – “Legal Proceedings” and in a more detailed discussion in Note 10 to our consolidated financial statements, we are involved in various suits and claims in the normal course of business. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

OPERATIONS REVIEW

Highlights from fiscal 2018 compared to fiscal 2017 include:

●	Free cash flow* of $23.2 million compared to $19.3 million, a 20.5% increase
●	Revenues of $165.7 million compared to $144.9 million, a 14.4% increase (Nightclubs revenue of $140.1 million compared to $124.7 million, a 12.3% increase; and Bombshells revenue of $24.1 million compared to $18.8 million, a 28.0% increase)
●	Consolidated same-store sales increase of 4.6% (5.8% increase for Nightclubs and 3.3% decrease for Bombshells)
●	Diluted earnings per share (“EPS”) of $2.23 compared to $0.85, a 162.4% increase (non-GAAP diluted EPS* of $2.18 compared to $1.43, a 52.4% increase)

*	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the past three fiscal years:

	2018	2017	2016
Sales of alcoholic beverages	41.7%	41.7%	42.4%
Sales of food and merchandise	13.5%	12.6%	13.3%
Service revenues	38.7%	40.1%	38.0%
Other	6.1%	5.6%	6.3%
Total revenues	100.0%	100.0%	100.0%

Cost of goods sold
Alcoholic beverages	20.7%	21.7%	22.1%
Food and merchandise	36.3%	40.5%	38.0%
Service and other	0.6%	0.3%	1.9%
Total cost of goods sold (exclusive of items shown separately below)	13.8%	14.3%	15.2%
Salaries and wages	26.9%	27.6%	27.8%
Selling, general and administrative	32.5%	32.3%	31.9%
Depreciation and amortization	4.7%	4.8%	5.4%
Other charges	5.0%	5.0%	4.3%
Total operating expenses	82.9%	84.0%	84.7%
Income from operations	17.1%	16.0%	15.3%

Interest expense	-6.0%	-6.0%	-5.9%
Interest income	0.1%	0.2%	0.1%
Income before income taxes	11.3%	10.1%	9.5%
Income tax expense (benefit)	-1.9%	4.4%	1.8%
Net income	13.1%	5.7%	7.8%

†	Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Increase (Decrease)
	2018 vs. 2017		2017 vs. 2016
	Amount	%	Amount	%
Sales of alcoholic beverages	$8,681	14.4%	$3,223	5.6%
Sales of food and merchandise	4,177	22.9%	356	2.0%
Service revenues	5,972	10.3%	6,856	13.4%
Other	2,022	25.1%	(399)	-4.7%
Total revenues	20,852	14.4%	10,036	7.4%

Cost of goods sold
Alcoholic beverages	1,213	9.2%	490	3.9%
Food and merchandise	735	9.9%	588	8.6%
Service and other	240	114.8%	(903)	-81.2%
Total cost of goods sold (exclusive of items shown separately below)	2,188	10.6%	175	0.9%
Salaries and wages	4,518	11.3%	2,572	6.9%
Selling, general and administrative	7,049	15.1%	3,700	8.6%
Depreciation and amortization	802	11.6%	(408)	-5.6%
Other charges, net	1,038	14.2%	1,551	26.9%
Total operating expenses	15,595	12.8%	7,590	6.6%
Income from operations	5,257	22.7%	2,446	11.8%

Interest expense	1,190	13.6%	782	9.8%
Interest income	(32)	-12.0%	135	103.1%
Income before income taxes	4,035	27.6%	1,799	14.0%
Income tax expense (benefit)	(9,477)	-149.0%	3,986	168.0%
Net income	$13,512	163.1%	$(2,187)	-20.9%

Revenues

Consolidated revenues increased by $20.9 million, or 14.4%, from 2017 to 2018, and increased by $10.0 million, or 7.4%, from 2016 to 2017. The increase from 2017 to 2018 was primarily due to 11.5% in new (acquired or constructed) or reconcepted locations, the impact of the 4.6% increase in consolidated same-store sales, and a minimal increase in other revenues, partially offset by a 1.8% decrease from closed locations. The increase from 2016 to 2017 was primarily due to a 7.4% increase in new (acquired or constructed) or reconcepted locations and the impact of the 4.9% increase in consolidated same-store sales, partially offset by a 3.8% decrease from closed locations and a minimal decrease from other revenue items.

By reportable segment, revenues were as follows (in thousands):

	2018	2017	2016

Nightclubs	$140,060	$124,687	$113,941
Bombshells	24,094	18,830	18,690
Other	1,594	1,379	2,229
	$165,748	$144,896	$134,860

Nightclubs segment revenues. Nightclubs revenues increased by 12.3% and 9.4% from 2017 to 2018 and from 2016 to 2017, respectively. A breakdown of the changes compared to total change in Nightclubs revenues is as follows:

	2018 vs. 2017	2017 vs. 2016
Impact of 5.8% and 5.1% increase in same-store sales, respectively	5.6%	4.8%
Newly acquired and reconcepted units	8.5%	7.7%
Closed units	(1.8)%	(3.2)%
Other	0.1%	0.1%
	12.3%	9.4%

By type of revenue line item, changes in Nightclubs segment revenues are broken down as:

	2018 vs. 2017	2017 vs. 2016
Sales of alcoholic beverages	12.6%	6.5%
Sales of food and merchandise	12.2%	5.4%
Service revenues	10.4%	13.1%
Other	27.0%	7.3%

Included in the 2018 new units is Kappa Men’s Club, which was acquired in May 2018. Included in 2017 new units are clubs acquired in the third quarter of 2017, Scarlett’s Cabaret Miami and Hollywood Showclub (the latter now relaunched and rebranded as Scarlett’s Cabaret St. Louis), which contributed a combined $5.6 million in 2017 revenues since the acquisition dates. The 2017-acquired clubs were still included in the 2018 new unit count until they completed one year of operations and were then qualified for inclusion in the same-store sales base.

Included in other revenues of the Nightclubs segment is real estate rental amounting to $1.2 million in 2018, $1.1 million in 2017, and $925,000 in 2016.

Bombshells segment revenues. Bombshells revenues increased by 28.0% and 0.7% from 2017 to 2018 and from 2016 to 2017, respectively. A breakdown of the changes compared to total changes in Bombshells revenues is as follows:

	2018 vs. 2017	2017 vs. 2016
Impact of 3.3% decrease and 3.5% increase in same-store sales, respectively	(3.2)%	3.2%
New units	32.5%	5.8%
Closed units	(1.4)%	(8.3)%
	28.0%	0.7%

By type of revenue line item, changes in Bombshells segment revenues are broken down as:

	2018 vs. 2017	2017 vs. 2016
Sales of alcoholic beverages	21.5%	2.1%
Sales of food and merchandise	40.4%	(3.1)%
Service revenues	(58.0)%	100.0%
Other	35.3%	(5.6)%

Bombshells Webster was closed toward the end of the fourth quarter of 2016, while Bombshells 290 was opened early in the fourth quarter of 2017, and Bombshells Pearland was opened in the third quarter of 2018.

Other segment revenues. Other revenues included revenues from Drink Robust in 2018 and 2016, which was sold during the fourth quarter of 2016. Drink Robust was later reacquired in March 2018 (see Note 13 of the consolidated financial statements. Drink Robust sales were $141,000, $0, and $1.0 million in fiscal 2018, 2017, and 2016, respectively, which excludes intercompany sales to Nightclubs and Bombshells units. Media business revenues were $1.4 million, $1.2 million, and $1.0 million in fiscal 2018, 2017, and 2016, respectively.

Operating Expenses

Total operating expenses, as a percent of revenues, were 82.9%, 84.0%, and 84.7% for the fiscal year 2018, 2017, and 2016, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.8%, 14.3%, and 15.2% for fiscal 2018, 2017, and 2016, respectively. See above for breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.8%, 12.7%, and 13.1% for fiscal 2018, 2017, and 2016, respectively, which was primarily caused by the increase in higher-margin service revenue and sales of alcoholic beverages in the sales mix, which partly came from newly acquired clubs. Bombshells cost of goods sold of 24.6%, 24.8%, and 25.3% for fiscal 2018, 2017, and 2016, respectively, was flatter and was not much of a contributor to the consolidated change in cost of goods sold rate.

Consolidated salaries and wages increased by $4.5 million, or 11.3% from 2017 to 2018 and by $2.6 million, or 6.9%, from 2016 to 2017. The dollar increase from 2017 to 2018 was mainly from new club and restaurant openings. The dollar increase from 2016 to 2017 was mainly due to additional corporate headcount to support the commencement of our then-planned timing of franchising effort and a shift to employee status of certain entertainers in Phoenix (as discussed in the Business section above). As a percentage of revenues, consolidated salaries and wages has been decreasing at 26.9%, 27.6%, and 27.8% for fiscal year 2018, 2017, and 2016, respectively. The decreasing rate primarily came from 2017 dollar increases coming mainly from corporate, where 2018 dollar increases coming mainly from new unit openings.

By reportable segment, salaries and wages are broken down as follows (in thousands):

	2018	2017	2016
Nightclubs	$30,788	$28,329	$26,234
Bombshells	5,804	4,393	4,017
Other	789	970	1,870
General corporate	7,166	6,337	5,336
	$44,547	$40,029	$37,457

Unit-level manager payroll is included in salaries and wages for each location, while payroll for regional manager and above are included in general corporate.

The components of consolidated selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2018	2017	2016	2018	2017	2016
Taxes and permits	$9,545	$8,026	$8,089	5.8%	5.5%	6.0%
Advertising and marketing	7,536	6,704	5,374	4.5%	4.6%	4.0%
Supplies and services	5,344	4,873	4,815	3.2%	3.4%	3.6%
Insurance	5,473	4,006	3,575	3.3%	2.8%	2.7%
Rent	3,720	3,258	3,278	2.2%	2.2%	2.4%
Legal	3,586	3,074	3,130	2.2%	2.1%	2.3%
Utilities	2,969	2,824	2,871	1.8%	1.9%	2.1%
Charge card fees	3,244	2,783	2,252	2.0%	1.9%	1.7%
Security	2,617	2,251	2,042	1.6%	1.6%	1.5%
Accounting and professional fees	2,944	2,159	1,353	1.8%	1.5%	1.0%
Repairs and maintenance	2,184	2,091	2,088	1.3%	1.4%	1.5%
Other	4,662	4,726	4,208	2.8%	3.3%	3.1%
	$53,824	$46,775	$43,075	32.5%	32.3%	31.9%

By reportable segment, selling, general and administrative expenses are broken down as follows (in thousands):

	2018	2017	2016
Nightclubs	$38,200	$34,074	$31,919
Bombshells	7,454	5,663	5,190
Other	467	621	1,103
General corporate	7,703	6,417	4,863
	$53,824	$46,775	$43,075

The significant variances in selling, general and administrative expenses are as follows:

Taxes and permits increased by $1.5 million, or 18.9%, from 2017 to 2018 primarily due to an increased operating activity and from several sales tax audit settlements.

Advertising and marketing increased by $832,000, or 12.4%, from 2017 to 2018 mainly due to new units; and increased by $1.3 million, or 24.7%, from 2016 to 2017 mainly due to the acquisition of Scarlett’s Miami in the third quarter of 2017 and the additional spending in relation to increase in revenues. As a percentage of revenues, advertising and marketing was 4.5%, 4.6%, and 4.0% for 2018, 2017, and 2016, respectively.

Insurance increased by $1.5 million, or 36.6%, from 2017 to 2018, and increased by $431,000, or 12.1%, from 2016 to 2017. The increases in both years were primarily due to an increase in general liability insurance premiums and additional property insurance.

Rent expense increased by $462,000, or 14.2% from 2017 to 2018 primarily due to Scarlett’s Miami, which was acquired in May 2017, and Bombshells 290, which was opened in July 2017. Decrease in rent expense from 2016 to 2017 was negligible. As a percentage of revenues, rent expense has been flat at 2.2% in 2018, 2.2% in 2017, and 2.4% in 2016.

Legal expenses increased by $512,000, or 16.7%, from 2017 to 2018 primarily due to increased legal activity. Decrease in legal expenses from 2016 to 2017 was negligible.

Charge card fees increased by $461,000, or 16.6%, from 2017 to 2018, and by $531,000, or 23.6%, from 2016 to 2017. Both increases were mainly from higher revenues from prior year. As a percentage of revenues, charge card fees were 2.0%, 1.9%, and 1.7% in 2018, 2017, and 2016, respectively.

Accounting and professional fees increased by $785,000, or 36.4%, from 2017 to 2018, and by $806,000, or 59.6%, from 2016 to 2017 primarily due to our hiring of an outside internal controls consultant in 2018 and the hiring of tax consultants to evaluate certain tax positions and our change of auditors in 2017 and 2018.

Depreciation and amortization increased by $802,000, or 11.6%, from 2017 to 2018 coming from newly acquired and constructed units. Depreciation and amortization decreased by $408,000, or 5.6%, from 2016 to 2017 mainly due to the cessation of depreciation on properties held for sale.

The components of other charges, net are in the table below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2018	2017	2016	2018	2017	2016
Impairment of assets	$4,736	$7,639	$3,492	2.9%	5.3%	2.6%
Settlement of lawsuits	1,669	317	1,881	1.0%	0.2%	1.4%
Loss (gain) on sale of assets	1,965	(542)	388	1.2%	-0.4%	0.3%
Gain on insurance	(20)	-	-	-0.0%	-	-
Gain on settlement of patron tax	-	(102)	-	-	-0.1%	-
Total other charges, net	$8,350	$7,312	$5,761	5.0%	5.0%	4.3%

The significant variances in other charges, net are discussed below:

During the fourth quarter of 2016, we recorded an impairment of $3.5 million, of which $2.1 million was for indefinite-lived intangible assets of one club and $1.4 million was for one property held for sale. During the year ended September 30, 2017, we recorded aggregate impairment charges of $7.6 million ($1.4 million in the third quarter and $6.2 million in the fourth quarter) for the goodwill of four club locations ($4.7 million), including one that we have put up for sale during the fiscal year; for property and equipment of one club ($385,000); for SOB license of two club locations ($1.4 million), and for our remaining investment in Drink Robust ($1.2 million). During the year ended September 30, 2018, we recorded a loss on the note owed to us the by former owner of Drink Robust in relation to our reacquisition of Drink Robust ($1.55 million in the second quarter), impairment related to licenses of three clubs ($3.1 million in the fourth quarter), and impairment related to long-lived assets of a club that closed and a still-operating Bombshells ($1.6 million in the fourth quarter). See Notes 13 and 15 to our consolidated financial statements for further discussion.

Income from Operations

Below is a table which reflects segment contribution to income from operations (in thousands):

	2018	2017	2016

Nightclubs	$44,458	$35,138	$33,211
Bombshells	2,040	3,084	1,152
Other	(252)	(522)	(2,650)
General corporate	(17,850)	(14,561)	(11,020)
	$28,396	$23,139	$20,693

Our operating margin (income from operations divided by revenues) was 17.1% in 2018, 16.0% in 2017, and 15.3% in 2016. Nightclubs operating margin was 31.7%, 28.2%, and 29.1% in 2018, 2017, and 2016, respectively, primarily due to the closure of underperforming units, fixed expense leverage on increasing same-store sales, and impairment of assets of $3.6 million, $6.5 million, and $2.1 million for 2018, 2017, and 2016, respectively. Bombshells operating margin was 8.5%, 16.4%, and 6.2% in 2018, 2017, and 2016, respectively, mainly due to increasing sales partially offset by increasing depreciation expense from higher unit count and impairment of assets of $1.1 million in 2018.

Excluding the impact of settlement of lawsuits, impairment of assets, gain on patron tax settlement and gain on sale of assets, operating margin for the Nightclub segment would have been 35.1%, 33.1%, and 32.3% for 2018, 2017, and 2016, respectively. Excluding the impact of impairment of assets, loss on sale of assets and settlement of claims, Bombshells segment operating margin would have been 15.1%, 16.4%, and 13.5% for 2018, 2017, and 2016, respectively. Refer to discussion on Non-GAAP Measures on page 21.

Interest Expense

Interest expense increased by $1.2 million from 2017 to 2018, and by $782,000 from 2016 to 2017. The increase in interest expense is due to higher average debt balance partially offset by lower weighted average interest rate.

We consider rent plus interest expense as our occupancy costs since most of our debts are for real property where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. As a percentage of revenues, total occupancy costs, with its components, are shown below.

	2018	2017	2016
Rent	2.2%	2.2%	2.4%
Interest	5.4%	6.0%	5.9%
Total occupancy cost	7.7%	8.3%	8.3%

Income Taxes

Income taxes were a benefit of $3.1 million in 2018, an expense of $6.4 million in 2017, and an expense of $2.4 million in 2016. Our effective income tax rate was a 16.7% benefit in 2018, and 43.4% and 18.5% expense in 2017 and 2016, respectively. The components of our annual effective income tax rate are the following:

	2018	2017	2016
Computed expected income tax expense	24.5%	34.0%	34.0%
State income taxes, net of federal benefit	4.3%	2.0%	5.7%
Deferred taxes on subsidiaries acquired/sold	3.8%	-	-6.5%
Permanent differences	0.5%	0.7%	-0.8%
Change in deferred tax liability rate	-47.3%	9.1%	-
Reserve for uncertain tax position	-	2.8%	1.9%
Tax credits	-4.3%	-3.9%	-15.7%
Other	1.9%	-1.3%	-
Total effective income tax rate	-16.7%	43.4%	18.5%

On December 22, 2017, during our first quarter 2018, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from a maximum of 35% to a flat 21% rate effective from January 1, 2018 forward and changes and limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate results in a blended federal statutory rate of 24.5% for its fiscal year 2018. The increase in state tax effective rate from 2017 to 2018 was mainly caused by the impact of return-to-provision true-up, which has an expense impact in 2018 while having a benefit in 2017.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: amortization of intangibles, gain on settlement of patron tax case, gains or losses on sale of assets, impairment of assets, stock-based compensation, settlement of lawsuits, and gain on insurance. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common shareholders and diluted earnings per share. Excluded items are: amortization of intangibles, gain on settlement of patron tax case, income tax expense (benefit), impairment charges, gains or losses on sale of assets, stock-based compensation, settlement of lawsuits, costs and charges related to debt refinancing, and gain on insurance. Included item is the non-GAAP provision for current and deferred income taxes, calculated as the tax effect at 24.5%, 37%, and 35% in 2018, 2017, and 2016, respectively, effective tax rate of the pre-tax non-GAAP income before taxes. We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common shareholders: depreciation expense, amortization of intangibles, impairment of assets, income tax expense (benefit), interest expense, interest income, gains or losses on sale of assets, settlement of lawsuits, gain on settlement of patron tax case, and gain on insurance. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended
	September 30,
	2018	2017	2016
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$21,713	$8,259	$11,218
Income tax expense (benefit)	(3,118)	6,359	2,373
Interest expense, net	9,720	8,498	7,851
Settlement of lawsuits	1,669	317	1,881
Gain on settlement of patron tax case	-	(102)	-
Impairment of assets	4,736	7,639	3,492
Loss (gain) on sale of assets	1,965	(542)	388
Depreciation and amortization	7,722	6,920	7,328
Gain on insurance	(20)	-	-
Adjusted EBITDA	$44,387	$37,348	$34,531

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$21,713	$8,259	$11,218
Amortization of intangibles	254	217	752
Stock-based compensation	-	-	360
Settlement of lawsuits	1,669	317	1,881
Gain on settlement of patron tax case	-	(102)	-
Impairment of assets	4,736	7,639	3,492
Income tax expense (benefit)	(3,118)	6,359	2,373
Loss (gain) on sale of assets	1,965	(542)	388
Costs and charges related to debt refinancing	827	-	-
Gain on insurance	(20)	-	-
Non-GAAP income tax benefit (expense)
Current	3,095	(6,218)	(4,482)
Deferred	(9,961)	(1,976)	(2,680)
Non-GAAP net income	$21,160	$13,953	$13,302

	For the Year Ended
	September 30,
	2018	2017	2016
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Fully diluted shares	9,719	9,743	10,229
GAAP diluted earnings per share	$2.23	$0.85	$1.11
Amortization of intangibles	0.03	0.02	0.07
Stock-based compensation	-	-	0.04
Settlement of lawsuits	0.17	0.03	0.18
Gain on settlement of patron tax case	-	(0.01)	-
Impairment of assets	0.49	0.78	0.34
Income tax expense (benefit)	(0.32)	0.65	0.23
Loss (gain) on sale of assets	0.20	(0.06)	0.04
Costs and charges related to debt refinancing	0.09	-	-
Gain on insurance	(0.00)	-	-
Non-GAAP income tax benefit (expense)
Current	0.32	(0.64)	(0.43)
Deferred	(1.03)	(0.20)	(0.26)
Non-GAAP diluted earnings per share	$2.18	$1.43	$1.32

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$28,396	$23,139	$20,693
Amortization of intangibles	254	217	752
Stock-based compensation	-	-	360
Settlement of lawsuits	1,669	317	1,881
Gain on settlement of patron tax case	-	(102)	-
Impairment of assets	4,736	7,639	3,492
Loss (gain) on sale of assets	1,965	(542)	388
Gain on insurance	(20)	-	-
Non-GAAP operating income	$37,000	$30,668	$27,566

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	17.1%	16.0%	15.3%
Amortization of intangibles	0.2%	0.1%	0.6%
Stock-based compensation	-	-	0.3%
Settlement of lawsuits	1.0%	0.2%	1.4%
Gain on settlement of patron tax case	-	-0.1%	-
Impairment of assets	2.9%	5.3%	2.6%
Loss (gain) on sale of assets	1.2%	-0.4%	0.3%
Gain on insurance	-0.0%	-	-
Non-GAAP operating margin	22.3%	21.2%	20.4%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted earnings per share, we take into consideration the adjustment to net income from assumed conversion of debentures (see Note 2 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in fiscal 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2018	2017	2016
Operating activities	$25,769	$21,094	$23,031
Investing activities	(26,339)	(18,524)	(24,100)
Financing activities	8,374	(3,975)	4,376
Net increase (decrease) in cash and cash equivalents	$7,804	$(1,405)	$3,307

We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program based on our capital allocation strategy guidelines and to pay our quarterly dividends.

As of September 30, 2018, we had a working capital of $55,000 (excluding the impact of assets held for sale amounting to $2.9 million) compared to negative working capital of $10.6 million as of September 30, 2017 (excluding the impact of assets held for sale amounting to $5.8 million). The increase in working capital is principally due to the following items:

●	Operating cash flow for the year;

●	Net increase in current assets, excluding cash, mainly from prepaid insurance and construction advances; and

●	Partially offset by an increase in current portion of long-term debt.

Due to the seasonality of our businesses and the timing of the balloon payments on our long-term debt, we expect to have low cash levels during fiscal 2019, although we do not expect levels that would compromise our ability to service our debts and maintain normal operating activity. We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations and growth plans not only within the next 12 months, but for the next 18 to 24 months. Refer to sections on Debt Financing and Contractual Obligations and Commitments below for a discussion of long-term liquidity and capital resources.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2018	2017	2016
Net income	$21,794	$8,282	$10,469
Depreciation and amortization	7,722	6,920	7,328
Deferred tax expense (benefit)	(6,775)	2,273	1,143
Impairment of assets	4,736	7,639	3,492
Net change in operating assets and liabilities	(5,156)	(3,645)	(503)
Other	3,448	(375)	1,102
	$25,769	$21,094	$23,031

Net cash flows from operating activities increased from 2017 to 2018 mainly due to the increase in working capital from higher sales partially offset by higher income taxes and interest expense in 2018, while net cash flows from operating activities decreased from 2016 to 2017 due to a decrease in working capital caused by year-end vendor payments, higher income taxes and higher interest expense paid in 2017.

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2018	2017	2016
Proceeds from sale of property	$811	$2,145	$3,427
Proceeds from insurance, notes receivable, and sale of marketable securities	147	107	621
Additions to property and equipment	(25,263)	(11,249)	(28,148)
Additions of businesses, net of cash acquired	(2,034)	(9,527)	-
	$(26,339)	$(18,524)	$(24,100)

We opened two new units in 2018 (one acquired club in Kappa, Illinois and one built Bombshells in Pearland, Texas); opened five new units in 2017 (including two acquired and one reconcepted from a Bombshells to a club); and reconcepted one club and acquired one club in 2016. We also constructed and moved to a new corporate office in 2016. As of September 30, 2018, 2017, and 2016, we had $6.4 million, $1.6 million, and $6.3 million in construction-in-progress related to clubs and Bombshells opening in the subsequent fiscal year.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2018, 2017, and 2016 (in thousands):

	Year Ended September 30,
	2018	2017	2016
Purchase of real estate	$12,260	$6,024	$22,174
New capital expenditures in new clubs and corporate building and equipment	10,476	3,412	3,456
Maintenance capital expenditures	2,527	1,813	2,518
Total capital expenditures, excluding business acquisitions	$25,263	$11,249	$28,148

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2018	2017	2016
Proceeds from long-term debt	$84,233	$12,399	$32,049
Payments on long-term debt	(72,830)	(13,080)	(19,159)
Payment of dividends	(1,168)	(1,170)	(862)
Purchase of treasury stock	-	(1,099)	(7,311)
Exercise of stock options and warrants	-	-	500
Payment of loan origination costs	(1,139)	(735)	(624)
Debt prepayment penalty	(543)	(75)	-
Distribution of noncontrolling interests	(179)	(215)	(217)
	$8,374	$(3,975)	$4,376

We purchased shares of our common stock representing 0 shares, 89,685 shares, and 747,081 shares in 2018, 2017, and 2016, respectively. During the second quarter of 2016, we started paying quarterly dividends in the amount of $0.03 per share. See Note 7 to our consolidated financial statements for a detailed discussion of our debt obligations and Note 19 related to the refinancing of several of our real estate notes payable.

Non-GAAP Cash Flow Measure

Management also uses certain non-GAAP cash flow measures such as free cash flows. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures.

	2018	2017	2016
Net cash provided by operating activities	$25,769	$21,094	$23,031
Less: Maintenance capital expenditures	2,527	1,813	2,518
Free cash flow	$23,242	$19,281	$20,513

We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.

Debt Financing

See Notes 7 and 19 to our consolidated financial statements for detail regarding our long-term debt activity, including those subsequent to the fiscal year ended September 30, 2018.

Contractual Obligations and Commitments

We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to debt were estimated using the interest rate in effect at September 30, 2018.

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt – regular	$76,230	$14,522	$7,543	$4,142	$10,818	$6,948	$32,257
Long-term debt – balloon	66,185	4,525	6,019	7,779	-	1,314	46,548
Interest payments	53,133	8,866	7,880	6,933	5,559	5,068	18,827
Operating leases	35,708	2,796	2,878	2,792	2,744	2,576	21,922
Uncertain tax positions(a)(b)	-	-	-	-	-	-	-

(a)	We have $165,000 of uncertain tax positions recorded in accrued liabilities as of September 30, 2018. It is expected that these assessments will be settled within the next twelve months. See Note 8 to our consolidated financial statements.

(b)	On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law (the “Act”). The Act provides, among others, the reduction of the statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing discussed in Note 7 to the consolidated financial statements. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party. See Note 19 to the consolidated financial statements.

On December 6, 2018, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition, which had a remaining balance of $3.0 million as of December 6, 2018, extending the maturity date from May 8, 2019, as previously amended, to May 8, 2020. See Note 19 to the consolidated financial statements.

Other than the debt refinancing and other notes payable financing described in Notes 7 and 19 to the consolidated financial statements, we are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations, and the level of long-term debt.

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2018	(Decrease)	2017	(Decrease)	2016

Sales of alcoholic beverages	$69,120	14.4%	$60,439	5.6%	$57,216
Sales of food and merchandise	22,433	22.9%	18,256	2.0%	17,900
Service revenues	64,104	10.3%	58,132	13.4%	51,276
Other	10,091	25.1%	8,069	-4.7%	8,468
Total revenues	$165,748	14.4%	$144,896	7.4%	$134,860
Net cash provided by operating activities	$25,769	22.2%	$21,094	-8.4%	$23,031
Adjusted EBITDA*	$44,387	18.8%	$37,348	8.2%	$34,531
Free cash flow*	$23,242	20.5%	$19,281	-6.0%	$20,513
Long-term debt	$140,627	13.1%	$124,352	17.4%	$105,886

* See definition and calculation of Adjusted EBITDA and Free Cash Flow under Non-GAAP Financial Measures and Liquidity and Capital Resources above.

We have not established financing other than the notes payable discussed in Note 7 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2018, 2017, and 2016, we paid for treasury stock amounting to $0, $1.1 million, and $7.3 million representing 0 shares, 89,685 shares, and 747,081 shares, respectively. We have $3.1 million remaining to purchase additional shares as of September 30, 2018.

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

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters). Our revenues in certain markets are also affected by sporting events that cause unusual changes in sales from year to year.

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

During fiscal 2017, we acquired two clubs, one in Florida (Scarlett’s Miami) and another in Illinois (Hollywood Showclub) and certain adjacent real estate for an aggregate purchase price of $30.2 million. See Note 13 to the consolidated financial statements for details of the transactions. We subsequently relaunched Hollywood Showclub as Scarlett’s St. Louis.

During fiscal 2018, we reacquired Drink Robust (see Note 13 to our consolidated financial statements). Also in fiscal 2018, we acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The Kappa transaction provides for the purchase of the real estate for $825,000 and other non-real-estate business assets for $180,000, with goodwill amounting to $495,000. See Note 13 to the consolidated financial statements for details of the transactions.

We plan to open four new Bombshells in fiscal 2019, one of which opened in December 2018.

Subsequent to the end of fiscal 2018, we closed on the acquisition of one club in Pittsburgh, Pennsylvania and another club in Chicago, Illinois. See Note 19 to the consolidated financial statements for details of the acquisitions.

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a 9% note payable over a 10-year period. See Note 19 to the consolidated financial statements for details of the disposition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We do not carry any debt with a variable interest rate in effect as of September 30, 2018. Certain of our debt have variable interest rates, but will only be effective in future years.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 44.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), RCI Hospitality Holdings, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 31, 2018 expressed an adverse opinion thereon.

Change in Accounting Method Related to Goodwill

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for testing goodwill for impairment for its fiscal 2017 annual impairment test as of September 30, 2017 due to the adoption of Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Cleveland, Ohio

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. and subsidiaries (the “Company”), as of September 30, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCI Hospitality Holdings, Inc. and subsidiaries, as of September 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
December 13, 2016

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$17,726	$9,922
Accounts receivable, net	7,320	3,187
Inventories	2,353	2,149
Prepaid insurance	4,910	3,826
Other current assets	1,591	1,399
Assets held for sale	2,902	5,759
Total current assets	36,802	26,242
Property and equipment, net	172,403	148,410
Notes receivable	2,874	4,993
Goodwill	44,425	43,866
Intangibles, net	71,532	74,424
Other assets	2,530	1,949
Total assets	$330,566	$299,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,825	$2,147
Accrued liabilities	11,973	11,524
Current portion of long-term debt	19,047	17,440
Total current liabilities	33,845	31,111
Deferred tax liability, net	19,552	25,541
Long-term debt	121,580	106,912
Other long-term liabilities	1,423	1,095
Total liabilities	176,400	164,659

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,719 and 9,719 shares issued and outstanding as of September 30, 2018 and 2017, respectively	97	97
Additional paid-in capital	64,212	63,453
Retained earnings	89,740	69,195
Accumulated other comprehensive income	220	-
Total RCIHH stockholders’ equity	154,269	132,745
Noncontrolling interests	(103)	2,480
Total stockholders’ equity	154,166	135,225
Total liabilities and stockholders’ equity	$330,566	$299,884

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Revenues
Sales of alcoholic beverages	$69,120	$60,439	$57,216
Sales of food and merchandise	22,433	18,256	17,900
Service revenues	64,104	58,132	51,276
Other	10,091	8,069	8,468
Total revenues	165,748	144,896	134,860
Operating expenses
Cost of goods sold
Alcoholic beverages sold	14,327	13,114	12,624
Food and merchandise sold	8,133	7,398	6,810
Service and other	449	209	1,112
Total cost of goods sold (exclusive of items shown separately below)	22,909	20,721	20,546
Salaries and wages	44,547	40,029	37,457
Selling, general and administrative	53,824	46,775	43,075
Depreciation and amortization	7,722	6,920	7,328
Other charges, net	8,350	7,312	5,761
Total operating expenses	137,352	121,757	114,167
Income from operations	28,396	23,139	20,693
Other income (expenses)
Interest expense	(9,954)	(8,764)	(7,982)
Interest income	234	266	131
Income before income taxes	18,676	14,641	12,842
Income tax expense (benefit)	(3,118)	6,359	2,373
Net income	21,794	8,282	10,469
Net loss (income) attributable to noncontrolling interests	(81)	(23)	749
Net income attributable to RCIHH common shareholders	$21,713	$8,259	$11,218

Earnings per share
Basic	$2.23	$0.85	$1.13
Diluted	$2.23	$0.85	$1.11

Weighted average number of common shares outstanding
Basic	9,719	9,731	9,941
Diluted	9,719	9,743	10,229

Dividends per share	$0.12	$0.12	$0.09

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Net income	$21,794	$8,282	$10,469
Amount reclassified from accumulated other comprehensive income	-	-	(109)
Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of tax of $85 in 2018	220	-	-
Comprehensive income	22,014	8,282	10,360
Comprehensive loss (income) attributable to noncontrolling interests	(81)	(23)	749
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$21,933	$8,259	$11,109

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30, 2018, 2017, and 2016

(in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2015	10,285	$103	$69,729	$51,750	$109	-	$-	$5,863	$127,554
Purchase of treasury shares	-	-	-	-	-	(747)	(7,311)	-	(7,311)
Canceled treasury shares	(747)	(8)	(7,303)	-	-	747	7,311	-	-
Vesting of restricted stock	96	1	(1)	-	-	-	-	-	-
Common stock issued for debt and interest	125	1	1,267	-	-	-	-	-	1,268
Warrants exercised	49	-	500	-	-	-	-	-	500
Stock-based compensation	-	-	360	-	-	-	-	-	360
Payment of dividends	-	-	-	(862)	-	-	-	-	(862)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(217)	(217)
Divestiture in Drink Robust	-	-	-	-	-	-	-	(2,313)	(2,313)
Change in marketable securities	-	-	-	-	(109)	-	-	-	(109)
Net income (loss)	-	-	-	11,218	-	-	-	(749)	10,469

Balance at September 30, 2016	9,808	$97	$64,552	$62,106	$-	-	$-	$2,584	$129,339
Purchase of treasury shares	-	-	-	-	-	(89)	(1,099)	-	(1,099)
Canceled treasury shares	(89)	-	(1,099)	-	-	89	1,099	-	-
Payment of dividends	-	-	-	(1,170)	-	-	-	-	(1,170)
Payments to noncontrolling interests	-	-	-		-	-	-	(215)	(215)
Divestiture of Drink Robust	-	-	-		-	-	-	88	88
Net income	-	-	-	8,259	-	-	-	23	8,282

Balance at September 30, 2017	9,719	$97	$63,453	$69,195	$-	-	$-	$2,480	$135,225
Payment of dividends	-	-	-	(1,168)	-	-	-	-	(1,168)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(180)	(180)
Equity impact of additional investment in TEZ	-	-	759	-	-	-	-	(2,484)	(1,725)
Change in marketable securities	-	-	-	-	220	-	-	-	220
Net income	-	-	-	21,713	-	-	-	81	21,794

Balance at September 30, 2018	9,719	$97	$64,212	$89,740	$220	-	$-	$(103)	$154,166

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,794	$8,282	$10,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,722	6,920	7,328
Deferred tax expense (benefit)	(6,775)	2,273	1,143
Loss (gain) on sale of assets	2,162	(838)	388
Impairment of assets	4,736	7,639	3,492
Amortization of debt issuance costs	560	218	455
Gain on insurance	(20)	-	-
Gain on settlement of patron tax	-	(102)	-
Gain on sale of marketable securities	-	-	(116)
Deferred rent expense	203	272	15
Stock-based compensation expense	-	-	360
Debt prepayment penalty	543	75	-
Changes in operating assets and liabilities:
Accounts receivable	(3,622)	878	(3,986)
Inventories	(199)	(19)	(124)
Prepaid expenses and other assets	(2,589)	(1,526)	(18)
Accounts payable and accrued liabilities	1,254	(2,978)	3,625
Net cash provided by operating activities	25,769	21,094	23,031

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	811	2,145	3,427
Proceeds from sale of marketable securities	-	-	621
Proceeds from notes receivable	127	107	-
Proceeds from insurance	20	-	-
Additions to property and equipment	(25,263)	(11,249)	(28,148)
Acquisition of businesses, net of cash acquired	(2,034)	(9,527)	-
Net cash used in investing activities	(26,339)	(18,524)	(24,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	84,233	12,399	32,049
Payments on long-term debt	(72,830)	(13,080)	(19,159)
Exercise of stock options and warrants	-	-	500
Purchase of treasury stock	-	(1,099)	(7,311)
Payment of dividends	(1,168)	(1,170)	(862)
Payment of loan origination costs	(1,139)	(735)	(624)
Debt prepayment penalty	(543)	(75)	-
Distribution to noncontrolling interests	(179)	(215)	(217)
Net cash provided by (used in) financing activities	8,374	(3,975)	4,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,804	(1,405)	3,307
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,922	11,327	8,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,726	$9,922	$11,327

CASH PAID DURING PERIOD FOR:
Interest paid, net of amounts capitalized	$9,685	$8,081	$7,719
Income taxes	$5,832	$4,185	$1,914

Non-cash investing and financing transactions:

	Years Ended September 30,
	2018	2017	2016
Issue of shares of common stock for debt and interest
Number of shares	-	-	125
Value of shares	$-	$-	$1,268
Debt incurred with seller in connection with acquisition of businesses	$1,000	$20,552	$-
Notes receivable received as proceeds from sale of assets	$-	$-	$4,800
Unrealized gain on marketable securities	$305	$-	$-
Note payable reduction from sale proceeds of property	$-	$1,500	$-
Refinanced long-term debt	$8,354	$8,000	$-
Net increase in notes payable from trade-in of aircraft	$5,063	$-	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Tye, Edinburg, El Paso, Harlingen, Lubbock and Beaumont, Texas, as well as Minneapolis, Minnesota; Philadelphia, Pennsylvania; Charlotte, North Carolina; New York, New York; Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; and Washington Park and Kappa, Illinois. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas.

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

Fiscal Year

Our fiscal year ends on September 30. References to years 2018, 2017, and 2016 are for fiscal years ended September 30, 2018, 2017, and 2016, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected.

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or market.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense during site construction from related debt is capitalized, which amounted to $319,000 in fiscal 2018, $43,000 in fiscal 2017, and $59,000 in fiscal 2016.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but reviewed on an annual basis for impairment. Definite-lived intangible assets are amortized on a straight-line basis over their estimated lives.

The costs of transferable licenses purchased through open markets are capitalized as indefinite-lived intangible assets. The costs of obtaining non-transferable licenses that are directly issued by local government agencies are expensed as incurred. Annual license renewal fees are expensed over their renewal term.

Goodwill and other intangible assets that have indefinite useful lives are tested annually for impairment during our fourth fiscal quarter and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million. See Note 15. No goodwill impairment was recorded in fiscal 2018 and 2016.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $3.1 million in 2018 related to three clubs, $1.4 million in 2017 related to two clubs, and $2.1 million in 2016 related to one club, which are included in other charges, net in the consolidated statements of income. See Notes 3 and 15.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During the fourth quarter of fiscal 2018, the Company impaired one club and one Bombshells for a total of $1.6 million; during the fourth quarter of 2017, the Company impaired one club for $385,000; and during the fourth quarter of fiscal 2016, the Company recognized a loss on disposal on one property held for sale in Fort Worth, Texas for $1.4 million, which are included in other charges, net in the consolidated statements of income. See Notes 3 and 15.

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

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income. See Note 3.

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

Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method, which are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses. Investments in companies in which the Company owns less than a 20% interest, or where the Company does not exercise significant influence, are accounted for at cost and reviewed for any impairment. Cost and equity method investments are included in other assets in the Company’s consolidated balance sheets. The Company sold 31% of Drink Robust on September 29, 2016, retaining 20%. Because the Company has no ability to direct the management of the investee company or exert significant influence, the investment is being accounted for at cost beginning on the date of sale. The carrying value of the cost-method investment in Robust was $1.2 million as of September 30, 2016. During the fourth quarter of fiscal 2017, we determined our investment in Drink Robust was impaired and recognized an other-than-temporary impairment totaling $1.2 million which brought our carrying value of this investment to zero. In relation to the reacquisition of Drink Robust in 2018, we have consolidated the operations of Drink Robust and eliminated the investment in consolidation. See Note 13.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows (in thousands, except per share data):

	For the Year Ended
	September 30,
	2018	2017	2016
Numerator -
Net income attributable to RCIHH shareholders - basic	$21,713	$8,259	$11,218
Adjustment to net income from assumed conversion of debentures	-	5	153
Adjusted net income attributable to RCIHH shareholders - diluted	$21,713	$8,264	$11,371
Denominator -
Weighted average number of common shares outstanding - basic	9,719	9,731	9,941
Effect of potentially dilutive restricted stock, warrants and options	-	-	60
Effect of potentially dilutive convertible debentures	-	12	228
Adjusted weighted average number of common shares outstanding - diluted	9,719	9,743	10,229

Basic earnings per share	$2.23	$0.85	$1.13
Diluted earnings per share	$2.23	$0.85	$1.11

(1) Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2) All outstanding warrants and options were considered for the EPS computation.

Additional shares for options, warrants and debentures amounting to zero and 72,400 for the year ended September 30, 2017 and, 2016 were not considered since they would be antidilutive.

Convertible debentures (principal and accrued interest) outstanding at September 30, 2018, 2017, and 2016 totaling $0, $0, and $0.5 million, respectively, were convertible into common stock at prices ranging from $10.00 to $12.50 in fiscal year 2016. Convertible debentures amounting to $0, $0.9 million, and $0.5 million were dilutive in 2018, 2017, and 2016, respectively.

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

At September 30, 2018 and 2017, the Company has no stock options outstanding.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for-sale are included in comprehensive income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities, which are included in other assets in the consolidated balance sheets, had a balance of $760,000 and $80,000 as of September 30, 2018 and 2017.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2018, 2017, and 2016.

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

Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Property and equipment, net	$141	$-	$-	$141
Indefinite-lived intangibles	4,618	-	-	4,618
Notes receivable	0	-	-	0
Goodwill	495	-	-	495
Other assets	760	760	-	-

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Goodwill	$4,572	$-	$-	$4,572
Property and equipment, net	4,678	-	4,678	-
Indefinite-lived intangibles	25,740	-	-	25,740
Definite-lived intangibles	600	-	-	600

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Impairments) Recognized
	Years Ended September 30,
Description	2018	2017	2016
Goodwill	$-	$(4,697)	$-
Property and equipment, net	(1,615)	(385)	-
Indefinite-lived intangibles	(3,121)	(1,401)	(2,092)
Assets held for sale	-	-	(1,400)
Other assets	305	(1,156)	-

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company has completed its evaluation of the impact of the standard and has determined the impact of adopting the new standard to be immaterial. The Company will transition using the cumulative effect method upon adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing for certain practical expedients in the implementation of ASU 2016-02. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. While we anticipate changes in the classification of expenses in our income statement and the timing of recognition of these expenses, we are still evaluating the materiality of the implementation of this standard.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. According to the guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. If met, this initial screen eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. The FASB noted that outputs are a key element of a business and included more stringent criteria for aggregated sets of assets and activities without outputs. Finally, the guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. Under the final definition, an output is the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We have early adopted ASU 2017-01 as of October 1, 2017.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments of this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The current disclosure requirements in Topic 718 are not changed. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We have early adopted ASU 2017-09 as of October 1, 2017. As of September 30, 2018, we do not have any stock-based compensation awards outstanding.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) is recorded. The ASU requires financial statement preparers to disclose (1) a description of the accounting policy for releasing income tax effects from AOCI; (2) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (3) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption of ASU 2014-09. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

3. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2018	2017
Credit card receivables	$2,273	$1,955
Income tax refundable	2,137	-
ATM-in-transit	933	699
Other	1,977	533
	$7,320	$3,187

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2018	2017
Insurance	$3,807	$3,160
Payroll and related costs	2,293	1,889
Property taxes	1,796	1,270
Sales and liquor taxes	1,883	990
Patron tax	532	801
Lawsuit settlement	-	295
Unearned revenues	134	196
Income taxes	-	549
Other	1,528	2,374
	$11,973	$11,524

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

3. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Taxes and permits	$9,545	$8,026	$8,089
Advertising and marketing	7,536	6,704	5,374
Supplies and services	5,344	4,873	4,815
Insurance	5,473	4,006	3,575
Rent	3,720	3,258	3,278
Legal	3,586	3,074	3,197
Utilities	2,969	2,824	2,871
Charge cards fees	3,244	2,783	2,252
Security	2,617	2,251	2,042
Accounting and professional fees	2,944	2,159	1,286
Repairs and maintenance	2,184	2,091	2,088
Other	4,662	4,726	4,208
	$53,824	$46,775	$43,075

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Impairment of assets	$4,736	$7,639	$3,492
Settlement of lawsuits	1,669	317	1,881
Loss (gain) on sale of assets	1,965	(542)	388
Gain on insurance	(20)	-	-
Gain on settlement of patron tax	-	(102)	-
	$8,350	$7,312	$5,761

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2018	2017
Buildings and land	$149,683	$122,996
Equipment	34,572	30,107
Leasehold improvements	30,414	31,969
Furniture	8,739	8,612
Total property and equipment	223,408	193,684
Less accumulated depreciation	(51,005)	(45,274)

Property and equipment, net	$172,403	$148,410

Included in buildings and leasehold improvements above are construction-in-progress amounting to $6.4 million and $1.6 million as of September 30, 2018 and 2017, respectively, which are mostly related to Bombshells projects.

Depreciation expense was approximately $7.5 million, $6.7 million, and $6.6 million for fiscal years 2018, 2017, and 2016, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

5. Assets Held for Sale

During the fourth quarter of fiscal 2016, the Company had decided to offer six real estate properties for sale. The aggregate estimated fair value of the properties less cost to sell as of September 30, 2016 was approximately $7.7 million and reclassified to assets held for sale in the Company’s consolidated balance sheet.

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

During the quarter ended December 31, 2017, the Company sold one of the properties held for sale for $675,000, recognizing a gain of $481,000. During the quarter ended June 30, 2018, the Company decided to offer for sale a real estate property in Dallas, Texas, which was a location of a recently closed club, with an estimated fair value of $2.0 million. During the quarter ended September 30, 2018, the Company reclassified two properties held for sale with an aggregate carrying value of $7.2 million into held and used property and equipment, net in the consolidated balance sheet as of September 30, 2018. Also, during the quarter ended September 30, 2018, the Company decided to offer four real estate properties for sale, with an aggregate fair value less cost to sell of approximately $2.5 million.

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

The assets held for sale do not have liabilities associated with them that need to be directly settled from the proceeds in the event of a transaction. The gain or loss on the sale of these properties held for sale is included in other charges, net in our consolidated statements of income.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2018	2017
Indefinite useful lives:
Goodwill	$44,425	$43,866
Licenses	67,523	70,644
Tradename	2,215	2,215
	114,163	116,725

	Amortization
	Period
Definite useful lives:
Discounted leases	18 & 6 years	108	116
Non-compete agreements	5 years	588	681
Software	5 years	834	768
Distribution agreement	3 years	264	-
		1,794	1,565
Total goodwill and other intangible assets		$115,957	$118,290

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

6. Goodwill and Other Intangible Assets - continued

	2018			2017
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$1,565	$72,859	$43,866	$917	$51,849	$45,847
Intangibles acquired	483	-	559	865	22,411	2,716
Impairment	-	(3,121)	-	-	(1,401)	(4,697)
Amortization	(254)	-	-	(217)	-	-
Ending balance	$1,794	$69,738	$44,425	$1,565	$72,859	$43,866

As of September 30, 2018 and 2017, the accumulated impairment balance of indefinite-lived intangibles was $5.9 million and $6.9 million, respectively, while the accumulated impairment balance of goodwill was $3.9 million and $5.4 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2018 is: 2019 - $466,000; 2020 - $443,000; 2021 - $367,000; 2022 - $261,000; 2023 - $186,000; and thereafter - $71,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses and tradename, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow method of income approach was used in calculating the value of these licenses in a business combination, while the relief from royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2018, the Company recognized a $3.1 million impairment related to three clubs’ SOB licenses. During the year ended September 30, 2017, the Company recognized an impairment loss of $4.7 million related to the goodwill of four reporting units, including one held for sale, as well as an impairment loss of $1.4 million related to two locations’ SOB licenses. The Company impaired one reporting unit during the year ended September 30, 2016 amounting to $2.1 million for indefinite-lived intangibles. See Note 15.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt

Long-term debt consisted of the following (in thousands):

		September 30,
		2018	2017
Notes payable at 10-11%, mature August 2022 and December 2024	*	$-	$2,358
Note payable at 7%, matures December 2019	*	-	95
Notes payable at 5.5%, matures January 2023	*	1,071	1,157
Notes payable at 5.5%, matures January 2023 and January 2022	*	-	4,510
Note payable refinanced at 6.25%, matures July 2018	*	-	1,120
Note payable at 9.5%, matures August 2024	**	-	6,941
Notes payable at 9.5%, mature September 2024	*	-	6,423
Notes payable at 5-7%, mature from 2018 to 2028	*	-	1,679
7.45% note payable collateralized by aircraft, matures January 2019		-	2,740
Non-interest-bearing debt to State of Texas, matures May 2022, interest imputed at 9.6%		4,470	5,613
Note payable at 6.5%, matures January 2020	*	-	4,484
Note payable at 6%, matures January 2019	*	-	504
Notes payable at 5.5%, matures May 2020	*	-	5,320
Note payable at 6%, matures May 2020	*	-	1,037
Note payable at 5.25%, matures December 2024	*	-	1,777
Note payable at 5.45%, matures July 2020	*	10,258	10,620
Note payable at the greater of 2% above prime or 5% (6.25% at September 30, 2017), matures October 2025	*	-	4,303
Note payable at 5%, matures January 2026	*	-	9,672
Note payable at 5.25%, matures March 2037	*	-	4,651
Note payable at 6.25%, matures February 2018	*	-	1,894
Note payable at 5.95%, matures August 2021	*	7,544	8,267
Note payable at 12%, matures October 2021	**	6,219	9,671
Note payable at 4.99%, matures April 2037, collateralized by aircraft		912	941
Notes payable at 12%, mature May 2020	**	2,940	5,440
Note payable at 5%, matures May 2018 (amended to 8% interest rate and May 2019 maturity)	**	3,025	5,000
Note payable at 8%, matures May 2029	**	14,464	15,291
Note payable at 5%, matures May 2038	*	-	3,441
Note payable initially at 5.75%, matures December 2027	*	58,826	-
Note payable at 5.95%, matures December 2032		6,877	-
Note payable at 5%, matures August 2029	*	4,257	-
Note payable at 5%, matures April 2020	*	3,079	-
Note payable initially at prime plus 0.5% with a 5.5% floor, matures September 2030	*	960	-
Note payable at 8%, matures May 2023	*	945	-
Note payable at 5.95%, matures August 2039	*	3,168	-
Note payable at 12%, matures August 2021	**	4,000	-
Note payable at 9%, matures September 2028	*	1,350	-
Note payable at 6.1%, matures September 2019	*	1,500	-
Note payable at 5.95%, matures September 2023	*	1,550	-
Note payable at 7%, matures May 2019	**	5,000	-
Total debt		142,415	124,949
Less unamortized debt issuance costs		(1,788)	(597)
Less current portion		(19,047)	(17,440)

Total long-term debt		$121,580	$106,912

* Collateralized by real estate

** Collateralized by stock in subsidiary

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2018	2017
Secured by real estate	$94,509	$73,312
Secured by stock in subsidiary	35,648	42,343
Secured by other assets	7,788	3,681
Unsecured	4,470	5,613
	$142,415	$124,949

In April 2010, the Company acquired the real estate for the club in Austin, Texas, formerly known as Rick’s Cabaret. In connection with the purchase, the Company executed a note to the seller amounting to $2.2 million. The note was collateralized by the real estate and was payable in monthly installments through April 2025 of $19,774, including principal and interest at the prime rate plus 4.5% with a minimum rate of 7%. The Company refinanced this debt in 2013 with a note of $1.5 million, payable in monthly installments of $15,090 through July 2018, including principal and interest at 6.25%. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $ 1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%. The real estate notes, with original principal of $6.5 million, has been fully paid in relation to the first note of the New Loan, as discussed below.

As consideration for the purchase of nine operating adult cabarets and two other licensed location under development at that time (collectively, the “Foster Clubs”), a subsidiary paid to the sellers at closing $3.5 million cash and $22.0 million pursuant to a secured promissory note (the “Club Note”). The Club Note bears interest at the rate of 9.5% per annum, is payable in 144 equal monthly installments of $ 256,602 per month and is secured by the assets purchased from the Companies. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

In connection with the acquisition of the Foster Clubs, as explained above, the Company’s wholly owned subsidiary, Jaguars Holdings, Inc. (“JHI”), entered into a Commercial Contract (the “Real Estate Agreement”), which agreement provided for JHI to purchase the real estate where the Foster Clubs are located. The transactions contemplated by the Real Estate Agreement closed on October 16, 2012. The purchase price of the real estate was $10.1 million (discounted to $9.6 million as explained below) and was paid with $350,000 in cash, $9.1 million in mortgage notes, and an agreement to make a one-time payment of $650,000 in twelve years that bears no interest. The note bears interest at the rate of 9.5%, is payable in 143 equal monthly installments and is secured by the real estate properties. The Company has recorded a debt discount of $431,252 related to the one-time payment of $650,000. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt – continued

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

During the year ended September 30, 2013, the Company acquired four parcels of real estate at a cost aggregating $3,230,000 and incurred debt aggregating $2.6 million in connection therewith. The notes bear interest at rates ranging from 5 - 7% and are payable $25,660 monthly, including principal and interest. The notes mature from 2018 to 2028. These notes have been fully paid in relation to the first note of the New Loan, as discussed below.

In December 2013, the Company borrowed $3.6 million from a lender. The funds were used to purchase an aircraft. The debt bears interest at 7.45% with monthly principal and interest payments of $40,653 beginning March 2012. The note matures in January 2019. This note has been fully paid in relation to the December 2017 aircraft note trade-in, as discussed below.

In December 2014, the Company refinanced certain real estate debt amounting to $2.1 million with new bank debt of $2.0 million. The new debt is payable $13,270 per month, including interest at 5.25% and matures in ten years. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

In December 2014, the Company borrowed $1.0 million from an individual. The note is collateralized by certain real estate, is payable $13,215 per month, including interest at 10% and matures in ten years. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt – continued

On January 13, 2015 a Company subsidiary purchased Down in Texas Saloon gentlemen’s club in an Austin, Texas suburb. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $6.8 million consisted of $3.5 million for the club business and $3.3 million for its 3.5 acres of real estate. Payment was in the form of $1 million in cash and $1.4 million in seller financing at 6% annual interest, with the balance provided by commercial bank financing in the form of a note at a variable interest rate equal to the prime rate plus 2%, but in no event less than 6.5%. Payments on these notes aggregate $68,829 per month. These notes have been fully paid in relation to the first note of the New Loan, as discussed below.

On May 4, 2015 a Company subsidiary purchased The Seville gentlemen’s club in Minneapolis Minnesota. As part of the transaction, another subsidiary also purchased the club’s real estate. Total consideration of $8.5 million consisted of $4.5 million for the assets of the club business and $4.0 million for the real estate. Payment was made through bank financing of $5.7 million at 5.5% interest, seller financing of $1.8 million at 6% and cash of $1.1 million. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company was in compliance with such covenants as of September 30, 2017. Payments on these notes aggregate to $65,355 per month. These notes have been fully paid in relation to the first note of the New Loan, as discussed below.

On July 30, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000, including interest at 5.45% and matures in five years and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company was in compliance with such covenants as of September 30, 2017. This note has been fully paid in relation to the second note of the New Loan, as discussed below.

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

In October 2015, the Company refinanced certain real estate debt amounting to $2.3 million with new bank debt of $4.6 million. After closing costs, the Company received $2.0 million in cash from the transaction. The new debt is payable $30,244 per month, including interest at the prime rate plus 2% (6.25% at September 30, 2017) and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company was in compliance with such covenants as of September 30, 2017. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

In October 2015, the Company entered into a $4.7 million construction loan with a commercial bank for a new corporate headquarters building. The note, which was fully funded upon the finish of construction of the building in October 2016, is payable over 20 years at $31,988 per month including interest and has an adjustable interest rate of 5.25%. The rate adjusts to prime plus 1% in the 61st month, with a floor of 5.25%. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

In January 2016, a subsidiary of the Company acquired the building in which the Company’s Rick’s Cabaret New York nightclub operates. The cost was $10.5 million, including closing costs and was purchased with a $10.0 million note, payable in monthly installments of approximately $59,000, including interest at 5.0% and matures in ten years. There are certain financial covenants with which the Company must be in compliance related to this financing. The Company was in compliance with such covenants as of September 30, 2017. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt – continued

In August 2016, the Company acquired certain land for future development of a Bombshells in Harris County, Texas for $2.5 million, financed with a bank note for $1.9 million, payable interest only at 5.0% monthly until its maturity in 18 months. This note has been fully paid in relation to the February 20, 2018 refinancing, as discussed below.

In August 2016, the Company refinanced two notes payable with an aggregate carrying value of $6.1 million with a $9.0 million bank note at an interest rate of 5.95%. The note matures in 10 years with monthly installments of $100,062 and a balloon payment at maturity for the remaining balance. This note has been fully paid in relation to the third note of the New Loan, as discussed below.

On October 5, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. This note has been partially paid in relation to the first note of the New Loan, as discussed below.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. On August 15, 2018 and September 26, 2018, the Company refinanced $2.0 million and $500,000 of the notes, respectively. The $2.0 million note was exchanged for a $4.0 million 12% note maturing in three years with interest-only payments until maturity, where the full principal is to be paid. The $500,000 note was exchanged for a $1.35 million 9% note maturing in 10 years with monthly payments of $17,101, including interest. On November 1, 2018, the Company refinanced two notes with a total principal of $400,000 with certain investors. See Note 19.

On May 4, 2017, the Company entered into a construction loan agreement with a bank for the construction of the Company’s Bombshells Pearland location. The maximum availability of the 5% promissory note is $4.8 million with advances based on the progress of construction. On June 4, 2017, an initial advance of $2.2 million was used to pay off a previous interest-only note for the same construction project. The new loan is payable interest-only until after one year from the date of the initial advance when the construction loan, including all advances as its principal, converts to an amortizing 20-year note with scheduled monthly payments to be determined on the date of conversion. The Company paid loan costs amounting to $24,000, which will be amortized for the term of the note. This note has been fully paid in relation to the first note of the New Loan, as discussed below.

On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 13), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. On May 8, 2018, the Company amended the $5.0 million short-term note payable, which had a remaining balance of $3.0 million as of amendment date, extending the maturity date to May 8, 2019 and increasing the interest rate to 8% for its remaining term. See Note 19 for related disclosures.

On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.95% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest.

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

Included in the $62.5 million first note of the New Loan was $4.6 million that was escrowed at closing due to the bank lender of one of the Repaid Notes. The amount was released from escrow in June 2018 when the construction, for which the original note was borrowed, was completed.

On February 15, 2018, the Company borrowed $3.0 million from a bank for the purchase of land at a cost of $4.0 million with the difference paid by the Company in cash. The bank note bears interest at 5.25% adjusted after 36 months to prime plus 1% with a floor of 5.2% and matures on February 15, 2038. The bank note is payable interest-only during the first 18 months, after which monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. On August 28, 2018, this note was refinanced for additional construction loan having a maximum availability of $7.4 million. The new note has an initial interest rate of 5.95%, subject to a repricing after 72 months to prime plus 1% with a 5.9% floor. The note is payable $53,084 per month, including interest, for 72 months , then adjusted based on repriced interest rate until its August 2039 maturity. As of September 30, 2018, the Company had $4.3 million in available borrowing capacity under this construction loan.

On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bears an interest rate of prime plus 0.5% with a floor of 5.0% and matures on August 20, 2029. During the first 18 months of the construction loan, the Company will make monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. As of September 30, 2018, the Company had $403,000 in available borrowing capacity under this construction loan.

On April 24, 2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million, payable interest only at prime plus 0.5% with a floor of 5% per annum. The note matures in 24 months, by which date the principal is payable in full. On September 17, 2018, the Company and the bank lender agreed to carve out a portion of the loan that relates to the land where the Bombshells location is to be built amounting to $960,000, and added a construction loan with a maximum availability of $2.9 million. The new $2.9 million construction loan has an interest rate of prime plus 0.5%, with a 5.5% floor, and payable in 12 years. The first 24 months will be interest-only payments, after which monthly payments of principal and interest will be made based on a 20-year amortization.

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The note matures in three years and is payable in monthly installments of $20,276, including interest, based on a five-year amortization with the remaining balance to be paid at maturity.

On September 6, 2018, the Company borrowed $1.55 million from a bank lender to finance the acquisition of the remaining not-owned interest in a joint venture. The 10-year note payable has an initial interest rate of 5.95% until after five years when the interest rate is adjusted to the U.S. Treasury rate plus 3.5%, with a 5.95% floor. Monthly payments of $11,138, including interest, is due for five years until an adjustment in monthly payments based on the interest rate repricing. The Company paid approximately $40,000 in debt issuance costs at closing.

On September 14, 2018, the Company acquired land worth $2.75 million for a future Bombshells location by executing a note with a bank lender for 1.5 million and paying the remainder in cash. The 6.1% one-year note has monthly interest-only payments of $7,625 with the full principal payable at maturity. The Company paid approximately $22,000 in debt issuance costs at closing.

On September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate and matures in May 2019. The loan is payable $200,000 weekly, which includes interest, until maturity.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt – continued

Future maturities of long-term debt consist of the following, net of debt discount (in thousands):

	Regular	Balloon	Total
	Amortization	Payments	Payments
2019	$14,522	$4,525	$19,047
2020	7,543	6,019	13,562
2021	4,142	7,779	11,921
2022	10,818	-	10,818
2023	6,948	1,314	8,262
Thereafter	32,257	46,548	78,805
	$76,230	$66,185	$142,415

8. Income Taxes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate will be 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service (IRS), the SEC, the FASB, and various tax jurisdictions. We do not expect any future impact to be material.

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2018	2017	2016
Current
Federal	$2,438	$2,989	$260
State and local	1,219	1,097	970
Total current income tax expense	3,657	4,086	1,230

Deferred
Federal	(8,096)	1,545	1,110
State and local	1,321	728	33
Total deferred income tax expense (benefit)	(6,775)	2,273	1,143

Total income tax expense (benefit)	$(3,118)	$6,359	$2,373

The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2018	2017	2016
Computed expected income tax expense	$4,576	$4,979	$4,366
State income taxes, net of federal benefit	804	291	730
Deferred taxes on subsidiaries acquired/sold	709	-	(841)
Permanent differences	85	108	(109)
Change in deferred tax liability rate	(8,832)	1,329	-
Reserve for uncertain tax position	-	406	240
Tax credits	(808)	(564)	(2,013)
Other	348	(190)	-
Total income tax expense (benefit)	$(3,118)	$6,359	$2,373

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Income Taxes - continued

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2018	2017
Deferred tax assets:
Patron tax	$948	$1,954
Capital loss carryforwards	763	-
Other	-	231
	1,711	2,185
Deferred tax liabilities:
Intangibles	(13,110)	(18,549)
Property and equipment	(7,206)	(9,177)
Other	(947)	-
	(21,263)	(27,726)
Net deferred tax liability	$(19,552)	$(25,541)

For the year ended September 30, 2016, income tax expense includes a tax benefit in the amount of $2.0 million representing the net amount to be realized from fiscal year 2016 and from amending certain prior year federal tax returns to take the available FICA tip tax credits which were not taken in prior years. The Company will continue to utilize FICA tip credits in future tax filings.

Included in the Company’s deferred tax liabilities at September 30, 2018 and 2017 is approximately $16.3 million and $16.3 million, respectively, representing the tax effect of indefinite-lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold.

The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We recognize accrued interest related to unrecognized tax benefits as a component of accrued liabilities. We recognize penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses, and recognize interest accrued related to unrecognized tax benefits in interest expense. During the year ended September 30, 2018 and 2017, the Company has accrued $165,000 and $865,000, respectively, (all related to previous years’ taxes) in uncertain state tax positions. In fiscal 2017, the Company also accrued $223,000 and $266,000 in penalties and interest, respectively, related to uncertain tax positions. In fiscal 2018, the Company released $700,000 of uncertain tax positions due to a settlement with New York state.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Income Taxes - continued

The following table shows the changes in the Company’s uncertain tax positions (in thousands):

	Years Ended September 30,
	2018	2017	2016
Balance at beginning of year	$865	$240	$-
Additions for tax positions of prior years	-	625	240
Released in current year	(700)	-	-

Balance at end of year	$165	$865	$240

The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2016 remains open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 have been examined by the Internal Revenue Service with no changes. These years are now under examination for payroll taxes. The Company is also being examined for state income taxes, the settlement of which may occur within the next twelve months.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation

In 2010, the Company’s Board of Directors approved the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan was approved by the shareholders of the Company at the 2011 Annual Meeting of Stockholders. At the 2012 Annual Meeting of Stockholders, shareholders approved amending the 2010 Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold from 500,000 to 800,000. The options granted under the Plans may be either incentive stock options or non-qualified options. The 2010 Plan is administered by the Board of Directors or by a compensation committee of the Board of Directors. The Board of Directors has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2010 Plan. There were no options outstanding as of September 30, 2018 or 2017.

In July 2014, the Company granted to an executive officer and an officer of a subsidiary a total of 96,325 shares of restricted stock. The total grant date fair value of all of these awards was $963,000, or $10.00 per share, and vested in two years. Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable requisite service periods. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred. These restricted stock awards vested in July 2016 at an aggregate intrinsic value of $969,000. There was no restricted stock outstanding as of September 30, 2018 and 2017.

Stock-based compensation expense recognized during the fiscal years ended September 30, 2018, 2017, and 2016 amounted to $0, $0, and $360,000, respectively.

10. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.8 million, $3.3 million, and $3.3 million for the years ended September 30, 2018, 2017, and 2016, respectively. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is included in other long-term liabilities in the consolidated balance sheets.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Commitments and Contingencies - continued

Undiscounted future minimum annual lease obligations as of September 30, 2018 are as follows (in thousands):

2019	$2,796
2020	2,878
2021	2,792
2022	2,744
2023	2,576
Thereafter	21,922
Total future minimum lease obligations	$35,708

Legal Matters

Texas Patron Tax

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two non-settled locations. The Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ending June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest.

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $4.5 million and $5.6 million as of September 30, 2018 and 2017, respectively.

A Declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. Constitutional challenges remain and will be resolved at trial.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2018, we have 2 unresolved claims out of the original 71 claims.

General

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. While the case was tried to a jury in late September 2018, a final judgment has not yet been issued because substantial disputes remain related to the legal impact of the jury’s verdict, and the parties are currently engaged in motion practice to resolve their disputes. It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s financial condition.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Legal Matters – continued

On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleged that JAI Phoenix was liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. In June 2018, the matter was heard by the Arizona Court of Appeals. On November 15, 2018 the Court of Appeals vacated the jury’s verdict and remanded the case to the trial court. It is anticipated that a new trial will occur at some point in the future. JAI Phoenix will continue to vigorously defend itself.

Settlement of lawsuits for the years ended September 30, 2018, 2017, and 2016 total $1.7 million, $317,000, and $1.9 million, respectively. As of September 30, 2018 and 2017, the Company has accrued $0 and $295,000 in accrued liabilities, respectively, related to settlement of lawsuits.

11. Common Stock

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

11. Common Stock - continued

During the year ended September 30, 2017, the following common stock transactions occurred:

●	The Company acquired 89,685 shares of its own common stock at a cost of $1.1 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

During the year ended September 30, 2018, the Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

12. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $159,000, $130,000, and $108,000 for the years ended September 30, 2018, 2017, and 2016, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

13. Acquisitions and Dispositions

2016 Dispositions

In September 2016, we sold a 31% interest in Robust for a $2.0 million note back to its former owner, retaining a 20% interest in the business. The sale of the 31% interest resulted in a loss in control of Robust and we recognized a loss of $184,000 at the date of deconsolidation. The loss was measured as the excess of the carrying amount of the assets and liabilities over the aggregate of 1) the fair value of the $2 million note received, 2) the fair value of retained non-controlling interest measured at $1.2 million, and 3) the carrying amount of the noncontrolling interest. At the date of deconsolidation, we no longer held a significant influence in Robust and have accounted for our 20% remaining interest as a cost method investment. See Note 15 for further discussion of the other-than-temporary impairment recognized in 2017.

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

Management believes that the recorded goodwill represents the Company’s expansion into the Greater St. Louis area. Goodwill will not be amortized but will be tested at least annually for impairment. The goodwill balance of $1.5 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

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

Management believes that the recorded goodwill represents the Company’s strong market positioning in the South Florida area and with its different clientele from Tootsie’s Cabaret, which is five miles away, the two are complementary to each other including management synergies. Goodwill for this acquisition is not amortized but will be tested at least annually for impairment. The goodwill amount of $1.2 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

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

2017 Dispositions

On January 13, 2017, we closed the sale on one of our non-income-producing properties, included in assets held for sale on our condensed consolidated balance sheet as of September 30, 2016, for $2.2 million in cash, recognizing approximately $116,000 loss on the sale. Proceeds were used to pay off the remaining $1.5 million of a related 11% balloon note, which was due in 2018. The Company paid a $75,000 prepayment penalty to pay off the debt.

On June 6, 2017, the Company closed on the sale of another non-income-producing property, included in assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2016, for $1.5 million, recognizing approximately $0.9 million gain on the sale. The buyer owned one of the Company’s notes payable, hence, the Company exchanged the property for a $1.5 million reduction in its note payable.

2018 Acquisitions

At September 30, 2017 and December 31, 2017, the Company held a $2.0 million note receivable related to the Drink Robust, Inc. (“Drink Robust”) disposition that occurred in September 2016. The note required interest-only monthly payments at a per annum rate of 4% beginning January of 2017 and principal and interest payments due monthly commencing in January 2018 and ending December 2032. Interest payments from January 2017 through December 2017 were made in the form of shares of the common stock of a manufacturing company. Cash was received for the January 2018 principal and interest payment; however, in April of 2018, the Company was informed that the note holder did not intend to make any future principal or interest payments due on the note. The Company had recourse to the personal assets of the note holder in the amount of $500,000 and entered into negotiations for settlement of the note in April of 2018. On April 26, 2018, the Company forgave the $500,000 guaranteed portion of the note for 750,000 shares of common stock of the manufacturing company. Additionally, as part of the settlement, the Company acquired 78.5% of the remaining 80% ownership interest in Drink Robust, bringing its ownership interest to 98.5% with the payment of an outstanding liability to the Drink Robust distributor of $250,000. As a result of the payment, Drink Robust also obtained a three-year exclusive right of distribution for the Robust Energy Drinks in the United States. The Company has made a preliminary estimate of the fair value of the shares of the manufacturing company and the interest acquired in Drink Robust. The preliminary estimate totals $450,000, which is net of the consideration of $250,000 owed to the Drink Robust distributor. As a result of the transaction, the Company impaired $1.55 million of the note receivable during the three months ended March 31, 2018, with a remaining balance of $450,000 recorded within long-term assets at June 30, 2018. The Company accounted for the acquisition in the third quarter of 2018, when the transaction was executed and has finalized its estimate of the fair value of the shares acquired in the transaction, as well as its accounting for such ownership.

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The transaction provides for the purchase of the real estate for $825,000 and other non-real estate business assets for $180,000, with goodwill amounting to $495,000. Since the acquisition date, the acquired club generated revenues of approximately $442,000 that are included in the Company’s consolidated statements of income for the year ended September 30, 2018.

On September 6, 2018, a subsidiary acquired the remaining 49% of TEZ Real Estate that it did not own for $1,550,000 in cash. The acquisition was principally funded by a loan on the property from a commercial bank. The Company accounted for the transaction as an equity transaction in accordance with ASC 505. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted, in the amount of approximately $934,000, was recognized in additional paid-in capital.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

14. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2018, 2017, and 2016 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenues	$41,212	$41,226	$42,634	$40,676
Income from operations(1)	$9,140	$8,231	$9,492	$1,533
Net income (loss) attributable to RCIHH shareholders(1)	$14,311	$4,685	$5,389	$(2,672)
Earnings (loss) per share (1)
Basic	$1.47	$0.48	$0.55	$(0.27)
Diluted	$1.47	$0.48	$0.55	$(0.27)
Weighted average number of common shares outstanding
Basic	9,719	9,719	9,719	9,719
Diluted	9,719	9,719	9,719	9,719

	For the Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Revenues	$33,739	$34,518	$37,429	$39,210
Income from operations(2)	$6,333	$7,487	$7,883	$1,436
Net income (loss) attributable to RCIHH shareholders(2)	$2,898	$3,759	$3,841	$(2,239)
Earnings (loss) per share(2)
Basic	$0.30	$0.39	$0.40	$(0.23)
Diluted	$0.30	$0.39	$0.40	$(0.23)
Weighted average number of common shares outstanding
Basic	9,768	9,719	9,719	9,719
Diluted	9,814	9,721	9,719	9,719

	For the Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Revenues	$33,475	$34,396	$33,952	$33,037
Income from operations(3)	$5,717	$7,550	$6,657	$769
Net income attributable to RCIHH shareholders(3)	$2,552	$5,505	$2,653	$508
Earnings per share(3)
Basic	$0.25	$0.55	$0.27	$0.05
Diluted	$0.25	$0.54	$0.27	$0.05
Weighted average number of common shares outstanding
Basic	10,296	10,013	9,906	9,839
Diluted	10,635	10,215	10,047	9,840

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Fiscal year 2018 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of a $1.6 million loss on disposition in the second quarter, a $4.7 million in asset impairments ($1.6 million in the second quarter and $3.2 million in the fourth quarter), and a $9.7 million deferred income tax benefit related to the revaluation of deferred tax assets and liabilities in the first quarter. Quarterly effective income tax expense (benefit) rate was (134.3%), 24.2%, 25.3%, and 202.2% from first to fourth quarter, respectively.

(2)	Fiscal year 2017 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of $7.6 million in asset impairment ($1.4 million in the third quarter and $6.2 in the fourth quarter) and $1.3 million additional income tax expense due to change in deferred tax liability rate in the fourth quarter. Quarterly effective income tax expense rate was 33.3%, 33.7%, 32.9%, and 99.6% from first to fourth quarter, respectively.

(3)	Fiscal year 2016 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of $3.5 million in asset impairment in the fourth quarter; and $1.9 million in settlement of lawsuits (significant of which were $540,000 in the first quarter and $1.1 million in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 35.9%, 5.2%, 43.0%, and (109.0%) from first to fourth quarter, respectively.

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters). Our revenues in certain markets are also affected by sporting events that cause unusual changes in sales from year to year.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Impairment of Assets

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

During the year ended September 30, 2018, we recorded aggregate impairment charges of $4.7 million comprised of $1.6 million for long-lived assets of one club and one Bombshells, and $3.1 million for SOB licenses of three clubs.

16. Segment Information

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Segment Information - continued

Below is the financial information related to the Company’s reportable segments (in thousands):

	2018	2017	2016
Revenues
Nightclubs	$140,060	$124,687	$113,941
Bombshells	24,094	18,830	18,690
Other	1,594	1,379	2,229
	$165,748	$144,896	$134,860

Income (loss) from operations
Nightclubs	$44,458	$35,138	$33,211
Bombshells	2,040	3,084	1,152
Other	(252)	(522)	(2,650)
General corporate	(17,850)	(14,561)	(11,020)
	$28,396	$23,139	$20,693

Capital expenditures
Nightclubs	$2,052	$5,142	$22,136
Bombshells	22,522	4,489	609
Other	33	14	10
General corporate	656	1,604	5,393
	$25,263	$11,249	$28,148

Depreciation and amortization
Nightclubs	$5,404	$5,186	$5,008
Bombshells	1,265	1,025	1,072
Other	179	50	684
General corporate	874	659	564
	$7,722	$6,920	$7,328

	September 30, 2018	September 30, 2017	September 30, 2016
Total assets
Nightclubs	$253,169	$254,432	$244,332
Bombshells	39,560	18,870	8,378
Other	1,978	780	896
General corporate	35,859	25,802	22,455
	$330,566	$299,884	$276,061

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Segment Information - continued

A further disaggregation by revenue line item of segment revenues is as follows:

	Nightclubs	Bombshells	Other
Fiscal 2018:
Sales of alcoholic beverages	$54,800	$14,320	$-
Sales of food and merchandise	12,732	9,701	-
Service revenues	64,054	50	-
Other revenues	8,474	23	1,594
	$140,060	$24,094	$1,594

Fiscal 2017:
Sales of alcoholic beverages	$48,655	$11,784	$-
Sales of food and merchandise	11,346	6,910	-
Service revenues	58,013	119	-
Other revenues	6,673	17	1,379
	$124,687	$18,830	$1,379

Fiscal 2016:
Sales of alcoholic beverages	$45,677	$11,539	$-
Sales of food and merchandise	10,767	7,133	-
Service revenues	51,276	-	-
Other revenues	6,221	18	2,229
	$113,941	$18,690	$2,229

17. Noncontrolling Interests

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

Until September 2018, our consolidated financial statements include noncontrolling interests related principally to the Company’s ownership of 51% of an entity which owns the real estate for the Company’s nightclub in Philadelphia. The Company acquired the remaining not-owned portion of the entity in September 2018.

18. Related Party Transactions

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

19. Subsequent Events

2019 Acquisitions

In November 2018, subsequent to our fiscal year ended September 30, 2018, we closed on the acquisition of one club in Chicago, Illinois and another club in Pittsburgh, Pennsylvania.

The club in Chicago was acquired for a total consideration of $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction.

The Pittsburgh club was acquired for a total consideration of $15.1 million, with $7.6 million cash paid at closing and two seller notes payable. The first note is 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid approximately $134,000 in acquisition-related costs for this transaction.

It is management’s expectation that the purchase price of these acquisitions will be allocated to assets, including land, buildings, inventory, noncompetes, SOB license, and goodwill; however, the final purchase price allocation of the two clubs remains subject to post-closing adjustments until the Company has completed final valuation and accounting for the transactions.

2019 Disposition

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a 9% note payable over a 10-year period. The note is payable interest-only for twelve months at the conclusion of which time a balloon payment of $250,000 is due, and then the remainder of the principal and interest is payable in 108 equal installments of $5,078 per month until October 2028. The buyer will lease the property from the Company’s real estate subsidiary under the following terms: $36,000 per month lease payments for ten years; renewal option for a succeeding ten years at a minimum of $48,000 per month; lessee has option to purchase the property for $6.0 million during a term beginning November 2023 and expiring in October 2028.

The Company recorded a gain on the sale transaction of approximately $890,000.

2019 Financing

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing discussed in Note 7, above. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party.

On December 6, 2018, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition, which had a remaining balance of $3.0 million as of December 6, 2018, extending the maturity date from May 8, 2019, as previously amended, to May 8, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of September 30, 2018. This determination is based on the material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures, but we will continue to monitor this issue.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective because of the identification of material weaknesses as discussed below.

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

Control Environment, Risk Assessment and Monitoring

We did not properly design or maintain effective controls over the control environment, risk assessment, and monitoring components which contributed to a number of material weaknesses at the control activity level. As it relates to the control environment and risk assessment, we did not have a sufficient complement of accounting, financial, and information technology personnel with an appropriate level of knowledge to assess internal control risks, address known internal control weaknesses, and address the Company’s overall financial reporting and information technology requirements. As it relates to monitoring, we did not perform timely and ongoing evaluations to ascertain whether the components of internal control are present and functioning. The failures within these three COSO components contributed to the following material weaknesses at the control activity level:

Control Activities

●	Revenues – We did not properly design or maintain effective controls over the segregation of cash counts at our nightclubs and restaurants, the information produced by our point-of-sale systems, other revenues generated outside the point-of-sale system, and the review of journal entries used to record revenue transactions.

●	Complex Accounting and Management Estimates – We did not properly design or maintain effective controls over complex accounting and management estimates related to the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment, and the accounting for income taxes, assets held for sale, business combinations, debt modifications, and useful lives of leasehold improvements, which resulted in certain instances of incorrect accounting and improper valuation decisions.

●	Financial Statement Close and Reporting – We did not properly design or maintain effective controls, in aggregate, over the period end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, we lacked controls to define financial statement review thresholds, consistently perform independent reviews of journal entries prior to posting, and consistently prepare, approve, and retain adequate supporting documentation for financial statement balances and the related footnote disclosures.

●	Information Technology – We did not properly design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access and changes in programs, including review of security logs and analysis of segregation of duties conflicts.

●	Segregation of Duties – We did not maintain effective policies, procedures, or controls in aggregate to ensure adequate segregation of duties within the Company’s business processes, financial applications, and IT systems. Specifically, we did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing, and recording transactions.

Despite the existence of the material weaknesses described above, the Company’s consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

The Company’s internal controls over financial reporting as of September 30, 2018 were audited by BDO USA, LLP, our independent registered public accounting firm, as stated in its report included at the end of Part II of this Form 10-K.

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

Control Environment, Risk Assessment and Monitoring

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements. We also have taken steps to effect a proper tone through our policies and personnel. To effect this, we have hired an external consulting firm to effectively act as an internal audit department to assist in the organizational risk assessment, identification of control activities, and the enhancement of ongoing monitoring activities related to such controls.

Control Activities

Strengthening the controls and processes regarding the recording and reporting of revenue – Currently, one of our point-of-sale (“POS”) system providers does not issue an SOC 1 report. An SOC 1 Report (System and Organization Controls Report) is a report on Controls at a Service Organization which are relevant to user entities’ internal control over financial reporting. As a result of the non-issuance of this report by the provider, it is necessary for us to use alternative procedures to gain the required level of confidence regarding the reliability of this system to accurately report sale information. In the case of credit card sales, data is effectively processed using other third-party providers with whom we have a higher degree of confidence. We will work to implement stronger controls regarding the verification of data from the POS provider if no service provider internal controls adequacy report can be obtained. In the case of cash sales, we would seek to point to compensating detective controls, such as nightly cash counts and monthly detailed revenue reconciliations to potentially detect any irregularities. Such controls will be evaluated for proper segregation of duties both in the nightly cash counts and in the related journal entries to remediate controls over both point-of-sale and other revenues. We would seek to strengthen these controls in the future to provide the required level of confidence necessary to prevent a material weakness.

Strengthening internal controls over complex accounting and management estimates and financial statement preparation – Subsequent to September 30, 2018, we have committed to resolve the controls over complex accounting and estimates and prevent instances of incorrect accounting, incorrect financial statement preparation and improper valuation decisions, by increasing our own level of competency as well as using third-party consultants to assist where necessary such as with our goodwill, indefinite-lived intangible assets, and property and equipment impairment analyses whenever necessary and also using appropriate third-party resources to help with the analysis and accounting for assets held for sale, business combinations, income taxes, debt modifications, assessment of useful lives of leasehold improvements, and other complex accounting matters.

Strengthening internal controls over financial statement close and reporting – With the oversight of our Audit Committee, we have continued to take proactive steps and implement additional measures to remediate the underlying causes of the material weaknesses. We are taking significant steps to improve our risk assessment process and monitoring structure, as follows:

●	The new ERP system described below has and will continue to assist us in strengthening the controls over financial reporting, and we have also added an overlay of review of our financial statements during our financial reporting process.

●	On top of the ERP system described above, we have also implemented, in April 2018, a new monitoring and security software to automate our segregation of duties as well as access monitoring controls and generate compliance documentation. The effective implementation of this software remains in process as we evaluate both manual and automated controls impacted by segregation of duties.

●	We have upgraded our accounting staff with certain newly hired accountants.

●	We have retained a more robust outside consulting firm to assist us in evaluating, redesigning and implementing necessary steps to maintain adequate internal controls. As this work did not begin until May 2018, we expect to have a much improved control structure with their assistance for an entire fiscal year in 2019.

●	We will develop proper controls to evaluate monthly and quarterly financial statement variances.

●	We will develop proper controls over the review and evaluation of financial statement balances and the related footnote disclosures.

●	We will consider certain enhanced journal review procedures which will ensure that proper review can be executed and evidenced.

Strengthening the information technology application – We were previously aware of the limitations of our accounting software and had been in the planning/implementation process of replacing the software for many months prior to September 30, 2017. In October 2017, we completed the conversion to a new Enterprise Resource Planning (“ERP”) system which, along with changes to our manual internal controls, we believe has resolved some of the issues detailed above relating to the information systems. The new ERP system has features that prevent unauthorized access to certain programs and data, and also provides for periodic review and monitoring of access including review of security logs. In addition to the ERP system, we are taking steps to improve monitoring of access to point-of-sale systems at remote locations, as well as review of change management protocols.

Strengthening our segregation of duties issues – The features mentioned above include proper segregation of duties within our journal entry process, including analysis of segregation of duties conflicts, which we hope to more fully utilize in fiscal year 2019. We have also hired a Director of ERP & Business Intelligence. In addition to the segregation of duties improvements, there will be continuing improvements in the controls that would mitigate any potential conflicts, most importantly regarding the length of time the controls have been operating effectively.

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

Item 9B. Other Information.

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RCI Hospitality Holdings, Inc.

Houston, Texas

We have audited RCI Hospitality, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RCI Hospitality, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Control Environment, Risk Assessment and Monitoring

The Company did not properly design or maintain effective controls over the control environment, risk assessment, and monitoring components which contributed to a number of material weaknesses at the control activity level. As it relates to the control environment and risk assessment, the Company did not have a sufficient complement of accounting, financial, and information technology personnel with an appropriate level of knowledge to assess internal control risks, address known internal control weaknesses, and address the Company’s overall financial reporting and information technology requirements. As it relates to monitoring, the Company did not perform timely and ongoing evaluations to ascertain whether the components of internal control are present and functioning. The failures within these three COSO components contributed to the following material weaknesses at the control activity level:

Control Activities

●	Revenues – The Company did not properly design or maintain effective controls over the segregation of cash counts at its nightclubs and restaurants, the information produced by the Company’s point of sale systems, other revenues generated outside the point of sale systems, and the review of journal entries used to record revenue transactions.
●	Complex Accounting and Management Estimates - The Company did not properly design or maintain effective controls over complex accounting and management estimates related to the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment, and the accounting for income taxes, assets held for sale, business combinations, debt modifications, and useful lives of leasehold improvements, which resulted in certain instances of incorrect accounting and improper valuation decisions.
●	Financial Statement Close and Reporting– The Company did not properly design or maintain effective controls, in aggregate, over the period end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, it lacked controls to define financial statement review thresholds, consistently perform independent reviews of journal entries prior to posting, and consistently prepare, approve, and retain adequate supporting documentation for financial statement balances and the related footnote disclosures.
●	Information Technology - The Company did not properly design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access and changes in programs, including review of security logs and analysis of segregation of duties conflicts.
●	Segregation of Duties - The Company did not maintain effective policies, procedures, or controls in aggregate to ensure adequate segregation of duties within its business processes, financial applications, and IT systems. Specifically, the Company did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing, and recording transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated December 31, 2018 on those financial statements.

In our opinion, RCI Hospitality Holdings, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of RCI Hospitality Holdings, Inc. as of September 30, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended September 30, 2018 and our report dated December 31, 2018 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Cleveland, Ohio

December 31, 2018

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

Name	Age	Position
Eric S. Langan	50	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	69	Chief Financial Officer
Travis Reese	49	Director and Executive Vice President
Steven Jenkins	61	Director
Luke Lirot	62	Director
Nourdean Anakar	61	Director
Yura Barabash	44	Director

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

Travis Reese became a director and our Executive Vice President in 1999. From 1997 through 1999, Mr. Reese had been a senior network administrator at St. Vincent’s Hospital in Santa Fe, New Mexico. During 1997, Mr. Reese was a computer systems engineer with Deloitte & Touche. From 1995 until 1997, Mr. Reese was Vice President with Digital Publishing Resources, Inc., an Internet service provider. From 1994 until 1995, Mr. Reese was a pilot with Continental Airlines. From 1992 until 1994, Mr. Reese was a pilot with Hang On, Inc., an airline company. Mr. Reese has an Associate’s Degree in Aeronautical Science from Texas State Technical College. Mr. Reese has been involved in the adult entertainment industry since 1992. His experience and knowledge in this industry is essential to the Board’s oversight of our businesses.

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

Luke Lirot became a director on July 31, 2007. Mr. Lirot received his law degree from the University of San Francisco in 1986. After serving as an intern in the San Francisco Public Defender’s Office in 1986, Mr. Lirot returned to Florida and established a private law practice where he continues to practice and specializes in adult entertainment issues. He is a past President of the First Amendment Lawyers’ Association and has actively participated in numerous state and federal legal matters. Mr. Lirot represents as counsel scores of individuals and entities within our industry. Having practiced in this area for over 30 years, he is aware of virtually every type of legal issue that can arise, making him an important member of the Board.

Nourdean Anakar became a director on September 14, 2010. Mr. Anakar is a seasoned gaming and hospitality senior executive with a 28-year successful track record in leading the development and management of top ranked gaming and hospitality operations in the United States, Europe, and Latin America. He was Chairman and CEO of Sorteo Games Inc. from 2002 through 2014 and since 2015 has been a partner of the McKinney Capital Group and oversees all international developments. He received his BA in Management Science from Duke University and CHA in Hospitality Management from the Conrad Hilton College at the University of Houston. Mr. Anakar’s experience managing and developing businesses in industries with similar characteristics to ours make him an excellent fit to the Board.

Yura Barabash became a director on September 19, 2017. Mr. Barabash has been the Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport and auto-related digital media company in the world, a position he has held since 2016. Mr. Barabash has extensive corporate finance experience across multiple industries domestically and internationally, and has been involved in multiple equity and debt financings and M&A transactions for public and private companies in the US, China, Brazil, EU and Russia. Prior to joining Motorsport Network, he was an investment banker at Primary Capital, Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Masters in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash is a valuable member of the Board of Directors based on his extensive corporate finance and investment banking experience across multiple industries domestically and internationally with a wide range of transactions (debt and equity). He also possesses extensive financial modeling and investor relationship experience and experience in diligence, governance and accounting.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

The Company has an Audit Committee whose members are Steven Jenkins, Nourdean Anakar and Yura Barabash. All members are independent Directors. The primary purpose of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended September 30, 2018 with our management. Steven L. Jenkins serves as the Audit Committee’s Financial Expert.

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

The Audit Committee reviewed and discussed the matters required by PCAOB Standard No. 16, Communications with Audit Committees, and our audited financial statements for the fiscal year ended September 30, 2018 with management and our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year September 30, 2018 be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

NOMINATING COMMITTEE

The Company has a Nominating Committee whose members are Steven Jenkins, Nourdean Anakar, Luke Lirot and Yura Barabash. The Board has adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee’s duties. A majority of the members of the Nominating Committee will be independent. A copy of the Nominating Committee’s Charter can be found on the Company’s website at www.rcihospitality.com.

COMPENSATION COMMITEE

The Company has a Compensation Committee whose members are Steven Jenkins, Nourdean Anakar, Luke Lirot and Yura Barabash. The Compensation Committee has adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Compensation Committee’s Charter can be found on the Company’s website at www.rcihospitality.com. The primary purpose of the Compensation Committee is to evaluate and review the compensation of executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2018, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2018, with the exception of a Form 3 that Yura Barabash, a Director, was late in filing.

CODE OF ETHICS

We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2018, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held on August 29, 2018, approximately 96% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

Equity-Based Awards—Equity Compensation Plans

Although we have not granted any equity awards to our executive officers since 2014, the Compensation Committee has historically used equity awards, usually in the form of stock options, primarily to motivate our named executive officers to realize benefits from longer-term strategies that increase stockholder value, and to promote commitment and retention. Equity awards may vest either at a particular date in the future or upon the achievement of performance criteria that the Company believes are critical to its long-term success.

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

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2018, 2017, and 2016 of our named executive officers.

Summary Compensation Table

			Stock	Option	All Other
Name and		Salary	Awards (1)	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Eric S. Langan	2018	1,015,384	-	-	44,887	1,060,271
President and Chief Executive Officer	2017	900,000	-	-	58,450	958,450
	2016	878,434	-	-	67,640	946,074

Phillip K. Marshall	2018	294,231	-	-	17,358	311,589
Chief Financial Officer	2017	263,942	-	-	19,519	283,461
	2016	255,866	-	-	26,038	281,904

Travis Reese	2018	346,854	-	-	41,352	388,206
Executive Vice President	2017	320,000	-	-	38,704	358,704
	2016	299,945	-	-	36,119	336,064

(1)	Amount represents the aggregate grant date fair value of restricted stock awarded during the fiscal year computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 9 to the consolidated financial statements included in this Form 10-K.

(2)	All Other Compensation for fiscal 2018 consists of the following: (a) for Mr. Langan, SIMPLE IRA matching contributions of $14,394 and personal use of aircraft amounting to $30,493; (b) for Mr. Marshall, SIMPLE IRA matching contributions of $8,834 and automobile expenses of $8,524; and (c) for Mr. Reese, SIMPLE IRA matching contributions of $10,408, automobile expenses of $25,409, and personal use of aircraft amounting to $5,535. Personal use of aircraft is based on hourly flight charges and other variable charges.

CEO Pay Ratio

We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2018.

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median employee, we selected the population of our employees as those employed on August 15, 2018, and we annualized the compensation for any permanent employees who were not employed by us for all of fiscal 2018. We do not employ any temporary or seasonal employees. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because the substantial portion of our employees only receive cash compensation.

The compensation for our CEO in fiscal 2018 of $1,015,384 was approximately 58 times the compensation of our median employee of $17,617.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for the year ended September 30, 2018.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2018.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2018

There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2018.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2018, and we paid our independent directors $20,000 in cash for the fiscal year. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2018:

Fees earned or paid in cash
Name	($)
Nourdean Anakar	20,000
Steve L. Jenkins	20,000
Luke C. Lirot	20,000
Yura Barabash	20,000
Eric S. Langan	-
Travis Reese	-

EMPLOYMENT AGREEMENTS

On May 1, 2018, we entered into new employment agreements with each of our executive officers, including Eric S. Langan, our Chief Executive Officer and President, Phillip Marshall, our Chief Financial Officer, and Travis Reese our Executive Vice President. Under their respective new agreements, Mr. Langan’s annual salary is $1,200,000, Mr. Marshall’s annual salary is $325,000, and Mr. Reese’s annual salary is $390,000. Each of the agreements has a term that commenced on May 1, 2018 and ends on January 31, 2020. Each of the agreements also provides for bonus eligibility, expense reimbursement, participation in all benefit plans maintained by us for salaried employees and two weeks paid vacation. Under the terms of the agreements, each executive is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

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

Currently, our executive officers do not have long-term incentive plans or defined benefit or actuarial plans outstanding.

EMPLOYEE STOCK OPTION PLANS

As of September 30, 2018, there are no stock options outstanding under our 2010 Stock Option Plan, as amended.

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

We attempt to make our compensation programs discretionary, balanced and focused on the long term. We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for our executives. Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

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

Nourdean Anakar

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at November 30, 2018, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,704,600 shares of common stock outstanding at November 30, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of November 30, 2018 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of November 30, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of		Percent of
Name/Address	shares	Title of class	Class (1)
Executive Officers and Directors

Eric S. Langan	700,000	Common stock	7.21%

Phillip K. Marshall	13,810	Common stock	*

Yura Barabash	-0-	Common stock	*

Steven L. Jenkins	-0-	Common stock	*

Travis Reese	11,805	Common stock	*

Nourdean Anakar	-0-	Common stock	*

Luke Lirot	518	Common stock	*

All of our Directors and Officers as a Group of seven persons	726,133	Common stock	7.48%

Other > 5% Security Holders

Dimensional Fund Advisors LP (2)	842,179	Common stock	8.68%

Renaissance Technologies LLC (3)	651,100	Common stock	6.71%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Based on the most recently available Schedule 13G/A filed with the SEC on February 9, 2018 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP, an investment adviser, beneficially owned 842,179 shares of common stock, with sole voting power over 826,737 shares, and sole dispositive power over 842,179 shares. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(3)	Based on the most recently available Schedule 13G/A filed with the SEC on February 14, 2018 by Renaissance Technologies LLC (“RTC”) and Renaissance Technologies Holdings Corporation (“RTHC”). RTHC is the majority owner of RTC. RTC beneficially owned 651,100 shares of common stock, with sole voting power over 596,100 shares, sole dispositive power over 639,683 shares, and shared dispositive power over 11,417 shares. The address for both entities is 800 Third Avenue, New York, New York 10022.

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

In November 2018, we borrowed $500,000 from Ed Anakar, an employee of the Company and the brother of our director Nourdean Anakar. The note bears interest at the rate of 12% per annum and matures in November 2021. The note is payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity.

Except for these above transactions, we know of no related transactions that have occurred since the beginning of the fiscal year ended September 30, 2018 or any currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000.

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

Our Audit Committee is composed of all independent directors, including Steven Jenkins, Nourdean Anakar and Yura Barabash. We additionally have one other independent director, Luke Lirot, who is not on the Audit Committee. The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements and internal control over financial reporting, together with audit-related services, tax, and all other services for fiscal years 2018 and 2017 (in thousands).

	Fiscal 2018	Fiscal 2017

Audit fees	$879	$299
Audit-related fees	-	-
Tax fees	351	353
All other fees	-	-

Total	$1,230	$652

“Audit fees” include fees billed for professional services rendered in connection with the annual audit and quarterly reviews of the Company’s consolidated financial statements, the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and assistance with securities filings other than periodic reports.

There were no “Audit-related fees” in Fiscal 2018 or 2017.

The category of “Tax fees” includes consultation related to tax compliance and tax structuring.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2018.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 31, 2018

/s/ Phillip K. Marshall
Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	December 31, 2018

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 31, 2018

/s/ Nourdean Anakar
Nourdean Anakar	Director	December 31, 2018

/s/ Yura Barabash
Yura Barabash	Director	December 31, 2018

/s/ Steven Jenkins
Steven Jenkins	Director	December 31, 2018

/s/ Luke Lirot
Luke Lirot	Director	December 31, 2018

