Form 10-Q
period 2018-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2019-02-11
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 1, 2019, 9,690,500 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2018	2018
	(unaudited)	(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$9,387	$17,726
Accounts receivable, net	5,583	7,320
Inventories	2,578	2,353
Prepaid insurance	3,603	4,910
Other current assets	1,560	1,591
Assets held for sale	2,356	2,902
Total current assets	25,067	36,802
Property and equipment, net	187,502	172,403
Notes receivable	3,467	2,874
Goodwill	54,731	43,591
Intangibles, net	77,289	71,532
Other assets	1,466	2,530
Total assets	$349,522	$329,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,357	$2,825
Accrued liabilities	11,940	11,973
Current portion of long-term debt	14,898	19,047
Total current liabilities	29,195	33,845
Deferred tax liability, net	21,473	19,552
Long-term debt, net of current portion	138,197	121,580
Other long-term liabilities	1,567	1,423
Total liabilities	190,432	176,400

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,705 and 9,719 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	97	97
Additional paid-in capital	63,857	64,212
Retained earnings	95,179	88,906
Accumulated other comprehensive income	-	220
Total RCIHH stockholders’ equity	159,133	153,435
Noncontrolling interests	(43)	(103)
Total stockholders’ equity	159,090	153,332
Total liabilities and stockholders’ equity	$349,522	$329,732

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2018	2017
Revenues
Sales of alcoholic beverages	$18,310	$17,805
Sales of food and merchandise	5,690	5,307
Service revenues	17,331	15,889
Other	2,692	2,211
Total revenues	44,023	41,212
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,736	3,755
Food and merchandise sold	1,984	2,094
Service and other	92	36
Total cost of goods sold (exclusive of items shown separately below)	5,812	5,885
Salaries and wages	12,096	11,377
Selling, general and administrative	14,027	12,812
Depreciation and amortization	2,053	1,909
Other charges (gains), net	(1,097)	89
Total operating expenses	32,891	32,072
Income from operations	11,132	9,140
Other income (expenses)
Interest expense	(2,521)	(3,079)
Interest income	51	67
Non-operating loss	(447)	-
Income before income taxes	8,215	6,128
Income tax expense (benefit)	1,811	(8,227)
Net income	6,404	14,355
Net income attributable to noncontrolling interests	(60)	(44)
Net income attributable to RCIHH common shareholders	$6,344	$14,311

Earnings per share
Basic	$0.65	$1.47
Diluted	$0.65	$1.47
Weighted average number of common shares outstanding
Basic	9,713	9,719
Diluted	9,713	9,719

Dividends per share	$0.03	$0.03

See accompanying notes to condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,404	$14,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	1,909
Deferred tax expense (credit)	458	(9,697)
Loss (gain) on sale of assets	(1,176)	140
Unrealized loss on equity securities	447	-
Amortization of debt discount and issuance costs	95	324
Deferred rent	142	75
Gain on insurance settlements	-	(20)
Debt prepayment penalty	-	543
Changes in operating assets and liabilities:
Accounts receivable	1,723	(926)
Inventories	(163)	(270)
Prepaid expenses and other assets	1,939	1,044
Accounts payable and accrued liabilities	(470)	668
Net cash provided by operating activities	11,452	8,145
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	1,245	632
Proceeds from insurance	-	20
Proceeds from notes receivable	32	28
Additions to property and equipment	(7,295)	(2,769)
Acquisition of businesses, net of cash acquired	(13,500)	-
Net cash used in investing activities	(19,518)	(2,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	5,652	58,920
Payments on long-term debt	(5,279)	(61,256)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(355)	-
Payment of dividends	(291)	(292)
Payment of loan origination costs	-	(799)
Distribution to noncontrolling interests	-	(54)
Net cash used in financing activities	(273)	(4,024)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,339)	2,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,726	9,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,387	$11,954

CASH PAID DURING PERIOD FOR:
Interest, net of amounts capitalized	$2,345	$2,890
Income taxes	$243	$157

See accompanying notes to condensed consolidated financial statements.

Non-cash and other transactions:

During the quarter ended December 31, 2018, in conjunction with the borrowings of $2.35 million from certain investors, the Company exchanged two notes payable with principal balances of $300,000 and $100,000 for two new notes amounting to $450,000 and $200,000, respectively. The Company received cash amounting to $1.95 million on the entire transaction. See Note 6.

During the quarter ended December 31, 2018, the Company acquired two clubs for a total acquisition price of $25.5 million by paying a total of $13.5 million at closing and executing three seller-financed notes for a total of $12.0 million. See Note 14.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2018 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

2. Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company adopted the new revenue recognition standard as of October 1, 2018 using the cumulative effect method, which did not have a material impact on its consolidated financial statements. See Note 4.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments of the ASU are effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 as of October 1, 2018. Our adoption required the Company to reclassify $220,000 from accumulated other comprehensive income to retained earnings as of the beginning of the quarter ended December 31, 2018. All succeeding unrealized gains or losses related the changes in the market value of our equity securities will be included in non-operating gains/losses in our consolidated statement of income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. As a preparation for the evaluation and implementation of the new lease standard, we have started to collect real property and equipment leases on prior years affected by the standard. While we anticipate changes in the classification of expenses in our income statement and the timing of recognition of these expenses, we are still evaluating the materiality of the implementation of this standard.

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

Note 3. Revision of Prior Year Immaterial Misstatement

During the quarter ended December 31, 2018, the Company identified certain mechanical errors in our goodwill impairment analysis that was performed for our annual impairment testing for fiscal year ended September 30, 2018. These errors related to the use of an incorrect income tax rate assumption and the exclusion of certain debt service payments as part of our goodwill impairment testing for two of our reporting units, which resulted in a goodwill impairment charge of $834,000.

The Company assessed the materiality of these errors considering both qualitative and quantitative factors and determined that for both the quarter and fiscal year ended September 30, 2018, the errors were immaterial. The Company has decided to correct these immaterial errors as revisions to our previously issued financial statements and will adjust the Form 10-K when filed in succeeding periods of this fiscal year.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the impact of the revision in the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
Statement of Income/Comprehensive Income:
Other charges, net	$8,350	$834	$9,184
Total operating expenses	137,352	834	138,186
Income from operations	28,396	(834)	27,562
Income before income taxes	18,676	(834)	17,842
Net income	21,794	(834)	20,960
Net income attributable to RCIHH common shareholders	21,713	(834)	20,879
Earnings per share - basic	$2.23	$(0.08)	$2.15
Earnings per share - diluted	$2.23	$(0.08)	$2.15
Comprehensive income	$22,014	$(834)	$21,180
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	21,933	(834)	21,099

	September 30, 2018
	As Previously Reported	Adjustment	As Revised
Balance Sheet/Statement of Changes in Stockholders’ Equity
Goodwill	$44,425	$(834)	$43,591
Total assets	330,566	(834)	329,732
Retained earnings	89,740	(834)	88,906
Total RCIHH stockholders’ equity	154,269	(834)	153,435
Total stockholders’ equity	154,166	(834)	153,332
Total liabilities and stockholders’ equity	330,566	(834)	329,732

The table below presents the impact of the revision in the Company’s notes to its consolidated financial statements related to unaudited quarterly results of operations (in thousands):

	Quarter Ended September 30, 2018
	As Previously Reported	Adjustment	As Revised
Income from operations	$1,533	$(834)	$699
Net loss attributable to RCIHH common shareholders	(2,672)	(834)	(3,506)
Loss per share - basic	$(0.27)	$(0.09)	$(0.36)
Loss per share - diluted	$(0.27)	$(0.09)	$(0.36)

The consolidated statements of cash flows are not presented because there is no impact on total cash flows from operating activities, investing activities and financing activities. Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for both quarter and fiscal year ended September 30, 2018.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Revenues

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (formerly ASU 2014-09). The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Other rental revenues are recognized when earned (recognized over time) and are more appropriately covered by guidance under ASC Topic 840, Leases.

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see Note 11), are shown below.

	Nightclubs		Bombshells	Other
Quarter ended December 31, 2018:
Sales of alcoholic beverages	$14,802		$3,508	$-
Sales of food and merchandise	3,207		2,483	-
Service revenues	17,313		18	-
Other revenues	2,406		4	282
	$37,728		$6,013	$282

Recognized at a point in time	$37,392		$6,013	$267
Recognized over time	$336	*	$-	$15

Quarter ended December 31, 2017:
Sales of alcoholic beverages	$14,125		$3,680	$-
Sales of food and merchandise	3,162		2,145	-
Service revenues	15,889		-	-
Other revenues	2,042		3	166
	$35,218		$5,828	$166

Recognized at a point in time	$34,927		$5,828	$145
Recognized over time	$291	*	$-	$21

* Rental revenue (included in Other Revenues) as covered by ASC Topic 840. All other revenues are covered by ASC Topic 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below:

	Balance at September 30, 2018	Consideration Received	Recognized in Revenue	Balance at December 31, 2018
Ad revenue	$126	$274	$(181)	$219
Expo revenue	-	201	-	201
Other	8	1	-	9
	$134	$476	$(181)	$429

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	December 31, 2018	September 30, 2018
Insurance	$2,627	$3,807
Payroll and related costs	2,584	2,293
Property taxes	2,058	1,796
Sales and liquor taxes	1,959	1,883
Patron tax	640	532
Unearned revenues	429	134
Other	1,643	1,528
	$11,940	$11,973

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Taxes and permits	$2,181	$2,166
Advertising and marketing	2,148	1,965
Supplies and services	1,456	1,368
Insurance	1,353	1,259
Legal	1,058	377
Rent	1,019	940
Charge card fees	933	887
Utilities	744	695
Security	709	638
Accounting and professional fees	650	886
Repairs and maintenance	587	570
Other	1,189	1,061
	$14,027	$12,812

6. Long-Term Debt

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party (see Note 13).

On December 6, 2018, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition, which had a remaining balance of $3.0 million as of December 6, 2018, extending the maturity date from May 8, 2019, as previously amended, to May 8, 2020.

On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest.

As of December 31, 2018, the Company is in compliance with all its debt covenants.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

During the quarter ended December 31, 2018, the Company purchased and retired 14,111 common shares at a cost of approximately $355,000. The Company paid a $0.03 per share cash dividend totaling approximately $291,000.

During the quarter ended December 31, 2017, the Company did not purchase shares of its common stock. The Company also paid a $0.03 per share cash dividend totaling approximately $292,000.

On January 2, 2019, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock.

8. Earnings Per Share

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

During the quarter ended December 31, 2018 and 2017, the Company did not have adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted EPS.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income taxes were an expense of $1.8 million in the first quarter of 2019 compared to a benefit of $8.2 million in the first quarter of 2018. The effective income tax rate for the first quarter of 2019 was an expense of 22.0% compared to a benefit of 134.3% for the first quarter of 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for our fiscal year ended September 30, 2018. For fiscal 2019, our federal corporate income tax rate will be 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB, and various tax jurisdictions.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. There were no additional measurement adjustments since September 30, 2018 until the end of the measurement period on December 22. 2018.

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

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of December 31, 2018 and September 30, 2018, the liability for uncertain tax positions totaled approximately $165,000 as of each date, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Commitments and Contingencies

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $4.2 million and $4.5 million as of December 31, 2018 and September 30, 2018, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. Currently, there are several civil lawsuits pending against the Company and its subsidiaries. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2018, we have 2 unresolved claims out of the original 71 claims.

General

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. While the case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019, such judgment remains modifiable, substantial disputes remain related to the legal impact of the jury’s verdict, and the parties are currently engaged in motion practice to resolve their disputes. It is unknown at this time whether the resolution of this uncertainty will have a material effect on the Company’s financial condition.

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

Settlements of lawsuits for the quarters ended December 31, 2018 and 2017 total $60,000 and $27,000, respectively. As of December 31, 2018 or September 30, 2018, the Company has nothing accrued related to settlement of lawsuits.

11. Segment Information

The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such reportable segments based on management responsibility and the nature of the Company’s products, services, and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The Other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Revenues
Nightclubs	$37,728	$35,218
Bombshells	6,013	5,828
Other	282	166
	$44,023	$41,212

Income (loss) from operations
Nightclubs	$15,387	$13,371
Bombshells	119	891
Other	(119)	(137)
General corporate	(4,255)	(4,985)
	$11,132	$9,140

Depreciation and amortization
Nightclubs	$1,507	$1,335
Bombshells	292	336
Other	104	2
General corporate	150	236
	$2,053	$1,909

Capital expenditures
Nightclubs	$447	$450
Bombshells	4,009	2,228
Other	9	-
General corporate	2,830	91
	$7,295	$2,769

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2018	September 30, 2018
		(As Revised)
Total assets
Nightclubs	$269,313	$252,335
Bombshells	43,540	39,560
Other	2,144	1,978
General corporate	34,525	35,859
	$349,522	$329,732

General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

12. Noncontrolling Interests

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

Our consolidated financial statements include noncontrolling interests related principally to the Company’s ownership of 51% of an entity which owns one of the Company’s nightclubs in New York City.

13. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 6) was a $500,000 note borrowed from a related party. The terms of this related party note are similar to the rest of the lender group in the November 1, 2018 transaction.

14. Acquisitions and Disposition

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 9% note payable over a 10-year period. The note is payable interest-only for twelve months at the conclusion of which time a balloon payment of $250,000 is due, and then the remainder of the principal and interest is payable in 108 equal installments of $5,078 per month until October 2028. The buyer will lease the property from the Company’s real estate subsidiary under the following terms: $36,000 per month lease payments for ten years; renewal option for a succeeding ten years at a minimum of $48,000 per month; lessee has option to purchase the property for $6.0 million during a term beginning November 2023 and expiring in October 2028. The Company recorded a gain on the sale transaction of approximately $879,000, which is included in other charges (gains), net in our consolidated statement of income during the quarter ended December 31, 2018.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 1, 2018, a club in Chicago was acquired for a total consideration of $10.5 million with $6.0 million cash paid at closing, including acquisition-related costs, and the $4.5 million in a 6-year seller financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our consolidated statement of income. The club generated revenue of approximately $742,000 since acquisition date.

The following information summarizes the preliminary allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$4,325
Inventory	57
Furniture and equipment	50
Noncompete	100
SOB license	5,968
Goodwill	1,463
Deferred tax liability	(1,463)
Net assets	$10,500

On November 5, 2018, a Pittsburgh club was acquired for a total consideration of $15.1 million, with $7.6 million cash paid at closing, including acquisition-related costs, and two seller notes payable. The first note is 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid approximately $134,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our consolidated statement of income. The club generated revenue of approximately $892,000 since acquisition date.

The following information summarizes the preliminary allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$5,000
Inventory	23
Furniture and equipment	200
Noncompete	100
Goodwill	9,677
Net assets	$15,000

It is management’s expectation that the purchase price of these acquisitions will be allocated to assets, including land, buildings, inventory, noncompetes, SOB license, and goodwill; however, the final purchase price allocation of the two clubs remains subject to post-closing adjustments until the Company has completed final valuation and accounting for the transactions.

Subsequent to the quarter ended December 31, 2018, the Company sold a held-for-sale property in Dallas, Texas for a total sales price of $1.4 million, payable $163,000 in cash at closing, net of closing costs and property taxes of $87,000, and a $1.15 million 8% note payable over a three-year period. The note is payable $9,619 per month, principal and interest, for the first 35 months with the remaining balance payable at maturity. The buyer has the option to extend the maturity date by one year at least 60 days prior to maturity, as long as the buyer is not in default. The Company recorded a preliminary gain on the sale transaction of approximately $383,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2018.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2018, we operated a total of 46 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 31, 2018.

During the three months ended December 31, 2018, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our consolidated financial statements.

Results of Operations

A summary of the operating results and the strategic activities of the Company during the quarter ended December 31, 2018 is as follows:

●	Revenues of $44.0 million during the first quarter of fiscal 2019 compared to $41.2 million during the first quarter of fiscal 2018, a 6.8% increase (Nightclubs revenue of $37.7 million compared to $35.2 million, a 7.1% increase; and Bombshells revenue of $6.0 million compared to $5.8 million, a 3.2% increase)
●	Consolidated same-store sales increase of 0.7% (4.3% increase for Nightclubs and 20.5% decrease for Bombshells)
●	Diluted earnings per share (“EPS”) of $0.65 compared to $1.47, a 55.8% decrease (non-GAAP diluted EPS* of $0.61 compared to $0.53, a 15.1% increase)
●	Net cash provided by operating activities of $11.5 million compared to $8.1 million, a 40.6% increase (free cash flow* of $11.1 million compared to $7.5 million, a 47% increase)
●	Completed the acquisition of one club in Pittsburgh, Pennsylvania for $15.0 million and another club in Chicago, Illinois for $10.5 million

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	December 31, 2018		December 31, 2017		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$18,310	41.6%	$17,805	43.2%	$505	2.8%
Sales of food and merchandise	5,690	12.9%	5,307	12.9%	383	7.2%
Service revenues	17,331	39.4%	15,889	38.6%	1,442	9.1%
Other	2,692	6.1%	2,211	5.4%	481	21.8%
Total revenues	44,023	100.0%	41,212	100.0%	2,811	6.8%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,736	20.4%	3,755	21.1%	(19)	-0.5%
Food and merchandise sold	1,984	34.9%	2,094	39.5%	(110)	-5.3%
Service and other	92	0.5%	36	0.2%	56	155.6%
Total cost of goods sold (exclusive of items shown separately below)	5,812	13.2%	5,885	14.3%	(73)	-1.2%
Salaries and wages	12,096	27.5%	11,377	27.6%	719	6.3%
Selling, general and administrative	14,027	31.9%	12,812	31.1%	1,215	9.5%
Depreciation and amortization	2,053	4.7%	1,909	4.6%	144	7.5%
Other charges (gains), net	(1,097)	-2.5%	89	0.2%	(1,186)	1,332.6%
Total operating expenses	32,891	74.7%	32,072	77.8%	819	2.6%
Income from operations	11,132	25.3%	9,140	22.2%	1,992	21.8%
Other income (expenses)
Interest expense	(2,521)	-5.7%	(3,079)	-7.5%	(558)	-18.1%
Interest income	51	0.1%	67	0.2%	(16)	-23.9%
Non-operating loss	(447)	-1.0%	-	-	447	100.0%
Income before income taxes	8,215	18.7%	6,128	14.9%	2,087	34.1%
Income tax expense (benefit)	1,811	4.1%	(8,227)	-20.0%	10,038	122.0%
Net income	$6,404	14.5%	$14,355	34.8%	$(7,951)	-55.4%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $2.8 million, or 6.8%, due primarily to an 8.0% increase from new units, 0.7% increase in same-store sales (contributing the same percentage increase in total revenues), a 2.2% decrease from closed units, and a 0.4% increase in other revenues. Nightclub same-store sales increased by 4.3% while Bombshells same-store sales decreased by 20.5%.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Nightclubs	$37,728	$35,218
Bombshells	6,013	5,828
Other	282	166
	$44,023	$41,212

Nightclubs same-store sales growth continued to reflect effective marketing, management and appeal, combined with a good economy. Sales from new clubs included $1.6 million from the two clubs we acquired in November 2018 and $267,000 from a club acquired in May 2018.

Bombshells same-store sales had tough year-over-year comparisons partly due to the higher Houston area business generated in October 2017 from the pro baseball championship and a shorter playoff cycle in the current quarter. However, each month of the current quarter showed significant same-store sales improvement on a sequential basis. Sales from new units were primarily from two Houston area locations that opened in April 2018 and in December 2018.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 74.7% from 77.8% from year-ago although dollar value increased by $819,000, or 2.6%, which was significantly affected by gains from the sale of a Philadelphia club and two assets held for sale. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold decreased by 1.2% though total revenues increased by 6.8% due to tighter food cost control piloted in some of our larger clubs. As a percent of total revenues, cost of goods sold decreased to 13.2% from 14.3% mainly due to tighter food cost control piloted in some of our larger clubs, higher sales in higher-margin Nightclub markets such as New York and Minneapolis, and lower sales at Bombshells.

Salaries and wages increased by $719,000, or 6.3%, mainly due to newly acquired and opened units. As a percent of total revenues, salaries and wages were flat at 27.5% from 27.6%.

Selling, general and administrative expenses increased by $1.2 million, or 9.5%, primarily due to increases in legal expenses, advertising and marketing, and various other individually insignificant increases, partially offset by decreases in professional fees. Legal expenses increased mainly due to trial costs associated with two cases and the acquisition of two clubs, while advertising and marketing increased primarily due to additional expenses from acquired clubs and a new marketing program for Bombshells. Professional fees decreased primarily due to fiscal 2017 year-end audit overage costs billed in the first quarter of 2018. As a percent of total revenues, selling, general and administrative expenses increased to 31.9% from 31.1% mainly due to legal expenses.

Depreciation and amortization increased by $144,000, or 7.5% due to higher unit count.

Other charges (gains), net resulted to a net gain of $1.1 million in the current quarter compared to a net charge of $89,000 in the prior-year quarter. The primarily causes of the shift were the gains from the sale of a club in Philadelphia and two assets held for sale. Net cash proceeds from the three transactions amounted to $1.2 million, excluding another $625,000 in note receivable from the Philadelphia club sale.

Income from Operations

For the three months ended December 31, 2018 and 2017, our operating margin was 25.3% and 22.2%, respectively. The main drivers for the increase in operating margin are the gains from the sale of certain assets and the decrease in cost of goods sold, as discussed above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Nightclubs	$15,387	$13,371
Bombshells	119	891
Other	(119)	(137)
General corporate	(4,255)	(4,985)
	$11,132	$9,140

Operating margin for the Nightclubs segment was 40.8% and 38.0% for the three months ended December 31, 2018 and 2017, respectively, while operating margin for Bombshells was 2.0% and 15.3%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in sales mix of higher-margin service revenue, favorable leverage caused by fixed expenses on increasing sales and the contribution of newly acquired units. The decrease in Bombshells operating margin was primarily due to negative same-stores sales and the costs associated with the new marketing program.

Non-Operating Items

Interest expense decreased to $2.5 million from $3.1 million due to the writeoff of debt issuance costs and prepayment penalties related to our debt refinancing amounting to $827,000 and the higher weighted average interest rate in the prior year. This was partially offset by the higher average debt balance in the current year.

Our total occupancy costs, defined as the sum of rent expense and interest expense, exclusive of prior-year refinancing-related costs above, were 8.0% and 7.7% of revenue during the quarter ended December 31, 2018 and 2017, respectively. The higher occupancy costs in the current quarter were due to the interest expense incurred at multiple Bombshells units under construction, which do not currently contribute to revenue as well as a higher debt balance.

As part of our adoption of ASU 2016-01, we recorded a $447,000 unrealized loss on the market value of equity securities during the current quarter. The cumulative net gain in market value of available-for sale securities, which was recorded in accumulated other comprehensive income as of September 30, 2018, has been reclassified to retained earnings as of the beginning of the quarter ended December 31, 2018.

Income Taxes

Income taxes were an expense of $1.8 million in the first quarter of 2019 compared to a benefit of $8.2 million in the first quarter of 2018. The effective income tax rate for the first quarter of 2019 was an expense of 22.0% compared to a benefit of 134.3% for the first quarter of 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for our fiscal year ended September 30, 2018. For fiscal 2019, our federal corporate income tax rate will be 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB, and various tax jurisdictions.

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common shareholders and diluted earnings per share. Excluded items are: amortization of intangibles, costs and charges related to debt refinancing, income tax expense (benefit), gains or losses on sale of assets, gain on insurance, and settlement of lawsuits. Included item is the non-GAAP provision for current and deferred income taxes, calculated at 22.2% and 26.5% effective tax rate of the pre-tax non-GAAP income before taxes for the quarter ended December 31, 2018 and 2017, respectively. We believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the quarters ended December 31, 2018 and 2017 (in thousands, except per share amounts and percentages):

	For the Three Months
	Ended December 31,
	2018	2017
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$6,344	$14,311
Income tax expense (benefit)	1,811	(8,227)
Interest expense, net	2,470	3,012
Settlement of lawsuits	60	27
Loss (gain) on sale of assets	(1,157)	82
Unrealized loss on equity securities	447	-
Gain on insurance	-	(20)
Depreciation and amortization	2,053	1,909
Adjusted EBITDA	$12,028	$11,094

Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income attributable to RCIHH common shareholders	$6,344	$14,311
Amortization of intangibles	156	48
Settlement of lawsuits	60	27
Income tax expense (benefit)	1,811	(8,227)
Loss (gain) on sale of assets	(1,157)	82
Unrealized loss on equity securities	447	-
Gain on insurance	-	(20)
Costs and charges related to debt refinancing	-	827
Non-GAAP benefit (expense) for income taxes
Current	(1,109)	45
Deferred	(592)	(1,913)
Non-GAAP net income	$5,960	$5,180

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,713	9,719
GAAP diluted earnings per share	$0.65	$1.47
Amortization of intangibles	0.02	0.00
Settlement of lawsuits	0.01	0.00
Income tax expense	0.19	(0.85)
Loss (gain) on sale of assets	(0.12)	0.01
Unrealized loss on equity securities	0.05	-
Gain on insurance	-	(0.00)
Costs and charges related to debt refinancing	-	0.09
Non-GAAP benefit (expense) for income taxes
Current	(0.12)	0.00
Deferred	(0.06)	(0.19)
Non-GAAP diluted earnings per share	$0.61	$0.53

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$11,132	$9,140
Amortization of intangibles	156	48
Settlement of lawsuits	60	27
Loss (gain) on sale of assets	(1,157)	82
Gain on insurance	-	(20)
Non-GAAP operating income	$10,191	$9,277

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	25.3%	22.2%
Amortization of intangibles	0.4%	0.1%
Settlement of lawsuits	0.1%	0.1%
Loss (gain) on sale of assets	-2.6%	0.2%
Gain on insurance	-	0.0%
Non-GAAP operating margin	23.1%	22.5%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents were $9.4 million compared to $17.7 million at September 30, 2018. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2018, we had negative working capital of $6.5 million compared to a positive working capital of $55,000 as of September 30, 2018, both figures excluding assets held for sale of $2.4 million as of December 31, 2018 and $2.9 million as of September 30, 2018. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $11.5 million during the quarter ended December 31, 2018 from $8.1 million during the quarter ended December 31, 2017. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the entire fiscal 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions, and have recently secured traditional bank financing on our new development projects and refinancing of our existing notes payable. We continue to have the ability to borrow funds at reasonable interest rates from those sources. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Operating activities	$11,452	$8,145
Investing activities	(19,518)	(2,089)
Financing activities	(273)	(4,024)
Net increase (decrease) in cash and cash equivalents	$(8,339)	$2,032

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Net income	$6,404	$14,355
Depreciation and amortization	2,053	1,909
Deferred tax expense (benefit)	458	(9,697)
Debt prepayment penalty	-	543
Net change in operating assets and liabilities	3,029	516
Other	(492)	519
Net cash provided by operating activities	$11,452	$8,145

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations, lower interest expense paid, and a favorable net change in operating assets and liabilities, partially offset by higher income taxes paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2018	2017
Additions to property and equipment	$(7,295)	$(2,769)
Acquisition of businesses, net of cash acquired	(13,500)	-
Proceeds from sale of assets	1,245	632
Proceeds from insurance	-	20
Proceeds from notes receivable	32	28
Net cash used in investing activities	$(19,518)	$(2,089)

Following is a breakdown of our additions to property and equipment for the quarters ended December 31, 2018 and 2017 (in thousands):

	For the Three Months Ended December 31,
	2018	2017
New facilities and equipment	$6,919	$2,161
Maintenance capital expenditures	376	608
Total capital expenditures	$7,295	$2,769

The capital expenditures during the quarter ended December 31, 2018 were composed primarily of construction and development costs for four new locations, while the capital expenditures during the quarter ended December 31, 2017 were composed primarily of construction and development costs for one new location. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Current quarter acquisitions of $13.5 million relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2018	2017
Proceeds from long-term debt	$5,652	$58,920
Payments on long-term debt	(5,279)	(61,256)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(355)	-
Payment of dividends	(291)	(292)
Payment of loan origination costs	-	(799)
Distribution to noncontrolling interests	-	(54)
Net cash used in financing activities	$(273)	$(4,024)

We purchased 14,111 shares treasury shares at an average price of $25.21 during the quarter ended December 31, 2018, while we did not purchase shares of our Company’s common stock during the quarter ended December 31, 2017. We paid quarterly dividends of $0.03 per share during both current and prior-year quarters.

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party. See Note 5 to our consolidated financial statements.

On December 6, 2018, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition, which had a remaining balance of $3.0 million as of December 6, 2018, extending the maturity date from May 8, 2019, as previously amended, to May 8, 2020. See Note 6 to our consolidated financial statements.

On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest.

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Three Months
	Ended December 31,
	2018	2017
Net cash provided by operating activities	$11,452	$8,145
Less: Maintenance capital expenditures	376	608
Free cash flow	$11,076	$7,537

Though we generated a sizeable amount of free cash flow during the quarter ended December 31, 2018, we still ended with a net decrease in cash and cash equivalents from the most recent year-end due to our acquisition of two new clubs.

Other than the notes payable financing described above, we are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the quarters ended December 31:

		Increase		Increase
	2018	(Decrease)	2017	(Decrease)	2016

Sales of alcoholic beverages	$18,310	2.8%	$17,805	23.9%	$14,375
Sales of food and merchandise	5,690	7.2%	5,307	26.1%	4,207
Service revenues	17,331	9.1%	15,889	17.9%	13,475
Other	2,692	21.8%	2,211	31.5%	1,682
Total revenues	44,023	6.8%	41,212	22.1%	33,739
Net cash provided by operating activities	$11,452	40.6%	$8,145	47.5%	$5,521
Adjusted EBITDA*	$12,028	8.4%	$11,094	38.6%	$8,006
Free cash flow*	$11,076	47.0%	$7,537	47.0%	$5,127
Long-term debt	$153,095	21.5%	$125,992	19.3%	$105,620

* See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 14,111 shares of our stock at an average price of $25.21 per share during the quarter ended December 31, 2018, while we did not purchase shares of our common stock during the quarter ended December 31, 2017. As of December 31, 2018, we have $2.8 million remaining to purchase additional shares under our share repurchase program.

Subsequent to the quarter ended December 31, 2018, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. See Note 7 to the consolidated financial statements.

Other Liquidity and Capital Resources

We have not established financing other than the notes payable discussed in Note 6 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment for prior years. We have prepared plans that we believe will protect our profitability in the event that the sexually-oriented business industry is required in all states to convert dancers who are now independent contractors into employees.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All seven of the currently existing Bombshells are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We plan to open four Bombshells in fiscal 2019, including one that opened in December 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2018. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures. We will continue to monitor this issue.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In our Annual Report for the year ended September 30, 2018, filed with the SEC on December 31, 2018, management concluded that our internal control over financial reporting was not effective as of September 30, 2018. In management’s evaluation, the following deficiencies were identified as material weaknesses:

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

32

●

Control Environment, Risk Assessment and Monitoring

We did not properly design or maintain effective controls over the control environment, risk assessment, and monitoring components which contributed to a number of material weaknesses at the control activity level. As it relates to the control environment and risk assessment, we did not have a sufficient complement of accounting, financial, and information technology personnel with an appropriate level of knowledge to assess internal control risks, address known internal control weaknesses, and address the Company’s overall financial reporting and information technology requirements. As it relates to monitoring, we did not perform timely and ongoing evaluations to ascertain whether the components of internal control are present and functioning. The failures within these three COSO components contributed to the following material weaknesses at the control activity level:

●	Control Activities

●	Revenues – We did not properly design or maintain effective controls over the segregation of cash counts at our nightclubs and restaurants, the information produced by our point-of-sale systems, other revenues generated outside the point-of-sale system, and the review of journal entries used to record revenue transactions.

●	Complex Accounting and Management Estimates – We did not properly design or maintain effective controls over complex accounting and management estimates related to the impairment analyses for indefinite lived intangible assets, goodwill, and property and equipment, and the accounting for income taxes, assets held for sale, business combinations, debt modifications, and useful lives of leasehold improvements, which resulted in certain instances of incorrect accounting and improper valuation decisions.

●	Financial Statement Close and Reporting – We did not properly design or maintain effective controls, in aggregate, over the period end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, we lacked controls to define financial statement review thresholds, consistently perform independent reviews of journal entries prior to posting, and consistently prepare, approve, and retain adequate supporting documentation for financial statement balances and the related footnote disclosures.
●	Information Technology – We did not properly design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access and changes in programs, including review of security logs and analysis of segregation of duties conflicts.
●	Segregation of Duties – We did not maintain effective policies, procedures, or controls in aggregate to ensure adequate segregation of duties within the Company’s business processes, financial applications, and IT systems. Specifically, we did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing, and recording transactions.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the quarter ended December 31, 2018, we purchased 14,111 shares of our common stock in the open market at prices ranging from $24.85 to $25.15 per share. As of December 31, 2018, we have $2.8 million remaining to purchase additional shares. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million.

Following is a summary of our purchases during the quarter ended December 31, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2018	-		-	$3,141,101
November 1-30, 2018	14,111	$25.21	14,111	$2,785,378
December 1-31, 2018	-		-	$2,785,378
Total	14,111	$25.21	14,111

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws. (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 11, 2019	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 11, 2019	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

