Form 10-Q/A
period 2018-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2019-03-01
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE ON AMENDMENT

On February 11, 2019, RCI Hospitality Holdings, Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 (“Form 10-Q”). We are filing this Amendment No. 1 to Form 10-Q to revise both Section 302 Certifications filed as Exhibits 31.1 and 31.2 to the Form 10-Q to conform with the requirements of Item 601 of Regulation S-K, including to correct the introductory section of paragraph 4 to include language that was inadvertently omitted. Because the certification relates to the entire Form 10-Q, we are including the entire filing with this Amendment No.1.

This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q.

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

