Form 10-Q
period 2019-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2019-09-24
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(281) 397-6730

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	RICK	The Nasdaq Global Market

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

As of August 31, 2019, 9,616,598 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where it operates, (iii) the success or lack thereof in launching and building the company’s businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) our ability to regain and maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market, and (vii) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2019	September 30, 2018
	(unaudited)	(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$8,255	$17,726
Accounts receivable, net	5,579	7,320
Current portion of notes receivable	1,142	-
Inventories	2,597	2,353
Prepaid insurance	2,097	4,910
Other current assets	1,521	1,591
Assets held for sale	668	2,902
Total current assets	21,859	36,802
Property and equipment, net	191,966	172,403
Notes receivable, net of current portion	3,859	2,874
Goodwill	55,271	43,591
Intangibles, net	76,441	71,532
Other assets	1,477	2,530
Total assets	$350,873	$329,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,632	$2,825
Accrued liabilities	9,911	11,973
Current portion of long-term debt	10,447	19,047
Total current liabilities	23,990	33,845
Deferred tax liability	21,970	19,552
Long-term debt, net of current portion and debt discount and issuance costs	139,371	121,580
Other long-term liabilities	1,606	1,423
Total liabilities	186,937	176,400

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,634 and 9,719 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	96	97
Additional paid-in capital	62,252	64,212
Retained earnings	101,623	88,906
Accumulated other comprehensive income	-	220
Total RCIHH stockholders’ equity	163,971	153,435
Noncontrolling interests	(35)	(103)
Total stockholders’ equity	163,936	153,332
Total liabilities and stockholders’ equity	$350,873	$329,732

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Revenues
Sales of alcoholic beverages	$18,486	$17,372	$36,796	$35,177
Sales of food and merchandise	6,439	5,424	12,129	10,731
Service revenues	16,979	16,133	34,310	32,022
Other	2,922	2,297	5,614	4,508
Total revenues	44,826	41,226	88,849	82,438
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,790	3,589	7,526	7,344
Food and merchandise sold	2,308	1,964	4,292	4,058
Service and other	94	43	186	79
Total cost of goods sold (exclusive of items shown separately below)	6,192	5,596	12,004	11,481
Salaries and wages	11,908	10,347	24,004	21,724
Selling, general and administrative	14,341	12,848	28,368	25,660
Depreciation and amortization	2,200	1,899	4,253	3,808
Other charges (gains), net	(981)	2,305	(2,078)	2,394
Total operating expenses	33,660	32,995	66,551	65,067
Income from operations	11,166	8,231	22,298	17,371
Other income (expenses)
Interest expense	(2,645)	(2,106)	(5,166)	(5,185)
Interest income	75	68	126	135
Non-operating gains (losses), net	77	-	(370)	-
Income before income taxes	8,673	6,193	16,888	12,321
Income tax expense (benefit)	1,930	1,499	3,741	(6,728)
Net income	6,743	4,694	13,147	19,049
Net income attributable to noncontrolling interests	(8)	(9)	(68)	(53)
Net income attributable to RCIHH common stockholders	$6,735	$4,685	$13,079	$18,996

Earnings per share
Basic and diluted	$0.70	$0.48	$1.35	$1.95

Weighted average number of common shares outstanding
Basic and diluted	9,679	9,719	9,696	9,719

Dividends per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(14)	(355)	-	(355)
Canceled treasury shares	(14)	-	(355)	-	-	14	355	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,344	-	-	-	60	6,404
Balance at December 31, 2018	9,705	$97	$63,857	$95,179	$-	-	$-	$(43)	$159,090
Purchase of treasury shares	-	-	-	-	-	(71)	(1,606)	-	(1,606)
Canceled treasury shares	(71)	(1)	(1,605)	-	-	71	1,606	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,735	-	-	-	8	6,743
Balance at March 31, 2019	9,634	$96	$62,252	$101,623	$-	-	$-	$(35)	$163,936

Balance at September 30, 2017	9,719	$97	$63,453	$69,195	$-	-	$-	$2,480	$135,225
Payment of dividends	-	-	-	(292)	-	-	-	-	(292)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(54)	(54)
Net income	-	-	-	14,311	-	-	-	44	14,355
Balance at December 31, 2017	9,719	$97	$63,453	$83,214	$-	-	$-	$2,470	$149,234
Payments to noncontrolling interests	-	-	-	-	-	-	-	(54)	(54)
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	4,685	-	-	-	9	4,694
Balance at March 31, 2018	9,719	$97	$63,453	$87,608	$-	-	$-	$2,425	$153,583

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,147	$19,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,253	3,808
Deferred income tax expense (benefit)	1,131	(9,659)
Loss (gain) on sale of businesses and assets	(2,197)	140
Impairment of assets	-	1,550
Amortization of debt discount and issuance costs	202	384
Deferred rent	189	149
Gain on insurance settlement	-	(20)
Unrealized loss on equity securities	370	-
Debt prepayment penalty	-	543
Changes in operating assets and liabilities:
Accounts receivable	1,727	(2,033)
Inventories	(182)	(283)
Prepaid insurance, other current assets and other assets	3,550	704
Accounts payable and accrued liabilities	(1,219)	(255)
Net cash provided by operating activities	20,971	14,077
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,866	632
Proceeds from insurance	-	20
Proceeds from notes receivable	68	68
Issuance of note receivable	(420)	-
Additions to property and equipment	(13,902)	(9,011)
Acquisition of businesses, net of cash acquired	(13,500)	-
Net cash used in investing activities	(24,888)	(8,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	10,296	62,453
Payments on long-term debt	(13,287)	(63,518)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(1,961)	-
Payment of dividends	(582)	(583)
Payment of loan origination costs	(20)	(909)
Distribution to noncontrolling interests	-	(108)
Net cash used in financing activities	(5,554)	(3,208)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,471)	2,578
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,726	9,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,255	$12,500

CASH PAID DURING PERIOD FOR:
Interest, net of amounts capitalized	$5,173	$4,966
Income taxes	$319	$1,903

See accompanying notes to unaudited condensed consolidated financial statements.

Non-cash and other transactions:

During the six months ended March 31, 2019, in conjunction with the borrowings of $2.35 million from certain investors, the Company exchanged two notes payable with principal balances of $300,000 and $100,000 for two new notes amounting to $450,000 and $200,000, respectively. The Company received cash amounting to $1.95 million on the entire transaction. See Note 6.

During the six months ended March 31, 2019, the Company acquired two clubs for a total acquisition price of $25.5 million by paying a total of $13.5 million at closing and executing three seller-financed notes for a total of $12.0 million. See Note 14.

During the six months ended March 31, 2019, the Company sold a nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 note receivable. See Note 14.

During the six months ended March 31, 2019, the Company sold a held-for-sale property in Dallas, Texas for a total sales price of $1.4 million, payable $163,000 in cash at closing, net of closing costs and property taxes of $87,000, and a $1.15 million note receivable. See Note 14.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company” or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2018 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

2. Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” and codified as Accounting Standards Codification No. 606, “ASC 606”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company adopted the new revenue recognition standard as of October 1, 2018 using the cumulative effect method, which did not have a material impact on its consolidated financial statements. See Note 4 for new disclosures as required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments of the ASU are effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 as of October 1, 2018. Our adoption required the Company to reclassify $220,000 from accumulated other comprehensive income to retained earnings as of the beginning of the quarter ended December 31, 2018. All succeeding unrealized gains or losses related the changes in the market value of our equity securities are included in non-operating gains/losses in our consolidated statement of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We expect our consolidated balance sheets to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities related to currently classified operating leases. We are in the process of compiling an inventory of all lease documents and comparing them to recorded expenses to determine completeness. We have also evaluated several real estate leases according to the classification criteria of ASC 842. While we anticipate changes in the classification of expenses in our income statement and the timing of recognition of these expenses, we are still evaluating the materiality of the implementation of this standard.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

The tables below present the impact of the revision in the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
Statement of Income/Comprehensive Income:
Other charges, net	$8,350	$834	$9,184
Total operating expenses	137,352	834	138,186
Income from operations	28,396	(834)	27,562
Income before income taxes	18,676	(834)	17,842
Net income	21,794	(834)	20,960
Net income attributable to RCIHH common stockholders	21,713	(834)	20,879
Earnings per share - basic	$2.23	$(0.08)	$2.15
Earnings per share - diluted	$2.23	$(0.08)	$2.15
Comprehensive income	$22,014	$(834)	$21,180
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	21,933	(834)	21,099

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The table below presents the impact of the revision in the Company’s notes to its consolidated financial statements related to unaudited quarterly results of operations (in thousands):

	Quarter Ended September 30, 2018
	As Previously Reported	Adjustment	As Revised
Income from operations	$1,533	$(834)	$699
Net loss attributable to RCIHH common stockholders	(2,672)	(834)	(3,506)
Loss per share - basic	$(0.27)	$(0.09)	$(0.36)
Loss per share - diluted	$(0.27)	$(0.09)	$(0.36)

The consolidated statements of cash flows are not presented because there is no impact on total cash flows from operating activities, investing activities and financing activities. Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for both quarter and fiscal year ended September 30, 2018.

4. Revenues

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (formerly ASU 2014-09). The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the unaudited condensed accompanying consolidated statements of income. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below.

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$14,148		$4,338	$-	$18,486	$13,992		$3,380	$-	$17,372
Sales of food and merchandise	3,293		3,146	-	6,439	3,208		2,216	-	5,424
Service revenues	16,943		36	-	16,979	16,133		-	-	16,133
Other revenues	2,663		7	252	2,922	2,110		6	181	2,297
	$37,047		$7,527	$252	$44,826	$35,443		$5,602	$181	$41,226

Recognized at a point in time	$36,582		$7,527	$238	$44,347	$35,152		$5,602	$163	$40,917
Recognized over time	465	*	-	14	479	291	*	-	18	309
	$37,047		$7,527	$252	$44,826	$35,443		$5,602	$181	$41,226

	Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$28,950		$7,846	$-	$36,796	$28,117		$7,060	$-	$35,177
Sales of food and merchandise	6,500		5,629	-	12,129	6,370		4,361	-	10,731
Service revenues	34,256		54	-	34,310	32,022		-	-	32,022
Other revenues	5,069		11	534	5,614	4,152		9	347	4,508
	$74,775		$13,540	$534	$88,849	$70,661		$11,430	$347	$82,438

Recognized at a point in time	$73,974		$13,540	$505	$88,019	$70,079		$11,430	$308	$81,817
Recognized over time	801	*	-	29	830	582	*	-	39	621
	$74,775		$13,540	$534	$88,849	$70,661		$11,430	$347	$82,438

* Rental revenue (included in Other Revenues) as covered by ASC Topic 840. All other revenues are covered by ASC Topic 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below:

	Balance at September 30, 2018	Consideration Received	Recognized in Revenue	Balance at March 31, 2019
Ad revenue	$126	$374	$(311)	$189
Expo revenue	-	357	(2)	355
Other	8	33	(29)	12
	$134	$764	$(342)	$556

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	March 31, 2019	September 30, 2018
Payroll and related costs	$2,782	$2,293
Sales and liquor taxes	2,009	1,883
Insurance	1,344	3,807
Property taxes	890	1,796
Patron tax	617	532
Unearned revenues	556	134
Income taxes	363	-
Lawsuit settlements	75	230
Other	1,275	1,298
	$9,911	$11,973

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Taxes and permits	$2,370	$2,005	$4,551	$4,171
Advertising and marketing	2,070	1,837	4,218	3,802
Supplies and services	1,465	1,315	2,921	2,683
Insurance	1,402	1,368	2,755	2,627
Accounting and professional fees	1,278	670	1,928	1,556
Rent	957	957	1,976	1,897
Charge card fees	886	784	1,819	1,671
Legal	773	1,009	1,831	1,386
Utilities	762	738	1,506	1,433
Security	756	632	1,465	1,270
Repairs and maintenance	721	521	1,308	1,091
Other	901	1,012	2,090	2,073
	$14,341	$12,848	$28,368	$25,660

6. Long-Term Debt

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party (see Note 13) and two notes totaling $400,000 borrowed from a non-officer employee and a family member of a non-officer employee in which the terms of the notes are the same as the rest of the lender group.

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

On February 8, 2019, the Company refinanced a one-year bank note with a balance of $1.5 million, bearing an interest rate of 6.1%, with a construction loan with another bank, which has an interest rate of 6.0% adjusted after five years to prime plus 0.5% with a 6.0% floor per annum. The new construction loan, which has a maximum availability of $4.1 million, matures in 252 months from closing date and is payable interest-only for the first 12 months, then principal and interest of $29,571 monthly for the next 48 months, and the remaining term monthly payments of principal and interest based on the adjusted interest rate. The Company paid approximately $69,000 in loan costs of which approximately $19,600 was capitalized as debt issuance costs on the new construction loan with the remaining charged to interest expense. The Company also wrote off the remaining unamortized debt issuance costs of the old bank note to interest expense.

Included in the balance of long-term debt as of March 31, 2019 and September 30, 2018 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group.

Future maturities of long-term debt are as follows: $10.4 million, $17.9 million, $19.3 million, $8.2 million, $8.9 million and $86.7 million for the twelve months ending March 31, 2020, 2021, 2022, 2023, 2024, and thereafter, respectively. Of the maturity schedule mentioned above, $0, $9.2 million, $10.6 million, $651,000, $1.3 million and $39.7 million, respectively, relate to scheduled balloon payments.

7. Stockholders’ Equity

During the three and six months ended March 31, 2019, the Company purchased and retired 70,700 and 84,811 common shares, respectively, at a cost of approximately $1.6 million and $2.0 million, respectively. The Company paid a $0.03 per share cash dividend per quarter totaling approximately $291,000 and $582,000 for the three and six months ended March 31, 2019, respectively.

During the three and six months ended March 31, 2018, the Company did not purchase shares of its common stock. The Company also paid a $0.03 per share cash dividend per quarter totaling approximately $291,000 and $583,000 for the three and six months ended March 31, 2018, respectively.

On January 2, 2019, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of March 31, 2019, we have $11.2 million remaining to purchase additional shares under our share repurchase program.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended March 31, 2019 and 2018, the Company did not have any outstanding dilutive securities that are considered adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted EPS.

9. Income Taxes

Income taxes were an expense of $1.9 million and $3.7 million during the three and six months ended March 31, 2019, respectively, compared to an expense of $1.5 million and a benefit of $6.7 million during the three and six months ended March 31, 2018, respectively. The effective income tax rate for the three and six months ended March 31, 2019 was an expense of 22.3% and 22.2%, respectively, compared to an expense of 24.2% and a benefit of 54.6% for the three and six months ended March 31, 2018, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by then-enacted tax laws (see below).

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for our fiscal year ended September 30, 2018. For fiscal 2019, our federal corporate income tax rate is 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of income for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. There were no additional measurement adjustments since September 30, 2018 until the end of the measurement period on December 22, 2018.

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

The Company or one of its subsidiaries files income tax returns for U.S. federal jurisdiction and various states. Fiscal years ended September 30, 2016 and thereafter remain open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 have been examined by the Internal Revenue Service with no changes. These years are now under examination for payroll taxes. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of March 31, 2019 and September 30, 2018, the liability for uncertain tax positions totaled approximately $165,000 as of each date, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of income.

10. Commitments and Contingencies

Legal Matters

Texas Patron Tax

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two non-settled locations. The Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. As a consequence, the Company has recorded an $8.2 million pre-tax gain for the third quarter ended June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest. The Company believes that it does not have any further liability related to the other location.

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $3.9 million and $4.5 million as of March 31, 2019 and September 30, 2018, respectively.

A Declaratory judgment action was brought by five operating subsidiaries of the Company in state court, to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. Other challenges remain and will be resolved at trial. In addition to the foregoing state court lawsuit, the Texas Entertainment Association filed a federal lawsuit against the Comptroller challenging the constitutionality of the administrative rule. On February 27, 2019, the Court ruled on summary judgment motions filed by the parties. The Court ruled that the amended rule was an unconstitutional restriction on expressive conduct under the First Amendment of the U.S. Constitution, unconstitutionally retroactive under the Due Process Clause and violated the provisions of 42 U.S.C. §1983. There are remaining claims and defenses pending with the Court.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2019, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases have moved to consolidate the purported class actions. The Company anticipates a consolidated class action complaint will be filed in the next few months. The Company intends to vigorously defend against these actions. These actions are in their preliminary phases, and a potential loss cannot yet be estimated.

On August 16, 2019, a shareholder derivative action was filed in the Southern District of Texas, Houston Division against officers and directors, Eric S. Langan, Phillip Marshall, Nour-Dean Anakar, Yura Barabash, Steven Jenkins, Luke Lirot, Travis Reese and RCI Hospitality Holdings, Inc., as nominal defendant.  The action alleges that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions regarding the Company’s business, operations, prospects, and legal compliance and engaged in or caused the Company to engage in, inter alia, related party transactions, questionable uses of corporate assets, and failure to maintain internal controls. The action asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Cecere v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.

SEC Matter and Internal Review

In mid- and late 2018, a series of negative articles about the Company was anonymously published in forums associated with the short-selling community. Subsequently in 2019, the SEC initiated an informal inquiry. In connection with these events, a special committee of the Company’s audit committee engaged independent outside counsel to conduct an internal review. Management of the Company fully cooperated with the internal review conducted by the special committee and its outside counsel. The board of directors is implementing the recommendations resulting from the internal review. As of the date hereof, the internal review has been completed subject to any ongoing cooperation with regulatory authorities.

Since the initiation of the informal inquiry by the SEC in early 2019, the Company and its management have fully cooperated and continue to fully cooperate with the SEC matter, which has now converted to a formal investigation and is ongoing. At this time, the Company is unable to predict the duration, scope, result or related costs associated with the investigation. The Company is also unable to predict what, if any, action may be taken as a result of the investigation. Any determination by the SEC that the Company’s activities were not in compliance with federal securities laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, or equitable relief, which could have a material adverse effect on the Company.

Other

On March 26, 2016, an image infringement lawsuit was filed in federal court in the Southern District of New York against the Company and several of its subsidiaries. Plaintiffs allege that their images were misappropriated, intentionally altered and published without their consent by clubs affiliated with the Company. The causes of action asserted in Plaintiffs’ Complaint include alleged violations of the Federal Lanham Act, the New York Civil Rights Act, and other statutory and common law theories. The Company contends that there is insurance coverage under an applicable insurance policy. The insurer has raised several issues regarding coverage under the policy. At this time, this disagreement remains unresolved. The Company has denied all allegations, continues to vigorously defend against the lawsuit and continues to believe the matter is covered by insurance.

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleged that JAI Phoenix was liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. In June 2018, the matter was heard by the Arizona Court of Appeals. On November 15, 2018 the Court of Appeals vacated the jury’s verdict and remanded the case to the trial court. The Plaintiffs have filed a petition for review with the Arizona Supreme Court. JAI Phoenix has filed a response and will continue to vigorously defend itself.

As set forth in the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer's work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.

General

In the regular course of business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state, and local environmental, labor, health and safety laws and regulations. We assess the probability that we could incur liability in connection with certain of these lawsuits. Our assessments are made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its subsidiaries. In certain cases that are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. In matters where there is insurance coverage, in the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage.

Settlements of lawsuits for the three and six months ended March 31, 2019 total $84,000 and $144,000, respectively, while for the three and six months ended March 31, 2018 total $773,000 and $800,000, respectively. As of March 31, 2019 or September 30, 2018, the Company has accrued $75,000 and $230,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Revenues
Nightclubs	$37,047	$35,443	$74,775	$70,661
Bombshells	7,527	5,602	13,540	11,430
Other	252	181	534	347
	$44,826	$41,226	$88,849	$82,438

Income (loss) from operations
Nightclubs	$15,078	$11,880	$30,465	$25,251
Bombshells	738	965	857	1,856
Other	(176)	(82)	(295)	(219)
General corporate	(4,474)	(4,532)	(8,729)	(9,517)
	$11,166	$8,231	$22,298	$17,371

Depreciation and amortization
Nightclubs	$1,467	$1,334	$2,974	$2,669
Bombshells	339	341	631	677
Other	106	(29)	210	(27)
General corporate	288	253	438	489
	$2,200	$1,899	$4,253	$3,808

Capital expenditures
Nightclubs	$647	$847	$1,094	$1,297
Bombshells	5,788	5,272	9,797	7,500
Other	9	4	18	4
General corporate	163	119	2,993	210
	$6,607	$6,242	$13,902	$9,011

	March 31, 2019	September 30, 2018
Total assets
Nightclubs	$277,209	$252,335
Bombshells	39,455	39,560
Other	2,178	1,978
General corporate	32,031	35,859
	$350,873	$329,732

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

Certain real estate assets previously wholly assigned to Bombshells have been subdivided and allocated to other future development or investment projects. Accordingly, those asset costs have been transferred out of the Bombshells segment.

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

13. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2019 and September 30, 2018 is $90.8 million and $88.9 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 6) was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Sherwood Forest Creations, LLC, a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Sherwood Forest is owned by a brother of Eric Langan. Amounts billed to us for goods and services provided by Sherwood Forest were $98,072 and $107,815 during the three and six months ended March 31, 2019, respectively, and $17,233 and $114,561 during the three and six months ended March 31, 2018, respectively. As of March 31, 2019 and September 30, 2018, we owed Sherwood Forest $49,258 and $73,377, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company,  as well as directly to the Company during fiscal 2018 and 2019. TW Mechanical is 20% owned by the son-in-law of Eric Langan. Amounts billed  by TW Mechanical to the third-party general contractor were $359,500 and $435,800 for the three and six months ended March 31, 2019, respectively, and $0 and $0 for the three and six months ended March 31, 2018, respectively. Amounts billed directly to the Company were $206 and $206 for the three and six months ended March 31, 2019, respectively, and $0 and $0 for the three and six months ended March 31, 2018, respectively. As of March 31, 2019 and September 30, 2018, we owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

14. Acquisitions and Disposition

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 9% note receivable over a 10-year period. The note is payable interest-only for twelve months at the conclusion of which time a balloon payment of $250,000 is due, and then the remainder of the principal and interest is payable in 108 equal installments of $5,078 per month until October 2028. The buyer will lease the property from the Company’s real estate subsidiary under the following terms: $36,000 per month lease payments for ten years; renewal option for a succeeding ten years at a minimum of $48,000 per month; lessee has option to purchase the property for $6.0 million during a term beginning November 2023 and expiring in October 2028. The Company recorded a gain on the sale transaction of approximately $879,000, which is included in other charges (gains), net in our consolidated statement of income during the quarter ended December 31, 2018. In July 2019, the Company and the buyer agreed to modify the promissory note to include in principal (i) rental payments from April to September 2019, (ii) accrued property taxes, (iii) accrued occupancy taxes, and (iv) two months of outstanding interest payments for a total principal balance of $879,085. The note, as modified, still bears interest at 9% and is payable in 108 equal monthly installments of $11,905, including principal and interest, until July 2028.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 1, 2018, a club in Chicago was acquired for $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income. The club generated revenue of approximately $1.8 million since acquisition date. In relation to this acquisition, on September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate and matures in May 2019. The loan was payable $200,000 weekly, which included interest, until maturity. The loan was fully paid as of June 30, 2019. Goodwill and SOB license for the Chicago acquisition will not be amortized but will be tested at least annually for impairment. Goodwill recognized for this transaction is not deductible for tax purposes. Noncompete will be amortized on a straight-line basis over five years from acquisition date.

The following information summarizes the preliminary allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$4,325
Inventory	57
Furniture and equipment	50
Noncompete	100
SOB license	5,252
Goodwill	2,003
Deferred tax liability	(1,287)
Net assets	$10,500

On November 5, 2018, a Pittsburgh club was acquired for $15.0 million, with $7.5 million cash paid at closing and two seller notes payable. The first note is 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid acquisition-related costs for this transaction of approximately $134,000, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income. The club generated revenue of approximately $2.1 million since acquisition date. Goodwill for the Pittsburgh acquisition will not be amortized but will be tested at least annually for impairment. Goodwill recognized for this transaction is deductible for tax purposes. Noncompete will be amortized on a straight-line basis over five years from acquisition date.

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

In November 2018, the Company sold two assets held for sale in Houston and San Antonio, Texas for a combined sales price of $868,000. Net gain on the two transactions amounted to $273,000 after closing costs. The Company used $945,500 of the proceeds to pay down loans related to the properties.

On January 24, 2019, the Company sold a held-for-sale property in Dallas, Texas for a total sales price of $1.4 million, payable $163,000 in cash at closing, net of closing costs and property taxes of $87,000, and a $1.15 million 8% note receivable over a three-year period. The note is payable $9,619 per month, principal and interest, for the first 35 months with the remaining balance payable at maturity. The buyer has the option to extend the maturity date by one year at least 60 days prior to maturity, as long as the buyer is not in default. The Company recorded a gain on the sale transaction of approximately $383,000.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 21, 2019, the Company sold a held-for-sale property adjacent to our Bombshells 249 location for a total sales price of $1.4 million in cash. Net gain on the transaction amounted to approximately $628,000 after closing costs. The Company used $980,000 of the proceeds to pay off a loan related to the property.

In April 2019, the Company sold another held-for-sale property adjacent to our Bombshells I-10 location for a total sales price of $1.1 million in cash. Net gain on the transaction amounted to approximately $331,000 after closing costs. The Company used $942,000 of the proceeds to pay off a loan related to the property.

In June 2019, the Company sold a property located in Lubbock, Texas for $350,000 in cash. Net loss on the transaction amounted to $376,000 after closing costs. The Company used $331,000 of the proceeds from the sale to pay down debt.

In June 2019, the Company sold an aircraft for $690,000 in cash. Net loss on the transaction amounted to $9,000 after closing costs. The Company used $666,000 of the proceeds from the sale to pay down related debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2018.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of March 31, 2019, we operated a total of 47 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

During the three and six months ended March 31, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results and the strategic activities of the Company during the three and six months ended March 31, 2019 are as follows:

Second Quarter 2019

●	Total revenues for the three months ended March 31, 2019 were $44.8 million compared to $41.2 million during the three months ended March 31, 2018, an 8.7% increase (Nightclubs revenue of $37.0 million compared to $35.4 million, a 4.5% increase; and Bombshells revenue of $7.5 million compared to $5.6 million, a 34.4% increase)
●	Consolidated same-store sales decreased by 2.8% for the quarter (1.2% decrease for Nightclubs and 12.7% decrease for Bombshells)
●	Basic and diluted earnings per share (“EPS”) of $0.70 compared to $0.48, a 45.8% increase (non-GAAP diluted EPS* of $0.63 compared to $0.65, a 3.1% decrease)
●	Net cash provided by operating activities of $9.5 million for the three months ended March 31, 2019 compared to $5.9 million during the comparable prior-year period, a 60.5% increase (free cash flow* of $8.8 million compared to $5.3 million, a 66.3% increase)

Year-to-Date 2019

●	Total revenues for the six months ended March 31, 2019 were $88.8 million compared to $82.4 million during the six months ended March 31, 2018, a 7.8% increase (Nightclubs revenue of $74.8 million compared to $70.7 million, a 5.8% increase; and Bombshells revenue of $13.5 million compared to $11.4 million, an 18.5% increase)
●	Consolidated same-store sales decreased by 1.1% for the six months (1.5% increase for Nightclubs and 16.7% decrease for Bombshells)
●	Basic and diluted EPS of $1.35 compared to $1.95, a 30.8% decrease (non-GAAP diluted EPS* of $1.24 compared to $1.18, a 5.1% increase)
●	Net cash provided by operating activities of $21.0 million for the six months ended March 31, 2019 compared to $14.1 million during the comparable prior-year period, a 49.0% increase (free cash flow* of $19.9 million compared to $12.8 million, a 54.9% increase)
●	Completed the acquisition of one club in Pittsburgh, Pennsylvania for $15.0 million and another club in Chicago, Illinois for $10.5 million

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	March 31, 2019		March 31, 2018		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$18,486	41.2%	$17,372	42.1%	$1,114	6.4%
Sales of food and merchandise	6,439	14.4%	5,424	13.2%	1,015	18.7%
Service revenues	16,979	37.9%	16,133	39.1%	846	5.2%
Other	2,922	6.5%	2,297	5.6%	625	27.2%
Total revenues	44,826	100.0%	41,226	100.0%	3,600	8.7%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,790	20.5%	3,589	20.7%	201	5.6%
Food and merchandise sold	2,308	35.8%	1,964	36.2%	344	17.5%
Service and other	94	0.5%	43	0.2%	51	118.6%
Total cost of goods sold (exclusive of items shown separately below)	6,192	13.8%	5,596	13.6%	596	10.7%
Salaries and wages	11,908	26.6%	10,347	25.1%	1,561	15.1%
Selling, general and administrative	14,341	32.0%	12,848	31.2%	1,493	11.6%
Depreciation and amortization	2,200	4.9%	1,899	4.6%	301	15.9%
Other charges (gains), net	(981)	-2.2%	2,305	5.6%	(3,286)	-142.6%
Total operating expenses	33,660	75.1%	32,995	80.0%	665	2.0%
Income from operations	11,166	24.9%	8,231	20.0%	2,935	35.7%
Other income (expenses)
Interest expense	(2,645)	-5.9%	(2,106)	-5.1%	539	25.6%
Interest income	75	0.2%	68	0.2%	7	10.3%
Non-operating gain	77	0.2%	-	-	77	100.0%
Income before income taxes	8,673	19.3%	6,193	15.0%	2,480	40.0%
Income tax expense	1,930	4.3%	1,499	3.6%	431	28.8%
Net income	$6,743	15.0%	$4,694	11.4%	$2,049	43.7%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $3.6 million, or 8.7%, due primarily to a 12.5% increase from new units, a 2.8% decrease in same-store sales (contributing the same percentage decrease in total revenues), a 1.6% decrease from closed units, and a 0.6% increase in other revenues. Nightclub same-store sales decreased by 1.2% while Bombshells same-store sales decreased by 12.7%.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Nightclubs	$37,047	$35,443
Bombshells	7,527	5,602
Other	252	181
	$44,826	$41,226

Nightclubs same-store sales declined during the quarter due to high comparable sales in the prior-year quarter caused by the impact of the pro football championship in Minneapolis in February 2018. Excluding Minneapolis clubs, Nightclubs same-store sales increased by 1.0%, continuing to reflect effective marketing, management and appeal, combined with a good economy. Sales from new clubs included $2.3 million from the two clubs we acquired in November 2018 and $220,000 from a club acquired in May 2018.

New Bombshells units contributed approximately $2.6 million, with the 12.7% same-store sales decline sequentially better than last quarter reflecting increases in all five units.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 75.1% from 80.0% from year-ago although dollar value increased by $665,000, or 2.0%, which was significantly affected by gains from the sale of two properties held for sale. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by 10.7% mainly due to the increase in sales. As a percent of total revenues, cost of goods sold increased to 13.8% from 13.6% due the higher increase in lower-margin Bombshells sales.

Salaries and wages increased by $1.6 million, or 15.1%, mainly due to newly acquired and opened units, especially those new Bombshells opening/training teams whose restaurants have not yet contributed to the sales base. As a percent of total revenues, salaries and wages were 26.6% from 25.1% mainly due to pre-opening teams on new Bombshells units.

Selling, general and administrative expenses increased by $1.5 million, or 11.6%, primarily due to increases in professional fees, taxes and permits, advertising and marketing, repairs and maintenance, and various other individually insignificant increases, partially offset by a decrease in legal fees. Professional fees increased mainly due to higher audit fee; taxes and permits increased due to new acquisitions; while advertising and marketing and repairs and maintenance increased primarily due to additional expenses from acquired clubs and a new marketing program for Bombshells. Legal expenses decreased in relation to settlements. As a percent of total revenues, selling, general and administrative expenses increased to 32.0% from 31.2% mainly due to professional fees.

Depreciation and amortization increased by $301,000, or 15.9% due to higher unit count from new construction and acquisitions.

Other charges (gains), net resulted to a net gain of $1.0 million in the current quarter compared to a net charge of $2.3 million in the prior-year quarter. The swing was primarily due to the net gain of approximately $1.0 million from the sale of two properties during the quarter compared to an impairment charge of $1.6 million and settlement of lawsuits of $772,000 in the comparable prior period.

Income from Operations

For the three months ended March 31, 2019 and 2018, our operating margin was 24.9% and 20.0%, respectively. The main drivers for the increase in operating margin are discussed above, but more significantly from other charges/gains and salaries and wages.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Nightclubs	$15,078	$11,880
Bombshells	738	965
Other	(176)	(82)
General corporate	(4,474)	(4,532)
	$11,166	$8,231

Operating margin for the Nightclubs segment was 40.7% and 33.5% for the three months ended March 31, 2019 and 2018, respectively, while operating margin for Bombshells was 9.8% and 17.2%, respectively. The increase in Nightclubs operating margin was mainly due to the net gain in the current quarter compared to the net charges in the prior year, and fixed expense leverage from higher sales. The decrease in Bombshells operating margin was primarily due to negative same-store sales. Excluding other gains/charges and settlement of lawsuits, Nightclubs would have had non-GAAP operating margin of 38.2% and 35.1% for the three months ended March 31, 2019 and 2018, respectively, while Bombshells would have had non-GAAP operating margin of 9.8% and 20.8%, respectively.

Non-Operating Items

Interest expense increased to $2.6 million from $2.1 million due to higher average debt balance and a slightly higher average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, were 8.0% and 7.4% of revenue during the quarter ended March 31, 2019 and 2018, respectively. The higher occupancy costs in the current quarter were due to the interest expense incurred from debt used at several Bombshells real estate acquisitions (excluding construction costs), which do not contribute to revenue, and the debt incurred on the two November 2018 club acquisitions, as well as higher average debt balances.

Income Taxes

Income taxes were an expense of $1.9 million in the second quarter of 2019 compared to $1.5 million in the second quarter of 2018. The effective income tax rate for the second quarter of 2019 was an expense of 22.3% compared to 24.2% for the second quarter of 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for our fiscal year ended September 30, 2018. For fiscal 2019, our federal corporate income tax rate is 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of income for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. There were no additional measurement adjustments since September 30, 2018 until the end of the measurement period on December 22. 2018.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

The following table summarizes our results of operations for the six months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended
	March 31, 2019		March 31, 2018		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$36,796	41.4%	$35,177	42.7%	$1,619	4.6%
Sales of food and merchandise	12,129	13.7%	10,731	13.0%	1,398	13.0%
Service revenues	34,310	38.6%	32,022	38.8%	2,288	7.1%
Other	5,614	6.3%	4,508	5.5%	1,106	24.5%
Total revenues	88,849	100.0%	82,438	100.0%	6,411	7.8%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	7,526	20.5%	7,344	20.9%	182	2.5%
Food and merchandise sold	4,292	35.4%	4,058	37.8%	234	5.8%
Service and other	186	0.5%	79	0.2%	107	135.4%
Total cost of goods sold (exclusive of items shown separately below)	12,004	13.5%	11,481	13.9%	523	4.6%
Salaries and wages	24,004	27.0%	21,724	26.4%	2,280	10.5%
Selling, general and administrative	28,368	31.9%	25,660	31.1%	2,708	10.6%
Depreciation and amortization	4,253	4.8%	3,808	4.6%	445	11.7%
Other charges (gains), net	(2,078)	-2.3%	2,394	2.9%	(4,472)	-186.8%
Total operating expenses	66,551	74.9%	65,067	78.9%	1,484	2.3%
Income from operations	22,298	25.1%	17,371	21.1%	4,927	28.4%
Other income (expenses)
Interest expense	(5,166)	-5.8%	(5,185)	-6.3%	(19)	-0.4%
Interest income	126	0.1%	135	0.2%	(9)	-6.7%
Non-operating loss	(370)	-0.4%	-	-	(370)	-100.0%
Income before income taxes	16,888	19.0%	12,321	14.9%	4,567	37.1%
Income tax expense (benefit)	3,741	4.2%	(6,728)	-8.2%	10,469	155.6%
Net income	$13,147	15.0%	$19,049	23.1%	$(5,902)	-31.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $6.4 million, or 7.8%, due primarily to a 10.2% increase from new units, a 1.9% decrease from closed units, a 1.1% decrease in same-store sales (contributing the same percentage decrease in total revenues), and a 0.5% increase in other revenues. Nightclub same-store sales increased by 1.5% while Bombshells same-store sales decreased by 16.7%.

Segment contribution to total revenues was as follows (in thousands):

	For the Six Months
	Ended March 31,
	2019	2018
Nightclubs	$74,775	$70,661
Bombshells	13,540	11,430
Other	534	347
	$88,849	$82,438

Nightclubs same-store sales growth continued to reflect effective marketing, management and appeal, combined with a good economy, partially offset by the impact of the pro football championship on our Minneapolis clubs.

Bombshells same-store sales decline of 16.7% improved from the first quarter due to gradually improving sales caused by prior year higher comparisons. New Bombshells still not in the same-store base contributed $4.0 million in revenue for the period.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 74.9% from 78.9% from a year-ago although dollar value increased by $1.5 million, or 2.3%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by 4.6% mainly due to net additional units. As a percent of total revenues, cost of goods sold decreased to 13.5% from 13.9% due to tighter food cost control for the Nightclubs segment.

Salaries and wages increased by $2.3 million, or 10.5%, mainly due to newly acquired and opened units, especially those new Bombshells opening/training teams whose restaurants have not yet contributed to the sales base. As a percent of total revenues, salaries and wages were 27.0% from 26.4% mainly due to pre-opening teams on new Bombshells units.

Selling, general and administrative expenses increased by $2.7 million, or 10.6%, primarily due to increases in legal expenses, advertising and marketing, taxes and permits, professional fees, supplies, repairs and maintenance, and various other individually insignificant increases. Legal expenses increased primarily due to trial costs associated with two cases and the acquisition of two clubs in the first quarter of 2019. Professional fees increased mainly due higher audit fees; taxes and permits increased due to new acquisitions; while advertising and marketing increased primarily due to additional expenses from acquired clubs and a new marketing program for Bombshells. Supplies expense and repairs and maintenance increased due to increased unit count. As a percent of total revenues, selling, general and administrative expenses increased to 31.9% from 31.1% mainly due to legal and professional fees.

Depreciation and amortization increased by $445,000, or 11.7% due to higher unit count from new construction and acquisitions.

Other charges (gains), net resulted to a net gain of $2.1 million in the current six-month period compared to a net charge of $2.4 million in the prior-year six-month period. The shift were caused by the net gain of approximately $1.0 million from the sale of two properties during the second quarter compared to an impairment charge of $1.6 million and settlement of lawsuits of $772,000 in the prior-year second quarter, and the combined gains of approximately $1.2 million from the sale of a club in Philadelphia and two assets held for sale in the first quarter of the current year.

Income from Operations

For the six months ended March 31, 2019 and 2018, our operating margin was 25.1% and 21.1%, respectively. The main drivers for the increase in operating margin are discussed above.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Six Months
	Ended March 31,
	2019	2018
Nightclubs	$30,465	$25,251
Bombshells	857	1,856
Other	(295)	(219)
General corporate	(8,729)	(9,517)
	$22,298	$17,371

Operating margin for the Nightclubs segment was 40.7% and 35.7% for the six months ended March 31, 2019 and 2018, respectively, while operating margin for Bombshells was 6.3% and 16.2%, respectively. The increase in Nightclubs operating margin was mainly due to the net gain in the current year compared to the net charges in the prior year. The decrease in Bombshells operating margin was primarily due to negative same-store sales.

Non-Operating Items

Interest expense remained flat at $5.2 million for both the six months ended March 31, 2019 and 2018.

Our total occupancy costs, defined as the sum of rent expense and interest expense, exclusive of prior-year refinancing-related costs above, were 8.0% and 7.6% of revenue during the six months ended March 31, 2019 and 2018, respectively. The higher occupancy costs were due to the interest expense incurred from debt used at several Bombshells real estate acquisitions (excluding construction costs), which do not contribute to revenue, and the debt incurred on the two November 2018 club acquisitions, as well as higher average debt balance.

As part of our adoption of ASU 2016-01, we recorded a $370,000 net unrealized loss on the market value of equity securities during the current year. The cumulative net gain in market value of available-for sale securities, which was recorded in accumulated other comprehensive income as of September 30, 2018, has been reclassified to retained earnings as of the beginning of fiscal year 2019.

Income Taxes

Income taxes were an expense of $3.7 million during the six months ended March 31, 2019 compared to a benefit of $6.7 million during the same period of 2018. The effective income tax rate for the six-month period of 2019 was an expense of 22.2% compared to a benefit of 54.6% for the same period in 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for our fiscal year ended September 30, 2018. For fiscal 2019, our federal corporate income tax rate is 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of income for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. There were no additional measurement adjustments since September 30, 2018 until the end of the measurement period on December 22. 2018.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, and (e) settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) costs and charges related to debt refinancing, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, and (h) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.1% and 26.5% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2019 and 2018, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation expense, (b) amortization of intangibles, (c) income tax expense (benefit), (d) net interest expense, (e) gains or losses on sale of businesses and assets, (f) gains or losses on insurance, (g) unrealized gains or losses on equity securities, and (h) settlement of lawsuits. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2019 and 2018 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$6,735	$4,685	$13,079	$18,996
Income tax expense (benefit)	1,930	1,499	3,741	(6,728)
Interest expense, net	2,570	2,038	5,040	5,050
Settlement of lawsuits	84	773	144	800
Impairment of assets	-	1,550	-	1,550
Loss (gain) on sale of businesses and assets	(1,065)	(18)	(2,222)	64
Unrealized loss (gain) on equity securities	(77)	-	370	-
Gain on insurance	-	-	-	(20)
Depreciation and amortization	2,200	1,899	4,253	3,808
Adjusted EBITDA	$12,377	$12,426	$24,405	$23,520

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$6,735	$4,685	$13,079	$18,996
Amortization of intangibles	153	48	309	96
Settlement of lawsuits	84	773	144	800
Impairment of assets	-	1,550	-	1,550
Loss (gain) on sale of businesses and assets	(1,065)	(18)	(2,222)	64
Unrealized loss (gain) on equity securities	(77)	-	370	-
Gain on insurance	-	-	-	(20)
Costs and charges related to debt refinancing	-	-	-	827
Income tax effect of adjustments above	223	(763)	333	(10,858)
Non-GAAP net income	$6,053	$6,275	$12,013	$11,455

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,679	9,719	9,696	9,719
GAAP diluted earnings per share	$0.70	$0.48	$1.35	$1.95
Amortization of intangibles	0.02	0.00	0.03	0.01
Settlement of lawsuits	0.01	0.08	0.01	0.08
Impairment of assets	-	0.16	-	0.16
Loss (gain) on sale of businesses and assets	(0.11)	(0.00)	(0.23)	0.01
Unrealized loss (gain) on equity securities	(0.01)	-	0.04	-
Gain on insurance	-	-	-	(0.00)
Costs and charges related to debt refinancing	-	-	-	0.09
Income tax effect of adjustments above	0.02	(0.08)	0.03	(1.12)
Non-GAAP diluted earnings per share	$0.63	$0.65	$1.24	$1.18

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$11,166	$8,231	$22,298	$17,371
Amortization of intangibles	153	48	309	96
Settlement of lawsuits	84	773	144	800
Impairment of assets	-	1,550	-	1,550
Gain on insurance	-	-	-	(20)
Loss (gain) on sale of businesses and assets	(1,065)	(18)	(2,222)	64
Non-GAAP operating income	$10,338	$10,584	$20,529	$19,861

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	24.9%	20.0%	25.1%	21.1%
Amortization of intangibles	0.3%	0.1%	0.3%	0.1%
Settlement of lawsuits	0.2%	1.9%	0.2%	1.0%
Impairment of assets	-	3.8%	-	1.9%
Gain on insurance	-	-	-	0.0%
Loss (gain) on sale of businesses and assets	-2.4%	-0.0%	-2.5%	0.1%
Non-GAAP operating margin	23.1%	25.7%	23.1%	24.1%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalents were $8.3 million compared to $17.7 million at September 30, 2018. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2019, we had negative working capital of $2.8 million compared to a positive working capital of $55,000 as of September 30, 2018, both figures excluding assets held for sale of $668,000 as of March 31, 2019 and $2.9 million as of September 30, 2018. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $21.0 million for the six months ended March 31, 2019 from $14.1 million for the six months ended March 31, 2018. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the next 12 months from the issuance of this report. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2019	2018
Operating activities	$20,971	$14,077
Investing activities	(24,888)	(8,291)
Financing activities	(5,554)	(3,208)
Net increase (decrease) in cash and cash equivalents	$(9,471)	$2,578

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months
	Ended March 31,
	2019	2018
Net income	$13,147	$19,049
Depreciation and amortization	4,253	3,808
Deferred tax expense (benefit)	1,131	(9,659)
Debt prepayment penalty	-	543
Net change in operating assets and liabilities	3,876	(1,867)
Impairment of assets	-	1,550
Other	(1,436)	653
Net cash provided by operating activities	$20,971	$14,077

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations, lower income taxes paid, and a favorable net change in operating assets and liabilities, partially offset by higher interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2019	2018
Additions to property and equipment	$(13,902)	$(9,011)
Acquisition of businesses, net of cash acquired	(13,500)	-
Proceeds from sale of businesses and assets	2,866	632
Proceeds from insurance	-	20
Issuance of note receivable	(420)	-
Proceeds from notes receivable	68	68
Net cash used in investing activities	$(24,888)	$(8,291)

Following is a breakdown of our additions to property and equipment for the six months ended March 31, 2019 and 2018 (in thousands):

	For the Six Months Ended March 31,
	2019	2018
New facilities and equipment	$12,785	$7,749
Maintenance capital expenditures	1,117	1,262
Total capital expenditures	$13,902	$9,011

The capital expenditures during the six months ended March 31, 2019 were composed primarily of construction and development costs for four new locations, while the capital expenditures during the six months ended March 31, 2018 were composed primarily of construction and development costs for one new location. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Acquisitions of $13.5 million, excluding acquisition-related costs, for the six months ended March 31, 2019 relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2019	2018
Proceeds from long-term debt	$10,296	$62,453
Payments on long-term debt	(13,287)	(63,518)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(1,961)	-
Payment of dividends	(582)	(583)
Payment of loan origination costs	(20)	(909)
Distribution to noncontrolling interests	-	(108)
Net cash used in financing activities	$(5,554)	$(3,208)

We purchased 84,811 shares of our common stock at an average price of $23.13 during the six months ended March 31, 2019, while we did not purchase shares of our Company’s common stock during the same period last year. We paid quarterly dividends of $0.03 per share during each of the current- and prior-year quarters.

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party and two notes totaling $400,000 borrowed from a non-officer employee and a family member  of a non-officer employee in which the terms of the notes are the same as the rest of the lender group. See Notes 6 and 13 to our unaudited condensed consolidated financial statements.

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

On February 8, 2019, the Company refinanced a one-year bank note with a balance of $1.5 million, bearing an interest rate of 6.1%, with a construction loan with another bank, which has an interest rate of 6.0% adjusted after five years to prime plus 0.5% with a 6.0% floor per annum. The new construction loan, which has a maximum availability of $4.1 million, matures in 252 months from closing date and is payable interest-only for the first 12 months, then principal and interest of $29,571 monthly for the next 48 months, and the remaining term monthly payments of principal and interest based on the adjusted interest rate. The Company paid approximately $69,000 in loan costs of which approximately $19,600 was capitalized as debt issuance costs on the new construction loan with the remaining charged to interest expense. The Company also wrote off the remaining unamortized debt issuance costs of the old bank note to interest expense.

Included in the balance of long-term debt as of March 31, 2019 and September 30, 2018 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group.

Management also uses certain non-GAAP cash flow measures such as free cash flow. Free cash flow is derived from net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Six Months
	Ended March 31,
	2019	2018
Net cash provided by operating activities	$20,971	$14,077
Less: Maintenance capital expenditures	1,117	1,262
Free cash flow	$19,854	$12,815

Though we generated a sizeable amount of free cash flow during the quarter ended March 31, 2019, we still ended with a net decrease in cash and cash equivalents from the most recent year-end due to our acquisition of two new clubs and the construction of new Bombshells units.

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

The following table presents a summary of such indicators for the six months ended March 31:

		Increase		Increase
	2019	(Decrease)	2018	(Decrease)	2017

Sales of alcoholic beverages	$36,796	4.6%	$35,177	23.0%	$28,610
Sales of food and merchandise	12,129	13.0%	10,731	25.4%	8,560
Service revenues	34,310	7.1%	32,022	15.8%	27,645
Other	5,614	24.5%	4,508	31.0%	3,442
Total revenues	88,849	7.8%	82,438	20.8%	68,257
Net cash provided by operating activities	$20,971	49.0%	$14,077	27.6%	$11,030
Adjusted EBITDA*	$24,405	3.8%	$23,520	36.5%	$17,233
Free cash flow*	$19,854	54.9%	$12,815	28.4%	$9,979
Long-term debt (end of period)	$149,818	17.8%	$127,213	24.4%	$102,300

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 84,811 shares of our common stock at an average price of $23.13 per share during the six months ended March 31, 2019, while we did not purchase shares of our common stock during the same period last year. In January 2019, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of March 31, 2019, we have $11.2 million remaining to purchase additional shares under our share repurchase program.

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

We opened two Bombshells in fiscal 2019, one that opened in December 2018 and another that opened in March 2019. We currently have two Bombshells projects under construction, which are expected to open in early first quarter of fiscal 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2019. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below, and on the conclusion to supplement certain disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as described in our Form 8-K filed on July 22, 2019. We are in the process of remediating the material weaknesses in our internal control, as described below, and we are implementing a more robust corporate and accounting governance program, as described in the July 22, 2019 Form 8-K. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

41

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

Control Environment, Risk Assessment and Monitoring

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements. We also have taken steps to effect a proper tone through our policies and personnel. To effect this, we have retained an external consulting firm to effectively act as an internal audit department to assist in implementing an enterprise risk assessment which would include following up with additional internal audits as needed. The external consulting firm will also provide additional scrutiny around control activities and help with the enhancement of ongoing monitoring activities related to such controls.

Control Activities

Strengthening the controls and processes regarding the recording and reporting of revenue – Currently, one of our point-of-sale (“POS”) system providers does not issue an SOC 1 report. An SOC 1 Report (System and Organization Controls Report) is a report on Controls at a Service Organization which are relevant to user entities’ internal control over financial reporting. As a result of the non-issuance of this report by the provider, it is necessary for us to use alternative procedures to gain the required level of confidence regarding the reliability of this system to accurately report sale information. In the case of credit card sales, data is effectively processed using other third-party providers with whom we have a higher degree of confidence. We will work to implement stronger controls regarding the verification of data from the POS provider if no service provider internal controls adequacy report can be obtained. In the case of cash sales, we would seek to point to compensating detective controls, such as nightly cash counts, recurring surprise unannounced cash audits and monthly detailed revenue reconciliations to potentially detect any irregularities. Such controls will be evaluated for proper segregation of duties both in the nightly cash counts and in the related journal entries to remediate controls over both point-of-sale and other revenues. We have strengthened these controls and are continuously working with our system provider to ensure the required level of confidence necessary to prevent any material weaknesses in the future.

Strengthening internal controls over complex accounting and management estimates and financial statement preparation – Subsequent to September 30, 2018, we have added review procedures and controls over complex accounting and estimates and prevent instances of incorrect accounting, incorrect financial statement preparation and improper valuation decisions, by increasing our own level of competency as well as using third-party consultants to assist where necessary such as with our goodwill, indefinite-lived intangible assets, and property and equipment impairment analyses whenever necessary and also using appropriate third-party resources to help with the analysis and accounting for assets held for sale, business combinations, income taxes, debt modifications, assessment of useful lives of leasehold improvements, and other complex accounting matters.

Strengthening internal controls over financial statement close and reporting – With the oversight of our Audit Committee, we have continued to take proactive steps and implement additional measures to remediate the underlying causes of the material weaknesses. We are taking significant steps to improve our risk assessment process and monitoring structure, as follows:

●	The new ERP system described below has and will continue to assist us in strengthening the controls over financial reporting, and we have also added an overlay of review of our financial statements during our financial reporting process. In addition, we have further trained our current personnel and have expanded our accounting team to assist in the review of our financial reporting.

●	On top of the ERP system described above, we have also implemented, in April 2018, a new monitoring and security software to automate identification of our segregation of duties conflicts, as well as improve access monitoring controls and generate compliance documentation. The effective implementation of this software remains in process as we continually evaluate both manual and automated controls impacted by segregation of duties.

●	We have retained a more robust outside consulting firm to assist us in evaluating, redesigning and implementing necessary steps to maintain adequate internal controls. Given that this is the second year of performing internal audit services, there have been many synergies, operational efficiencies and alignment between management and our consulting firm.

●	We have developed more robust controls to evaluate monthly and quarterly financial statement variances.

●	We have developed more robust controls over the review and evaluation of financial statement balances and the related footnote disclosures.

●	We have started to implement certain enhanced journal review procedures which will ensure that proper review can be executed and evidenced.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as such risks and uncertainties associated with the Company’s ability to regain and maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the quarter ended December 31, 2018, we purchased 14,111 shares of our common stock in the open market at prices ranging from $24.85 to $25.15 per share. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million. During the quarter ended March 31, 2019, we purchased 70,700 shares of our common stock in the open market at prices ranging from $20.75 to $24.00 per share. As of March 31, 2019, we have $11.2 million remaining to purchase additional shares.

Following is a summary of our purchases during the quarter ended March 31, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2019	14,100	$21.61	14,100	$12,480,681
February 1-28, 2019	16,799	$23.99	16,799	$12,077,633
March 1-31, 2019	39,801	$22.57	39,801	$11,179,434
Total	70,700	$22.71	70,700

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws. (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: September 24, 2019	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: September 24, 2019	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

