Form 10-Q
period 2019-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2019-09-24
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2019	September 30, 2018
	(unaudited)	(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$10,956	$17,726
Accounts receivable, net	5,001	7,320
Current portion of notes receivable	1,152	-
Inventories	2,502	2,353
Prepaid insurance	896	4,910
Other current assets	2,090	1,591
Assets held for sale	-	2,902
Total current assets	22,597	36,802
Property and equipment, net	191,493	172,403
Notes receivable, net of current portion	3,810	2,874
Goodwill	55,271	43,591
Intangibles, net	76,285	71,532
Other assets	1,422	2,530
Total assets	$350,878	$329,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,544	$2,825
Accrued liabilities	9,117	11,973
Current portion of long-term debt	16,374	19,047
Total current liabilities	28,035	33,845
Deferred tax liability, net	22,076	19,552
Long-term debt, net of current portion and debt discount and issuance costs	130,205	121,580
Other long-term liabilities	1,656	1,423
Total liabilities	181,972	176,400

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,617 and 9,719 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	96	97
Additional paid-in capital	61,849	64,212
Retained earnings	106,976	88,906
Accumulated other comprehensive income	-	220
Total RCIHH stockholders’ equity	168,921	153,435
Noncontrolling interests	(15)	(103)
Total stockholders’ equity	168,906	153,332
Total liabilities and stockholders’ equity	$350,878	$329,732

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues
Sales of alcoholic beverages	$19,570	$17,658	$56,366	$52,835
Sales of food and merchandise	7,046	6,175	19,175	16,906
Service revenues	17,299	16,316	51,609	48,338
Other	3,112	2,485	8,726	6,993
Total revenues	47,027	42,634	135,876	125,072
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,015	3,632	11,541	10,976
Food and merchandise sold	2,565	2,140	6,857	6,198
Service and other	121	94	307	173
Total cost of goods sold (exclusive of items shown separately below)	6,701	5,866	18,705	17,347
Salaries and wages	13,164	11,362	37,168	33,086
Selling, general and administrative	14,895	13,476	43,263	39,136
Depreciation and amortization	2,465	1,998	6,718	5,806
Other charges (gains), net	(172)	440	(2,250)	2,834
Total operating expenses	37,053	33,142	103,604	98,209
Income from operations	9,974	9,492	32,272	26,863
Other income (expenses)
Interest expense	(2,543)	(2,308)	(7,709)	(7,493)
Interest income	92	52	218	187
Non-operating loss	(38)	-	(408)	-
Income before income taxes	7,485	7,236	24,373	19,557
Income tax expense (benefit)	1,806	1,829	5,547	(4,899)
Net income	5,679	5,407	18,826	24,456
Net income attributable to noncontrolling interests	(41)	(18)	(109)	(71)
Net income attributable to RCIHH common stockholders	$5,638	$5,389	$18,717	$24,385

Earnings per share
Basic and diluted	$0.59	$0.55	$1.94	$2.51

Weighted average number of common shares outstanding
Basic and diluted	9,620	9,719	9,671	9,719

Dividends per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(14)	(355)	-	(355)
Canceled treasury shares	(14)	-	(355)	-	-	14	355	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,344	-	-	-	60	6,404
Balance at December 31, 2018	9,705	97	63,857	95,179	-	-	-	(43)	159,090
Purchase of treasury shares	-	-	-	-	-	(71)	(1,606)	-	(1,606)
Canceled treasury shares	(71)	(1)	(1,605)	-	-	71	1,606	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,735	-	-	-	8	6,743
Balance at March 31, 2019	9,634	96	62,252	101,623	-	-	-	(35)	163,936
Purchase of treasury shares	-	-	-	-	-	(17)	(403)	-	(403)
Canceled treasury shares	(17)	-	(403)	-	-	17	403	-	-
Payment of dividends	-	-	-	(285)	-	-	-	-	(285)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(21)	(21)
Net income	-	-	-	5,638	-	-	-	41	5,679
Balance at June 30, 2019	9,617	$96	$61,849	$106,976	$-	-	$-	$(15)	$168,906

Balance at September 30, 2017	9,719	$97	$63,453	$69,195	$-	-	$-	$2,480	$135,225
Payment of dividends	-	-	-	(292)	-	-	-	-	(292)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(54)	(54)
Net income	-	-	-	14,311	-	-	-	44	14,355
Balance at December 31, 2017	9,719	97	63,453	83,214	-	-	-	2,470	149,234
Payments to noncontrolling interests	-	-	-	-	-	-	-	(54)	(54)
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	4,685	-	-	-	9	4,694
Balance at March 31, 2018	9,719	97	63,453	87,608	-	-	-	2,425	153,583
Payments to noncontrolling interests	-	-	-	-	-	-	-	(54)	(54)
Payment of dividends	-	-	-	(293)	-	-	-	-	(293)
Net income	-	-	-	5,389	-	-	-	18	5,407
Balance at June 30, 2018	9,719	$97	$63,453	$92,704	$-	-	$-	$2,389	$158,643

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,826	$24,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,718	5,806
Deferred income tax expense (benefit)	1,237	(9,659)
Loss (gain) on sale of businesses and assets	(2,704)	70
Unrealized loss on equity securities	408	-
Amortization of debt discount and issuance costs	276	469
Deferred rent	236	224
Impairment of assets	-	1,550
Loss (gain) on insurance settlements	93	(20)
Debt prepayment penalty	-	543
Changes in operating assets and liabilities:
Accounts receivable	2,305	(1,788)
Inventories	(87)	(257)
Prepaid insurance, other current assets and other assets	4,199	1,264
Accounts payable and accrued liabilities	(3,093)	(247)
Net cash provided by operating activities	28,414	22,411
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	5,106	629
Proceeds from insurance	-	20
Proceeds from notes receivable	107	98
Issuance of note receivable	(420)	-
Additions to property and equipment	(16,901)	(18,827)
Acquisition of businesses, net of cash acquired	(13,500)	(484)
Net cash used in investing activities	(25,608)	(18,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,330	72,387
Payments on long-term debt	(18,634)	(70,444)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(2,364)	-
Payment of dividends	(867)	(876)
Payment of loan origination costs	(20)	(960)
Distribution to noncontrolling interests	(21)	(162)
Net cash used in financing activities	(9,576)	(598)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,770)	3,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,726	9,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,956	$13,171

CASH PAID DURING PERIOD FOR:
Interest, net of amounts capitalized	$7,769	$7,168
Income taxes	$1,827	$3,263

See accompanying notes to unaudited condensed consolidated financial statements.

Non-cash and other transactions:

During the nine months ended June 30, 2019, in conjunction with the borrowings of $2.35 million from certain investors, the Company exchanged two notes payable with principal balances of $300,000 and $100,000 for two new notes amounting to $450,000 and $200,000, respectively. The Company received cash amounting to $1.95 million on the entire transaction. See Note 6.

During the nine months ended June 30, 2019, the Company acquired two clubs for a total acquisition price of $25.5 million by paying a total of $13.5 million at closing and executing three seller-financed notes for a total of $12.0 million. See Note 14.

During the nine months ended June 30, 2019, the Company sold a nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 note receivable. See Note 14.

During the nine months ended June 30, 2019, the Company sold a held-for-sale property in Dallas, Texas for a total sales price of $1.4 million, payable $163,000 in cash at closing, net of closing costs and property taxes of $87,000, and a $1.15 million note receivable. See Note 14.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2018 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

4. Revenues

On October 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (formerly ASU 2014-09). The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying unaudited condensed consolidated statements of income. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below.

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$14,597		$4,973	$-	$19,570	$13,510		$4,148	$-	$17,658
Sales of food and merchandise	3,313		3,733	-	7,046	3,224		2,951	-	6,175
Service revenues	17,257		42	-	17,299	16,301		15	-	16,316
Other revenues	2,722		7	383	3,112	2,218		6	261	2,485
	$37,889		$8,755	$383	$47,027	$35,253		$7,120	$261	$42,634

Recognized at a point in time	$37,457		$8,755	$369	$46,581	$34,932		$7,120	$237	$42,289
Recognized over time	432	*	-	14	446	321	*	-	24	345
	$37,889		$8,755	$383	$47,027	$35,253		$7,120	$261	$42,634

	Nine Months Ended June 30, 2019					Nine Months Ended June 30, 2018
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$43,547		$12,819	$-	$56,366	$41,627		$11,208	$-	$52,835
Sales of food and merchandise	9,813		9,362	-	19,175	9,594		7,312	-	16,906
Service revenues	51,513		96	-	51,609	48,323		15	-	48,338
Other revenues	7,791		18	917	8,726	6,370		15	608	6,993
	$112,664		$22,295	$917	$135,876	$105,914		$18,550	$608	$125,072

Recognized at a point in time	$111,431		$22,295	$874	$134,600	$105,011		$18,550	$545	$124,106
Recognized over time	1,233	*	-	43	1,276	903	*	-	63	966
	$112,664		$22,295	$917	$135,876	$105,914		$18,550	$608	$125,072

* Rental revenue (included in Other Revenues) as covered by ASC Topic 840. All other revenues are covered by ASC Topic 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below:

	Balance at September 30, 2018	Consideration Received	Recognized in Revenue	Balance at June 30, 2019
Ad revenue	$126	$492	$(475)	$143
Expo revenue	-	444	(2)	442
Other	8	44	(43)	9
	$134	$980	$(520)	$594

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	June 30, 2019	September 30, 2018
Payroll and related costs	$2,475	$2,293
Sales and liquor taxes	1,671	1,883
Property taxes	1,330	1,796
Patron tax	595	532
Unearned revenues	594	134
Income taxes	555	-
Insurance	339	3,807
Lawsuit settlement	75	230
Other	1,483	1,298
	$9,117	$11,973

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Taxes and permits	$2,258	$2,372	$6,809	$6,543
Advertising and marketing	2,083	1,861	6,301	5,663
Supplies and services	1,493	1,352	4,414	4,035
Legal	1,479	858	3,310	2,244
Insurance	1,367	1,409	4,122	4,036
Charge card fees	1,011	813	2,830	2,484
Rent	965	944	2,941	2,841
Repairs and maintenance	787	574	2,095	1,665
Security	757	652	2,222	1,922
Utilities	756	731	2,262	2,164
Accounting and professional fees	631	718	2,559	2,274
Other	1,308	1,192	3,398	3,265
	$14,895	$13,476	$43,263	$39,136

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

Included in the balance of long-term debt as of June 30, 2019 and September 30, 2018 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group.

Future maturities of long-term debt are as follows: $16.4 million, $11.3 million, $18.7 million, $8.0 million, $9.0 million and $84.8 million for the twelve months ending June 30, 2020, 2021, 2022, 2023, 2024, and thereafter, respectively. Of the maturity schedule mentioned above, $7.2 million, $2.5 million, $10.2 million, $651,000, $1.3 million and $39.7 million, respectively, relate to scheduled balloon payments.

7. Stockholders’ Equity

During the three and nine months ended June 30, 2019, the Company purchased and retired 17,302 and 102,113 common shares, respectively, at a cost of approximately $403,000 and $2.4 million, respectively. The Company paid a $0.03 per share cash dividend per quarter totaling approximately $285,000 and $867,000 for the three and nine months ended June 30, 2019, respectively.

During the three and nine months ended June 30, 2018, the Company did not purchase shares of its common stock. The Company also paid a $0.03 per share cash dividend per quarter totaling approximately $293,000 and $876,000 for the three and nine months ended June 30, 2018, respectively.

On January 2, 2019, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of June 30, 2019, we have $10.8 million remaining to purchase additional shares under our share repurchase program.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended June 30, 2019 and 2018, the Company did not have any outstanding dilutive securities that are considered adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted EPS.

9. Income Taxes

Income taxes were an expense of $1.8 million and $5.5 million during the three and nine months ended June 30, 2019, respectively, compared to an expense of $1.8 million and a benefit of $4.9 million during the three and nine months ended June 30, 2018, respectively. The effective income tax rate for the three and nine months ended June 30, 2019 was an expense of 24.1% and 22.8%, respectively, compared to an expense of 25.3% and a benefit of 25.0% for the three and nine months ended June 30, 2018, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by then-enacted tax laws (see below).

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

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.7 million full year adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statement of income for the fiscal year ended September 30, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. There were no additional measurement adjustments since September 30, 2018 until the end of the measurement period on December 22, 2018.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of June 30, 2019 and September 30, 2018, the liability for uncertain tax positions totaled approximately $165,000 as of each date, which is included in current liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of income.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $3.7 million and $4.5 million as of June 30, 2019 and September 30, 2018, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must be filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer are further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2019, we have 2 unresolved claims out of the original 71 claims.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in our unaudited condensed consolidated balance sheet as of June 30, 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

Settlements of lawsuits for the three and nine months ended June 30, 2019 total $0 and $144,000, respectively, while for the three and nine months ended June 30, 2018 total $474,000 and $1.3 million, respectively. As of June 30, 2019 or September 30, 2018, the Company has accrued $75,000 and $230,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues
Nightclubs	$37,889	$35,253	$112,664	$105,914
Bombshells	8,755	7,120	22,295	18,550
Other	383	261	917	608
	$47,027	$42,634	$135,876	$125,072

Income (loss) from operations
Nightclubs	$14,034	$12,584	$44,499	$37,835
Bombshells	686	1,391	1,543	3,247
Other	(111)	(328)	(406)	(547)
General corporate	(4,635)	(4,155)	(13,364)	(13,672)
	$9,974	$9,492	$32,272	$26,863

Depreciation and amortization
Nightclubs	$1,737	$1,381	$4,711	$4,050
Bombshells	370	322	1,001	999
Other	102	103	312	76
General corporate	256	192	694	681
	$2,465	$1,998	$6,718	$5,806

Capital expenditures
Nightclubs	$1,935	$253	$3,029	$1,550
Bombshells	900	9,125	10,697	16,625
Other	2	29	20	33
General corporate	162	409	3,155	619
	$2,999	$9,816	$16,901	$18,827

	June 30, 2019	September 30, 2018
		(As Revised)
Total assets
Nightclubs	$276,002	$252,335
Bombshells	42,006	39,560
Other	1,975	1,978
General corporate	30,895	35,859
	$350,878	$329,732

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

13. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2019 and September 30, 2018 is $89.4 million and $88.9 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 6) was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Sherwood Forest Creations, LLC, a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Sherwood Forest is owned by a brother of Eric Langan. Amounts billed to us for goods and services provided by Sherwood Forest were $12,990 and $120,805 during the three and nine months ended June 30, 2019, respectively, and $107,044 and $221,605 during the three and nine months ended June 30, 2018, respectively. As of June 30, 2019 and September 30, 2018, we owed Sherwood Forest $7,903 and $73,377, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2018 and 2019. TW Mechanical is 20% owned by the son-in-law of Eric Langan. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $435,800 for the three and nine months ended June 30, 2019, respectively, and $120,000 and $120,000 for the three and nine months ended June 30, 2018, respectively. Amounts billed directly to the Company were $0 and $206 for the three and nine months ended June 30, 2019, respectively, and $2,965 and $2,965 for the three and nine months ended June 30, 2018, respectively. As of June 30, 2019 and September 30, 2018, we owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

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

On November 1, 2018, a club in Chicago was acquired for $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income. The club generated revenue of approximately $3.4 million since acquisition date. In relation to this acquisition, on September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate with a maturity date in May 2019. The loan was fully paid as of June 30, 2019. Goodwill and SOB license for the Chicago acquisition will not be amortized but will be tested at least annually for impairment. Goodwill recognized for this transaction is not deductible for tax purposes. Noncompete will be amortized on a straight-line basis over five years from acquisition date.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following information summarizes the preliminary allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$4,325
Inventory	57
Furniture and equipment	50
Noncompete	100
SOB license	5,252
Goodwill	2,003
Deferred tax liability	(1,287)
Net assets	$10,500

On November 5, 2018, a Pittsburgh club was acquired for $15.0 million, with $7.5 million cash paid at closing and two seller notes payable. The first note is 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid acquisition-related costs for this transaction of approximately $134,000, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income. The club generated revenue of approximately $3.4 million since acquisition date. Goodwill for the Pittsburgh acquisition will not be amortized but will be tested at least annually for impairment. Goodwill recognized for this transaction is deductible for tax purposes. Noncompete will be amortized on a straight-line basis over five years from acquisition date.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Through our subsidiaries, as of June 30, 2019, we operated a total of 46 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

During the three and nine months ended June 30, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results and the strategic activities of the Company during the three and nine months ended June 30, 2019 are as follows:

Third Quarter 2019

●	Total revenues were $47.0 million compared to $42.6 million during the comparable prior-year period, a 10.3% increase (Nightclubs revenue of $37.9 million compared to $35.3 million, a 7.5% increase; and Bombshells revenue of $8.8 million compared to $7.1 million, a 23.0% increase)

●	Consolidated same-store sales decreased by 1.4% (0.1% increase for Nightclubs and 10.6% decrease for Bombshells)

●	Basic and diluted earnings per share (“EPS”) of $0.59 compared to $0.55, a 7.3% increase (non-GAAP diluted EPS* of $0.59 compared to $0.58, a 0.8% increase)

●	Net cash provided by operating activities of $7.4 million compared to $8.3 million during the comparable prior-year period, a 10.7% decrease (free cash flow* of $6.5 million compared to $7.7 million, a 16.3% decrease)

Year-to-Date 2019

●

Total revenues were $135.9 million compared to $125.1 million during the comparable prior-year period, an 8.6% increase (Nightclubs revenue of $112.7 million compared to $105.9 million, a 6.4% increase; and Bombshells revenue of $22.3 million compared to $18.6 million, an 20.2% increase)

●	Consolidated same-store sales decreased by 0.9% (1.0% increase for Nightclubs and 13.3% decrease for Bombshells)
●	Basic and diluted EPS of $1.94 compared to $2.51, a 22.7% decrease (non-GAAP diluted EPS* of $1.83 compared to $1.76, a 3.7% increase)
●

Net cash provided by operating activities of $28.4 million compared to $22.4 million during the comparable prior-year period, a 26.8% increase (free cash flow* of $26.3 million compared to $20.6 million, a 28.1% increase)

●	Completed the acquisition of one club in Pittsburgh, Pennsylvania for $15.0 million and another club in Chicago, Illinois for $10.5 million

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	June 30, 2019		June 30, 2018		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$19,570	41.6%	$17,658	41.4%	$1,912	10.8%
Sales of food and merchandise	7,046	15.0%	6,175	14.5%	871	14.1%
Service revenues	17,299	36.8%	16,316	38.3%	983	6.0%
Other	3,112	6.6%	2,485	5.8%	627	25.2%
Total revenues	47,027	100.0%	42,634	100.0%	4,393	10.3%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,015	20.5%	3,632	20.6%	383	10.5%
Food and merchandise sold	2,565	36.4%	2,140	34.7%	425	19.9%
Service and other	121	0.6%	94	0.5%	27	28.7%
Total cost of goods sold (exclusive of items shown separately below)	6,701	14.2%	5,866	13.8%	835	14.2%
Salaries and wages	13,164	28.0%	11,362	26.7%	1,802	15.9%
Selling, general and administrative	14,895	31.7%	13,476	31.6%	1,419	10.5%
Depreciation and amortization	2,465	5.2%	1,998	4.7%	467	23.4%
Other charges (gains), net	(172)	-0.4%	440	1.0%	(612)	-139.1%
Total operating expenses	37,053	78.8%	33,142	77.7%	3,911	11.8%
Income from operations	9,974	21.2%	9,492	22.3%	482	5.1%
Other income (expenses)
Interest expense	(2,543)	-5.4%	(2,308)	-5.4%	235	10.2%
Interest income	92	0.2%	52	0.1%	40	76.9%
Non-operating loss	(38)	-0.1%	-	-	(38)	100.0%
Income before income taxes	7,485	15.9%	7,236	17.0%	249	3.4%
Income tax expense	1,806	3.8%	1,829	4.3%	(23)	-1.3%
Net income	$5,679	12.1%	$5,407	12.7%	$272	5.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $4.4 million, or 10.3%, due primarily to a 11.7% increase from new units, a 1.4% decrease in same-store sales (contributing a 1.3% decrease in total revenues), a 0.9% decrease from closed units, and a 0.8% increase in other revenues. Nightclub same-store sales increased by 0.1%, while Bombshells same-store sales decreased by 10.6%.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended June 30,
	2019	2018
Nightclubs	$37,889	$35,253
Bombshells	8,755	7,120
Other	383	261
	$47,027	$42,634

Nightclubs same-store sales slightly increased by 0.1% during the quarter due to strong performance of our clubs in New York, Minnesota and Texas, partially offset by decreases in clubs in Florida and North Carolina. Sales from new clubs included $2.9 million from the two clubs we acquired in November 2018 and $272,000 from a club acquired in May 2018.

Bombshells still showed negative same-store sales for the quarter, but monthly sequential same-store sales have been improving. June 2019 was the first same-store sales positive month since May 2018, and July 2019 improved to a positive double digit. Newly opened Bombshells units in fiscal 2019 contributed approximately $2.5 million.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 78.8% from 77.7% from year-ago, with a $3.9 million increase, or 11.8%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $835,000, or 14.2%, mainly due to the increase in sales from newly acquired clubs and newly constructed Bombshells. As a percent of total revenues, cost of goods sold increased to 14.2% from 13.8% mainly due to food cost inefficiencies from newly opened Bombshells units (26.3% from 24.3%), partially offset by tighter food cost control in Nightclubs (11.3% from 11.6%).

Salaries and wages increased by $1.8 million, or 15.9%, mainly due to newly acquired and opened units, especially those new Bombshells opening/training teams whose restaurants have not yet contributed to the sales base. As a percent of total revenues, salaries and wages were 28.0% from 26.7% mainly due to new Bombshells opening/training teams.

Selling, general and administrative expenses increased by $1.4 million, or 10.5%, primarily due to increases in legal expenses, advertising and marketing, repairs and maintenance, and charge card fees. Legal expenses increased primarily due to expenses related to the SEC review, while advertising and marketing, repairs and maintenance, and charge card fees increased due to increase in units. As a percent of total revenues, selling, general and administrative expenses slightly increased to 31.7% from 31.6%.

Depreciation and amortization increased by $467,000, or 23.4% due to higher unit count from new construction and acquisitions.

Other charges (gains), net resulted to a net gain of $172,000 in the current quarter compared to a net charge of $440,000 in the prior-year quarter. The swing was primarily due to a net gain from sale of two real estate properties and an aircraft during the current-year third quarter compared to lawsuit settlements during the prior-year third quarter.

Income from Operations

For the three months ended June 30, 2019 and 2018, our operating margin was 21.2% and 22.3%, respectively. The main drivers for the decrease in operating margin are discussed above, but more significantly from salaries and wages, partially offset by the shift from a net charge to a net gain of other charges/gains, net.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended June 30,
	2019	2018
Nightclubs	$14,034	$12,584
Bombshells	686	1,391
Other	(111)	(328)
General corporate	(4,635)	(4,155)
	$9,974	$9,492

Operating margin for the Nightclubs segment was 37.0% and 35.7% for the three months ended June 30, 2019 and 2018, respectively, while operating margin for Bombshells was 7.8% and 19.5%, respectively. The increase in Nightclubs operating margin was mainly due to the shift in other charges/gains, net. The decrease in Bombshells operating margin was primarily due to fixed operating expenses and food cost inefficiencies especially related to newly opened units. Excluding other gains/charges, Nightclubs would have had non-GAAP operating margin of 36.6% and 35.4% for the three months ended June 30, 2019 and 2018, respectively, while Bombshells would have had non-GAAP operating margin of 7.8% and 19.5%, respectively.

Non-Operating Items

Interest expense increased to $2.5 million from $2.3 million due to higher average debt balance mainly from acquisition-related debt, and a slightly higher average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, were 7.5% and 7.6% of revenue during the quarter ended June 30, 2019 and 2018, respectively. The lower occupancy costs in the current quarter were due to lower rent dollars in relation to revenues.

Income Taxes

Income taxes were an expense of $1.8 million in the third quarter of 2019 compared to $1.8 million in the third quarter of 2018. Although income tax dollars did not have a noticeable change, the effective income tax rate for the third quarter of 2019 was an expense of 24.1% compared to 25.3% for the third quarter of 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

Our income tax expense decreased by 1.3%, while our pre-tax income increased by 3.4%. This disproportionate change was primarily caused by the quarterly impact of the implementation of the Tax Act (see below) on our prior-year third quarter.

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

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

The following table summarizes our results of operations for the nine months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended
	June 30, 2019		June 30, 2018		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$56,366	41.5%	$52,835	42.2%	$3,531	6.7%
Sales of food and merchandise	19,175	14.1%	16,906	13.5%	2,269	13.4%
Service revenues	51,609	38.0%	48,338	38.6%	3,271	6.8%
Other	8,726	6.4%	6,993	5.6%	1,733	24.8%
Total revenues	135,876	100.0%	125,072	100.0%	10,804	8.6%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	11,541	20.5%	10,976	20.8%	565	5.1%
Food and merchandise sold	6,857	35.8%	6,198	36.7%	659	10.6%
Service and other	307	0.5%	173	0.3%	134	77.5%
Total cost of goods sold (exclusive of items shown separately below)	18,705	13.8%	17,347	13.9%	1,358	7.8%
Salaries and wages	37,168	27.4%	33,086	26.5%	4,082	12.3%
Selling, general and administrative	43,263	31.8%	39,136	31.3%	4,127	10.5%
Depreciation and amortization	6,718	4.9%	5,806	4.6%	912	15.7%
Other charges (gains), net	(2,250)	-1.7%	2,834	2.3%	(5,084)	-179.4%
Total operating expenses	103,604	76.2%	98,209	78.5%	5,395	5.5%
Income from operations	32,272	23.8%	26,863	21.5%	5,409	20.1%
Other income (expenses)
Interest expense	(7,709)	-5.7%	(7,493)	-6.0%	216	2.9%
Interest income	218	0.2%	187	0.1%	31	16.6%
Non-operating loss	(408)	-0.3%	-	-	408	100.0%
Income before income taxes	24,373	17.9%	19,557	15.6%	4,816	24.6%
Income tax expense (benefit)	5,547	4.1%	(4,899)	-3.9%	10,446	213.2%
Net income	$18,826	13.9%	$24,456	19.6%	$(5,630)	-23.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $10.8 million, or 8.6%, due primarily to a 10.4% increase from new units, a 1.5% decrease from closed units, a 0.9% decrease in same-store sales (contributing a 0.8% decrease in total revenues), and a 0.6% increase in other revenues. Nightclub same-store sales increased by 1.0%, while Bombshells same-store sales decreased by 13.3%.

Segment contribution to total revenues was as follows (in thousands):

	For the Nine Months
	Ended June 30,
	2019	2018
Nightclubs	$112,664	$105,914
Bombshells	22,295	18,550
Other	917	608
	$135,876	$125,072

Nightclubs same-store sales growth continued to reflect effective marketing, management and appeal, combined with a good economy, partially offset by the impact of the pro football championship on our Minneapolis clubs and the sales decline on our Florida clubs.

Bombshells same-store sales decline of 13.3% improved from the average of the first two quarters due to gradually improving sales caused by prior year higher comparisons. New Bombshells still not in the same-store base contributed $8.5 million in revenue for the period.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 76.2% from 78.5% from a year-ago although dollar value increased by $5.4 million, or 5.5%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by 7.8% mainly due to the increase in sales from newly acquired clubs and newly constructed Bombshells. As a percent of total revenues, cost of goods sold was flat at 13.8% from 13.9% mainly due to tighter food cost control in Nightclubs (11.3% from 11.9%) offset by food cost inefficiencies from newly opened Bombshells units (25.7% from 24.7%).

Salaries and wages increased by $4.1 million, or 12.3%, mainly due to newly acquired and opened units, especially those new Bombshells opening/training teams whose restaurants have not yet contributed to the sales base. As a percent of total revenues, salaries and wages were 27.4% from 26.5% mainly due to pre-opening teams on new Bombshells units.

Selling, general and administrative expenses increased by $4.1 million, or 10.5%, primarily due to increases in legal expenses, advertising and marketing, repairs and maintenance, supplies, charge card fees, and security. Legal expenses increased primarily due to expenses related to the SEC review, trial costs associated with two cases, and the acquisition of two clubs in the first quarter of 2019. Advertising and marketing increased primarily due to additional expenses from acquired clubs and a new marketing program for Bombshells. Repairs and maintenance, supplies expense, charge card fees, and security increased due to increased unit count. As a percent of total revenues, selling, general and administrative expenses increased to 31.8% from 31.3% mainly due to legal expenses.

Depreciation and amortization increased by $912,000, or 15.7% due to higher unit count from new construction and acquisitions.

Other charges (gains), net resulted to a net gain of $2.3 million in the current nine-month period compared to a net charge of $2.8 million in the prior-year nine-month period. The shift was caused by the net gain of approximately $2.1 million from the sale of several real estate properties during the first three quarters of the current year compared to an impairment charge of $1.6 million and settlement of lawsuits of $1.3 million in the comparable prior-year period.

Income from Operations

For the nine months ended June 30, 2019 and 2018, our operating margin was 23.8% and 21.5%, respectively. The main drivers for the increase in operating margin are discussed above, but more significantly from the shift from a net charge to a net gain of other charges/gains, net.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Nine Months
	Ended June 30,
	2019	2018
Nightclubs	$44,499	$37,835
Bombshells	1,543	3,247
Other	(406)	(547)
General corporate	(13,364)	(13,672)
	$32,272	$26,863

Operating margin for the Nightclubs segment was 39.5% and 35.7% for the nine months ended June 30, 2019 and 2018, respectively, while operating margin for Bombshells was 6.9% and 17.5%, respectively. The increase in Nightclubs operating margin was mainly due to the net gain in the current year compared to the net charges in the prior year. The decrease in Bombshells operating margin was primarily due to fixed salaries and wages and selling, general and administrative expenses deleveraged from negative same-store sales.

Non-Operating Items

Interest expense increased to $7.7 million from $7.5 million, which was primarily caused by higher average debt balance partially offset by lower average interest rate.

Our total occupancy costs, defined as the sum of rent expense and interest expense, exclusive of prior-year refinancing-related costs above, were 7.8% and 7.6% of revenue during the nine months ended June 30, 2019 and 2018, respectively. The higher occupancy costs were due to the interest expense incurred at several Bombshells units under construction, which do not contribute to revenue, and the debt incurred on the two November 2018 club acquisitions, as well as higher average debt balance.

As part of our adoption of ASU 2016-01, we recorded a $370,000 net unrealized loss on the market value of equity securities during the current year. The cumulative net gain in market value of available-for sale securities, which was recorded in accumulated other comprehensive income as of September 30, 2018, has been reclassified to retained earnings as of the beginning of fiscal year 2019.

Income Taxes

Income taxes were an expense of $5.5 million during the nine months ended June 30, 2019 compared to a benefit of $4.9 million during the same period of 2018. The effective income tax rate for the nine-month period of 2019 was an expense of 22.8% compared to a benefit of 25.0% for the same period in 2018. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years while the first quarter of 2018 was significantly impacted by a $9.7 million reduction of our deferred tax liability caused by newly enacted tax laws.

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) costs and charges related to debt refinancing, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, and (h) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.8% and 26.5% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2019 and 2018, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2019 and 2018 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$5,638	$5,389	$18,717	$24,385
Income tax expense (benefit)	1,806	1,829	5,547	(4,899)
Interest expense, net	2,451	2,256	7,491	7,306
Settlement of lawsuits	-	474	144	1,274
Impairment of assets	-	-	-	1,550
Loss (gain) on sale of businesses and assets	(265)	(34)	(2,487)	30
Unrealized loss on equity securities	38	-	408	-
Loss (gain) on insurance	93	-	93	(20)
Depreciation and amortization	2,465	1,998	6,718	5,806
Adjusted EBITDA	$12,226	$11,912	$36,631	$35,432

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$5,638	$5,389	$18,717	$24,385
Amortization of intangibles	165	65	474	161
Settlement of lawsuits	-	474	144	1,274
Impairment of assets	-	-	-	1,550
Loss (gain) on sale of businesses and assets	(265)	(34)	(2,487)	30
Unrealized loss on equity securities	38	-	408	-
Loss (gain) on insurance	93	-	93	(20)
Costs and charges related to debt refinancing	-	-	-	827
Income tax effect of adjustments above	(6)	(218)	327	(11,076)
Non-GAAP net income	$5,663	$5,676	$17,676	$17,131

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,620	9,719	9,671	9,719
GAAP diluted earnings per share	$0.59	$0.55	$1.94	$2.51
Amortization of intangibles	0.02	0.01	0.05	0.02
Settlement of lawsuits	-	0.05	0.01	0.13
Impairment of assets	-	-	-	0.16
Loss (gain) on sale of businesses and assets	(0.03)	(0.00)	(0.26)	0.00
Unrealized loss on equity securities	0.00	-	0.04	-
Loss (gain) on insurance	0.01	-	0.01	(0.00)
Costs and charges related to debt refinancing	-	-	-	0.09
Income tax effect of adjustments above	(0.00)	(0.02)	0.03	(1.14)
Non-GAAP diluted earnings per share	$0.59	$0.58	$1.83	$1.76

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$9,974	$9,492	$32,272	$26,863
Amortization of intangibles	165	65	474	161
Settlement of lawsuits	-	474	144	1,274
Impairment of assets	-	-	-	1,550
Loss (gain) on insurance	93	-	93	(20)
Loss (gain) on sale of businesses and assets	(265)	(34)	(2,487)	30
Non-GAAP operating income	$9,967	$9,997	$30,496	$29,858

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	21.2%	22.3%	23.8%	21.5%
Amortization of intangibles	0.4%	0.2%	0.3%	0.1%
Settlement of lawsuits	-	1.1%	0.1%	1.0%
Impairment of assets	-	-	-	1.2%
Loss (gain) on insurance	0.2%	-	0.1%	-0.0%
Loss (gain) on sale of businesses and assets	-0.6%	-0.1%	-1.8%	0.0%
Non-GAAP operating margin	21.2%	23.4%	22.4%	23.9%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At June 30, 2019, our cash and cash equivalents were approximately $11.0 million compared to $17.7 million at September 30, 2018. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2019, we had negative working capital of $5.4 million compared to a positive working capital of $55,000 as of September 30, 2018, excluding assets held for sale of $2.9 million as of September 30, 2018. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities increased to $28.4 million for the nine months ended June 30, 2019 from $22.4 million for the nine months ended June 30, 2018. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the next 12 months from the issuance of this report. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2019	2018
Operating activities	$28,414	$22,411
Investing activities	(25,608)	(18,564)
Financing activities	(9,576)	(598)
Net increase (decrease) in cash and cash equivalents	$(6,770)	$3,249

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months
	Ended June 30,
	2019	2018
Net income	$18,826	$24,456
Depreciation and amortization	6,718	5,806
Deferred tax expense (benefit)	1,237	(9,659)
Debt prepayment penalty	-	543
Net change in operating assets and liabilities	3,324	(1,028)
Impairment of assets	-	1,550
Other	(1,691)	743
Net cash provided by operating activities	$28,414	$22,411

Net cash provided by operating activities increased from year-to-year due primarily to the increase in income from operations, lower income taxes paid, and a favorable net change in operating assets and liabilities, partially offset by higher interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2019	2018
Additions to property and equipment	$(16,901)	$(18,827)
Acquisition of businesses, net of cash acquired	(13,500)	(484)
Proceeds from sale of businesses and assets	5,106	629
Proceeds from insurance	-	20
Issuance of note receivable	(420)	-
Proceeds from notes receivable	107	98
Net cash used in investing activities	$(25,608)	$(18,564)

Following is a breakdown of our additions to property and equipment for the nine months ended June 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended June 30,
	2019	2018
New facilities and equipment	$14,829	$16,980
Maintenance capital expenditures	2,072	1,847
Total capital expenditures	$16,901	$18,827

The capital expenditures during the nine months ended June 30, 2019 were composed primarily of construction and development costs for four new locations, while the capital expenditures during the nine months ended June 30, 2018 were composed primarily of construction and development costs for one new location and purchase of real estate for three Bombshells locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Acquisitions of $13.5 million, excluding acquisition-related costs, for the nine months ended June 30, 2019 relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2019	2018
Proceeds from long-term debt	$12,330	$72,387
Payments on long-term debt	(18,634)	(70,444)
Debt prepayment penalty	-	(543)
Purchase of treasury stock	(2,364)	-
Payment of dividends	(867)	(876)
Payment of loan origination costs	(20)	(960)
Distribution to noncontrolling interests	(21)	(162)
Net cash used in financing activities	$(9,576)	$(598)

We purchased 102,113 shares of our common stock at an average price of $23.15 during the nine months ended June 30, 2019, while we did not purchase shares of our Company’s common stock during the same period last year. We paid quarterly dividends of $0.03 per share during each of the current- and prior-year quarters.

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

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Nine Months
	Ended June 30,
	2019	2018
Net cash provided by operating activities	$28,414	$22,411
Less: Maintenance capital expenditures	2,072	1,847
Free cash flow	$26,342	$20,564

Our free cash flow for the current-year nine-month period increased by 28.1% compared to the comparable prior-year period. Though we generated a sizeable amount of free cash flow during the nine months ended June 30, 2019, we still ended with a net decrease in cash and cash equivalents from the most recent year-end due to our acquisition of two new clubs and the construction of new Bombshells units.

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

The following table presents a summary of such indicators for the nine months ended June 30:

		Increase		Increase
	2019	(Decrease)	2018	(Decrease)	2017

Sales of alcoholic beverages	$56,366	6.7%	$52,835	19.8%	$44,085
Sales of food and merchandise	19,175	13.4%	16,906	28.1%	13,201
Service revenues	51,609	6.8%	48,338	12.4%	42,995
Other	8,726	24.8%	6,993	29.4%	5,405
Total revenues	135,876	8.6%	125,072	18.3%	105,686
Net cash provided by operating activities	$28,414	26.8%	$22,411	25.2%	$17,897
Adjusted EBITDA*	$36,631	3.4%	$35,432	27.8%	$27,715
Free cash flow*	$26,342	28.1%	$20,564	23.9%	$16,592
Long-term debt (end of period)	$146,579	11.7%	$131,255	4.8%	$125,268

* See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 102,113 shares of our common stock at an average price of $23.15 per share during the nine months ended June 30, 2019, while we did not purchase shares of our common stock during the same period last year. In January 2019, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of June 30, 2019, we have $10.8 million remaining to purchase additional shares under our share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2019. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below, and on the conclusion to supplement certain disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as described in our Form 8-K filed on July 22, 2019. We are in the process of remediating the material weaknesses in our internal control, as described below, and we are implementing a more robust corporate and accounting governance program, as described in the July 22, 2019 Form 8-K. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. During the quarter ended December 31, 2018, we purchased 14,111 shares of our common stock in the open market at prices ranging from $24.85 to $25.15 per share. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million. During the quarter ended March 31, 2019, we purchased 70,700 shares of our common stock in the open market at prices ranging from $20.75 to $24.00 per share. During the quarter ended June 30, 2019, we purchased 17,302 shares of our common stock in the open market at prices ranging from $22.70 to $23.50 per share. As of June 30, 2019, we have $10.8 million remaining to purchase additional shares.

Following is a summary of our purchases during the quarter ended June 30, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 1-30, 2019	17,302	$23.26	17,302	$10,776,929
May 1-31, 2019	-		-	$10,776,929
June 1-30, 2019	-		-	$10,776,929
Total	17,302	$23.26	17,302

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws. (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

