Form 10-K
period 2019-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2020-02-13
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $204,593,354.

As of February 6, 2020, there were approximately 9,258,000 shares of common stock outstanding.

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

2

PART I

Item 1. Business.

INTRODUCTION

RCI Hospitality Holdings, Inc. (sometimes referred to as “RCIHH” herein) is a holding company engaged in a number of activities in the hospitality and related businesses. Through our subsidiaries, as of September 30, 2019, we operate a total of 46 establishments (including one that was temporarily closed due to fire and reopened after year-end) that offer live adult entertainment and/or restaurant and bar operations. We also operate a leading business communications company (the “Media Group”) serving the multibillion-dollar adult nightclubs industry. We have two principal reportable segments—Nightclubs and Bombshells. The terms “Company,” “we,” “our,” “us” and similar terms used in this Form 10-K refer to RCIHH and its subsidiaries. Except for executive officers of RCIHH, any employment referenced in this document is not with RCIHH but solely with one of its subsidiaries. RCIHH was incorporated in the State of Texas in 1994.

Our fiscal year ends on September 30. References to years 2019, 2018, and 2017 are for fiscal years ended September 30, 2019, 2018, and 2017, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

Our corporate website address is www.rcihospitality.com. Upon written request, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC under the Securities Exchange Act of 1934, as amended (www.sec.gov). Information contained in the corporate website shall not be construed as part of this Form 10-K.

OUR BUSINESS

We operate several businesses, which we aggregate for financial reporting into two reportable segments – Nightclubs and Bombshells – and combine other operating segments into “Other.”

Nightclubs Segment

We operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, and Kappa Men’s Club. We also operate dance clubs under the brand name Studio 80.

We generate revenue on our nightclubs through the sale of alcoholic beverages, food and merchandise items; service in the form of cover charge, dance fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.

During fiscal 2019, our Nightclub segment sales mix was 46% service revenue; 39% alcoholic beverages; and 15% food, merchandise and other. Segment gross margin (revenues less cost of goods sold) was approximately 89%. We grew Nightclubs segment revenue by 6.1% and income from operations by 16.3% from prior year.

In November 2018, we acquired a club in Chicago, Illinois for $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller-financed note with interest at 7%. We have since rebranded the club as Rick’s Cabaret Chicago. It generated $5.0 million in revenues during fiscal 2019 since acquisition date. See Note 15 to our consolidated financial statements for details of the transaction.

Also in November 2018, we acquired a club in Pittsburgh, Pennsylvania for $15.0 million with $7.5 million cash paid at closing and two seller notes payable. The first note is a 2-year 7% note for $2.0 million and the second is a 10-year 8% note for 5.5 million. We have since rebranded the club as Rick’s Cabaret Pittsburgh. It generated $4.6 million in revenues during fiscal 2019 since acquisition date. See Note 15 to our consolidated financial statements for details of the transaction.

On November 5, 2019, the Company announced that its subsidiaries have signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. As of the filing of this report, closing of this transaction is still pending subject to certain conditions. Under the terms of the agreements, Company subsidiaries will pay $7.2 million for the club and $7.8 million for the real estate using $4.0 million in seller financing at 6.0% for the club with the balance of cash from an anticipated $11.0 million bank loan at a blended rate of 6.25%.

A list of our nightclub locations is in Item 2— “Properties.”

Bombshells Segment

As of September 30, 2019, we operated eight Bombshells, all in Texas with one in Dallas, one in Austin, and six in the Greater Houston area. The restaurant concept sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also open to franchising under our subsidiary, BMB Franchising Services, Inc., which has been approved to sell franchises in all 50 states.

During fiscal 2019, Bombshells sales mix was 58% alcoholic beverages and 42% food, merchandise and other. Segment gross margin (revenues less cost of goods sold) was approximately 75%. We grew Bombshells segment revenue by 27.9% and income from operations by 13.1% from prior year.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within six years, eight more opened in the Austin and Houston, Texas areas, including two that were opened in the current fiscal 2019. In September 2016, we closed one Bombshells location in Webster, Texas. In the current fiscal 2019, we opened one Bombshells on Interstate 10 (BMB I-10), east of Houston in December 2018, and another one on State Highway 249 (BMB 249), northwest of Houston in March 2019. BMB I-10 and BMB 249 generated revenues of $4.3 million and $2.3 million, respectively, during fiscal 2019. Of the eight active Bombshells as of September 30, 2019, six are freestanding pad sites and two are inline locations.

Subsequent to fiscal year 2019, we opened two new Bombshells units, one in October 2019 (BMB Katy) and another in January 2020 (BMB 59).

For a list of our Bombshells locations, refer to Item 2—“Properties.”

Other Segment

We group together all operating segments other than Nightclubs and Bombshells as Other reportable segment. This is made up of several wholly-owned subsidiaries composed primarily of our Media Group and Drink Robust. Our Media Group is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 2,200-plus adult nightclubs in North America, which collectively have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and StorErotica magazines, and maintains a number of B-to-B and consumer websites for both industries. Drink Robust is licensed to sell Robust Energy Drink in the United States.

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

Capital Allocation Strategy

Our capital allocation strategy provides us with disciplined guidelines on how we should use our free cash flows; provided however, that we may deviate from this strategy if the circumstances warrant. We calculate free cash flow as net cash flows from operating activities minus maintenance capital expenditures. Using the after-tax yield of buying our own stock as baseline, management believes that we are able to make better investment decisions.

Based on our current capital allocation strategy:

●	We consider buying back our own stock if the after-tax yield on free cash flow is above 10%;

●	We consider disposing of underperforming units to free up capital for more productive use;

●	We consider acquiring or developing our own clubs or restaurants that we believe have the potential to provide a minimum cash on cash return of 25%-33%, absent an otherwise strategic rationale;

●	We consider paying down our most expensive debt if it makes sense on a tax-adjusted basis, or there is an otherwise strategic rationale.

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

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR”, “THE SEVILLE CLUB”, “DOWN IN TEXAS SALOON”, “CLUB DULCE”, “THE BLACK ORCHID”, “HOOPS CABARET”, “VEE LOUNGE,” “STUDIO 80”, “FOXY’S CABARET,” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET”, “Toys for Tatas”, “In The Biz”, “Better Flight, Better Price!” and “Bombshells Officer’s Club”. We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of September 30, 2019, we had approximately 2,200 employees, of which approximately 280 are in management positions, including corporate and administrative operations, and approximately 1,920 are engaged in entertainment, food and beverage service, including bartenders, waitresses, and certain entertainers. None of our employees are represented by a union. We consider our employee relations to be good. Additionally, as of September 30, 2019, we had independent contractor entertainers, who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements where allowed by federal and state laws.

We believe that the adult entertainment industry standard of treating entertainers as independent contractors provides us with safe harbor protection to preclude payroll tax assessment. We have prepared plans that we believe will protect our profitability in the event that the sexually oriented business industry is required in all states to convert entertainers, who are now independent contractors, into employees. See related discussion in “Risk Factors” below.

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

We have recorded impairment charges in past periods and may record additional impairment charges in future periods.

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite-lived intangible assets. As a result of our annual impairment review, we recorded impairment charges of $6.0 million in 2019 (representing $4.2 million property and equipment impairment on two clubs, $1.6 million goodwill impairment on four clubs, and $178,000 of license impairment on one club); $5.6 million in 2018 (representing a $1.6 million of property and equipment impairment on one club and one Bombshells, $834,000 goodwill impairment on two clubs, and $3.1 million of license impairment on three clubs); and $7.6 million in 2017 (including $4.7 million of goodwill impairment on three operating clubs and one property held for sale, $385,000 of property and equipment impairment on one operating club, $1.4 million of license impairment on two clubs, and $1.2 million of other-than-temporary impairment recognized on our cost method investment in Robust). If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.

We may deviate from our present capital allocation strategy.

We believe that our present capital allocation strategy will provide us with optimized returns. However, implementation of our capital allocation strategy depends on the interplay of several factors such as our stock price, our outstanding common shares, the interest rates on our debt, and the rate of return on available investments. If these factors are not conducive to implementing our present capital allocation strategy, or we determine that adopting a different capital allocation strategy is in the best interest of shareholders, we reserve the right to deviate from this approach. There can be no assurance that we will not deviate from or adopt an alternative capital allocation strategy moving forward.

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

Historically, the adult entertainment, restaurant and bar industry has been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, adult entertainment industry revenues increase, and when economic conditions are unfavorable, entertainment industry revenues decline. Coupled with this economic sensitivity are the trendy personal preferences of the customers who frequent adult cabarets. We continuously monitor trends in our customers’ tastes and entertainment preferences so that, if necessary, we can make appropriate changes which will allow us to remain one of the premiere adult cabarets. However, any significant decline in general corporate conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we have historically catered to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code of 1954, as amended, could adversely affect sales to customers dependent upon corporate expense accounts.

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

Our securities are currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever delisted from NASDAQ, they may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. Additionally, we are presently not in compliance with NASDAQ Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the SEC. Although we intend to regain compliance with Listing Rule 5250(c)(1) by filing all such reports as soon as practicable, there is no assurance that we will be able to maintain compliance with Listing Rule 5250(c)(1) or any of the other NASDAQ continued listing requirements.

We may be subject to allegations, defamations, or other detrimental conduct by third parties, which could harm our reputation and cause us to lose customers and/or contribute to a deflation of our stock price.

We have been subject to allegations by third parties or purported former employees, negative internet postings, and other adverse public exposure on our business, operations and staff compensation. We may also become the target of defamations or other detrimental conduct by third parties or disgruntled former or current employees. Such conduct may include complaints, anonymous or otherwise, to regulatory agencies, media or other organizations. We may be subject to government or regulatory investigation or other proceedings as a result of such third-party conduct and may be required to spend significant time and incur substantial costs to address such third-party conduct, and there is no assurance that we will be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Any government or regulatory investigations initiated as a result of the above may cause a deflation in our stock price. Additionally, allegations, directly or indirectly against us, may be posted on the internet, including social media platforms by anyone, whether or not related to us, on an anonymous basis. Any negative publicity on us or our management can be quickly and widely disseminated. Social media platforms and devices immediately publish the content of their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted may be inaccurate and adverse to us, and it may harm our reputation, business or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially false information about our business and operations, which in turn may cause us to lose customers.

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of an SEC investigation.

We are cooperating with an SEC investigation as discussed in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. We cannot predict the outcome or impact of this matter, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2019 because of a material weakness. We are, however, addressing this issue and remediating our material weakness. Upon finalizing the remediation of this material weakness, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness over financial statement close and reporting—see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address this material weakness and to enhance our internal control over financial reporting, if this material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2019, we have 2 remaining unresolved claims out of the original 71 claims.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR”, “THE SEVILLE CLUB”, “DOWN IN TEXAS SALOON”, “CLUB DULCE”, “THE BLACK ORCHID”, “HOOPS CABARET”, “VEE LOUNGE,” “STUDIO 80”, “FOXY’S CABARET,” and “EXOTIC DANCER” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET”, “Toys for Tatas”, “In The Biz”, “Better Flight, Better Price!” and “Bombshells Officer’s Club”. We also own the rights to numerous trade names associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

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

We are dependent on key personnel.

Our future success is dependent, in a large part, on retaining the services of Eric Langan, our President and Chief Executive Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance with respect to Mr. Langan. Mr. Langan’s employment agreement recently expired. Although we are presently in the process of negotiating a new employment agreement with Mr. Langan, there can be no assurance that Mr. Langan will continue to be employed by us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2019, we own 48 real estate properties. On 35 of these properties, we operate clubs or restaurants. We lease multiple other properties to third-party tenants. Three of our owned properties are in locations where we previously operated clubs, but now lease the buildings to third parties. Five are non-income-producing properties for corporate use, including our corporate office. We have two properties that are under construction for future Bombshells sites (one opened in October 2019 and the other opened in January 2020), with one adjacent property that may be offered for sale in the future. Eleven of our clubs and restaurants are in leased locations.

Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.

Below is a list of locations we operated as of September 30, 2019:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston	2006	(1)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(1)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014	(1)
Bombshells, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017	(2)
Scarlett’s Cabaret, Miami, FL	2017	(1)
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019

(1)	Leased location.
(2)	This location was temporarily closed due to a fire and reopened in November 2019.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2019, certain of our owned properties were collateral for mortgage debt amounting to approximately $91.2 million. Also, see more information in Notes 6, 9 and 11 to our consolidated financial statements.

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

Holders

On February 6, 2020, the closing stock price for our common stock as reported by NASDAQ was $18.00, and there were approximately 150 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 5,900 stockholders having beneficial ownership in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.

Dividend Policy

Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared regular quarterly cash dividends of $0.03 per share, except for the fourth quarter of fiscal 2019 when we paid $0.04 per share. During fiscal 2019, 2018, and 2017, we paid an aggregate amount of $1.3 million, $1.2 million, and $1.2 million, respectively, for cash dividends.

Purchases of Equity Securities by the Issuer

Following is a summary of our purchases during the quarter ended September 30, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1-31, 2019	-		-	$10,776,929
August 1-31, 2019	-		-	$10,776,929
September 1-30, 2019	25,927	$20.74	25,927	$10,239,283
Total	25,927	$20.74	25,927

(1)	Prices include any commissions and transaction costs.

(2)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors.

Subsequent to September 30, 2019 through the filing date of this report, we purchased 332,671 shares of the Company’s common stock for a total of $6.4 million. On February 6, 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million.

Equity Compensation Plan Information

We have no stock options nor any other equity award outstanding under equity compensation plans as of September 30, 2019.

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

Stock Performance Graph

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2014 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
RICK
IXIC
DJUSRU

Item 6. Selected Financial Data.

The following tables set forth certain of the Company’s historical financial data. The selected historical consolidated financial position data as of September 30, 2019 and 2018 (as revised) and results of operations data for the years ended September 30, 2019, 2018 (as revised), and 2017 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of September 30, 2017, 2016, and 2015 and for the years ended September 30, 2016 and 2015 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein to enhance understanding of these data (in thousands, except per share data and percentages).

Financial Statement Data:

	Years Ended September 30,
	2019	2018	2017	2016	2015
Revenue	$181,059	$165,748	$144,896	$134,860	$135,449
Income from operations(2)	$34,701	$27,562	$23,139	$20,693	$20,727
Operating margin	19.2%	16.6%	16.0%	15.3%	15.3%
Net income attributable to RCIHH(2)	$19,175	$20,879	$8,259	$11,218	$9,214
Diluted earnings per share(2)	$1.99	$2.15	$0.85	$1.11	$0.89
Capital expenditures	$21,184	$25,263	$11,249	$28,148	$19,259
Dividends declared per share	$0.13	$0.12	$0.12	$0.09	$-

	September 30,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$14,097	$17,726	$9,922	$11,327	$8,020
Total current assets	$34,771	$36,802	$26,242	$29,387	$16,935
Total assets(2)	$353,637	$329,732	$299,884	$276,061	$266,527
Total current liabilities (excluding current portion of long-term debt)	$18,454	$14,798	$13,671	$17,087	$15,580
Long-term debt (including current portion)	$143,528	$140,627	$124,352	$105,886	$94,349
Total liabilities	$185,336	$176,400	$164,659	$146,722	$138,973
Total RCIHH stockholders’ equity(2)	$168,457	$153,435	$132,745	$126,755	$121,691
Common shares outstanding	9,591	9,719	9,719	9,808	10,285

Non-GAAP Measures and Other Data:

	Years Ended September 30,
	2019	2018	2017	2016	2015
Adjusted EBITDA(1)	$46,242	$44,387	$37,348	$34,531	$34,125
Non-GAAP operating income(1)	$37,945	$37,000	$30,668	$27,566	$27,974
Non-GAAP operating margin(1)	21.0%	22.3%	21.2%	20.4%	20.7%
Non-GAAP net income(1)	$22,287	$21,160	$13,953	$13,302	$13,873
Non-GAAP diluted net income per share(1)	$2.31	$2.18	$1.43	$1.32	$1.34
Free cash flow(1)	$33,316	$23,242	$19,281	$20,513	$14,889
Same-store sales	-0.3%	4.6%	4.9%	-1.3%	-1.5%

(1)	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures. Certain line items in the fiscal 2018 “Non-GAAP Financial Measures” section have been revised, as affected by (2) below.

(2)	We revised the consolidated balance sheet as of September 30, 2018 and the consolidated statements of income and cash flows for the year ended September 30, 2018 due to certain misstatements in our goodwill impairment testing. See Note 3 to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

●	Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

●	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

●	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens and Pembroke Park, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; and Washington Park, Kappa and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells	Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring and Pearland, Texas under the brand name Bombshells Restaurant & Bar.

Other

Our wholly-owned subsidiaries own a media division (“Media Group”), including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites. Included here is Drink Robust, which is licensed to sell Robust Energy Drink in the United States.

Our revenues are derived from the sale of liquor, beer, wine, food, merchandise; service revenues such as cover charges, membership fees, and facility use fees; and other revenues such as commissions from vending and ATM machines, real estate rental, valet parking, and other products and services for both nightclub and restaurant/sports bar operations. Other revenues include Media Group revenues for the sale of advertising content and revenues from our annual Expo convention, and Drink Robust sales. Our fiscal year-end is September 30.

We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.

Our goal is to use our Company’s assets—our brands, financial strength, and the talent and strong commitment of our management and employees—to become more competitive and to accelerate growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical and industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

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

Long-Lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the fourth quarter of 2019, we impaired two clubs for a total of $4.2 million; during the fourth quarter of 2018, we impaired one club and one Bombshells by a total of $1.6 million; and during the fourth quarter of fiscal 2017, we impaired one club by $385,000.

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

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million. For the year ended September 30, 2018, we identified two reporting units that were impaired and recognized a goodwill impairment loss totaling $834,000. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $178,000 in 2019 related to one club, $3.1 million in 2018 related to three clubs, and $1.4 million in 2017 related to two clubs.

Investment

During the fourth quarter of fiscal 2017, we also fully impaired our remaining investment in Drink Robust amounting to $1.2 million. Available-for-sale investments are carried at fair value with the unrealized gain or loss recorded in other comprehensive income until our adoption of Accounting Standards Update No. 2016-01 on October 1, 2018, at which the change in fair value is recorded in current earnings. See Note 2 to our consolidated financial statements.

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

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate was 21%.

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

OPERATIONS REVIEW

Highlights of operations from fiscal 2019 compared to fiscal 2018 (with fiscal 2017 comparative data) are as follows:

●	Revenues of $181.1 million compared to $165.7 million, a 9.2% increase

Nightclubs revenue of $148.6 million compared to $140.1 million in 2018, a 6.1% increase

Bombshells revenue of $30.8 million compared to $24.1 million in 2018, a 27.9% increase

Fiscal 2017 total revenues of $144.9 million (Nightclubs revenue of $124.7 million and Bombshells revenue of $18.8 million)

●	Consolidated same-store sales decrease of 0.3% (0.6% increase for Nightclubs and 6.1% decrease for Bombshells)

Consolidated, Nightclubs and Bombshells same-store sales in 2018 (compared to 2017) of +4.6%, +5.8% and -3.3%, respectively

Consolidated, Nightclubs and Bombshells same-store sales in 2017 (compared to 2016) of +4.9%, +5.1% and +3.5%, respectively

●	Diluted earnings per share (“EPS”) of $1.99 compared to $2.15, a 7.4% decrease (non-GAAP diluted EPS* of $2.31 compared to $2.18, a 6.0% increase) (diluted EPS of $0.85 and non-GAAP diluted EPS of $1.43 in fiscal 2017)

●	Free cash flow* of $33.3 million compared to $23.2 million, a 43.3% increase ($19.3 million in fiscal 2017)

*	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the past three fiscal years:

	2019	2018	2017
		(As Revised)
Revenues
Sales of alcoholic beverages	41.5%	41.7%	41.7%
Sales of food and merchandise	14.3%	13.5%	12.6%
Service revenues	37.6%	38.7%	40.1%
Other	6.6%	6.1%	5.6%
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold
Alcoholic beverages	20.4%	20.7%	21.7%
Food and merchandise	35.1%	36.3%	40.5%
Service and other	0.7%	0.6%	0.3%
Total cost of goods sold (exclusive of items shown separately below)	13.8%	13.8%	14.3%
Salaries and wages	27.5%	26.9%	27.6%
Selling, general and administrative	33.1%	32.5%	32.3%
Depreciation and amortization	5.0%	4.7%	4.8%
Other charges, net	1.4%	5.5%	5.0%
Total operating expenses	80.8%	83.4%	84.0%
Income from operations	19.2%	16.6%	16.0%
Other income (expenses)
Interest expense	-5.6%	-6.0%	-6.0%
Interest income	0.2%	0.1%	0.2%
Unrealized loss on equity securities	-0.3%	-	-
Income before income taxes	13.4%	10.8%	10.1%
Income tax expense (benefit)	2.7%	-1.9%	4.4%
Net income	10.7%	12.6%	5.7%

†	Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Increase (Decrease)
	2019 vs. 2018		2018 vs. 2017
	Amount	%	Amount	%
			(As Revised)
Sales of alcoholic beverages	$6,020	8.7%	$8,681	14.4%
Sales of food and merchandise	3,397	15.1%	4,177	22.9%
Service revenues	3,951	6.2%	5,972	10.3%
Other	1,943	19.3%	2,022	25.1%
Total revenues	15,311	9.2%	20,852	14.4%

Cost of goods sold
Alcoholic beverages	976	6.8%	1,213	9.2%
Food and merchandise	923	11.3%	735	9.9%
Service and other	129	28.7%	240	114.8%
Total cost of goods sold (exclusive of items shown separately below)	2,028	8.9%	2,188	10.6%
Salaries and wages	5,286	11.9%	4,518	11.3%
Selling, general and administrative	6,072	11.3%	7,049	15.1%
Depreciation and amortization	1,350	17.5%	802	11.6%
Other charges, net	(6,564)	-71.5%	1,872	25.6%
Total operating expenses	8,172	5.9%	16,429	13.5%
Income from operations	7,139	25.9%	4,423	19.1%
Other income/expenses
Interest expense	255	2.6%	1,190	13.6%
Interest income	75	32.1%	(32)	-12.0%
Unrealized loss on equity securities	612	100.0%	-	0.0%
Income before income taxes	6,347	35.6%	3,201	21.9%
Income tax expense/benefit	7,981	256.0%	(9,477)	-149.0%
Net income	$(1,634)	-7.8%	$12,678	153.1%

Revenues

Consolidated revenues increased by $15.3 million, or 9.2%, from 2018 to 2019, and increased by $20.9 million, or 14.4%, from 2017 to 2018. The increase from 2018 to 2019 was mainly due to a 10.9% increase from newly acquired or constructed units and a 0.3% increase in other revenues, partially offset by a 1.7% decrease from closed units and the impact of the 0.3% decline in same-store sales. The increase from 2017 to 2018 was primarily due to 11.5% in newly acquired or constructed or reconcepted locations, the impact of the 4.6% increase in consolidated same-store sales, and a minimal increase in other revenues, partially offset by a 1.8% decrease from closed locations.

By reportable segment, revenues were as follows (in thousands):

	2019	2018	2017

Nightclubs	$148,606	$140,060	$124,687
Bombshells	30,828	24,094	18,830
Other	1,625	1,594	1,379
	$181,059	$165,748	$144,896

Nightclubs segment revenues. Nightclubs revenues increased by 6.1% and 12.3% from 2018 to 2019 and from 2017 to 2018, respectively. A breakdown of the changes compared to total change in Nightclubs revenues is as follows:

	2019 vs. 2018	2018 vs. 2017
Impact of 0.6% and 5.8% increase in same-store sales, respectively, to total revenues	0.5%	5.6%
Newly acquired and reconcepted units	7.4%	8.5%
Closed units	(2.1)%	(1.8)%
Other	0.4%	0.1%
	6.1%	12.3%

By type of revenue line item, changes in Nightclubs segment revenue dollars are broken down as:

	2019 vs. 2018	2018 vs. 2017
Sales of alcoholic beverages	4.5%	12.6%
Sales of food and merchandise	2.5%	12.2%
Service revenues	6.0%	10.4%
Other	22.6%	27.0%

Nightclubs segment sales mix did not change much through the three fiscal years:

	2019	2018	2017

Sales of alcoholic beverages	38.5%	39.1%	39.0%
Sales of food and merchandise	8.8%	9.1%	9.1%
Service revenues	45.7%	45.7%	46.5%
Other	7.0%	6.1%	5.4%
	100.0%	100.0%	100.0%

Included in the 2019 new units are Rick’s Cabaret Chicago and Rick’s Cabaret Pittsburgh, which were acquired in November 2018 (see Note 15 to our consolidated financial statements) and contributed $5.0 million and $4.6 million in revenues for 2019 since acquisition date. Included in the 2018 new units is Kappa Men’s Club, which was acquired in May 2018.

Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.7 million in 2019, $1.2 million in 2018, and $1.1 million in 2017.

Bombshells segment revenues. Bombshells revenues increased by 27.9% from 2018 to 2019 and by 28.0% from 2017 to 2018. A breakdown of the changes compared to total changes in Bombshells revenues is as follows:

	2019 vs. 2018	2018 vs. 2017
Impact of 6.1% and 3.3% decrease in same-store sales, respectively, to total revenues	(5.1)%	(3.2)%
New units	32.4%	32.5%
Closed units	0.6%	(1.4)%
	27.9%	28.0%

By type of revenue line item, changes in Bombshells segment revenues are broken down as:

	2019 vs. 2018	2018 vs. 2017
Sales of alcoholic beverages	24.7%	21.5%
Sales of food and merchandise	31.7%	40.4%
Service revenues	224.0%	(58.0)%
Other	4.3%	35.3%

Bombshells segment sales mix for the three fiscal years is as follows:

	2019	2018	2017

Sales of alcoholic beverages	57.9%	59.4%	62.6%
Sales of food and merchandise	41.5%	40.3%	36.7%
Service revenues	0.5%	0.2%	0.6%
Other	0.1%	0.1%	0.1%
	100.0%	100.0%	100.0%

Bombshells 290 was opened early in the fourth quarter of 2017. Bombshells Pearland was opened in the third quarter of 2018. Bombshells I-10 was opened in the first quarter of 2019, while Bombshells 249 was opened in the second quarter of 2019.

Other segment revenues. Other revenues included revenues from Drink Robust in 2019 and 2018. After a brief period when a majority of our interest in Drink Robust was sold, we later reacquired Drink Robust in March 2018 (see Note 15 to our consolidated financial statements). Drink Robust sales were $231,000, $141,000, and $0 in fiscal 2019, 2018, and 2017, respectively, which excludes intercompany sales to Nightclubs and Bombshells units. Media business revenues were $1.4 million, $1.4 million, and $1.2 million in fiscal 2019, 2018, and 2017, respectively.

Operating Expenses

Total operating expenses, as a percent of revenues, were 80.8%, 83.4%, and 84.0% for the fiscal year 2019, 2018, and 2017, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.8%, 13.8%, and 14.3% for fiscal 2019, 2018, and 2017, respectively. See above for breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.2%, 11.8%, and 12.7% for fiscal 2019, 2018, and 2017, respectively, which was primarily caused by sales mix shifting over to high-margin revenues. Bombshells cost of goods sold of 25.3%, 24.7%, and 24.8% for fiscal 2019, 2018, and 2017, respectively, which was mainly driven by food cost inflation.

Consolidated salaries and wages increased by $5.3 million, or 11.9%, from 2018 to 2019 and by $4.5 million, or 11.3%, from 2017 to 2018. The dollar increase from 2018 to 2019 primarily came from newly opened units plus the impact of pre-opening salaries and wages on still under-construction Bombshells units. The dollar increase from 2017 to 2018 was mainly from new club and restaurant openings. As a percentage of revenues, consolidated salaries and wages has been fairly stable at 27.5%, 26.9%, and 27.6% for fiscal year 2019, 2018, and 2017, respectively.

By reportable segment, salaries and wages are broken down as follows (in thousands):

	2019	2018	2017
Nightclubs	$32,267	$30,788	$28,329
Bombshells	8,887	5,804	4,393
Other	617	789	970
General corporate	8,062	7,166	6,337
	$49,833	$44,547	$40,029

Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in general corporate.

The components of consolidated selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2019	2018	2017	2019	2018	2017
Taxes and permits	$10,779	$9,545	$8,026	6.0%	5.8%	5.5%
Advertising and marketing	8,392	7,536	6,704	4.6%	4.5%	4.6%
Supplies and services	5,911	5,344	4,873	3.3%	3.2%	3.4%
Insurance	5,429	5,473	4,006	3.0%	3.3%	2.8%
Rent	3,896	3,720	3,258	2.2%	2.2%	2.2%
Legal	5,180	3,586	3,074	2.9%	2.2%	2.1%
Utilities	3,165	2,969	2,824	1.7%	1.8%	1.9%
Charge card fees	3,803	3,244	2,783	2.1%	2.0%	1.9%
Security	2,973	2,617	2,251	1.6%	1.6%	1.6%
Accounting and professional fees	2,815	2,944	2,159	1.6%	1.8%	1.5%
Repairs and maintenance	2,980	2,184	2,091	1.6%	1.3%	1.4%
Other	4,573	4,662	4,726	2.5%	2.8%	3.3%
	$59,896	$53,824	$46,775	33.1%	32.5%	32.3%

By reportable segment, selling, general and administrative expenses are broken down as follows (in thousands):

	2019	2018	2017
Nightclubs	$40,033	$38,200	$34,074
Bombshells	10,441	7,454	5,663
Other	356	467	621
General corporate	9,066	7,703	6,417
	$59,896	$53,824	$46,775

The significant variances in selling, general and administrative expenses are as follows:

Taxes and permits increased by $1.2 million, or 12.9%, from 2018 to 2019 primarily due to new units, higher taxes on those new units, and increases in patron taxes and property taxes as a result of increased sales revenues. Taxes and permits increased by $1.5 million, or 18.9%, from 2017 to 2018 primarily due to an increased operating activity and the previously mentioned sales tax audit settlements in 2018. As a percentage of revenues, taxes and permits were 6.0%, 5.8%, and 5.5% for 2019, 2018, and 2017, respectively.

Advertising and marketing increased by $856,000, or 11.4%, from 2018 to 2019 and increased by $832,000, or 12.4%, from 2017 to 2018 mainly due to new units. As a percentage of revenues, advertising and marketing was relatively flat at 4.6%, 4.5%, and 4.6% for 2019, 2018, and 2017, respectively.

Insurance decreased nominally by $44,000, or 0.8%, from 2018 to 2019. It increased by $1.5 million, or 36.6%, from 2017 to 2018 primarily due to an increase in general liability insurance premiums and additional property insurance.

Rent expense increased by $176,000, or 4.7%, from 2018 to 2019 mainly due to adjustments in deferred rent liability in fiscal year 2018. Rent expense increased by $462,000, or 14.2% from 2017 to 2018 primarily due to Scarlett’s Miami, which was acquired in May 2017, and Bombshells 290, which was opened in July 2017. As a percentage of revenues, rent expense has been flat at 2.2% in all three years.

Legal expenses increased in 2019 from 2018 by $1.6 million, or 44.5%, mainly due to SEC-related matters. Legal expenses increased by $512,000, or 16.7%, from 2017 to 2018 primarily due to increased legal activity on on-going litigation cases.

Charge card fees increased by $559,000, or 17.5%, from 2018 to 2019, and by $461,000, or 16.6%, from 2017 to 2018. Both increases were directly related to higher revenues from prior year. As a percentage of revenues, charge card fees were 2.1%, 2.0%, and 1.9% in 2019, 2018, and 2017, respectively.

Accounting and professional fees decreased by $129,000, or 4.4%, from 2018 to 2019 mainly due to consulting services during our ERP implementation in 2018. Accounting and professional fees increased by $785,000, or 36.4%, from 2017 to 2018 primarily due to our hiring of an outside internal controls consultant in 2018 and the previously mentioned ERP implementation consultants.

Depreciation and amortization increased by $1.4 million, or 17.5%, from 2018 to 2019, and increased by $802,000, or 11.6%, from 2017 to 2018 coming from newly acquired and constructed units.

The components of other charges, net are in the table below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2019	2018	2017	2019	2018	2017
		(As Revised)
Impairment of assets	$6,040	$5,570	$7,639	3.3%	3.4%	5.3%
Settlement of lawsuits	225	1,669	317	0.1%	1.0%	0.2%
Loss (gain) on sale of businesses and assets	(2,877)	1,965	(542)	-1.6%	1.2%	-0.4%
Gain on insurance	(768)	(20)	-	-0.4%	-0.0%	-
Gain on settlement of patron tax	-	-	(102)	-	-	-0.1%
Total other charges, net	$2,620	$9,184	$7,312	1.4%	5.5%	5.0%

The significant variances in other charges, net are discussed below:

During the year ended September 30, 2017, we recorded aggregate impairment charges of $7.6 million ($1.4 million in the third quarter and $6.2 million in the fourth quarter) for the goodwill of four club locations ($4.7 million), including one that we have put up for sale during the fiscal year; for property and equipment of one club ($385,000); for SOB license of two club locations ($1.4 million), and for our remaining investment in Drink Robust ($1.2 million). During the year ended September 30, 2018, we recorded a loss on the note owed to us the by former owner of Drink Robust in relation to our reacquisition of Drink Robust ($1.55 million in the second quarter), impairment related to licenses of three clubs ($3.1 million in the fourth quarter), impairment related to goodwill of two clubs ($834,000 in the fourth quarter), and impairment related to long-lived assets of a club that closed and a still-operating Bombshells ($1.6 million in the fourth quarter). During the year ended September 30, 2019, we recorded aggregate impairment charges amounting to $6.0 million related to goodwill of four clubs ($1.6 million), SOB license of one club ($178,000), and property and equipment of two clubs ($4.2 million). See Notes 15 and 17 to our consolidated financial statements for further discussion.

Income from Operations

Below is a table which reflects segment contribution to income from operations (in thousands):

	2019	2018	2017
		(As Revised)
Nightclubs	$50,724	$43,624	$35,138
Bombshells	2,307	2,040	3,084
Other	(309)	(252)	(522)
General corporate	(18,021)	(17,850)	(14,561)
	$34,701	$27,562	$23,139

Our operating margin (income from operations divided by revenues) was 19.2% in 2019, 16.6% in 2018, and 16.0% in 2017. Nightclubs operating margin was 34.1%, 31.1%, and 28.2% in 2019, 2018, and 2017, respectively, primarily due to the closure of underperforming units, fixed expense leverage on increasing sales, and impairment of assets of $5.9 million, $4.4 million, and $6.5 million for 2019, 2018, and 2017, respectively. Bombshells operating margin was 7.4%, 8.5%, and 16.4% in 2019, 2018, and 2017, respectively, mainly due to pre-opening expenses in 2019 (particularly in salaries and wages and selling, general and administrative expenses) and impairment of assets of $1.1 million in 2018.

Excluding the impact of settlement of lawsuits, impairment of assets, gain on insurance, gain on patron tax settlement, and gain on sale of businesses and assets, operating margin for the Nightclub segment would have been 35.9%, 35.1%, and 33.1% for 2019, 2018, and 2017, respectively. Excluding the impact of impairment of assets, loss on sale of assets, and settlement of lawsuits, Bombshells segment operating margin would have been 7.6%, 15.1%, and 16.4% for 2019, 2018, and 2017, respectively. Refer to discussion of Non-GAAP Financial Measures on page 32.

Interest Expense

Interest expense increased by $255,000 from 2018 to 2019, and increased by $1.2 million from 2017 to 2018. The increase in interest expense is due to higher average debt balance partially offset by lower weighted average interest rate. During the first quarter of 2018, we significantly increased our debt balance with our $81 million refinancing, but that transaction also significantly reduced our weighted average interest rate. During 2019, our debt repayments were significantly higher than our borrowing, excluding borrowings from acquisitions, thereby reducing interest expense as a percentage of revenue.

We consider rent plus interest expense as our occupancy costs since most of our debts are for real property where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. As a percentage of revenues, total occupancy costs, with its components, are shown below.

	2019	2018	2017
Rent	2.2%	2.2%	2.2%
Interest	5.6%	5.4%	6.0%
Total occupancy cost	7.8%	7.7%	8.3%

Income Taxes

Income taxes were an expense of $4.9 million in 2019, a benefit of $3.1 million in 2018, and an expense of $6.4 million in 2017. Our effective income tax rate was a 20.1% expense in 2019, a 17.5% benefit in 2018, and a 43.4% expense in 2017. The components of our annual effective income tax rate are the following:

	2019	2018	2017
Computed expected income tax expense	21.0%	24.5%	34.0%
State income taxes, net of federal benefit	2.8%	4.5%	2.0%
Deferred taxes on subsidiaries acquired/sold	-	4.0%	-
Permanent differences	0.2%	0.5%	0.7%
Change in deferred tax liability rate	-	-49.5%	9.1%
Reserve for uncertain tax position	-	-	2.8%
Tax credits	-3.7%	-4.5%	-3.9%
Other	-0.1%	3.1%	-1.3%
Total effective income tax rate	20.1%	-17.5%	43.4%

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

During fiscal 2019, the effective income tax rate has normalized to 20.1%, with the rate difference from the statutory federal corporate tax rate of 21% coming from offsetting impact of state income tax, net of federal benefit, and tax credits that are mostly FICA tip credits.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, and (f) gains or losses on settlement of patron tax case. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common shareholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) costs and charges related to debt refinancing, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, (h) gains or losses on settlement of patron tax case, and (i) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 20.1%, 24.5% and 37.0% effective tax rate of the pre-tax non-GAAP income before taxes for the 2019, 2018 and 2017, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities. The calculated amount for adjustment (i) above in fiscal 2018 was significantly affected by the change in the statutory federal corporate tax rate caused by the Tax Act.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common shareholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance (f) unrealized gains or losses on equity securities, (g) impairment of assets, (h) settlement of lawsuits, (i) gains or losses on settlement of patron tax case. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA multiple is also used as a target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended
	September 30,
	2019	2018	2017
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders(1)	$19,175	$20,879	$8,259
Income tax expense (benefit)	4,863	(3,118)	6,359
Interest expense, net	9,900	9,720	8,498
Settlement of lawsuits	225	1,669	317
Gain on settlement of patron tax case	-	-	(102)
Impairment of assets(1)	6,040	5,570	7,639
Loss (gain) on sale of businesses and assets	(2,877)	1,965	(542)
Depreciation and amortization	9,072	7,722	6,920
Unrealized loss on equity securities	612	-	-
Gain on insurance	(768)	(20)	-
Adjusted EBITDA	$46,242	$44,387	$37,348

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders(1)	$19,175	$20,879	$8,259
Amortization of intangibles	624	254	217
Settlement of lawsuits	225	1,669	317
Gain on settlement of patron tax case	-	-	(102)
Impairment of assets(1)	6,040	5,570	7,639
Loss (gain) on sale of businesses and assets	(2,877)	1,965	(542)
Costs and charges related to debt refinancing	-	827	-
Unrealized loss on equity securities	612	-	-
Gain on insurance	(768)	(20)	-
Net income tax effect of adjustments above	(744)	(9,984)	(1,835)
Non-GAAP net income	$22,287	$21,160	$13,953

	For the Year Ended
	September 30,
	2019	2018	2017
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,657	9,719	9,743
GAAP diluted earnings per share(1)	$1.99	$2.15	$0.85
Amortization of intangibles	0.06	0.03	0.02
Settlement of lawsuits	0.02	0.17	0.03
Gain on settlement of patron tax case	-	-	(0.01)
Impairment of assets(1)	0.63	0.57	0.78
Loss (gain) on sale of businesses and assets	(0.30)	0.20	(0.06)
Costs and charges related to debt refinancing	-	0.09	-
Unrealized loss on equity securities	0.06	-	-
Gain on insurance	(0.08)	(0.00)	-
Net income tax effect of adjustments above	(0.08)	(1.02)	(0.18)
Non-GAAP diluted earnings per share	$2.31	$2.18	$1.43

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations(1)	$34,701	$27,562	$23,139
Amortization of intangibles	624	254	217
Settlement of lawsuits	225	1,669	317
Gain on settlement of patron tax case	-	-	(102)
Impairment of assets(1)	6,040	5,570	7,639
Loss (gain) on sale of businesses and assets	(2,877)	1,965	(542)
Gain on insurance	(768)	(20)	-
Non-GAAP operating income	$37,945	$37,000	$30,668

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin(1)	19.2%	16.6%	16.0%
Amortization of intangibles	0.3%	0.2%	0.1%
Settlement of lawsuits	0.1%	1.0%	0.2%
Gain on settlement of patron tax case	-	-%	-0.1%
Impairment of assets(1)	3.3%	3.4%	5.3%
Loss (gain) on sale of businesses and assets	-1.6%	1.2%	-0.4%
Gain on insurance	-0.4%	-0.0%	-
Non-GAAP operating margin	21.0%	22.3%	21.2%

* Per share amounts and percentages may not foot due to rounding.

(1) These amounts have been revised for fiscal 2018, as explained in Note 3 to our consolidated financial statements.

The adjustments to reconcile net income attributable to RCIHH common shareholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial. In the calculation of non-GAAP diluted earnings per share for fiscal 2017, we take into consideration the adjustment to net income from assumed conversion of debentures (see Note 2 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in fiscal 2020 and beyond. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company has not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and continue to have the ability to borrow funds at reasonable interest rates in that manner. We also have historically utilized these cash flows to invest in maintenance capital expenditures for existing units, adult nightclubs acquisitions, and restaurants/sports bars construction.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2019	2018	2017
Operating activities	$37,174	$25,769	$21,094
Investing activities	(27,147)	(26,339)	(18,524)
Financing activities	(13,656)	8,374	(3,975)
Net increase (decrease) in cash and cash equivalents	$(3,629)	$7,804	$(1,405)

We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program based on our capital allocation strategy guidelines and to pay our quarterly dividends.

As of September 30, 2019, we had negative working capital of $2.3 million (excluding the impact of assets held for sale amounting to $2.9 million) compared to working capital of $55,000 as of September 30, 2018 (excluding the impact of assets held for sale amounting to $2.9 million). The decrease in working capital is principally due to the following items:

●	Net payments of long-term debt to our lenders;

●	Business acquisitions and purchase of capital expenditures; and

●	Partially offset by operating cash flow for the year.

We believe that our current sources of liquidity and capital will be more than sufficient to finance our continued operations and growth plans not only within the next 12 months, but for the next 18 to 24 months. Refer to sections on Debt Financing and Contractual Obligations and Commitments below for a discussion of long-term liquidity and capital resources.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2019	2018	2017
		(As Revised)
Net income	$19,326	$20,960	$8,282
Depreciation and amortization	9,072	7,722	6,920
Deferred tax expense (benefit)	821	(6,775)	2,273
Impairment of assets	6,040	5,570	7,639
Net change in operating assets and liabilities	3,941	(5,156)	(3,645)
Other	(2,026)	3,448	(375)
	$37,174	$25,769	$21,094

Net cash flows from operating activities increased from 2018 to 2019 primarily from higher income from operations plus lower income taxes paid. Net cash flows from operating activities increased from 2017 to 2018 mainly due to higher income from operations partially offset by higher income taxes and interest expense in 2018.

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2019	2018	2017
Proceeds from sale of businesses and assets	$7,223	$811	$2,145
Proceeds from insurance and notes receivable	258	147	107
Issuance of notes receivable	(420)	-	-
Additions to property and equipment	(20,708)	(25,263)	(11,249)
Acquisition of businesses, net of cash acquired	(13,500)	(2,034)	(9,527)
	$(27,147)	$(26,339)	$(18,524)

We opened four new units in 2019 (acquired two clubs in Chicago, Illinois and Pittsburgh, Pennsylvania, and built two new Bombshells in Houston, Texas); opened two new units in 2018 (one acquired club in Kappa, Illinois and one built Bombshells in Pearland, Texas); and opened five new units in 2017 (including two acquired and one reconcepted from a Bombshells to a club). See Note 15 to our consolidated financial statements. As of September 30, 2019, 2018, and 2017, we had $8.9 million, $6.4 million, and $1.6 million in construction-in-progress related mostly to Bombshells opening in the subsequent fiscal year.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2019, 2018, and 2017 (in thousands):

	Year Ended September 30,
	2019	2018	2017
Purchase of real estate*	$-	$12,260	$6,024
New capital expenditures in new clubs and Bombshells units and equipment	16,850	10,476	3,412
Maintenance capital expenditures	3,858	2,527	1,813
Total capital expenditures, excluding business acquisitions	$20,708	$25,263	$11,249

* Excludes real estate acquired through business acquisitions.

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2019	2018	2017
Proceeds from long-term debt	$13,511	$84,233	$12,399
Payments on long-term debt	(22,924)	(72,830)	(13,080)
Payment of dividends	(1,252)	(1,168)	(1,170)
Purchase of treasury stock	(2,901)	-	(1,099)
Payment of loan origination costs	(20)	(1,138)	(735)
Debt prepayment penalty	-	(543)	(75)
Distribution of noncontrolling interests	(70)	(180)	(215)
	$(13,656)	$8,374	$(3,975)

We purchased shares of our common stock representing 128,040 shares, 0 shares, and 89,685 shares in 2019, 2018, and 2017, respectively. We have paid quarterly dividends of $0.03 per share for fiscal 2019, 2018 and 2017, except for the fourth quarter of 2019 where we paid $0.04 per share. See Note 9 to our consolidated financial statements for a detailed discussion of our debt obligations.

Non-GAAP Cash Flow Measure

Management also uses certain non-GAAP cash flow measures such as free cash flows. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. See table below (in thousands):

	2019	2018	2017
Net cash provided by operating activities	$37,174	$25,769	$21,094
Less: Maintenance capital expenditures	3,858	2,527	1,813
Free cash flow	$33,316	$23,242	$19,281

We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow. Our free cash flow after long-term debt repayments was $10.4 million, $(49.6) million, and $6.2 million during fiscal 2019, 2018, and 2017, respectively. Free cash flow after long-term debt repayments in fiscal 2018 was significantly impacted by our $81.2 million refinancing in December 2017.

Debt Financing

See Note 9 to our consolidated financial statements for detail regarding our long-term debt activity.

Contractual Obligations and Commitments

We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to debt were estimated using the interest rate in effect at September 30, 2019.

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt – regular	$80,442	$8,822	$9,499	$7,756	$7,279	$7,685	$39,401
Long-term debt – balloon	64,561	7,163	6,466	6,273	1,970	-	42,689
Interest payments	52,566	9,435	8,223	6,430	5,829	5,254	17,395
Operating leases(a)	36,225	3,237	3,154	3,057	2,889	2,850	21,038

(a)	Effective October 1, 2019, we will adopt Accounting Standards Update No. 2016-02, Leases (Topic 842), which will significantly affect our accounting of all leases. See Note 2 to our consolidated financial statements. However, we do not expect changes in our contractual obligations for future lease payments related to all of our leases existing as of September 30, 2019, except for any expected exercise of renewal options allowed in the adoption of ASC 842.

Other than the debt refinancing and other notes payable financing described in Note 9 to the consolidated financial statements, we are not aware of any event or trend that would potentially significantly affect liquidity. In the event such a trend develops, we believe our working capital and capital expenditure requirements will be adequately met by cash flows from operations. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations, and the level of long-term debt.

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2019	(Decrease)	2018	(Decrease)	2017

Sales of alcoholic beverages	$75,140	8.7%	$69,120	14.4%	$60,439
Sales of food and merchandise	25,830	15.1%	22,433	22.9%	18,256
Service revenues	68,055	6.2%	64,104	10.3%	58,132
Other	12,034	19.3%	10,091	25.1%	8,069
Total revenues	$181,059	9.2%	$165,748	14.4%	$144,896
Net cash provided by operating activities	$37,174	44.3%	$25,769	22.2%	$21,094
Adjusted EBITDA*	$46,242	4.2%	$44,387	18.8%	$37,348
Free cash flow*	$33,316	43.3%	$23,242	20.5%	$19,281
Long-term debt (end of period)	$143,528	2.1%	$140,627	13.1%	$124,352

* See definition and calculation of Adjusted EBITDA and Free Cash Flow under Non-GAAP Financial Measures and Liquidity and Capital Resources above.

We have not established financing other than the notes payable discussed in Note 9 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2019, 2018, and 2017, we paid for treasury stock amounting to $2.9 million, $0, and $1.1 million representing 128,040 shares, 0 shares, and 89,685 shares, respectively. We have $10.2 million remaining to purchase additional shares as of September 30, 2019. Subsequent to September 30, 2019 through the filing date of this report, we purchased 332,671 shares of the Company’s common stock for a total of $6.4 million. On February 6, 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All eight of the existing Bombshells as of September 30, 2019 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

During fiscal 2017, we acquired two clubs, one in Florida (Scarlett’s Miami) and another in Illinois (Hollywood Showclub) and certain adjacent real estate for an aggregate purchase price of $30.2 million. See Note 15 to the consolidated financial statements for details of the transactions. We subsequently relaunched Hollywood Showclub as Scarlett’s St. Louis.

During fiscal 2018, we reacquired Drink Robust (see Note 15 to our consolidated financial statements). Also in fiscal 2018, we acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The Kappa transaction provides for the purchase of the real estate for $825,000 and other non-real-estate business assets for $180,000, with goodwill amounting to $495,000. See Note 15 to the consolidated financial statements for details of the transactions.

During fiscal 2019, we acquired two clubs, one in Illinois (rebranded as Rick’s Cabaret Chicago) and another in Pennsylvania (rebranded as Rick’s Cabaret Pittsburgh) for an aggregate purchase price of $25.5 million. See Note 15 to the consolidated financial statements for details of the transactions.

We opened two Bombshells units in fiscal 2019.

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a 9% note payable over a 10-year period. See Note 15 to the consolidated financial statements for details of the disposition.

Subsequent to the end of fiscal 2019, we opened two Bombshells units.

On November 5, 2019, the Company announced that its subsidiaries have signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. As of the filing of this report, closing of this transaction is still pending subject to certain conditions. Under the terms of the agreements, Company subsidiaries will pay $7.2 million for the club and $7.8 million for the real estate using $4.0 million in seller financing at 6.0% for the club with the balance of cash from an anticipated $11.0 million bank loan at a blended rate of 6.25%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We do not carry any debt with a variable interest rate in effect as of September 30, 2019. Certain of our debt have variable interest rates, but will only be effective in future years.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 40.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), RCI Hospitality Holdings, Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2020 expressed an adverse opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

Marlton, New Jersey

February 13, 2020

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2019	2018
		(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$14,097	$17,726
Accounts receivable, net	6,289	7,320
Current portion of notes receivable	954	-
Inventories	2,598	2,353
Prepaid insurance	5,446	4,910
Other current assets	2,521	1,591
Assets held for sale	2,866	2,902
Total current assets	34,771	36,802
Property and equipment, net	183,956	172,403
Notes receivable, net of current portion	4,211	2,874
Goodwill	53,630	43,591
Intangibles, net	75,951	71,532
Other assets	1,118	2,530
Total assets	$353,637	$329,732

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,810	$2,825
Accrued liabilities	14,644	11,973
Current portion of long-term debt	15,754	19,047
Total current liabilities	34,208	33,845
Deferred tax liability, net	21,658	19,552
Long-term debt, net of current portion and debt discount and issuance costs	127,774	121,580
Other long-term liabilities	1,696	1,423
Total liabilities	185,336	176,400

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,591 and 9,719 shares issued and outstanding as of September 30, 2019 and 2018, respectively	96	97
Additional paid-in capital	61,312	64,212
Retained earnings	107,049	88,906
Accumulated other comprehensive income	-	220
Total RCIHH stockholders’ equity	168,457	153,435
Noncontrolling interests	(156)	(103)
Total equity	168,301	153,332
Total liabilities and equity	$353,637	$329,732

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended September 30,
	2019	2018	2017
		(As Revised)
Revenues
Sales of alcoholic beverages	$75,140	$69,120	$60,439
Sales of food and merchandise	25,830	22,433	18,256
Service revenues	68,055	64,104	58,132
Other	12,034	10,091	8,069
Total revenues	181,059	165,748	144,896
Operating expenses
Cost of goods sold
Alcoholic beverages sold	15,303	14,327	13,114
Food and merchandise sold	9,056	8,133	7,398
Service and other	578	449	209
Total cost of goods sold (exclusive of items shown separately below)	24,937	22,909	20,721
Salaries and wages	49,833	44,547	40,029
Selling, general and administrative	59,896	53,824	46,775
Depreciation and amortization	9,072	7,722	6,920
Other charges, net	2,620	9,184	7,312
Total operating expenses	146,358	138,186	121,757
Income from operations	34,701	27,562	23,139
Other income (expenses)
Interest expense	(10,209)	(9,954)	(8,764)
Interest income	309	234	266
Unrealized loss on equity securities	(612)	-	-
Income before income taxes	24,189	17,842	14,641
Income tax expense (benefit)	4,863	(3,118)	6,359
Net income	19,326	20,960	8,282
Net income attributable to noncontrolling interests	(151)	(81)	(23)
Net income attributable to RCIHH common shareholders	$19,175	$20,879	$8,259

Earnings per share
Basic	$1.99	$2.15	$0.85
Diluted	$1.99	$2.15	$0.85

Weighted average number of common shares outstanding
Basic	9,657	9,719	9,731
Diluted	9,657	9,719	9,743

Dividends per share	$0.13	$0.12	$0.12

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2019	2018	2017
		(As Revised)
Net income	$19,326	$20,960	$8,282
Amount reclassified from accumulated other comprehensive income	(220)	-	-
Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of tax of $85 in 2018	-	220	-
Comprehensive income	19,106	21,180	8,282
Comprehensive income attributable to noncontrolling interests	(151)	(81)	(23)
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	$18,955	$21,099	$8,259

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended September 30, 2019, 2018, and 2017

(in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2016	9,808	$97	$64,552	$62,106	$-	-	$-	$2,584	$129,339
Purchase of treasury shares	-	-	-	-	-	(89)	(1,099)	-	(1,099)
Canceled treasury shares	(89)	-	(1,099)	-	-	89	1,099	-	-
Payment of dividends	-	-	-	(1,170)	-	-	-	-	(1,170)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(215)	(215)
Divestiture in Drink Robust	-	-	-	-	-	-	-	88	88
Net income	-	-	-	8,259	-	-	-	23	8,282

Balance at September 30, 2017	9,719	97	63,453	69,195	-	-	-	2,480	135,225
Payment of dividends	-	-	-	(1,168)	-	-	-	-	(1,168)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(180)	(180)
Equity impact of additional investment in TEZ	-	-	759	-	-	-	-	(2,484)	(1,725)
Change in marketable securities	-	-	-		220	-	-	-	220
Net income (as revised)	-	-	-	20,879	-	-	-	81	20,960

Balance at September 30, 2018 (as revised)	9,719	97	64,212	88,906	220	-	-	(103)	153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(128)	(2,901)	-	(2,901)
Canceled treasury shares	(128)	(1)	(2,900)	-	-	128	2,901	-	-
Payment of dividends	-	-	-	(1,252)	-	-	-	-	(1,252)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(70)	(70)
Divestiture in other entities	-	-	-	-	-	-	-	(134)	(134)
Net income	-	-	-	19,175	-	-	-	151	19,326

Balance at September 30, 2019	9,591	$96	$61,312	$107,049	$-	-	$-	$(156)	$168,301

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2019	2018	2017
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,326	$20,960	$8,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,072	7,722	6,920
Deferred tax expense (benefit)	821	(6,775)	2,273
Loss (gain) on sale of businesses and assets	(2,966)	2,162	(838)
Impairment of assets	6,040	5,570	7,639
Amortization of debt discount and issuance costs	334	560	218
Unrealized loss on equity securities	612	-	-
Gain on insurance	(288)	(20)	-
Gain on settlement of patron tax	-	-	(102)
Deferred rent expense	282	203	272
Debt prepayment penalty	-	543	75
Changes in operating assets and liabilities:
Accounts receivable	1,576	(3,622)	878
Inventories	(216)	(199)	(19)
Prepaid insurance, other current assets and other assets	(681)	(2,589)	(1,526)
Accounts payable and accrued liabilities	3,262	1,254	(2,978)
Net cash provided by operating activities	37,174	25,769	21,094

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	7,223	811	2,145
Proceeds from notes receivable	158	127	107
Proceeds from insurance	100	20	-
Issuance of notes receivable	(420)	-	-
Additions to property and equipment	(20,708)	(25,263)	(11,249)
Acquisition of businesses, net of cash acquired	(13,500)	(2,034)	(9,527)
Net cash used in investing activities	(27,147)	(26,339)	(18,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	13,511	84,233	12,399
Payments on long-term debt	(22,924)	(72,830)	(13,080)
Purchase of treasury stock	(2,901)	-	(1,099)
Payment of dividends	(1,252)	(1,168)	(1,170)
Payment of loan origination costs	(20)	(1,138)	(735)
Debt prepayment penalty	-	(543)	(75)
Distribution to noncontrolling interests	(70)	(180)	(215)
Net cash provided by (used in) financing activities	(13,656)	8,374	(3,975)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,629)	7,804	(1,405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,726	9,922	11,327
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,097	$17,726	$9,922

CASH PAID DURING YEAR FOR:
Interest paid, net of amounts capitalized	$9,797	$9,685	$8,347
Income taxes paid (net of refunds of $42, $42 and $794 in 2019, 2018 and 2017, respectively)	$3,686	$5,832	$4,096

Non-cash investing and financing transactions:

	Years Ended September 30,
	2019	2018	2017
Debt incurred with seller in connection with acquisition of businesses	$12,000	$1,000	$20,552
Notes receivable received as proceeds from sale of assets	$1,775	$-	$-
Unrealized gain on marketable securities	$-	$305	$-
Note payable reduction from sale proceeds of property	$-	$-	$1,500
Refinanced long-term debt	$400	$8,354	$8,000
Net increase in notes payable from trade-in of aircraft	$-	$5,063	$-
Unpaid liabilities on capital expenditures	$476	$-	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Abilene, Edinburg, El Paso, Harlingen and Beaumont, Texas, as well as Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte, North Carolina; New York, New York; Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; and Chicago, Washington Park and Kappa, Illinois. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is owned. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on September 30. References to years 2019, 2018, and 2017 are for fiscal years ended September 30, 2019, 2018, and 2017, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. Allowance for doubtful accounts balance was $101,000 and $0 as of September 30, 2019 and 2018, respectively (see Note 5).

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $597,000 in fiscal 2019, $319,000 in fiscal 2018, and $43,000 in fiscal 2017.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million. For the year ended September 30, 2018, we identified two reporting units that were impaired and recognized a goodwill impairment loss totaling $834,000. For the year ended September 30, 2017, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.7 million. See Note 17.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $178,000 in 2019 related to one club, $3.1 million in 2018 related to three clubs, and $1.4 million in 2017 related to two clubs, which are included in other charges, net in the consolidated statements of income. See Note 17.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During the fourth quarter of fiscal 2019, the Company impaired two clubs for a total of $4.2 million; during the fourth quarter 2018, the Company impaired one club and one Bombshells for a total of $1.6 million; and during the fourth quarter of 2017, the Company impaired one club for $385,000. See Notes 6 and 17.

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

Revenue Recognition

See “Impact of Recently Issued Accounting Standards” section below regarding ASC 606 and Note 4.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income. See Note 5.

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

Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method, which are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses. Investments in companies in which the Company owns less than a 20% interest, or where the Company does not exercise significant influence, are accounted for at cost and reviewed for any impairment. Cost and equity method investments are included in other assets in the Company’s consolidated balance sheets. The Company sold 31% of Drink Robust on September 29, 2016, retaining 20%. Because the Company had no ability to direct the management of the investee company or exert significant influence, the investment was accounted for at cost beginning on the date of sale. During the fourth quarter of fiscal 2017, we determined our investment in Drink Robust was impaired and recognized an other-than-temporary impairment totaling $1.2 million which brought our carrying value of this investment to zero. In relation to the reacquisition of Drink Robust in 2018, we have consolidated the operations of Drink Robust and eliminated the investment in consolidation. See Note 15.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common restricted stock, stock options and warrants (the number of which is computed using the treasury stock method) and from outstanding convertible debentures (the number of which is computed using the if-converted method). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common restricted stock, stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings or losses (as adjusted for interest expense, that would no longer be incurred if the debentures were converted).

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Net earnings applicable to common stock and the weighted average number of shares used for basic and diluted earnings (loss) per share computations are summarized in the table that follows (in thousands, except per share data):

	For the Year Ended
	September 30,
	2019	2018	2017
Numerator -
Net income attributable to RCIHH shareholders - basic	$19,175	$20,879	$8,259
Adjustment to net income from assumed conversion of debentures(1)	-	-	5
Adjusted net income attributable to RCIHH shareholders - diluted	$19,175	$20,879	$8,264
Denominator -
Weighted average number of common shares outstanding - basic	9,657	9,719	9,731
Effect of potentially dilutive convertible debentures	-	-	12
Adjusted weighted average number of common shares outstanding - diluted	9,657	9,719	9,743

Basic earnings per share	$1.99	$2.15	$0.85
Diluted earnings per share	$1.99	$2.15	$0.85

(1) Represents interest expense on dilutive convertible securities that would not occur if they were assumed converted.

(2) There were no outstanding warrants and options to be considered for the EPS computation for all periods presented.

Convertible debentures amounting to $0, $0, and $0.9 million were dilutive in 2019, 2018, and 2017, respectively.

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

At September 30, 2019 and 2018, the Company has no stock options outstanding.

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

The Company maintains insurance that covers claims arising from risks associated with the Company’s business including claims for workers’ compensation, general liability, property, auto, and business interruption coverage. The Company carries substantial insurance to cover such risks with large deductibles and/or self-insured retention. These policies have been structured to limit our per-occurrence exposure. The Company believes, and the Company’s experience has been, that such insurance policies have been sufficient to cover such risks.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities were excluded from income and were reported as accumulated other comprehensive income in equity until our adoption of ASU 2016-01 as of October 1, 2018. Realized gains and losses (and unrealized gains and losses upon the adoption of ASU 2016-01) from securities classified as available-for-sale are included in comprehensive income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities, which are included in other assets in the consolidated balance sheets, had a balance of $148,000 and $760,000 as of September 30, 2019 and 2018.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2019, 2018, and 2017.

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

Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Property and equipment, net	$10,926	$-	$-	$10,926
Indefinite-lived intangibles	5,323	-	-	5,323
Definite-lived intangibles	200	-	-	200
Goodwill	11,627	-	-	11,627
Other assets (equity securities)	148	148	-	-

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Goodwill	$1,999	$-	$-	$1,999
Property and equipment, net	141	-	-	141
Indefinite-lived intangibles	4,618	-	-	4,618
Notes receivable	0	-	-	0
Other assets (equity securities)	760	760	-	-

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Loss/Impairments) Recognized
	Years Ended September 30,
Description	2019	2018	2017
		(As Revised)
Goodwill	$(1,638)	$(834)	$(4,697)
Property and equipment, net	(4,224)	(1,615)	(385)
Indefinite-lived intangibles	(178)	(3,121)	(1,401)
Assets held for sale	-	-	-
Other assets (equity securities)	(612)	305	(1,156)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments of the ASU are effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 as of October 1, 2018. Our adoption required the Company to reclassify $220,000 from accumulated other comprehensive income to retained earnings as of the beginning of the quarter ended December 31, 2018. All succeeding unrealized gains or losses related the changes in the market value of our equity securities are included in other income/expenses in our consolidated statement of income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing for certain practical expedients in the implementation of ASU 2016-02. The guidance requires the use of a modified retrospective approach. We will adopt ASU 2016-02 and related amendments as of the beginning of our fiscal first quarter ending December 31, 2019. We will be electing the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to retain historical lease classification, as well as relief from reviewing expired and existing contracts to determine if they contain leases. We expect our total assets as of October 1, 2019 to have an increase of approximately $24.5 million due to the recognition of operating lease right-of-use assets, and a corresponding increase in total liabilities due to the recognition of operating lease liabilities after the reversal of our deferred rent liability balance as of September 30, 2019. We do not expect ASC 842 to have an impact on our consolidated statements of income and cash flows. As a result of the adoption of ASC 842, we do not expect our future minimum lease payments for the fiscal first quarter ending December 31, 2019 related to leases existing as of September 30, 2019 to be materially different from the amounts disclosed in future minimum lease commitments in Note 11.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires, among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are still evaluating the impact of this ASU, including all related updates, on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

3. Revision of Prior Year Immaterial Misstatement

During the quarter ended December 31, 2018 (first quarter of fiscal 2019), the Company identified certain mechanical errors in its goodwill impairment analysis that was performed for its annual impairment testing for fiscal year ended September 30, 2018. These errors related to the use of an incorrect income tax rate assumption and the exclusion of certain debt service payments as part of our goodwill impairment testing for two of our reporting units, which resulted in a goodwill impairment charge of $834,000.

The Company assessed the materiality of these errors considering both qualitative and quantitative factors and determined that for both the quarter and fiscal year ended September 30, 2018, the errors were immaterial. The Company has decided to correct these immaterial errors as revisions to our previously issued financial statements and has adjusted this Form 10-K insofar as fiscal 2018 is concerned.

The tables below present the impact of the revision in the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
Statement of Income/Comprehensive Income:
Other charges, net	$8,350	$834	$9,184
Total operating expenses	137,352	834	138,186
Income from operations	28,396	(834)	27,562
Income before income taxes	18,676	(834)	17,842
Net income	21,794	(834)	20,960
Net income attributable to RCIHH common stockholders	21,713	(834)	20,879
Earnings per share - basic	$2.23	$(0.08)	$2.15
Earnings per share - diluted	$2.23	$(0.08)	$2.15
Comprehensive income	$22,014	$(834)	$21,180
Comprehensive income attributable to RCI Hospitality Holdings, Inc.	21,933	(834)	21,099

	September 30, 2018
	As Previously Reported	Adjustment	As Revised
Balance Sheet/Statement of Changes in Equity
Goodwill	$44,425	$(834)	$43,591
Total assets	330,566	(834)	329,732
Retained earnings	89,740	(834)	88,906
Total RCIHH stockholders’ equity	154,269	(834)	153,435
Total equity	154,166	(834)	153,332
Total liabilities and equity	330,566	(834)	329,732

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

3. Revision of Prior Year Immaterial Misstatement - continued

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Other rental revenues are recognized when earned (recognized over time) and are more appropriately covered by guidance under ASC Topic 840, Leases (under ASC 842 commencing on October 1, 2019).

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Revenues - continued

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 18), are shown below (in thousands).

	Fiscal 2019
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$57,277	$17,863	$-	$75,140
Sales of food and merchandise	13,051	12,779	-	25,830
Service revenues	67,893	162	-	68,055
Other revenues	10,385	24	1,625	12,034
	$148,606	$30,828	$1,625	$181,059

Recognized at a point in time	$146,938	$30,828	$1,572	$179,338
Recognized over time	1,668	-	53	1,721
	$148,606	$30,828	$1,625	$181,059

	Fiscal 2018
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$54,800	$14,320	$-	$69,120
Sales of food and merchandise	12,732	9,701	-	22,433
Service revenues	64,054	50	-	64,104
Other revenues	8,474	23	1,594	10,091
	$140,060	$24,094	$1,594	$165,748

Recognized at a point in time	$138,847	$24,094	$1,516	$164,457
Recognized over time	1,213	-	78	1,291
	$140,060	$24,094	$1,594	$165,748

	Fiscal 2017
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$48,655	$11,784	$-	$60,439
Sales of food and merchandise	11,346	6,910	-	18,256
Service revenues	58,013	119	-	58,132
Other revenues	6,673	17	1,379	8,069
	$124,687	$18,830	$1,379	$144,896

Recognized at a point in time	$123,557	$18,830	$1,273	$143,660
Recognized over time	1,130	-	106	1,236
	$124,687	$18,830	$1,379	$144,896

* Rental revenue (included in Other Revenues) is covered by ASC Topic 840 until the end of fiscal 2019. Effective October 1, 2019, rental revenue will be reported under the guidance of ASC 842. All other revenues are covered by ASC Topic 606.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Revenues - continued

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below:

	Balance at September 30, 2018	Consideration Received	Recognized in Revenue	Balance at September 30, 2019
Ad revenue	$126	$602	$(652)	$76
Expo revenue	-	602	(602)	-
Other	8	52	(53)	7
	$134	$1,256	$(1,307)	$83

5. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2019	2018
Credit card receivables	$1,396	$2,273
Income tax refundable	1,781	2,137
Insurance receivable	1,197	-
ATM-in-transit	780	933
Other (net of allowance for doubtful accounts of $101 and $0, respectively)	1,135	1,977
	$6,289	$7,320

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years.

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2019	2018
Insurance	$4,937	$3,807
Payroll and related costs	2,892	2,293
Property taxes	1,675	1,796
Sales and liquor taxes	3,086	1,883
Patron tax	595	532
Lawsuit settlement	115	230
Unearned revenues	83	134
Other	1,261	1,298
	$14,644	$11,973

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

5. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2019	2018	2017
Taxes and permits	$10,779	$9,545	$8,026
Advertising and marketing	8,392	7,536	6,704
Supplies and services	5,911	5,344	4,873
Insurance	5,429	5,473	4,006
Rent	3,896	3,720	3,258
Legal	5,180	3,586	3,074
Utilities	3,165	2,969	2,824
Charge cards fees	3,803	3,244	2,783
Security	2,973	2,617	2,251
Accounting and professional fees	2,815	2,944	2,159
Repairs and maintenance	2,980	2,184	2,091
Other	4,573	4,662	4,726
	$59,896	$53,824	$46,775

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2019	2018	2017
		(As Revised)
Impairment of assets	$6,040	$5,570	$7,639
Settlement of lawsuits	225	1,669	317
Loss (gain) on sale of businesses and assets	(2,877)	1,965	(542)
Gain on insurance	(768)	(20)	-
Gain on settlement of patron tax	-	-	(102)
	$2,620	$9,184	$7,312

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2019	2018
Buildings and land	$159,969	$149,683
Equipment	37,031	34,572
Leasehold improvements	32,868	30,414
Furniture	9,393	8,739
Total property and equipment	239,261	223,408
Less accumulated depreciation	(55,305)	(51,005)

Property and equipment, net	$183,956	$172,403

Included in buildings and leasehold improvements above are construction-in-progress amounting to $8.9 million and $6.4 million as of September 30, 2019 and 2018, respectively, which are mostly related to Bombshells projects.

Depreciation expense was approximately $8.4 million, $7.5 million, and $6.7 million for fiscal years 2019, 2018, and 2017, respectively. Impairment loss for property and equipment was $4.2 million, $1.6 million, and $385,000 for fiscal 2019, 2018, and 2017, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Assets Held for Sale

As of September 30, 2018, the Company had five real estate properties for sale. The aggregate estimated fair value of the properties less cost to sell as of September 30, 2018 was approximately $2.9 million and reclassified to assets held for sale in the Company’s consolidated balance sheet. The assets were measured at the carrying value as adjusted for depreciation which was lower than the fair value at the date reclassified.

During fiscal 2019, we sold all the properties held for sale as of September 30, 2018. See Note 15.

In September 2019, the Company classified as held-for-sale two separate parcels of land subdivided from previously constructed Bombshells pad sites located in Houston, Texas. The aggregate estimated fair value of the properties less cost to sell as of September 30, 2019 was approximately $2.9 million.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2019	2018
		(As Revised)
Indefinite useful lives:
Goodwill	$53,630	$43,591
Licenses	72,597	67,523
Tradename	2,215	2,215
	128,442	113,329

	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	101	108
Non-compete agreements	5 years	565	588
Software	5 years	315	834
Distribution agreement	3 years	158	264
		1,139	1,794
Total goodwill and other intangible assets		$129,581	$115,123

	2019			2018
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
						(As Revised)
Beginning balance	$1,794	$69,738	$43,591	$1,565	$72,859	$43,866
Acquisitions	243	5,252	11,677	483	-	559
Impairment	-	(178)	(1,638)	-	(3,121)	(834)
Amortization	(898)	-	-	(254)	-	-
Ending balance	$1,139	$74,812	$53,630	$1,794	$69,738	$43,591

As of September 30, 2019 and 2018, the accumulated impairment balance of indefinite-lived intangibles was $6.1 million and $5.9 million, respectively, while the accumulated impairment balance of goodwill was $6.3 million and $4.7 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2019 is: 2020 - $519,000; 2021 - $353,000; 2022 - $134,000; 2023 - $59,000; 2024 - $11,000; and thereafter - $63,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses and tradename, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief from royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2019, the Company recognized a $178,000 impairment related to one club’s SOB license and a $1.6 million impairment related to the goodwill of four reporting units. During the fiscal year ended September 30, 2018, the Company recognized a $3.1 million impairment related to three clubs’ SOB licenses and an $834,000 impairment related to the goodwill of two reporting units. During the year ended September 30, 2017, the Company recognized an impairment loss of $4.7 million related to the goodwill of four reporting units, including one held for sale, as well as an impairment loss of $1.4 million related to two locations’ SOB licenses. See Note 17.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt

Long-term debt consisted of the following (in thousands):

		September 30,
		2019	2018
Notes payable at 5.5%, matures January 2023	*	$981	$1,071
Non-interest-bearing debts to State of Texas, mature March 2022 and May 2022, interest imputed at 9.6%		3,379	4,470
Note payable at 5.45%, matures December 2027	*(a)	9,877	10,258
Note payable at 5.95%, matures December 2027	*(a)	6,776	7,544
Note payable at 12%, matures October 2021		5,518	6,219
Note payable at 4.99%, collateralized by aircraft, paid June 2019	(a)	-	912
Notes payable at 12%, mature May 2020		2,040	2,940
Note payable at 8%, matures May 2020, as amended, subsequently extended	**	3,025	3,025
Note payable at 8%, matures May 2029	**	13,569	14,464
Note payable at 5.75%, matures December 2027	*(a)	51,167	58,826
Note payable at 5.99%, matures December 2032		6,555	6,877
Note payable at 5%, matures August 2029	*(a)	3,709	4,257
Note payable at 5%, matures April 2020	*(a)	2,099	3,079
Note payable initially at prime plus 0.5% with a 5.5% floor, matures September 2030	*(a)	2,619	960
Note payable at 8%, matures May 2021	*	771	945
Note payable at 5.95%, matures August 2039	*(a)	6,858	3,168
Note payable at 12%, matures August 2021		4,000	4,000
Note payable at 9%, matures September 2028	*	1,263	1,350
Note payable at 6.1%, paid February 2019	*(a)	-	1,500
Note payable at 5.95%, matures September 2028	*(a)	1,511	1,550
Note payable at 7%, paid April 2019		-	5,000
Note payable at 6%, matures February 2040	*(a)	3,608	-
Note payable at 5.49%, matures December 2038		2,156	-
Note payable at 7%, matures November 2024	**	3,982	-
Note payable at 7%, matures November 2020	**	2,000	-
Notes payable at 12%, mature November 2021		2,350	-
Note payable at 8%, matures November 2028	**	5,190	-
Total debt		145,003	142,415
Less unamortized debt discount and issuance costs		(1,475)	(1,788)
Less current portion		(15,754)	(19,047)

Total long-term portion of debt		$127,774	$121,580

*	Collateralized by real estate
**	Collateralized by stock in subsidiary
(a)	These commercial bank debts are guaranteed by the Company’s CEO. See Note 20.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2019	2018
Secured by real estate	$90,257	$93,437
Secured by stock in subsidiary	27,766	17,489
Secured by other assets	8,711	7,789
Unsecured	18,269	23,700
	$145,003	$142,415

In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $ 1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%. The real estate notes, with original principal of $6.5 million, has been fully paid in relation to the first note of the December 2017 Refinancing Loan, as discussed below.

In 2015, the Company reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two nonsettled locations. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. The Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest. Going forward, the Company agreed to remit the Patron Tax on a regular basis, based on the current rate of $5 per customer.

On July 30, 2015, a subsidiary of the Company acquired the building in which the Company’s Miami Gardens, Florida nightclub operates. The cost was $15,300,000 and was purchased with an $11,325,000 note, payable in monthly installments of approximately $78,000 including interest at 5.45% and matures in five years, and the balance with cash. The building has several other third-party tenants in addition to the Company’s nightclub. There are certain financial covenants with which the Company must be in compliance related to this financing. This note has been fully refinanced in relation to the second note of the December 2017 Refinancing Loan, as discussed below.

In August 2016, the Company refinanced two notes payable with an aggregate carrying value of $6.1 million with a $9.0 million bank note at an interest rate of 5.95%. The note matures in 10 years with monthly installments of $100,062 and a balloon payment at maturity for the remaining balance. This note has been fully refinanced in relation to the third note of the December 2017 Refinancing Loan, as discussed below.

On October 5, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. This note has been partially paid in relation to the first note of the December 2017 Refinancing Loan, as discussed below.

In June 2010, the Company borrowed $518,192 from a lender. The funds were used to purchase an aircraft. The debt bore interest at 6.30% with monthly principal and interest payments of $3,803 beginning in July 2010, maturing June 2030. This note was refinanced with a bank in April 2017 with the borrowing of $952,690 at 4.99% for 20 years, together with a purchase of a new aircraft. Monthly payments for the new note was at $6,286, including interest, beginning in May 2017. This note has been paid off in 2019.

On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. On August 15, 2018 and September 26, 2018, the Company refinanced $2.0 million and $500,000 of the notes, respectively. The $2.0 million note was exchanged for a $4.0 million 12% note maturing in three years with interest-only payments until maturity, where the full principal is to be paid. The $500,000 note was exchanged for a $1.35 million 9% note maturing in 10 years with monthly payments of $17,101, including interest. On November 1, 2018, the Company refinanced two notes with a total principal of $400,000 with certain investors. See succeeding paragraph related to November 1, 2018 financing below. Included in the balance of long-term debt as of September 30, 2019 and 2018 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group.

On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 15), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company amended the $5.0 million short-term note payable, which had a remaining balance of $3.0 million as of amendment date, several times extending the maturity date to October 1, 2022 and increasing the interest rate to 8% for its remaining term.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt - continued

On December 14, 2017, the Company entered into a loan agreement (“December 2017 Refinancing Loan”) with a bank for $81.2 million. The December 2017 Refinancing Loan fully refinanced 20 of the Company’s notes payable and partially paid down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The December 2017 Refinancing Loan consists of three promissory notes:

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

In addition to the monthly principal and interest payments as provided above, the Company paid monthly installments of principal of $250,000, applied to the first note, until the loan-to-value ratio of the Properties, based upon reduced principal balance of the December 2017 Refinancing Loan and the then current value of the Properties, is not greater than 65%. The loan-to-value ratio of the Properties fell below 65% in October 2019, hence, we stopped paying the additional $250,000 monthly. The December 2017 Refinancing Loan has eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020 and $5.3 million originally scheduled in fiscal 2021. There are certain financial covenants with which the Company must be in compliance related to this financing.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt - continued

In connection with the Repaid Notes, we wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method. We also paid prepayment penalties amounting to $543,000 on the Repaid Notes, which was included in interest expense in our consolidated statement of income for the year ended September 30, 2018.

Included in the $62.5 million first note of the December 2017 Refinancing Loan was $4.6 million that was escrowed at closing due to the bank lender of one of the Repaid Notes. The amount was released from escrow in June 2018 when the construction, for which the original note was borrowed, was completed.

On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.99% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest.

On February 15, 2018, the Company borrowed $3.0 million from a bank for the purchase of land at a cost of $4.0 million with the difference paid by the Company in cash. The bank note bears interest at 5.25% adjusted after 36 months to prime plus 1% with a floor of 5.2% and matures on February 15, 2038. The bank note is payable interest-only during the first 18 months, after which monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. On August 28, 2018, this note was refinanced for additional construction loan having a maximum availability of $7.4 million. The new note has an initial interest rate of 5.95%, subject to a repricing after 72 months to prime plus 1% with a 5.9% floor. The note is payable $53,084 per month, including interest, for 72 months, then adjusted based on repriced interest rate until its August 2039 maturity.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt - continued

On August 15, 2018, the Company refinanced a $2.0 million note payable for $4.0 million from a private lender by executing a 12% 3-year note payable $40,000 monthly starting September 15, 2018, with the remaining principal and interest balance payable at maturity.

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

On September 14, 2018, the Company acquired land worth $2.75 million for a future Bombshells location by executing a note with a bank lender for $1.5 million and paying the remainder in cash. The 6.1% one-year note has monthly interest-only payments of $7,625 with the full principal payable at maturity. The Company paid approximately $22,000 in debt issuance costs at closing.

On September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate. The loan was payable $200,000 weekly, which included interest, until maturity. This loan was fully paid in April 2019.

On September 26, 2018, the Company refinanced a $500,000 12% note payable for $1.35 million from a private lender by executing a 9% 10-year note payable $17,101 monthly, including interest, until maturity.

On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing is a $500,000 note borrowed from a related party (see Note 20) and two notes totaling $400,000 borrowed from a non-officer employee and a family member of a non-officer employee in which the terms of the notes are the same as the rest of the lender group.

On November 1, 2018, we acquired a club in Chicago that was partially financed by a $4.5 million 6-year 7% seller note. See additional details in Note 15.

On November 5, 2018, we acquired a club in Pittsburgh that was partially financed by two seller notes payable. See additional details in Note 15.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Long-term Debt – continued

Future maturities of long-term debt consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2020	$8,822	$7,163	$15,985
2021	9,499	6,466	15,965
2022	7,756	6,273	14,029
2023	7,279	1,970	9,249
2024	7,685	-	7,685
Thereafter	39,401	42,689	82,090
	$80,442	$64,561	$145,003

10. Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate was 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.8 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended September 30, 2018. We recorded no remeasurement adjustment related to SEC Staff Accounting Bulletin No. 118.

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2019	2018	2017
Current
Federal	$3,005	$2,438	$2,989
State and local	1,037	1,219	1,097
Total current income tax expense	4,042	3,657	4,086

Deferred
Federal	913	(8,096)	1,545
State and local	(92)	1,321	728
Total deferred income tax expense (benefit)	821	(6,775)	2,273

Total income tax expense (benefit)	$4,863	$(3,118)	$6,359

The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Income Taxes - continued

Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2019	2018	2017
Computed expected income tax expense	$5,080	$4,371	$4,979
State income taxes, net of federal benefit	672	804	291
Deferred taxes on subsidiaries acquired/sold	-	709	-
Permanent differences	45	85	108
Change in deferred tax liability rate	-	(8,832)	1,329
Reserve for uncertain tax position	-	-	406
Tax credits	(900)	(808)	(564)
Other	(34)	553	(190)
Total income tax expense (benefit)	$4,863	$(3,118)	$6,359

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2019	2018
Deferred tax assets:
Patron tax	$621	$948
Capital loss carryforwards	420	763
	1,041	1,711
Deferred tax liabilities:
Intangibles	(14,491)	(13,110)
Property and equipment	(8,024)	(7,206)
Other	(184)	(947)
	(22,699)	(21,263)
Net deferred tax liability	$(21,658)	$(19,552)

Included in the Company’s deferred tax liabilities at September 30, 2019 and 2018 is approximately $19.3 million and $17.3 million, respectively, representing the tax effect of indefinite-lived intangible assets from club acquisitions which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold or impaired.

The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. We recognize accrued interest related to unrecognized tax benefits as a component of accrued liabilities. We recognize penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses, and recognize interest accrued related to unrecognized tax benefits in interest expense. During the year ended September 30, 2019 and 2018, the Company has accrued $0 and $165,000, respectively, (all related to previous years’ taxes) in uncertain state tax positions. In fiscal 2018, the Company released $700,000 of uncertain tax positions due to a settlement with New York state. In fiscal 2019, the Company released the remaining amount accrued when the examination was closed.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Income Taxes - continued

The following table shows the changes in the Company’s uncertain tax positions (in thousands):

	Years Ended September 30,
	2019	2018	2017
Balance at beginning of year	$165	$865	$240
Additions for tax positions of prior years	-	-	625
Decrease related to settlements with taxing authorities	-	(700)	-
Reduction due to lapse from closed examination	(165)	-	-

Balance at end of year	$-	$165	$865

The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2016 and subsequent years remain open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 have been examined by the Internal Revenue Service with no changes. These years are now under examination for payroll taxes. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

11. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $3.9 million, $3.8 million, and $3.3 million for the years ended September 30, 2019, 2018, and 2017, respectively. These leases include a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which rent expense totaled $78,000, $55,250, and $0 for the years ended September 30, 2019, 2018, and 2017, respectively (this lease terminated on December 31, 2019). Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is accumulated and included in other long-term liabilities in the consolidated balance sheets.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

11. Commitments and Contingencies - continued

Undiscounted future minimum annual lease obligations as of September 30, 2019 are as follows (in thousands):

2020	$3,237
2021	3,154
2022	3,057
2023	2,889
2024	2,850
Thereafter	21,038
Total future minimum lease obligations	$36,225

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our consolidated statements of income, in the amount of $255,000, $254,000, and $106,000 for the fiscal year ended September 30, 2019, 2018, and 2017, respectively.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $3.4 million and $4.5 million as of September 30, 2019 and 2018, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2019, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. The Company intends to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

On August 16, 2019, a shareholder derivative action was filed in the Southern District of Texas, Houston Division against officers and directors, Eric S. Langan, Phillip Marshall, Nour-Dean Anakar, Yura Barabash, Luke Lirot, Travis Reese, former director Steven Jenkins, and RCI Hospitality Holdings, Inc., as nominal defendant. The action alleges that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions regarding the Company’s business, operations, prospects, and legal compliance and engaged in or caused the Company to engage in, inter alia, related party transactions, questionable uses of corporate assets, and failure to maintain internal controls. The action asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Cecere v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Legal Matters – continued

SEC Matter and Internal Review

In mid- and late 2018, a series of negative articles about the Company was anonymously published in forums associated with the short-selling community. Subsequently in 2019, the SEC initiated an informal inquiry. In connection with these events, a special committee of the Company’s audit committee engaged independent outside counsel to conduct an internal review. Management of the Company fully cooperated with the internal review conducted by the special committee and its outside counsel. The board of directors has implemented the recommendations resulting from the internal review. As of the date hereof, the internal review has been completed subject to any ongoing cooperation with regulatory authorities.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in our consolidated balance sheet as of September 30, 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

As set forth in the risk factors included elsewhere in this Annual Report on Form 10-K, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer’s work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.

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

Settlement of lawsuits for the years ended September 30, 2019, 2018, and 2017 total $225,000, $1.7 million, and $317,000, respectively. As of September 30, 2019 and 2018, the Company has accrued $115,000 and $230,000 in accrued liabilities, respectively, related to settlement of lawsuits.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

12. Common Stock

During the year ended September 30, 2017, the following common stock transactions occurred:

●	The Company acquired 89,685 shares of its own common stock at a cost of $1.1 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

During the year ended September 30, 2018, the Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

During the year ended September 30, 2019, the following common stock transactions occurred:

●	The Company acquired 128,040 shares of its own common stock at a cost of $2.9 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share, except for the fourth quarter when $0.04 per share was paid, for an aggregate amount of $1.3 million.

Subsequent to September 30, 2019 through the filing date of this report, we purchased 332,671 shares of the Company’s common stock for a total of $6.4 million. On February 6, 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million.

13. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $164,000, $160,000, and $131,000 for the years ended September 30, 2019, 2018, and 2017, respectively.

14. Insurance Recoveries

One of our clubs in Washington Park, Illinois was temporarily closed due to a fire during the third quarter of 2019, and another club in Fort Worth, Texas sustained weather-related damage toward the end of fiscal 2018. We wrote off the net carrying value of the assets destroyed in the said events and recorded corresponding recovery of losses or gains in as much as the insurers have paid us or where contingencies relating to the insurance claims have been resolved.

In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

		For the Year Ended September 30,
	Included in	2019	2018	2017
Consolidated balance sheets (period end)
Insurance receivable	Account receivable, net	$1,197	$-	$-

Consolidated statements of income
Business interruption	Other charges, net	$(484)	$-	$-
Net property insurance claims	Other charges, net	$(284)	$(20)	$-

Consolidated statements of cash flows
Business interruption	Operating activity	$100	$-	$-
Proceeds from property insurance claims	Investing activity	$100	$20	$-

The net property insurance claims amount in fiscal 2019 is net of assets written off and expenses amounting to $629,000.

The $1.2 million balance of insurance receivable as of September 30, 2019 was collected in October and November 2019.

15. Acquisitions and Dispositions

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

Management believes that the recorded goodwill represents the Company’s expansion into the Greater St. Louis area. Goodwill is not amortized but is tested at least annually for impairment. The goodwill amount of $1.5 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Acquisitions and Dispositions - continued

On May 8, 2017, a subsidiary of the Company acquired the company that owns Scarlett’s Cabaret Miami in Pembroke Park, Florida along with certain related intellectual property for a total consideration of $26.0 million, payable $5.4 million at closing, $5.0 million after six months through a short-term 5% note, and $15.6 million through a 12-year amortizing 8% note. See Note 9.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Inventory	$109
Leasehold improvements	1,222
Furniture and equipment	633
Noncompete	400
SOB license	20,196
Tradename	2,215
Goodwill	1,177
Net assets	$25,952

Management believes that the recorded goodwill represents the Company’s strong market positioning in the South Florida area and with its different clientele from Tootsie’s Cabaret, which is five miles away, the two are complementary to each other including management synergies. Goodwill for this acquisition is not amortized but is tested at least annually for impairment. The goodwill amount of $1.2 million, which was recognized in the Nightclubs segment, is deductible for tax purposes.

In conjunction with the acquisition, the Company made an election under IRS Code 338(h)10 to treat the acquisition as an asset purchase for tax purposes. As a result, no deferred taxes were recorded upon acquisition.

The Company’s pro forma results of operations for the 2017 acquisitions have not been presented because it is impracticable for management to provide assumptions and estimates in pre-acquisition prior periods without undue cost and effort, notwithstanding the effect of the acquisitions was not material to our consolidated financial statements. Since the acquisition dates, the two acquisitions generated combined revenues of $5.6 million and combined income from operations of $2.2 million that are included in the Company’s consolidated statements of income for the year ended September 30, 2017. We estimate their combined revenues to be $14.6 million and combined income from operations to be $6.5 million for the year ended September 30, 2017 if the acquisitions occurred at the beginning of the fiscal year.

2017 Dispositions

On January 13, 2017, we closed the sale on one of our non-income-producing properties, included in assets held for sale in our consolidated balance sheet as of September 30, 2016, for $2.2 million in cash, recognizing approximately $116,000 loss on the sale. Proceeds were used to pay off the remaining $1.5 million of a related 11% balloon note, which was due in 2018. The Company paid a $75,000 prepayment penalty to pay off the debt.

On June 6, 2017, the Company closed on the sale of another non-income-producing property, which was included in assets held for sale on the Company’s consolidated balance sheet as of September 30, 2016, for $1.5 million, recognizing approximately $0.9 million gain on the sale. The buyer owned one of the Company’s notes payable, hence, the Company exchanged the property for a $1.5 million reduction in its note payable.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Acquisitions and Dispositions - continued

2018 Acquisitions

At September 30, 2017, the Company held a $2.0 million note receivable related to the Drink Robust, Inc. (“Drink Robust”) disposition that occurred in September 2016. The note required interest-only monthly payments at a per annum rate of 4% beginning January of 2017 and principal and interest payments due monthly commencing in January 2018 and ending December 2032. Interest payments from January 2017 through December 2017 were made in the form of shares of the common stock of a manufacturing company. Cash was received for the January 2018 principal and interest payment; however, in April of 2018, the Company was informed that the note holder did not intend to make any future principal or interest payments due on the note. The Company had recourse to the personal assets of the note holder in the amount of $500,000 and entered into negotiations for settlement of the note in April 2018. On April 26, 2018, the Company forgave the $500,000 guaranteed portion of the note for 750,000 shares of common stock of the manufacturing company. Additionally, as part of the settlement, the Company acquired 78.5% of the remaining 80% ownership interest in Drink Robust, bringing its ownership interest to 98.5% with the payment of an outstanding liability to the Drink Robust distributor of $250,000. As a result of the payment, Drink Robust also obtained a three-year exclusive right of distribution for the Robust Energy Drinks in the United States. The Company estimated of the fair value of the shares of the manufacturing company and the interest acquired in Drink Robust. The estimated fair value totals $450,000, which is net of the consideration of $250,000 owed to the Drink Robust distributor. As a result of the transaction, the Company impaired $1.55 million of the note receivable during the quarter ended March 31, 2018, with a remaining balance of $450,000 recorded within long-term assets at June 30, 2018. The Company accounted for the acquisition in the third quarter of 2018, when the transaction was executed and has finalized its estimate of the fair value of the shares acquired in the transaction, as well as its accounting for such ownership. The Company then acquired the remaining 1.5% interest in Drink Robust from an individual investor to complete its 100% ownership.

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The transaction provides for the purchase of the real estate for $825,000 and other non-real estate business assets for $180,000, with goodwill amounting to $495,000, which is deductible for tax purposes. Since the acquisition date, the acquired club generated revenues of approximately $442,000 that are included in the Company’s consolidated statements of income for the year ended September 30, 2018.

On September 6, 2018, a subsidiary acquired the remaining 49% of TEZ Real Estate that it did not own for $1,550,000 in cash. The acquisition was principally funded by a loan on the property from a commercial bank. The Company accounted for the transaction as an equity transaction in accordance with ASC 505. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted, in the amount of approximately $759,000 (net of tax), was recognized in additional paid-in capital.

2018 Disposition

On December 11, 2017, the Company sold one of the properties held for sale for $675,000, recognizing a gain of $481,000. During the quarter ended June 30, 2018, the Company decided to offer for sale a real estate property in Dallas, Texas, which was a location of a recently closed club, with an estimated fair value of $2.0 million. During the quarter ended September 30, 2018, the Company reclassified two properties held for sale with an aggregate carrying value of $7.2 million into held and used property and equipment, net in the consolidated balance sheet as of September 30, 2018. Also, during the quarter ended September 30, 2018, the Company decided to offer four real estate properties for sale, with an aggregate fair value less cost to sell of approximately $2.5 million.

2019 Acquisitions

On November 1, 2018, the Company acquired the stock of a club in Chicago for $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller-financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our consolidated statement of income. The club generated revenue of approximately $5.0 million since acquisition date. In relation to this acquisition, on September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate with a maturity date in May 2019. The loan was fully paid as of June 30, 2019. Goodwill and SOB license for the Chicago acquisition are not amortized but are tested at least annually for impairment. Goodwill recognized for this transaction is not deductible for tax purposes. Noncompete is amortized on a straight-line basis over five years from acquisition date.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$4,325
Inventory	57
Furniture and equipment	50
Noncompete	100
SOB license	5,252
Goodwill	2,003
Deferred tax liability	(1,287)
Net assets	$10,500

On November 5, 2018, the Company acquired the assets of a club in Pittsburgh for $15.0 million, with $7.5 million cash paid at closing and two seller notes payable. The first note is a 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid acquisition-related costs for this transaction of approximately $134,000, which is included in selling, general and administrative expenses in our consolidated statement of income. The club generated revenue of approximately $4.6 million since acquisition date. Goodwill for the Pittsburgh acquisition is not amortized but is tested at least annually for impairment. Goodwill recognized for this transaction is deductible for tax purposes. Noncompete is amortized on a straight-line basis over five years from acquisition date.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$5,000
Inventory	23
Furniture and equipment	200
Noncompete	100
Goodwill	9,677
Net assets	$15,000

2019 Dispositions

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 9% note payable to us over a 10-year period. The note is payable interest-only for twelve months at the conclusion of which time a balloon payment of $250,000 is due, and then the remainder of the principal and interest is payable in 108 equal installments of $5,078 per month until October 2028. The buyer will lease the property from the Company’s real estate subsidiary under the following terms: $36,000 per month lease payments for ten years; renewal option for a succeeding ten years at a minimum of $48,000 per month; lessee has option to purchase the property for $6.0 million during a term beginning November 2023 and expiring in October 2028. The Company recorded a gain on the sale transaction of approximately $879,000, which is included in other charges (gains), net in our consolidated statement of income during the quarter ended December 31, 2018. In July 2019, the Company and the buyer agreed to modify the promissory note to include in principal (i) rental payments from April to September 2019, (ii) accrued property taxes, (iii) accrued occupancy taxes, and (iv) two months of outstanding interest payments for a total principal balance of $879,085. The note, as modified, still bears interest at 9% and is payable in 108 equal monthly installments of $11,905, including principal and interest, until July 2028.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Acquisitions and Dispositions - continued

In November 2018, the Company sold two assets held for sale in Houston and San Antonio, Texas for a combined sales price of $868,000. Net gain on the two transactions amounted to $273,000 after closing costs. The Company used the proceeds to pay down $945,000 in loans related to the properties.

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

On July 23, 2019, the Company sold an aircraft for a total sales price of $382,000 for net gain of $16,000. Proceeds were used to pay off the remaining note payable balance of approximately $217,000.

On September 30, 2019, the Company sold its Bombshells Webster location for a total sales price of $85,000 in cash. Net loss on the transaction amounted to approximately $156,000.

2020 Acquisition

On November 5, 2019, the Company announced that its subsidiaries have signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. As of the filing of this report, closing of this transaction is still pending subject to certain conditions. Under the terms of the agreements, Company subsidiaries will pay $7.2 million for the club and $7.8 million for the real estate using $4.0 million in seller financing at 6.0% for the club with the balance of cash from an anticipated $11.0 million bank loan at a blended rate of 6.25%.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2019, 2018, and 2017 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Revenues	$44,023	$44,826	$47,027	$45,183
Income from operations(1)	$11,132	$11,166	$9,974	$2,429
Net income attributable to RCIHH shareholders(1)	$6,344	$6,735	$5,638	$458
Earnings per share(1)
Basic and diluted	$0.65	$0.70	$0.59	$0.05
Weighted average number of common shares outstanding
Basic and diluted	9,713	9,679	9,620	9,616

	For the Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenues	$41,212	$41,226	$42,634	$40,676
Income from operations(2)	$9,140	$8,231	$9,492	$699
Net income (loss) attributable to RCIHH shareholders(2)	$14,311	$4,685	$5,389	$(3,506)
Earnings (loss) per share(2)
Basic and diluted	$1.47	$0.48	$0.55	$(0.36)
Weighted average number of common shares outstanding
Basic and diluted	9,719	9,719	9,719	9,719

	For the Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Revenues	$33,739	$34,518	$37,429	$39,210
Income from operations(3)	$6,333	$7,487	$7,883	$1,436
Net income (loss) attributable to RCIHH shareholders(3)	$2,898	$3,759	$3,841	$(2,239)
Earnings (loss) per share(3)
Basic	$0.30	$0.39	$0.40	$(0.23)
Diluted	$0.30	$0.39	$0.40	$(0.23)
Weighted average number of common shares outstanding
Basic	9,768	9,719	9,719	9,719
Diluted	9,814	9,721	9,719	9,719

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Fiscal year 2019 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of a $6.0 million in asset impairments in the fourth quarter, a $2.9 million net gain on sale of businesses and assets ($1.2 million in the first quarter, $1.1 million in the second quarter, $0.3 million in the third quarter and $0.4 million in the fourth quarter), and a $0.8 million net gain on insurance ($0.1 million net loss in the third quarter and $0.9 million net gain in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 22.0%, 22.3%, 24.1%, and (371.7%) from first to fourth quarter, respectively.

(2)

Fiscal year 2018 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of a $1.6 million loss on disposition in the second quarter, a $5.6 million in asset impairments ($1.6 million in the second quarter and $4.0 million in the fourth quarter), and a $8.8 million deferred income tax benefit related to the revaluation of deferred tax assets and liabilities ($9.7 million credit in the first quarter, $38,000 expense in the second quarter, and $827,000 expense in the fourth quarter). Quarterly effective income tax expense (benefit) rate was (134.3%), 24.2%, 25.3%, and 103.8% from first to fourth quarter, respectively. See Note 3 related to revision of prior year immaterial misstatement.

(3)	Fiscal year 2017 income from operations, net income attributable to RCIHH shareholders, and earnings per share included the impact of $7.6 million in asset impairment ($1.4 million in the third quarter and $6.2 in the fourth quarter) and $1.3 million additional income tax expense due to change in deferred tax liability rate in the fourth quarter. Quarterly effective income tax expense rate was 33.3%, 33.7%, 32.9%, and 99.6% from first to fourth quarter, respectively.

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

17. Impairment of Assets

During the year ended September 30, 2017, we recorded aggregate impairment charges of $7.6 million comprised of $4.7 million for the goodwill of four club locations, including one that we have put up for sale during the fiscal year, $385,000 for property and equipment of one club, $1.4 million for SOB license of two club locations, and $1.2 million of investment impairment.

During the year ended September 30, 2018, we recorded aggregate impairment charges of $5.6 million comprised of $1.6 million for long-lived assets of one club and one Bombshells, $834,000 for goodwill impairment of two clubs, and $3.1 million for SOB licenses of three clubs.

During the year ended September 30, 2019, we recorded aggregate impairment charges of $6.0 million comprised of $1.6 million for the goodwill of four club locations, $4.2 million for property and equipment of two clubs, and $178,000 for SOB license of one club.

18. Segment Information

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

18. Segment Information - continued

Below is the financial information related to the Company’s reportable segments (in thousands):

	2019	2018	2017
Revenues (from external customers)
Nightclubs	$148,606	$140,060	$124,687
Bombshells	30,828	24,094	18,830
Other	1,625	1,594	1,379
	$181,059	$165,748	$144,896

Income (loss) from operations(1)
Nightclubs	$50,724	$43,624	$35,138
Bombshells	2,307	2,040	3,084
Other	(309)	(252)	(522)
General corporate	(18,021)	(17,850)	(14,561)
	$34,701	$27,562	$23,139

Capital expenditures
Nightclubs	$6,645	$2,052	$5,142
Bombshells	10,933	22,522	4,489
Other	27	33	14
General corporate	3,579	656	1,604
	$21,184	$25,263	$11,249

Depreciation and amortization
Nightclubs	$6,401	$5,404	$5,186
Bombshells	1,374	1,265	1,025
Other	416	179	50
General corporate	881	874	659
	$9,072	$7,722	$6,920

	September 30, 2019	September 30, 2018	September 30, 2017
Total assets(1)
Nightclubs	$274,071	$252,335	$254,432
Bombshells	44,144	39,560	18,870
Other	1,773	1,978	780
General corporate	33,649	35,859	25,802
	$353,637	$329,732	$299,884

(1) See Note 3 for a discussion of revision of prior year immaterial misstatement.

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $10.0 million, $9.0 million, and $8.8 million for 2019, 2018, and 2017, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $140,000, $26,000, and $0, for the same respective years. These revenue items are eliminated upon consolidation.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

19. Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity. Revenue, expenses and net income attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of income.

Until September 2018, our consolidated financial statements included noncontrolling interests related to the Company’s ownership of 51% of an entity which owns the real estate for the Company’s nightclub in Philadelphia. The Company acquired the remaining not-owned portion of the entity in September 2018.

Our consolidated financial statements include noncontrolling interests related principally to the Company’s ownership of 51% of an entity which owns one of the Company’s nightclubs in New York City.

20. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2019 and 2018 is $86.8 million and $90.4 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 9) was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Sherwood Forest Creations, LLC (“Sherwood Forest”) and its predecessor, Creative Steel Designs (“Creative Steel”), furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Sherwood Forest is owned by a brother of Eric Langan, and Creative Steel was owned by his father. Amounts billed to us for goods and services provided by Sherwood Forest were approximately $134,000 in fiscal 2019, $321,000 in fiscal 2018, and an aggregate of $135,000 by Sherwood Forest and Creative Steel in fiscal 2017. As of September 30, 2019 and 2018, we owed Sherwood Forest $6,588 and $73,377, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2018 and 2019. TW Mechanical is 20% owned by the son-in-law of Eric Langan. Amounts billed by TW Mechanical to the third-party general contractor were $452,000, $120,000, and $0 for the fiscal years ended 2019, 2018 and 2017 respectively. Amounts billed directly to the Company were $47,000, $7,000 and $0 for the fiscal years ended 2019, 2018, and 2017 respectively. As of September 30, 2019 and 2018, we owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective financial statement close and reporting controls in the areas of management review of financial statement information, independent review of journal entries, disclosure of related party transactions and accounting for loss contingencies. Based on this material weakness, the Company’s management concluded that at September 30, 2019, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Friedman, LLP, has expressed an adverse opinion on our internal control over financial reporting as of September 30, 2019 in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has been implementing, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

To address the material weakness, management has completed, or is in the process of:

●	developing policies and procedures to enhance the precision of management review of financial statement information;
●	implementing policies and procedures to enhance independent review of journal entries;
●	developing and implementing procedures to ensure the completeness of related party disclosures; and
●	developing and implementing procedures related to the identification and accounting for loss contingencies.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, we identified material weaknesses in internal control related to the control environment, risk assessment and monitoring, revenues, complex accounting and management estimates, financial statement close and reporting, information technology and segregation of duties.

Remediation Efforts to Address Material Weaknesses

Control Environment, Risk Assessment and Monitoring

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization. We have implemented a new Code of Conduct and Disclosure Committee charter, appointed a new Chief Compliance Officer and retained an external consulting firm to act as an internal audit department and to assist in implementing an enterprise risk assessment.

Control Activities

Revenues – We designed and implemented mitigating or compensating controls around the revenue process.

Complex Accounting and Management Estimates – We added review procedures and controls over complex accounting and estimates to prevent instances of incorrect accounting, financial statement preparation, and valuation decisions, by increasing our own level of competency as well as using third-party consultants to assist where necessary.

Information Technology – We improved and strengthened the operation of Information Technology controls in fiscal year 2019, including the review of security logs and analysis of segregation of duty conflicts.

Segregation of Duties – Our Enterprise Resource Planning (“ERP”) system includes proper segregation of duties within our journal entry process and an analysis of segregation of duties conflicts, which were more fully utilized in fiscal year 2019. We also hired a Director of ERP & Business Intelligence.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and, with the exception of the remaining material weakness in financial close and reporting described above, management has concluded that the previously reported material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited RCI Hospitality Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Ineffective financial statement close and reporting controls in the areas of management review of financial statement information, independent review of journal entries, disclosure of related party transactions and accounting for loss contingencies.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 13, 2020, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated February 13, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Friedman LLP

Marlton, New Jersey

February 13, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of seven persons. The following table sets forth our Directors and executive officers:

Name	Age	Position
Eric S. Langan	51	Director, Chairman, Chief Executive Officer, President
Phillip Marshall	70	Chief Financial Officer
Travis Reese	50	Director and Executive Vice President
Luke Lirot	63	Director
Nourdean Anakar	62	Director
Yura Barabash	44	Director
Elain J. Martin	62	Director
Arthur Allan Priaulx	79	Director

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

Yura Barabash became a director on September 19, 2017. Mr. Barabash has been a Director of SportUpdate BV, private digital media company in the Netherlands, since December 2017. Mr. Barabash has extensive corporate finance experience across multiple industries domestically and internationally, and has been involved in multiple equity and debt financings and M&A transactions for public and private companies in the US, China, Brazil, EU and Russia. From 2016 to June 2019 he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport data enabled digital media company in the world. Prior to joining Motorsport Network, he was an investment banker at Primary Capital from 2011 until 2016. Previously, Mr. Barabash was an investment banker at Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash is a valuable member of the Board of Directors based on his extensive corporate finance and investment banking experience across multiple industries domestically and internationally with a wide range of transactions (debt and equity). He also possesses extensive financial modeling and investor relationship experience and experience in diligence, governance and accounting.

Elaine J. Martin became a director on August 8, 2019. She is co-founder and general partner of two privately-held Houston area businesses for which she provides a broad array of management and accounting functions on a day-to-day basis. In 1993, she co-founded Medco Manufacturing LLC, which develops, manufactures and sells, under Food and Drug Administration (FDA) guidelines, equipment and disposable products used by plastic surgeons in domestic and international markets. In 1989, Ms. Martin co-founded Aero Tech Aviation LLC, which trains foreign nationals for the Federal Aviation Administration (FAA) Air Frame and Power Plant examination, for their license to repair US-origin aircraft. Earlier in her career, she was a Registered Nurse specializing in cosmetic surgery. Ms. Martin received her BS in Biology and Chemistry from Houston Baptist University. Her volunteer activities have included serving as a member of the Board of Directors of Texas A&M University Mothers’ Club (Aggie Moms). Ms. Martin’s business acumen and experience running companies make her an important member of the Board.

Arthur Allan Priaulx became a director on August 8, 2019. He has more than 45 years of experience in the communications industry. Earlier in his career, he was Vice President and General Manager of King Features Division of Hearst Corporation, in charge of worldwide newspaper activities and product licensing. He was also publisher of American Banker, a leading trade publication in the financial services industry, when it was owned by Thomson Financial. In 1993, he founded Resource Media Group, a New York-based financial media and investor relations firm. His clients included a wide range of companies, including RCI Hospitality Holdings, Inc., for which he provided public and investor relations services from 1994 to 2013. Mr. Priaulx has been retired since 2014. He attended Dartmouth College and University of Southampton in the U.K. He has also completed graduate-level courses at INSEAD Business School in France and the Wharton School of the University of Pennsylvania. His volunteer activities have included serving as national vice president of United Cerebral Palsy.

On August 8, 2019, Steven Jenkins resigned from the board. He has confirmed that his decision was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

We have an Audit Committee whose members are Yura Barabash, Elaine Martin and Arthur Allan Priaulx. All members of the Audit Committee are independent directors. The purpose of the Audit Committee is to (i) oversee our accounting and financial reporting processes, our disclosure controls and procedures and system of internal controls and audits of our consolidated financial statements, (ii) oversee the relationship with our independent auditors, including appointing or changing our auditors and ensuring their independence, and (iii) provide oversight regarding significant financial matters. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Yura Barabash serves as the Audit Committee’s financial expert.

In August 2015, our Board adopted a new Charter for the Audit Committee. A copy of the Audit Committee Charter can be found on our website at www.rcihospitality.com/investor. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee’s duties. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the SEC, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. NASDAQ Stock Market Rules require all members of the Audit Committee to be independent. The Audit Committee is objective, and reviews and assesses the work of our independent registered public accounting firm and our internal accounting department.

NOMINATING COMMITTEE

We have a Nominating Committee whose current members are Elaine Martin, Luke Lirot, Yura Barabash and Arthur Allan Priaulx. In July 2004, the Board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee’s duties. NASDAQ Stock Market Rules require all members of the Nominating Committee to be independent. Pursuant to its Charter, the Committee has the power and authority to consider Board nominees and proposals submitted by our stockholders and to establish any procedures, including procedures to facilitate stockholder communication with the Board of Directors, and to make any such disclosures required by applicable law in the course of exercising such authority. A copy of the Nominating Committee’s Charter can be found on our website at www.rcihospitality.com/investor.

COMPENSATION COMMITEE

We have a Compensation Committee whose current members are Elaine Martin, Luke Lirot, Yura Barabash and Arthur Allan Priaulx. In June 2014, the Compensation Committee adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Compensation Committee’s Charter can be found on our website at www.rcihospitality.com/investor.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2019, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2019, except for an untimely Form 4 filed on February 12, 2020 for each of Eric Langan, our Chief Executive Officer; Phillip Marshall, our Chief Financial Officer; and Travis Reese, our Director and Executive Vice President.

CODE OF ETHICS

We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2019, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

Compensation Philosophy

The Compensation Committee emphasizes the important link between the Company’s performance, which ultimately affects stockholder value, and the compensation of its executives. Therefore, the primary goal of the Company’s executive compensation policy is to try to align the interests of the executive officers with the interests of the stockholders. In order to achieve this goal, the Company attempts to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long-term success of the Company and reward them for their efforts in ensuring the success of the Company, (ii) align the Company’s compensation programs with the Company’s long-term business strategies and objectives, and (iii) provide variable compensation opportunities that are directly linked to the Company’s performance and stockholder value, including an equity stake in the Company. Our named executive officers’ compensation utilizes two primary components — base salary and long-term equity compensation — to achieve these goals. We have not, however, granted any equity awards to our executive officers since 2014. Additionally, the Compensation Committee may award discretionary bonuses to certain executives based on the individual’s contribution to the achievement of the Company’s strategic objectives.

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

Retirement Savings Plan

The Company maintains a retirement savings plan for the benefit of our executives and employees. Our Simple IRA Plan is intended to qualify as a defined contribution arrangement under the Internal Revenue Code (the “Code”). Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan accounts are 100% vested at all times. All assets of our Simple IRA Plan are invested based on participant-directed elections. We make certain matching contributions to the Simple IRA Plan, which are also 100% vested.

Perquisites and Other Personal Benefits

The Company’s executive officers participate in the Company’s other benefit plans on the same terms as other employees on a non-discriminatory basis. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations under their employment agreements. The Company does not provide named executive officers with any significant perquisites or other personal benefits except for personal travel using Company-owned automobiles and/or aircrafts. In September 2019, the board of directors approved an aircraft policy allowing personal use of Company aircrafts as follows: (1) 25 hours per fiscal quarter for our CEO, and (2) 12 hours each per fiscal quarter for our CFO and our EVP.

SUMMARY COMPENSATION TABLE

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2019, 2018, and 2017 of our named executive officers.

			Stock	Option	All Other
Name and		Salary	Awards	Awards	Compensation(1)	Total
Principal Position	Year	($)	($)	($)	($)	($)
Eric S. Langan	2019	1,200,000	-	-	81,355	1,281,355
President and Chief Executive Officer	2018	1,015,384	-	-	119,904	1,135,288
	2017	900,000	-	-	158,673	1,058,673

Phillip K. Marshall	2019	325,000	-	-	34,067	359,067
Chief Financial Officer	2018	294,231	-	-	32,580	326,811
	2017	263,942	-	-	27,396	291,338

Travis Reese	2019	390,000	-	-	76,622	466,622
Executive Vice President	2018	346,854	-	-	73,722	420,576
	2017	320,000	-	-	66,579	386,579

(1)	All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, and personal use of aircraft. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, major periodic maintenance, and an allowance for propeller maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer, plus cost of insurance, registration, repairs, maintenance, and fuel.

A table of All Other Compensation for fiscal 2019 for our named executive officers is presented below:

	SIMPLE IRA Matching Contribution	Automobile Expenses	Personal Use of Aircraft	Total All Other Compensation
Name	($)	($)	($)	($)
Eric S. Langan	16,630	17,848	46,877	81,355

Phillip K. Marshall	9,750	24,317	-	34,067

Travis Reese	11,700	56,478	8,444	76,622

CEO Pay Ratio

We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2019.

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

We used the same median employee that was identified in our Form 10-K for the fiscal year ended September 30, 2018.

The compensation for our CEO in fiscal 2019 of $1,281,355 was approximately 62 times the compensation of our median employee of $20,534.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for the year ended September 30, 2019.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2019.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2019

There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2019.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2019, and we paid our independent directors $20,000 in cash for the fiscal year. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2019:

Fees earned or paid in cash
Name	($)
Nourdean Anakar	20,000
Steve L. Jenkins	20,000
Luke C. Lirot	20,000
Yura Barabash	20,000
Elaine Martin	-
Arthur Allan Priaulx	-
Eric S. Langan	-
Travis Reese	-

During September 2019, the board of directors unanimously approved increasing the compensation of the non-executive directors to $30,000 in cash for the 2020 fiscal year, payable $7,500 each quarter.

EMPLOYMENT AGREEMENTS

On January 31, 2020, the employment agreements with each of our executive officers, including Eric S. Langan, our Chief Executive Officer and President, Phillip Marshall, our Chief Financial Officer, and Travis Reese, our Executive Vice President, expired. We are presently in the process of negotiating new employment agreements with each of these individuals. During this process, the Compensation Committee has determined that these executive officers will continue to receive the pay and benefits provided under their previous employment agreements. Under their respective agreements, Mr. Langan’s annual salary was $1,200,000, Mr. Marshall’s annual salary was $325,000, and Mr. Reese’s annual salary was $390,000. Each of the agreements also provided for bonus eligibility, expense reimbursement, participation in all benefit plans maintained by us for salaried employees and two weeks paid vacation.

Currently, our executive officers do not have long-term incentive plans or defined benefit or actuarial plans outstanding.

EMPLOYEE STOCK OPTION PLANS

As of September 30, 2019, there are no stock options outstanding under our 2010 Stock Option Plan, as amended.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Form 10-K. Based on the reviews and discussions referred to above, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this report. This report is furnished by the Compensation Committee of our Board of Directors, whose members are:

Elaine Martin

Luke Lirot

Yura Barabash

Arthur Allan Priaulx

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Ms. Martin and Messrs. Lirot, Barabash, and Priaulx. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at February 6, 2020, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,258,000 shares of common stock outstanding at February 6, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 6, 2020 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of February 6, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of			Percent of
Name/Address	shares		Title of class	Class (1)
Executive Officers and Directors

Eric S. Langan	701,870	(2)	Common stock	7.58%

Phillip K. Marshall	16,000	(3)	Common stock	*

Yura Barabash	-0-		Common stock	*

Travis Reese	14,141	(4)	Common stock	*

Nourdean Anakar	-0-		Common stock	*

Luke Lirot	518		Common stock	*

Elaine Martin	975		Common stock	*

Arthur Allan Priaulx	2,000		Common stock	*

All of our Directors and Officers as a Group of eight persons	731,764		Common stock	7.90%

Other > 5% Security Holders (5)

Cooper Capital Securities, L.P. (6)	547,170		Common stock	5.91%

BlackRock, Inc. (7)	596,667		Common stock	6.44%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)

Includes 1,870 shares held in an investment club over which Mr. Langan has shared voting and investment power. As of the date of this report, Mr. Langan owns approximately 21.7% of the investment club.

(3)	Includes 1,870 shares held in an investment club over which Mr. Marshall has shared voting and investment power. As of the date of this report, Mr. Marshall owns approximately 4.6% of the investment club.

(4)	Includes 1,870 shares held in an investment club over which Mr. Reese has shared voting and investment power. As of the date of this report, Mr. Reese owns approximately 0.9% of the investment club.

(5)	A representative of Renaissance Technologies LLC (“RTC”) has communicated to us that RTC no longer beneficially owns more than 5% of our outstanding shares of common stock. RTC has not yet filed with the SEC a Schedule 13G/A to reflect this change, but the change is consistent with RTC’s latest Form 13F report. RTC’s most recently available Schedule 13G/A filed on February 13, 2019 by RTC and Renaissance Technologies Holdings Corporation (the majority owner of RTC) reflects that RTC beneficially owned 703,700 shares of common stock (which would represent 7.32% of outstanding common stock), with sole voting power over 613,400 shares, sole dispositive power over 652,575 shares, and shared dispositive power over 51,125 shares. The address for both entities is 800 Third Avenue, New York, New York 10022.

(6)

Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2020 by Cooper Capital Securities, L.P., Cooper Capital Management, LLC, Adam Mikkelsen and Yilaap Lai. Cooper Capital Management is the general partner of Cooper Capital Securities; Adam Mikkelsen is the managing member of Cooper Capital Management; and Yilaap Lai is the limited partner of Cooper Capital Securities. Cooper Capital Securities beneficially owned 547,170 shares, with shared voting power over 425,852 shares, and shared dispositive power over 425,852 shares. The address of Cooper Capital Securities is 520 Newport Center Drive, Suite 500, Newport Beach, California 92660.

(7)

Based on the most recently available Schedule 13G filed with the SEC on February 7, 2020 by BlackRock Inc. BlackRock beneficially owned 596,667 shares, with sole voting power over 581,097 shares and sole dispositive power over 596,667 shares. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

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

We paid Ed Anakar, our director of operations – club division, employment compensation of $550,000, $488,462, and $450,000 during the fiscal years ended September 30, 2019, 2018, and 2017 respectively. Ed Anakar is the brother of Nourdean Anakar, a director of the Company.

In November 2018, we borrowed $500,000 from Ed Anakar. The note bears interest at the rate of 12% per annum and matures in November 2021. The note is payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity.

We used the services of Sherwood Forest Creations, LLC (“Sherwood Forest”) and its predecessor, Creative Steel Designs (“Creative Steel”), furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Sherwood Forest is owned by a brother of Eric Langan, and Creative Steel was owned by his father. Amounts billed to us for goods and services provided by Sherwood Forest were approximately $134,000 in fiscal 2019, $321,000 in fiscal 2018, and an aggregate of $135,000 by Sherwood Forest and Creative Steel in fiscal 2017. As of September 30, 2019 and 2018, we owed Sherwood Forest $6,588 and $73,377, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2018 and 2019. TW Mechanical is 20% owned by the son-in-law of Eric Langan. Amounts billed by TW Mechanical to the third-party general contractor were $452,000, $120,000, and $0 for the fiscal years ended 2019, 2018 and 2017 respectively. Amounts billed directly to the Company were $47,000, $7,000 and $0 for the fiscal years ended 2019, 2018, and 2017 respectively. As of September 30, 2019 and 2018, we owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

Review, Approval, or Ratification of Related Transactions

On September 23, 2019, the Board of Directors, acting upon the recommendation of its Audit Committee, adopted a new written related party transaction policy, under which related party transactions are subject to review, approval, rejection, modification and/or ratification by the Audit Committee. The policy provides that prior to the entry into any transaction between the Company and one of its officers, directors, 5% shareholders or an immediate family member of any of the foregoing (a “related party”), such transaction will be reported to the Company’s chief compliance officer. The Company’s chief compliance officer will undertake an evaluation of the transaction. If that evaluation indicates that the transaction would require the Audit Committee’s approval, the Company’s chief compliance officer will report this transaction to the Audit Committee. The Audit Committee will review the material facts of all related party transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the related party transaction. If advance Audit Committee approval of a related party transaction is not feasible, then the related party transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account factors it deems appropriate. In the event that the Audit Committee determines not to ratify and approve the related party transaction, then the Audit Committee will instruct that the related party transaction be rescinded or unwound. The Audit Committee will not approve or ratify any related party transaction unless it deems that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Audit Committee.

In reviewing related party transactions under the policy, the Audit Committee will review and consider one or more of the following as it seems appropriate for the circumstances: (1) the related party’s interest in the related party transaction; (2) the approximate dollar value of the amount involved in the related party transaction; (3) the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss; (4) whether the transaction was undertaken in the ordinary course of business of the Company; (5) whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (6) the purpose of, and the potential benefits to the Company of, the related party transaction; (7) whether the related party transaction would impair the independence of an outside director; (8) required public disclosure, if any; and (9) any other information regarding the related party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction. The Audit Committee will review all relevant information available to it about the related party transaction. The Audit Committee may approve or ratify the related party transaction only if the Audit Committee determines in good faith that, under all of the circumstances, the transaction is fair as to the Company. The Audit Committee, in its sole discretion, may impose such condition as it deems appropriate on the Company or the related party in connection with approval of the related party transaction.

Our Audit Committee is composed of all independent directors, including Yura Barabash, Elaine Martin and Arthur Allan Priaulx. We additionally have two other independent directors, Nourdean Anakar and Luke Lirot, who are not on the Audit Committee. The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by BDO USA, LLP for the audit of our annual financial statements fiscal year 2018, partial fiscal 2019 and by Friedman LLP for partial fiscal 2019 (in thousands).

	Friedman 2019	BDO 2019	BDO 2018

Audit fees	$401	$670	$879
Audit-related fees	-	-	-
Tax fees	-	208	351
All other fees	-	237	-

Total	$401	$1,115	$1,230

“Audit fees” include fees billed for professional services rendered in connection with the annual audit and quarterly reviews of the Company’s consolidated financial statements, the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and assistance with securities filings other than periodic reports.

There were no “Audit-related fees” in Fiscal 2019 or 2018.

The category of “Tax fees” includes consultation related to tax compliance and tax structuring.

“All other fees” include fees billed for professional services rendered in connection with the SEC investigation.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Friedman, LLP or BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on July 18, 2019) *

21.1	Subsidiaries

23.1	Consent of Friedman LLP

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2020.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	February 13, 2020

/s/ Phillip K. Marshall
Phillip K. Marshall	Chief Financial Officer and Principal Accounting Officer	February 13, 2020

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	February 13, 2020

/s/ Nourdean Anakar
Nourdean Anakar	Director	February 13, 2020

/s/ Yura Barabash
Yura Barabash	Director	February 13, 2020

/s/ Luke Lirot
Luke Lirot	Director	February 13, 2020

/s/ Elaine Martin
Elaine Martin	Director	February 13, 2020

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	February 13, 2020

