Form 10-Q
period 2019-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2020-02-27
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 25, 2020, 9,258,000 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,159	$14,097
Accounts receivable, net	3,131	6,289
Current portion of notes receivable	659	954
Inventories	2,739	2,598
Prepaid insurance	4,150	5,446
Other current assets	2,236	2,521
Assets held for sale	4,825	2,866
Total current assets	30,899	34,771
Property and equipment, net	183,657	183,956
Operating lease right-of-use assets	26,981	-
Notes receivable, net of current portion	4,149	4,211
Goodwill	53,630	53,630
Intangibles, net	75,795	75,951
Other assets	1,062	1,118
Total assets	$376,173	$353,637

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,202	$3,810
Accrued liabilities	13,759	14,644
Current portion of long-term debt	14,898	15,754
Current portion of operating lease liabilities	1,521	-
Total current liabilities	33,380	34,208
Deferred tax liability, net	21,508	21,658
Long-term debt, net of current portion and debt discount and issuance costs	126,928	127,774
Operating lease liabilities, net of current portion	26,745	-
Other long-term liabilities	407	1,696
Total liabilities	208,968	185,336

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,258 and 9,591 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	93	96
Additional paid-in capital	54,874	61,312
Retained earnings	112,404	107,049
Total RCIHH stockholders’ equity	167,371	168,457
Noncontrolling interests	(166)	(156)
Total equity	167,205	168,301
Total liabilities and equity	$376,173	$353,637

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2019	2018
Revenues
Sales of alcoholic beverages	$20,743	$18,310
Sales of food and merchandise	7,447	5,690
Service revenues	17,193	17,331
Other	3,011	2,692
Total revenues	48,394	44,023
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,146	3,736
Food and merchandise sold	2,553	1,984
Service and other	77	92
Total cost of goods sold (exclusive of items shown separately below)	6,776	5,812
Salaries and wages	13,223	12,096
Selling, general and administrative	16,531	14,027
Depreciation and amortization	2,204	2,053
Other gains, net	(26)	(1,097)
Total operating expenses	38,708	32,891
Income from operations	9,686	11,132
Other income (expenses)
Interest expense	(2,485)	(2,521)
Interest income	98	51
Unrealized loss on equity securities	(72)	(447)
Income before income taxes	7,227	8,215
Income tax expense	1,593	1,811
Net income	5,634	6,404
Net income attributable to noncontrolling interests	-	(60)
Net income attributable to RCIHH common shareholders	$5,634	$6,344

Earnings per share
Basic and diluted	$0.60	$0.65

Weighted average number of common shares outstanding
Basic and diluted	9,322	9,713

Dividends per share	$0.03	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2019	9,591	$96	$61,312	$107,049	$-	-	$-	$(156)	$168,301
Purchase of treasury shares	-	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	-	(279)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(10)	(10)
Net income	-	-	-	5,634	-	-	-	-	5,634
Balance at December 31, 2019	9,258	$93	$54,874	$112,404	$-	-	$-	$(166)	$167,205

Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(14)	(355)	-	(355)
Canceled treasury shares	(14)	-	(355)	-	-	14	355	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,344	-	-	-	60	6,404
Balance at December 31, 2018	9,705	$97	$63,857	$95,179	$-	-	$-	$(43)	$159,090

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,634	$6,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,204	2,053
Deferred income tax expense (benefit)	(150)	458
Gain on sale of businesses and assets	(30)	(1,176)
Unrealized loss on equity securities	72	447
Amortization of debt discount and issuance costs	61	95
Deferred rent	-	142
Noncash lease expense	329	-
Gain on insurance	(20)	-
Changes in operating assets and liabilities:
Accounts receivable	2,345	1,723
Inventories	(141)	(163)
Prepaid insurance, other current and other assets	1,565	1,939
Accounts payable, accrued and other liabilities	(1,596)	(470)
Net cash provided by operating activities	10,273	11,452
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	51	1,245
Proceeds from insurance	932	-
Proceeds from notes receivable	357	32
Additions to property and equipment	(4,058)	(7,295)
Acquisition of businesses, net of cash acquired	-	(13,500)
Net cash used in investing activities	(2,718)	(19,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	318	5,652
Payments on long-term debt	(2,081)	(5,279)
Purchase of treasury stock	(6,441)	(355)
Payment of dividends	(279)	(291)
Distribution to noncontrolling interests	(10)	-
Net cash used in financing activities	(8,493)	(273)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(938)	(8,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,097	17,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,159	$9,387

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $120 and $172, respectively)	$2,423	$2,345
Income taxes	$259	$243

Noncash investing and financing transactions:
Notes receivable received as proceeds from sale of assets	$-	$625
Operating lease right-of-use assets established upon adoption of ASC 842	$27,310	$-
Deferred rent liabilities reclassified upon adoption of ASC 842	$1,241	$-
Operating lease liabilities established upon adoption of ASC 842	$28,551	$-
Unpaid liabilities on capital expenditures	$253	$-

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 13, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

2. Recent Accounting Standards and Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing for certain practical expedients in the implementation of ASU 2016-02. The guidance requires the use of a modified retrospective approach. We adopted ASU 2016-02 and related amendments as of October 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to retain historical lease classification, as well as relief from reviewing expired and existing contracts to determine if they contain leases. Our adoption of the new leasing standard resulted in an increase of $27.3 million in our total assets as of October 1, 2019 due to the recognition of operating lease right-of-use assets net of the reclassification of deferred rent liability of $1.2 million and an increase in total liabilities due to the recognition of a $28.6 million operating lease liabilities. Our adoption of ASC 842 did not have an impact on our consolidated statements of income and cash flows, except for additional required disclosures. See additional disclosures in Note 13.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) is recorded. The ASU requires financial statement preparers to disclose (1) a description of the accounting policy for releasing income tax effects from AOCI; (2) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (3) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We adopted ASU 2018-02 as of October 1, 2019. Our adoption of this guidance did not have an impact on our consolidated financial statements.

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

3. Revenues

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Other lease revenues are recognized when earned (recognized over time) and are more appropriately covered by guidance under ASC Topic 842, Leases (ASC 840 in prior year). See Note 13.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended December 31, 2019					Three Months Ended December 31, 2018
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$14,684		$6,059	$-	$20,743	$14,802		$3,508	$-	$18,310
Sales of food and merchandise	3,264		4,183	-	7,447	3,207		2,483	-	5,690
Service revenues	17,094		99	-	17,193	17,313		18	-	17,331
Other revenues	2,817		9	185	3,011	2,406		4	282	2,692
	$37,859		$10,350	$185	$48,394	$37,728		$6,013	$282	$44,023

Recognized at a point in time	$37,434		$10,350	$178	$47,962	$37,392		$6,013	$267	$43,672
Recognized over time	425	*	-	7	432	336	*	-	15	351
	$37,859		$10,350	$185	$48,394	$37,728		$6,013	$282	$44,023

* Lease revenue (included in Other Revenues) as covered by ASC Topic 842 in the current year (and ASC Topic 840 in the prior year). All other revenues are covered by ASC Topic 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2019	Consideration Received	Recognized in Revenue	Balance at December 31, 2019
Ad revenue	$76	$221	$(145)	$152
Expo revenue	-	269	-	269
Other	7	6	(8)	5
	$83	$496	$(153)	$426

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 4), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	December 31, 2019	September 30, 2019
Insurance	$3,188	$4,937
Sales and liquor taxes	3,088	3,086
Payroll and related costs	2,950	2,892
Property taxes	2,089	1,675
Patron tax	617	595
Unearned revenues	426	83
Lawsuit settlement	75	115
Other	1,326	1,261
	$13,759	$14,644

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Taxes and permits	$2,674	$2,181
Advertising and marketing	2,410	2,148
Supplies and services	1,534	1,456
Insurance	1,483	1,353
Legal	1,186	1,058
Lease	1,030	1,019
Charge card fees	1,046	933
Utilities	895	744
Security	848	709
Accounting and professional fees	1,208	650
Repairs and maintenance	797	587
Other	1,420	1,189
	$16,531	$14,027

5. Assets Held for Sale

As of September 30, 2019, the Company had two real estate properties for sale. The aggregate estimated fair value of the properties less cost to sell as of September 30, 2019 was approximately $2.9 million and was reclassified to assets held for sale in the Company’s consolidated balance sheet. The assets were measured at the carrying value as adjusted for depreciation, which was lower than the fair value at the date reclassified.

During the quarter ended December 31, 2019, the Company classified as held-for-sale another real estate property. The aggregate estimated fair value of the property less cost to sell was $1.9 million.

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

The assets held for sale do not have liabilities associated with them that need to be directly settled from the proceeds in the event of a transaction. The gain or loss on the sale of these properties held for sale is included in other charges/gains, net in the unaudited condensed consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-term Debt

In December 2019, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2022. The amendment did not have an impact in the Company’s results of operations and cash flows.

Included in the balance of long-term debt as of December 31, 2019 and September 30, 2019 is a $500,000 note borrowed from a related party (see Note 12) and three notes totaling $600,000 borrowed from two non-officer employees and a family member of a non-officer employee in which the terms of the notes are the same as the rest of the lender groups.

Subsequent to the quarter ended December 31, 2019, in February 2020, in relation to a $4.0 million 12% note payable earlier refinanced on August 15, 2018, the Company restructured the note with a private lender by executing a 12% 10-year note payable $57,388 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $4.0 million in August 2021. The refinancing did not have an impact in the Company’s results of operations and cash flows.

Also in February 2020, in relation to a $9.9 million 12% note payable that was partially paid during the December 2017 Refinancing Loan, the Company restructured the note, which had a balance of $5.2 million as of the amendment date, by executing a 12% 10-year note payable $74,515 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $3.8 million in October 2021. As a result of the refinancing, the Company wrote off approximately $25,400 in unamortized debt issuance cost as interest expense in the unaudited condensed consolidated statement of income for the quarter ending March 31, 2020.

7. Equity

During the quarter ended December 31, 2019, the Company purchased and retired 332,671 common shares at a cost of approximately $6.4 million. The Company paid a $0.03 per share cash dividend during the quarter totaling approximately $279,000.

During the quarter ended December 31, 2018, the Company purchased and retired 14,111 common shares at a cost of approximately $355,000. The Company also paid a $0.03 per share cash dividend during the quarter totaling approximately $291,000.

On February 6, 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of February 25, 2020, the Company has $13.8 million remaining to purchase additional shares under its share repurchase program.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Income Taxes

Income tax expense was $1.6 million during the quarter ended December 31, 2019 compared to $1.8 million during the quarter ended December 31, 2018. The effective income tax rate was 22.0% for both quarters ended December 31, 2019 and 2018. Our effective tax rate for both years is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

The Company or one of its subsidiaries file income tax returns for U.S. federal jurisdiction and various states. Fiscal years ended September 30, 2016 and thereafter remain open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 have been examined by the Internal Revenue Service with no changes. Tax years 2014 through 2017 are now under examination for payroll taxes. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of December 31, 2019 and September 30, 2019, the liability for uncertain tax positions was $0 and $0, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of income.

9. Commitments and Contingencies

Legal Matters

Texas Patron Tax

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two non-settled locations. The Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. As a consequence, the Company recorded an $8.2 million pre-tax gain for the third quarter ended June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest.

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $3.1 million and $3.4 million as of December 31, 2019 and September 30, 2019, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2019, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nour-Dean Anakar and former director Steven Jenkins as defendants. The Company intends to vigorously defend against this action and will move to dismiss the lawsuit. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of December 31, 2019 and September 30, 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

As set forth in the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer’s work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.

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

Settlements of lawsuits for the quarter ended December 31, 2019 and 2018 amount to approximately $24,000 and $60,000, respectively. As of December 31, 2019 and September 30, 2019, the Company has accrued $75,000 and $115,000 in accrued liabilities, respectively, related to settlement of lawsuits.

10. Acquisition

On November 5, 2019, the Company announced that its subsidiaries have signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. Under the terms of the agreements, Company subsidiaries will pay $7.2 million for the club and $7.8 million for the real estate using $4.0 million in seller financing at 6.0% for the club with the balance of cash from an anticipated $11.0 million bank loan at a blended rate of 6.25%. As of the filing of this report, closing of this transaction is still pending subject to certain conditions. The Company will not present pro forma results of operations for this acquisition because the acquisition did not meet the threshold of a significant acquisition under Regulation S-X 3-05.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Revenues
Nightclubs	$37,859	$37,728
Bombshells	10,350	6,013
Other	185	282
	$48,394	$44,023

Income (loss) from operations
Nightclubs	$13,776	$15,387
Bombshells	1,573	119
Other	(207)	(119)
General corporate	(5,456)	(4,255)
	$9,686	$11,132

Depreciation and amortization
Nightclubs	$1,470	$1,507
Bombshells	417	292
Other	104	104
General corporate	213	150
	$2,204	$2,053

Capital expenditures
Nightclubs	$2,332	$447
Bombshells	1,725	4,009
Other	-	9
General corporate	1	2,830
	$4,058	$7,295

	December 31, 2019	September 30, 2019
Total assets
Nightclubs	$292,966	$274,071
Bombshells	51,567	44,144
Other	1,853	1,773
General corporate	29,787	33,649
	$376,173	$353,637

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

12. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2019 and September 30, 2019 is $86.3 million and $86.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Sherwood Forest Creations, LLC, a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Sherwood Forest is owned by a brother of Eric Langan. Amounts billed to us for goods and services provided by Sherwood Forest were $19,144 and $9,743 during the quarter ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and September 30, 2019, we owed Sherwood Forest $6,347 and $6,588, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $11,827 and $76,300 for the quarter ended December 31, 2019 and 2018, respectively. Amounts billed directly to the Company were $1,825 and $0 for the quarter ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and September 30, 2019, the Company owed TW Mechanical $206 and $0, respectively, in unpaid direct billings.

13. Leases

The Company leases certain facilities and equipment under operating leases. Under ASC 840, lease expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of lease expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in lease expense in excess of cash payments during the early years of a lease and lease expense less than cash payments in the later years. The difference between lease expense recognized and actual lease payments is accumulated and included in other long-term liabilities in the consolidated balance sheets.

Included in lease expense in our unaudited condensed consolidated statements of income (see Note 4) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $19,500 and $19,500 for the quarter ended December 31, 2019 and 2018, respectively. This lease terminated on December 31, 2019.

Undiscounted future minimum annual lease obligations as of September 30, 2019 are as follows (in thousands):

2020	$3,237
2021	3,154
2022	3,057
2023	2,889
2024	2,850
Thereafter	21,038
Total future minimum lease obligations	$36,225

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. Under ASC 840, we recorded lease expense amounting to $1.0 million during the quarter ended December 31, 2018.

The Company adopted ASC 842 as of October 1, 2019. The Company’s adoption of ASC 842 included renewal or termination options for varying periods which we deemed reasonably certain to exercise. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling, general and administrative expenses in our unaudited condensed consolidated statement of income.

We have elected to apply the short-term lease exception for all underlying asset classes, which mainly includes equipment leases. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases.

Our adoption of ASC 842 did not have a material impact on our lease revenue accounting as a lessor. See Note 3.

Future maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January – December 2020	$1,521	$1,664	$3,185
January – December 2021	1,658	1,568	3,226
January – December 2022	1,755	1,465	3,220
January – December 2023	1,674	1,361	3,035
January – December 2024	1,818	1,256	3,074
Thereafter	19,840	6,220	26,060
	$28,266	$13,534	$41,800

Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income, except for sublease income which was included in other revenue, for the quarter ended December 31, 2019 as follows (in thousands):

Operating lease expense – fixed payments	$842
Variable lease expense	65
Short-term equipment and other lease expense (includes $146 recorded in advertising and marketing, and $125 recorded in repairs and maintenance; see Note 4)	394
Sublease income	(2)
Total lease expense, net	$1,299

Other information:
Operating cash outflows from operating leases	$1,255
Weighted average remaining lease term	13 years
Weighted average discount rate	6.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2019.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2019, we operated a total of 47 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on February 13, 2020.

We adopted ASC 842, Leases, as of October 1, 2019. Our adoption of ASC 842 resulted in an increase of $27.3 million in our total assets as of the adoption date due to the recognition of operating lease right-of-use assets net of the reclassification of deferred rent liability of $1.2 million and an increase in total liabilities due to the recognition of a $28.6 million operating lease liabilities.

During the quarter ended December 31, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results of the Company during the quarter ended December 31, 2019 are as follows:

●	Total revenues were $48.4 million compared to $44.0 million during the comparable prior-year period, a 9.9% increase (Nightclubs revenue of $37.9 million compared to $37.7 million, a 0.3% increase; and Bombshells revenue of $10.4 million compared to $6.0 million, a 72.1% increase)

●	Consolidated same-store sales increased by 0.7% (1.8% decrease for Nightclubs and 19.2% increase for Bombshells)

●	Basic and diluted earnings per share (“EPS”) of $0.60 compared to $0.65, a 7.7% decrease (non-GAAP diluted EPS* of $0.62 compared to $0.61, a 1.6% increase)

●	Net cash provided by operating activities of $10.3 million compared to $11.5 million during the comparable prior-year period, a 10.3% decrease (free cash flow* of $9.3 million compared to $11.1 million, a 16.5% decrease)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations for the quarter ended December 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	December 31, 2019		December 31, 2018		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$20,743	42.9%	$18,310	41.6%	$2,433	13.3%
Sales of food and merchandise	7,447	15.4%	5,690	12.9%	1,757	30.9%
Service revenues	17,193	35.5%	17,331	39.4%	(138)	-0.8%
Other	3,011	6.2%	2,692	6.1%	319	11.8%
Total revenues	48,394	100.0%	44,023	100.0%	4,371	9.9%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,146	20.0%	3,736	20.4%	410	11.0%
Food and merchandise sold	2,553	34.3%	1,984	34.9%	569	28.7%
Service and other	77	0.4%	92	0.5%	(15)	-16.3%
Total cost of goods sold (exclusive of items shown separately below)	6,776	14.0%	5,812	13.2%	964	16.6%
Salaries and wages	13,223	27.3%	12,096	27.5%	1,127	9.3%
Selling, general and administrative	16,531	34.2%	14,027	31.9%	2,504	17.9%
Depreciation and amortization	2,204	4.6%	2,053	4.7%	151	7.4%
Other gains, net	(26)	-0.1%	(1,097)	-2.5%	(1,071)	-97.6%
Total operating expenses	38,708	80.0%	32,891	74.7%	5,817	17.7%
Income from operations	9,686	20.0%	11,132	25.3%	(1,446)	-13.0%
Other income (expenses)
Interest expense	(2,485)	-5.1%	(2,521)	-5.7%	(36)	-1.4%
Interest income	98	0.2%	51	0.1%	47	92.2%
Unrealized loss on equity securities	(72)	-0.1%	(447)	-1.0%	(375)	-83.9%
Income before income taxes	7,227	14.9%	8,215	18.7%	(988)	-12.0%
Income tax expense	1,593	3.3%	1,811	4.1%	(218)	-12.0%
Net income	$5,634	11.6%	$6,404	14.5%	$(770)	-12.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by $4.4 million, or 9.9%, due primarily to a 10.7% increase from new units, a 0.7% increase in same-store sales (contributing a 0.6% increase in total revenues), and a 1.4% decrease from closed units. Nightclub same-store sales decreased by 1.8%, while Bombshells same-store sales increased by 19.2%.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Nightclubs	$37,859	$37,728
Bombshells	10,350	6,013
Other	185	282
	$48,394	$44,023

Nightclubs same-store sales decreased by 1.8% during the quarter (contributing a 1.6% decrease in total Nightclubs revenues) due to the fact that there were three full weeks between Thanksgiving and Christmas in the current quarter versus four in the comparable prior-year period. These weeks are typically a large seasonal period for Nightclubs. New clubs contributed a 3.4% increase, while closed clubs contributed a 1.6% decrease in Nightclubs revenues.

Bombshells same-store sales increased by 19.2% during the quarter (contributing a 14.8% increase in total Bombshells revenues) benefitting from the pro baseball championship series. Four new Bombshells units, which are not yet included in the same-store sales base, contributed a 57.3% increase in segment revenues.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 80.0% from 74.7% from year-ago, with a $5.8 million increase, or 17.7%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $964,000, or 16.6%, mainly due to the increase in sales from newly acquired clubs and newly constructed Bombshells. As a percent of total revenues, cost of goods sold increased to 14.0% from 13.2% mainly due to a decrease in sales mix of higher-margin service revenue and an increase in sales mix of lower-margin food revenue.

Salaries and wages increased by $1.1 million, or 9.3%, in line with the increase in total revenues. As a percent of total revenues, salaries and wages were 27.3% from 27.5% mainly due to relatively fixed corporate salaries.

Selling, general and administrative expenses increased by $2.5 million, or 17.9%, primarily due to increases in accounting and professional fees, taxes and permits, advertising and marketing, utilities, and repairs and maintenance. Accounting and professional fees increased due to the re-audit conducted by our external auditors, while taxes and permits, advertising and marketing, utilities, and repairs and maintenance increased due to increase in units. As a percent of total revenues, selling, general and administrative expenses increased to 34.2% from 31.9% mainly due to accounting and professional fees.

Our adoption of ASC 842 as of October 1, 2019 did not have an impact in our results of operations and cash flows for the quarter ended December 31, 2019. See Note 2 to our unaudited condensed consolidated financial statements.

Depreciation and amortization increased by $151,000, or 7.4% due to higher unit count from new units.

Other gains, net of $26,000 in the current quarter compared to a net gain of $1.1 million in the prior-year quarter was mainly due to the sale of two real estate properties and a business in the prior-year first quarter.

Income from Operations

For the quarter ended December 31, 2019 and 2018, our operating margin was 20.0% and 25.3%, respectively. The main drivers for the decrease in operating margin are discussed above, but more significantly from net other gains and accounting and professional fees.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Nightclubs	$13,776	$15,387
Bombshells	1,573	119
Other	(207)	(119)
General corporate	(5,456)	(4,255)
	$9,686	$11,132

Operating margin for the Nightclubs segment was 36.4% and 40.8% for the quarter ended December 31, 2019 and 2018, respectively, while operating margin for Bombshells was 15.2% and 2.0%, respectively. The decrease in Nightclubs operating margin was mainly due to the change in net other gains, as discussed above. The increase in Bombshells operating margin was primarily due to the relief from pre-opening expenses in the prior-year quarter from Bombshells units that were under construction. Excluding net other gains, Nightclubs would have had non-GAAP operating margin of 36.6% and 37.8% for the quarter ended December 31, 2019 and 2018, respectively, which is mainly from higher taxes and permits and advertising and marketing, as discussed above. Bombshells does not have material non-GAAP adjustments during the current and prior-year quarters.

Non-Operating Items

Interest expense decreased by $36,000, or 1.4%.

Our total occupancy costs, defined as the sum of lease expense and interest expense, were 7.3% and 8.0% of revenue during the quarter ended December 31, 2019 and 2018, respectively. The lower occupancy costs in the current quarter were due to lower interest expense dollars in relation to revenues.

Income Taxes

Income tax expense was $1.6 million during the quarter ended December 31, 2019 compared to $1.8 million during the quarter ended December 31, 2018. The effective income tax rate was 22.0% for both quarters ended December 31, 2019 and 2018. Our effective tax rate for both years is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, and (d) settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, and (f) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 21.8% and 22.2% effective tax rate of the pre-tax non-GAAP income before taxes for the quarter ended December 31, 2019 and 2018, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, and (g) settlement of lawsuits. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the quarter ended December 31, 2019 and 2018 (in thousands, except per share amounts and percentages):

	For the Three Months
	Ended December 31,
	2019	2018
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common shareholders	$5,634	$6,344
Income tax expense	1,593	1,811
Interest expense, net	2,387	2,470
Settlement of lawsuits	24	60
Gain on sale of businesses and assets	(30)	(1,157)
Unrealized loss on equity securities	72	447
Gain on insurance	(20)	-
Depreciation and amortization	2,204	2,053
Adjusted EBITDA	$11,864	$12,028

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common shareholders	$5,634	$6,344
Amortization of intangibles	156	156
Settlement of lawsuits	24	60
Gain on sale of businesses and assets	(30)	(1,157)
Unrealized loss on equity securities	72	447
Gain on insurance	(20)	-
Net income tax effect of adjustments above	(26)	110
Non-GAAP net income	$5,810	$5,960

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,322	9,713
GAAP diluted earnings per share	$0.60	$0.65
Amortization of intangibles	0.02	0.02
Settlement of lawsuits	0.00	0.01
Gain on sale of businesses and assets	(0.00)	(0.12)
Unrealized loss on equity securities	0.01	0.05
Gain on insurance	(0.00)	-
Net income tax effect of adjustments above	(0.00)	0.01
Non-GAAP diluted earnings per share	$0.62	$0.61

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$9,686	$11,132
Amortization of intangibles	156	156
Settlement of lawsuits	24	60
Gain on sale of businesses and assets	(30)	(1,157)
Gain on insurance	(20)	-
Non-GAAP operating income	$9,816	$10,191

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	20.0%	25.3%
Amortization of intangibles	0.3%	0.4%
Settlement of lawsuits	0.0%	0.1%
Gain on sale of businesses and assets	-0.1%	-2.6%
Gain on insurance	-0.0%	-
Non-GAAP operating margin	20.3%	23.1%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At December 31, 2019, our cash and cash equivalents were approximately $13.2 million compared to $14.1 million at September 30, 2019. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2019, we had negative working capital of $7.3 million compared to a negative working capital of $2.3 million as of September 30, 2019, excluding assets held for sale of $4.8 million and $2.9 million as of December 31, 2019 and September 30, 2019, respectively. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our net cash provided by operating activities was $10.3 million for the quarter ended December 31, 2019 compared to $11.5 million for the quarter ended December 31, 2018. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations for the next 12 months from the issuance of this report. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have recently secured traditional bank financing on our new development projects and refinancing of our existing notes payable. We continue to have the ability to borrow funds at reasonable interest rates from those sources. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Operating activities	$10,273	$11,452
Investing activities	(2,718)	(19,518)
Financing activities	(8,493)	(273)
Net decrease in cash and cash equivalents	$(938)	$(8,339)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Net income	$5,634	$6,404
Depreciation and amortization	2,204	2,053
Deferred tax expense (benefit)	(150)	458
Net change in operating assets and liabilities	2,173	3,029
Other	412	(492)
Net cash provided by operating activities	$10,273	$11,452

Net cash provided by operating activities decreased from year-to-year due primarily to the decrease in income from operations, excluding the impact of other gains, net.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2019	2018
Additions to property and equipment	$(4,058)	$(7,295)
Acquisition of businesses, net of cash acquired	-	(13,500)
Proceeds from sale of businesses and assets	51	1,245
Proceeds from insurance	932	-
Proceeds from notes receivable	357	32
Net cash used in investing activities	$(2,718)	$(19,518)

Following is a breakdown of our additions to property and equipment for the quarter ended December 31, 2019 and 2018 (in thousands):

	For the Three Months Ended December 31,
	2019	2018
New facilities and equipment	$3,037	$6,919
Maintenance capital expenditures	1,021	376
Total capital expenditures	$4,058	$7,295

The capital expenditures during the quarter ended December 31, 2019 were composed primarily of construction and development costs for two new Bombshells locations and the rehabilitation of a club that was damaged by fire, while the capital expenditures during the quarter ended December 31, 2018 were composed primarily of construction and development costs for four new Bombshells locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Prior year acquisitions of $13.5 million relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2019	2018
Proceeds from long-term debt	$318	$5,652
Payments on long-term debt	(2,081)	(5,279)
Purchase of treasury stock	(6,441)	(355)
Payment of dividends	(279)	(291)
Distribution to noncontrolling interests	(10)	-
Net cash used in financing activities	$(8,493)	$(273)

We purchased 332,671 shares of our common stock at an average price of $19.36 during the quarter ended December 31, 2019, while we purchased 14,111 shares of our common stock at an average price of $25.21 during the same period last year. We paid quarterly dividends of $0.03 per share during each of the current- and prior-year quarters.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Three Months
	Ended December 31,
	2019	2018
Net cash provided by operating activities	$10,273	$11,452
Less: Maintenance capital expenditures	1,021	376
Free cash flow	$9,252	$11,076

Our free cash flow for the current-year quarter decreased by 16.5% compared to the comparable prior-year period primarily due to lower income from operations and capital expenditures remodeling of an older Bombshells unit and on upgrades in our Miami clubs in preparation for the pro football championship.

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

The following table presents a summary of such indicators for the quarter ended December 31:

		Increase		Increase
	2019	(Decrease)	2018	(Decrease)	2017

Sales of alcoholic beverages	$20,743	13.3%	$18,310	2.8%	$17,805
Sales of food and merchandise	7,447	30.9%	5,690	7.2%	5,307
Service revenues	17,193	-0.8%	17,331	9.1%	15,889
Other	3,011	11.8%	2,692	21.8%	2,211
Total revenues	48,394	9.9%	44,023	6.8%	41,212
Net cash provided by operating activities	$10,273	-10.3%	$11,452	40.6%	$8,145
Adjusted EBITDA*	$11,864	-1.4%	$12,028	8.4%	$11,094
Free cash flow*	$9,252	-16.5%	$11,076	47.0%	$7,537
Long-term debt (end of period)	$141,826	-7.4%	$153,095	21.5%	$125,992

* See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 332,671 shares of our common stock at an average price of $19.36 during the quarter ended December 31, 2019, while we purchased 14,111 shares of our common stock at an average price of $25.21 during the same period last year. In February 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of February 25, 2020, we have $13.8 million remaining to purchase additional shares under our share repurchase program.

Other Liquidity and Capital Resources

We have not established financing other than the notes payable in the consolidated balance sheets. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All nine of the existing Bombshells as of December 31, 2019 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We opened one Bombshells unit during the quarter ended December 31, 2019. In January 2020, subsequent to the quarter ended December 31, 2019, we opened another Bombshells unit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2019. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended September 30, 2019, filed with the SEC on February 13, 2020, management concluded that our internal control over financial reporting was not effective as of September 30, 2019. In the evaluation, management identified a material weakness in internal control related to ineffective financial statement close and reporting controls in the areas of management review of financial statement information, independent review of journal entries, disclosure of related party transactions, and accounting for loss contingencies.

Remediation Efforts to Address Material Weakness

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as such risks and uncertainties associated with the Company’s ability to regain and maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million. During the quarter ended December 31, 2019, we purchased 332,671 shares of our common stock in the open market at prices ranging from $18.30 to $20.80 per share. In February 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million. As of February 25, 2020, we have $13.8 million remaining to purchase additional shares.

Following is a summary of our purchases during the quarter ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2019	269,851	$19.44	269,851	$4,993,004
November 1-30, 2019	52,820	$19.13	52,820	$3,982,734
December 1-31, 2019	10,000	$18.47	10,000	$3,798,030
Total	332,671	$19.36	332,671

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 27, 2020	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 27, 2020	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

