Form 10-Q
period 2020-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2020-05-11
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 9,125,281 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where it operates, (iii) the success or lack thereof in launching and building the company’s businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) our ability to maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market, (vii) the impact of the COVID-19 pandemic, and (viii) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,825	$14,097
Accounts receivable, net	3,559	6,289
Current portion of notes receivable	675	954
Inventories	2,735	2,598
Prepaid insurance	2,805	5,446
Other current assets	2,343	2,521
Assets held for sale	4,825	2,866
Total current assets	26,767	34,771
Property and equipment, net	182,234	183,956
Operating lease right-of-use assets	26,485	-
Notes receivable, net of current portion	4,087	4,211
Goodwill	47,109	53,630
Intangibles, net	74,251	75,951
Other assets	963	1,118
Total assets	$361,896	$353,637

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,805	$3,810
Accrued liabilities	8,671	14,644
Current portion of long-term debt	14,771	15,754
Current portion of operating lease liabilities	1,552	-
Total current liabilities	27,799	34,208
Deferred tax liability, net	20,503	21,658
Long-term debt, net of current portion and debt discount and issuance costs	125,669	127,774
Operating lease liabilities, net of current portion	26,275	-
Other long-term liabilities	374	1,696
Total liabilities	200,620	185,336

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,125 and 9,591 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	91	96
Additional paid-in capital	52,829	61,312
Retained earnings	108,584	107,049
Total RCIHH stockholders’ equity	161,504	168,457
Noncontrolling interests	(228)	(156)
Total equity	161,276	168,301
Total liabilities and equity	$361,896	$353,637

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Revenues
Sales of alcoholic beverages	$16,919	$18,486	$37,662	$36,796
Sales of food and merchandise	6,479	6,439	13,926	12,129
Service revenues	14,348	16,979	31,541	34,310
Other	2,680	2,922	5,691	5,614
Total revenues	40,426	44,826	88,820	88,849
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,435	3,790	7,581	7,526
Food and merchandise sold	2,239	2,308	4,792	4,292
Service and other	108	94	185	186
Total cost of goods sold (exclusive of items shown separately below)	5,782	6,192	12,558	12,004
Salaries and wages	12,222	11,908	25,445	24,004
Selling, general and administrative	14,450	14,341	30,981	28,368
Depreciation and amortization	2,257	2,200	4,461	4,253
Other charges (gains), net	8,190	(981)	8,164	(2,078)
Total operating expenses	42,901	33,660	81,609	66,551
Income (loss) from operations	(2,475)	11,166	7,211	22,298
Other income (expenses)
Interest expense	(2,459)	(2,645)	(4,944)	(5,166)
Interest income	85	75	183	126
Unrealized gain (loss) on equity securities	(62)	77	(134)	(370)
Income (loss) before income taxes	(4,911)	8,673	2,316	16,888
Income tax expense (benefit)	(1,418)	1,930	175	3,741
Net income (loss)	(3,493)	6,743	2,141	13,147
Net loss (income) attributable to noncontrolling interests	41	(8)	41	(68)
Net income (loss) attributable to RCIHH common stockholders	$(3,452)	$6,735	$2,182	$13,079

Earnings (loss) per share
Basic and diluted	$(0.37)	$0.70	$0.24	$1.35

Weighted average number of common shares outstanding
Basic and diluted	9,225	9,679	9,274	9,696

Dividends per share	$0.04	$0.03	$0.07	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2019	9,591	$96	$61,312	$107,049	$-	-	$-	$(156)	$168,301
Purchase of treasury shares	-	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	-	(279)
Payment to noncontrolling interest	-	-	-	-	-	-	-	(10)	(10)
Net income	-	-	-	5,634	-	-	-	-	5,634
Balance at December 31, 2019	9,258	$93	54,874	112,404	$-	-	-	(166)	167,205
Purchase of treasury shares	-	-	-	-	-	(133)	(2,047)	-	(2,047)
Canceled treasury shares	(133)	(2)	(2,045)	-	-	133	2,047	-	-
Payment of dividends	-	-	-	(368)	-	-	-	-	(368)
Payment to noncontrolling interest	-	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	(3,452)	-	-	-	(41)	(3,493)
Balance at March 31, 2020	9,125	$91	$52,829	$108,584	$-	-	$-	$(228)	$161,276

Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(14)	(355)	-	(355)
Canceled treasury shares	(14)	-	(355)	-	-	14	355	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,344	-	-	-	60	6,404
Balance at December 31, 2018	9,705	97	63,857	95,179	-	-	-	(43)	159,090
Purchase of treasury shares	-	-	-	-	-	(71)	(1,606)	-	(1,606)
Canceled treasury shares	(71)	(1)	(1,605)	-	-	71	1,606	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income	-	-	-	6,735	-	-	-	8	6,743
Balance at March 31, 2019	9,634	$96	$62,252	$101,623	$-	-	$-	$(35)	$163,936

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,141	$13,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,461	4,253
Deferred income tax expense (benefit)	(1,155)	1,131
Gain on sale of businesses and assets	(36)	(2,197)
Impairment of assets	8,210	-
Unrealized loss on equity securities	134	370
Amortization of debt discount and issuance costs	129	202
Deferred rent	-	189
Noncash lease expense	825	-
Gain on insurance	(33)	-
Changes in operating assets and liabilities:
Accounts receivable	1,917	1,727
Inventories	(137)	(182)
Prepaid insurance, other current and other assets	2,840	3,550
Accounts payable, accrued and other liabilities	(7,315)	(1,219)
Net cash provided by operating activities	11,981	20,971
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	105	2,866
Proceeds from insurance	945	-
Proceeds from notes receivable	403	68
Issuance of note receivable	-	(420)
Payments for property and equipment and intangible assets	(5,323)	(13,902)
Acquisition of businesses, net of cash acquired	-	(13,500)
Net cash used in investing activities	(3,870)	(24,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	880	10,296
Payments on long-term debt	(4,097)	(13,287)
Purchase of treasury stock	(8,488)	(1,961)
Payment of dividends	(647)	(582)
Payment of loan origination costs	-	(20)
Distribution to noncontrolling interests	(31)	-
Net cash used in financing activities	(12,383)	(5,554)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,272)	(9,471)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,097	17,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,825	$8,255

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $155 and $324, respectively)	$4,891	$5,173
Income taxes	$2,105	$319

Noncash investing and financing transactions:
Notes receivable received as proceeds from sale of assets	$-	$625
Operating lease right-of-use assets established upon adoption of ASC 842	$27,310	$-
Deferred rent liabilities reclassified upon adoption of ASC 842	$1,241	$-
Operating lease liabilities established upon adoption of ASC 842	$28,551	$-
Unpaid liabilities on capital expenditures	$21	$-

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 13, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

2. Recent Accounting Standards and Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing for certain practical expedients in the implementation of ASU 2016-02. The guidance requires the use of a modified retrospective approach. We adopted ASU 2016-02 and related amendments as of October 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to retain historical lease classification, as well as relief from reviewing expired and existing contracts to determine if they contain leases. Our adoption of the new leasing standard resulted in an increase of $27.3 million in our total assets as of October 1, 2019 due to the recognition of operating lease right-of-use assets net of the reclassification of deferred rent liability of $1.2 million and an increase in total liabilities due to the recognition of a $28.6 million operating lease liabilities. Our adoption of ASC 842 did not have an impact on our consolidated statements of operations and cash flows, except for additional required disclosures. See additional disclosures in Note 14.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Impact of COVID-19 Pandemic

In March 2020, President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. COVID-19 is the disease caused by a novel strain of a coronavirus that originated from Wuhan, China in November 2019. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions that were mandated or encouraged by federal, state and local governments, and as of March 18, 2020, we temporarily closed all of our clubs and restaurants.

The closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we get open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;
●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;
●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation;
●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;
●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the CARES Act for its restaurants, shared service entity and lounge. See Note 9. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP.

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

Also as of the release of this report, we have ten locations in Texas that have partially reopened with 25% occupancy requirement.

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived tangible Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles and long-lived tangible assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering future assumed impact of COVID-19 pandemic on sales. Based on our evaluation, we determined our assets are impaired in a total amount of approximately $8.2 million comprised of $6.5 million in goodwill, $1.4 million in SOB licenses, and $302,000 in property and equipment.

4. Revenues

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Other lease revenues are recognized when earned (recognized over time) and are more appropriately covered by guidance under ASC Topic 842, Leases (ASC 840 in prior year). See Note 14.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 12), are shown below (in thousands):

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$11,860		$5,059	$-	$16,919	$14,148		$4,338	$-	$18,486
Sales of food and merchandise	2,799		3,680	-	6,479	3,293		3,146	-	6,439
Service revenues	14,290		58	-	14,348	16,943		36	-	16,979
Other revenues	2,418		6	256	2,680	2,663		7	252	2,922
	$31,367		$8,803	$256	$40,426	$37,047		$7,527	$252	$44,826

Recognized at a point in time	$30,977		$8,803	$252	$40,032	$36,582		$7,527	$238	$44,347
Recognized over time	390	*	-	4	394	465	*	-	14	479
	$31,367		$8,803	$256	$40,426	$37,047		$7,527	$252	$44,826

	Six Months Ended March 31, 2020					Six Months Ended March 31, 2019
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$26,544		$11,118	$-	$37,662	$28,950		$7,846	$-	$36,796
Sales of food and merchandise	6,063		7,863	-	13,926	6,500		5,629	-	12,129
Service revenues	31,384		157	-	31,541	34,256		54	-	34,310
Other revenues	5,235		15	441	5,691	5,069		11	534	5,614
	$69,226		$19,153	$441	$88,820	$74,775		$13,540	$534	$88,849

Recognized at a point in time	$68,411		$19,153	$430	$87,994	$73,974		$13,540	$505	$88,019
Recognized over time	815	*	-	11	826	801	*	-	29	830
	$69,226		$19,153	$441	$88,820	$74,775		$13,540	$534	$88,849

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

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2019	Consideration Received	Recognized in Revenue	Balance at March 31, 2020
Ad revenue	$76	$355	$(303)	$128
Expo revenue	-	351	-	351
Other	7	12	(17)	2
	$83	$718	$(320)	$481

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of operations.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	March 31, 2020	September 30, 2019
Insurance	$1,700	$4,937
Sales and liquor taxes	2,460	3,086
Payroll and related costs	1,372	2,892
Property taxes	829	1,675
Patron tax	480	595
Unearned revenues	481	83
Lawsuit settlement	75	115
Other	1,274	1,261
	$8,671	$14,644

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Taxes and permits	$2,240	$2,370	$4,914	$4,551
Advertising and marketing	1,907	2,070	4,317	4,218
Supplies and services	1,390	1,465	2,924	2,921
Insurance	1,473	1,402	2,956	2,755
Accounting and professional fees	1,311	1,278	2,509	1,928
Lease	1,023	957	2,053	1,976
Charge card fees	845	886	1,891	1,819
Legal	1,072	773	2,268	1,831
Utilities	798	762	1,693	1,506
Security	749	756	1,597	1,465
Repairs and maintenance	652	721	1,449	1,308
Other	990	901	2,410	2,090
	$14,450	$14,341	$30,981	$28,368

6. Assets Held for Sale

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

During the six months ended March 31, 2020, the Company classified as held-for-sale another real estate property. The aggregate estimated fair value of the property less cost to sell was $1.9 million. As of March 31, 2020, the Company has a total of three real estate properties held for sale with a total value of $4.8 million.

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

Liabilities associated with held-for-sale assets amounting to $1.2 million and $0 as of March 31, 2020 and September 30, 2019, respectively, are included in current portion of long-term debt in our unaudited consolidated balance sheets. The gain or loss on the sale of properties held for sale is included in other charges/gains, net in the unaudited condensed consolidated statements of operations.

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

In February 2020, in relation to a $9.9 million 12% note payable that was partially paid during the December 2017 Refinancing Loan, the Company restructured the note, which had a balance of $5.2 million as of the amendment date, by executing a 12% 10-year note payable $74,515 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $3.8 million in October 2021. As a result of the refinancing, the Company wrote off approximately $25,400 in unamortized debt issuance cost as interest expense in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2020.

Included in the balance of long-term debt as of March 31, 2020 and September 30, 2019 is a $500,000 note borrowed from a related party (see Note 13) and three notes totaling $600,000 borrowed from two non-officer employees and a family member of a non-officer employee in which the terms of the notes are the same as the rest of the lender groups.

Future maturities of long-term debt as of March 31, 2020 are as follows: $14.8 million, $11.7 million, $11.6 million, $8.1 million, $8.4 million and $87.2 million for the twelve months ending March 31, 2021, 2022, 2023, 2024, 2025, and thereafter, respectively. Of the maturity schedule mentioned above, $6.1 million, $2.8 million, $3.8 million, $0, $0 and $56.0 million, respectively, relate to scheduled balloon payments.

On May 1, 2020, the Company negotiated extensions to November 1, 2020 on $1,740,000 of $2,040,000 of notes to individuals that were due on May 1, 2020. The Company paid $300,000 to certain lenders and received $200,000 in new debt from existing lenders and their affiliates. The aggregate amount of debt due on these notes on November 1, 2020 is now $1,940,000.

8. Equity

During the three and six months ended March 31, 2020, the Company purchased and retired 132,719 and 465,390 common shares, respectively, at a cost of approximately $2.0 and $8.5 million, respectively. The Company paid $0.04 and $0.07 per share cash dividends during the three and six months ended March 31, 2020 totaling approximately $368,000 and $647,000, respectively.

During the three and six months ended March 31, 2019, the Company purchased and retired 70,700 and 84,811 common shares, respectively, at a cost of approximately $1.6 million and $2.0 million, respectively. The Company paid a $0.03 per share cash dividend per quarter totaling approximately $291,000 and $582,000 for the three and six months ended March 31, 2019, respectively.

On February 6, 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of May 8, 2020, the Company has $11.8 million remaining to purchase additional shares under its share repurchase program.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income taxes were $1.4 million benefit and $175,000 expense during the three and six months ended March 31, 2020, respectively, compared to income tax expense of $1.9 million and $3.7 million during the three and six months ended March 31, 2019, respectively. The effective income tax rate was a 28.9% benefit and a 7.6% expense during the three and six months ended March 31, 2020, respectively, compared to expense rates of 22.3% and 22.2% during the three and six months ended March 31, 2019, respectively. Our effective tax rate for both years is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit.

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

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of March 31, 2020 and September 30, 2019, the liability for uncertain tax positions was $0 and $0, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of operations.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") into law. As a result of this, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company has submitted its application for a PPP loan and on May 8, 2020 has received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. There is no certainty that the loan will qualify for forgiveness.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $2.8 million and $3.4 million as of March 31, 2020 and September 30, 2019, respectively.

A declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. On March 6, 2020, the U.S. District Court for the Western District of Texas, Austin Division, ruled that the Texas Patron Tax is unconstitutional as it has been applied and enforced by the Comptroller. The State of Texas has filed a Notice of Appeal. We will continue to vigorously defend the matter through the appeals process.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2020, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nour-Dean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. The plaintiff’s response to the motion is currently due June 23, 2020. The Company and the individual defendants will have the opportunity to file a reply in support of their motion by July 23, 2020. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of March 31, 2020 and September 30, 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

Settlements of lawsuits for the three and six months ended March 31, 2020 total approximately $0 and $24,000, respectively, while for the three and six months ended March 31, 2019 total $84,000 and $144,000, respectively. As of March 31, 2020 and September 30, 2019, the Company has accrued $75,000 and $115,000 in accrued liabilities, respectively, related to settlement of lawsuits.

11. Acquisition

On November 5, 2019, we announced that our subsidiaries had signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. The agreements terminated prior to closing. We provided the sellers notice of the termination in April 2020.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Revenues
Nightclubs	$31,367	$37,047	$69,226	$74,775
Bombshells	8,803	7,527	19,153	13,540
Other	256	252	441	534
	$40,426	$44,826	$88,820	$88,849

Income (loss) from operations
Nightclubs	$2,314	$15,078	$16,090	$30,465
Bombshells	690	738	2,263	857
Other	(178)	(176)	(385)	(295)
General corporate	(5,301)	(4,474)	(10,757)	(8,729)
	$(2,475)	$11,166	$7,211	$22,298

Depreciation and amortization
Nightclubs	$1,486	$1,467	$2,956	$2,974
Bombshells	456	339	873	631
Other	104	106	208	210
General corporate	211	288	424	438
	$2,257	$2,200	$4,461	$4,253

Capital expenditures
Nightclubs	$526	$647	$2,858	$1,094
Bombshells	612	5,788	2,337	9,797
Other	-	9	-	18
General corporate	127	163	128	2,993
	$1,265	$6,607	$5,323	$13,902

	March 31, 2020	September 30, 2019
Total assets
Nightclubs	$281,080	$274,071
Bombshells	48,271	44,144
Other	1,723	1,773
General corporate	30,822	33,649
	$361,896	$353,637

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

13. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2020 and September 30, 2019 is $86.0 million and $86.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations (as was Sherwood Forest) is owned by a brother of Eric Langan. Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $53,556 and $72,809 during the three and six months ended March 31, 2020, respectively, and $98,072 and $107,815 during the three and six months ended March 31, 2019, respectively. As of March 31, 2020 and September 30, 2019, we owed Nottingham Creations and Sherwood Forest $13,705 and $6,588, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $18,758 and $30,585 for the three and six months ended March 31, 2020, respectively, and $359,500 and $435,800 for the three and six months ended March 31, 2019, respectively. Amounts billed directly to the Company were $24,416 and $26,241 for the three and six months ended March 31, 2020, respectively, and $206 and $206 for the three and six months ended March 31, 2019, respectively. As of March 31, 2020 and September 30, 2019, the Company owed TW Mechanical $20,401 and $0, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Leases

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

Included in lease expense in our unaudited condensed consolidated statements of operations (see Note 5) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $0 and $19,500 for the three and six months ended March 31, 2020, respectively, and $19,500 and $39,000 for the three and six months ended March 31, 2019. This lease terminated on December 31, 2019.

Undiscounted future minimum annual lease obligations as of September 30, 2019 are as follows (in thousands):

2020	$3,237
2021	3,154
2022	3,057
2023	2,889
2024	2,850
Thereafter	21,038
Total future minimum lease obligations	$36,225

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. Under ASC 840, we recorded lease expense amounting to $957,000 and $2.0 million during the three and six months ended March 31, 2019.

The Company adopted ASC 842 as of October 1, 2019. The Company’s adoption of ASC 842 included renewal or termination options for varying periods which we deemed reasonably certain to exercise. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations.

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

Our adoption of ASC 842 did not have a material impact on our lease revenue accounting as a lessor. See Note 4.

Future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2020 – March 2021	$1,552	$1,641	$3,193
April 2021 – March 2022	1,692	1,543	3,235
April 2022 – March 2023	1,728	1,438	3,166
April 2023 – March 2024	1,706	1,336	3,042
April 2024 – March 2025	1,860	1,229	3,089
Thereafter	19,289	5,992	25,281
	$27,827	$13,179	$41,006

Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, except for sublease income which was included in other revenue, for the three and six months ended March 31, 2020 as follows (in thousands):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease expense – fixed payments	$838	$1,680
Variable lease expense	65	130
Short-term equipment and other lease expense (includes $145 and $291 recorded in advertising and marketing, and $100 and $225 recorded in repairs and maintenance for the three and six months ended March 31, 2020, respectively; see Note 5)	365	759
Sublease income	(4)	(6)
Total lease expense, net	$1,264	$2,563

Other information:
Operating cash outflows from operating leases	$1,207	$2,462
Weighted average remaining lease term		13 years
Weighted average discount rate		6.1%

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

Through our subsidiaries, as of March 31, 2020, we operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Pre-COVID-19 Financial Performance

During our first quarter ended December 31, 2019, total revenues were $4.4 million, or 9.9%, higher than the same quarter in the prior year. Consolidated same-store sales were up by 0.7%. During the first two months of the second quarter, our consolidated same-store sales were up by 12.4%, giving us a cumulative five-month same-store sales increase of 5.3%. With the outbreak of the coronavirus and COVID-19 national emergency guidelines put in place, we experienced a significant downturn in sales brought about by the temporary closure of all of our clubs and restaurants as of March 18, 2020.

Impact of COVID-19 Pandemic

After the stay-at-home order and social distancing guidelines were put into place, our total revenues for the full six-month period ended March 31, 2020 went flat versus last year. Though we earn no revenues from our core businesses during the period of closures, we continue to incur expenses. To alleviate our cash flow situation, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;
●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;
●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation;
●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;
●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale-system support, and investor relations coverage, among others.

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

Also see the risk factor in “Item 1A. Risk Factors” regarding risks and uncertainties associated with the COVID-19 pandemic.

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

During the three and six months ended March 31, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results of the Company during the three months ended March 31, 2020 are as follows:

Second Quarter 2020

●	Total revenues were $40.4 million compared to $44.8 million during the comparable prior-year period, a 9.8% decrease (Nightclubs revenue of $31.4 million compared to $37.0 million, a 15.3% decrease; and Bombshells revenue of $8.8 million compared to $7.5 million, a 17.0% increase)

●	Consolidated same-store sales decreased by 14.7% (14.8% decrease for Nightclubs and 13.8% decrease for Bombshells)

●	Basic and diluted loss per share of $0.37 compared to basic and diluted earnings per share (“EPS”) of $0.70 (non-GAAP diluted EPS* of $0.47 compared to $0.63, a 25.0% decrease)

●	Net cash provided by operating activities of $1.7 million compared to $9.5 million during the comparable prior-year period, an 82.1% decrease (free cash flow* of $0.6 million compared to $8.8 million, a 93.0% decrease)

Year-to-Date 2020

●	Total revenues were $88.8 million compared to $88.8 million during the comparable prior-year period, flat as compared to prior year (Nightclubs revenue of $69.2 million compared to $74.8 million, a 7.4% decrease; and Bombshells revenue of $19.2 million compared to $13.5 million, a 41.5% increase)

●	Consolidated same-store sales decreased by 7.3% (8.4% decrease for Nightclubs and 0.7% increase for Bombshells)

●	Basic and diluted EPS of $0.24 compared to $1.35, an 82.2% decrease (non-GAAP diluted EPS* of $1.09 compared to $1.24, an 11.8% decrease)

●	Net cash provided by operating activities of $12.0 million compared to $21.0 million during the comparable prior-year period, a 42.9% decrease (free cash flow* of $9.9 million compared to $19.9 million, a 50.3% decrease)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020		March 31, 2019		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$16,919	41.9%	$18,486	41.2%	$(1,567)	(8.5)%
Sales of food and merchandise	6,479	16.0%	6,439	14.4%	40	0.6%
Service revenues	14,348	35.5%	16,979	37.9%	(2,631)	(15.5)%
Other	2,680	6.6%	2,922	6.5%	(242)	(8.3)%
Total revenues	40,426	100.0%	44,826	100.0%	(4,400)	(9.8)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,435	20.3%	3,790	20.5%	(355)	(9.4)%
Food and merchandise sold	2,239	34.6%	2,308	35.8%	(69)	(3.0)%
Service and other	108	0.6%	94	0.5%	14	14.9%
Total cost of goods sold (exclusive of items shown separately below)	5,782	14.3%	6,192	13.8%	(410)	(6.6)%
Salaries and wages	12,222	30.2%	11,908	26.6%	314	2.6%
Selling, general and administrative	14,450	35.7%	14,341	32.0%	109	0.8%
Depreciation and amortization	2,257	5.6%	2,200	4.9%	57	2.6%
Other charges (gains), net	8,190	20.3%	(981)	(2.2)%	9,171	934.9%
Total operating expenses	42,901	106.1%	33,660	75.1%	9,241	27.5%
Income (loss) from operations	(2,475)	(6.1)%	11,166	24.9%	(13,641)	(122.2)%
Other income (expenses)
Interest expense	(2,459)	(6.1)%	(2,645)	(5.9)%	(186)	(7.0)%
Interest income	85	0.2%	75	0.2%	10	13.3%
Unrealized gain (loss) on equity securities	(62)	(0.2)%	77	0.2%	(139)	(180.5)%
Income (loss) before income taxes	(4,911)	(12.1)%	8,673	19.3%	(13,584)	(156.6)%
Income tax expense (benefit)	(1,418)	(3.5)%	1,930	4.3%	(3,348)	(173.5)%
Net income (loss)	$(3,493)	(8.6)%	$6,743	15.0%	$(10,236)	(151.8)%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues decreased by $4.4 million, or 9.8%, due primarily to lost sales caused by the COVID-19 pandemic in March 2020. Consolidated same-store sales during the quarter decreased by 14.7% (Nightclubs decreased by 14.8% while Bombshells decreased by 13.8%). Prior to the stay-at-home and social distancing guidelines imposed by the federal, state and local governments, during the first ten weeks of the quarter, consolidated same-store sales was up by 5.3% (Nightclubs increased by 5.6% while Bombshells increased by 3.6%).

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Nightclubs	$31,367	$37,047
Bombshells	8,803	7,527
Other	256	252
	$40,426	$44,826

Nightclubs total sales for the quarter declined by 15.3% compared to a year ago because of COVID-19-related closures during the second half of March 2020. Same-store sales decrease of 14.8% included two clubs in Chicago and Pittsburgh (acquired in November 2018) for the first time. Nightclubs total sales for the first ten weeks of the quarter increased by 5.0% compared to the comparable year-ago period. Adjusted ten-week same-store sales increased by 5.6%. Sales during the first ten weeks of the current quarter benefited from a strong sports lineup in January and February, including the professional football championship in South Florida, and the professional basketball mid-season event in Chicago, as well as improved weather in January compared to the polar vortex a year ago.

Bombshells total sales for the quarter increased by 17.0% compared to a year ago, and same-store sales decreased by 13.8%. Sales reflected the success of new units, continued same-store rebound for most of the quarter, and then the COVID-19 related closures. Same-store sales included a Bombshells in the Houston suburb Pearland (opened in April 2018) for the first time. The four new Bombshells, all in the Houston area, were I-10 (opened December 2018), Tomball (March 2019), Katy (October 2019), and US 59 (January 30, 2020). Bombshells total sales for the first ten weeks of the quarter increased 45.4% compared to the corresponding year-ago period. Adjusted ten-week same-store sales increased 3.6%.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 106.1% from 75.1% from year-ago, with a $9.2 million increase, or 27.5%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold decreased by $410,000, or 6.6%, mainly due to COVID-19-related closures. As a percent of total revenues, cost of goods sold increased to 14.3% from 13.8% mainly due to perishable inventory spoilage.

Salaries and wages increased by $314,000, or 2.6%. As a percent of total revenues, salaries and wages were 30.2% from 26.6% mainly due to fixed salaries paid even during COVID-19-related closures.

Selling, general and administrative expenses increased by $109,000, or 0.8%, primarily caused by fixed costs.

Our adoption of ASC 842 as of October 1, 2019 did not have an impact in our results of operations and cash flows for the three months ended March 31, 2020. See Note 2 to our unaudited condensed consolidated financial statements.

Depreciation and amortization increased by $57,000, or 2.6% due to higher unit count from new units.

Other charges/gains, net of $8.2 million in net charge during the current quarter compared to a net gain of $981,000 in the prior-year quarter. The current quarter net charge was mainly from approximately $8.2 million in impairment of goodwill ($6.5 million), SOB licenses ($1.4 million), and property and equipment ($302,000). Last year’s quarter benefited from the sale of two real estate properties.

Income from Operations

For the three months ended March 31, 2020 and 2019, our operating margin was (6.1%) and 24.9%, respectively. The main driver for the decrease in operating margin is the COVID-19-related closures.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Nightclubs	$2,314	$15,078
Bombshells	690	738
Other	(178)	(176)
General corporate	(5,301)	(4,474)
	$(2,475)	$11,166

Operating margin for the Nightclubs segment was 7.4% and 40.7% for the three months ended March 31, 2020 and 2019, respectively, while operating margin for Bombshells was 7.8% and 9.8%, respectively. The decrease in both Nightclubs and Bombshells operating margin was mainly due to COVID-19-related closures plus the impairment charges. Excluding impairment charges, amortization of intangibles and gain on disposal of assets, Nightclubs would have had non-GAAP operating margin of 32.9% and 38.2% for the three months ended March 31, 2020 and 2019, respectively. Excluding impairment charges and amortization of intangibles, Bombshells would have had non-GAAP operating margin of 10.7% and 9.8% for the three months ended March 31, 2020 and 2019.

Non-Operating Items

Interest expense decreased by $186,000, or 7.0%.

Our total occupancy costs, defined as the sum of lease expense and interest expense, were 8.6% and 8.0% of revenue during the three months ended March 31, 2020 and 2019, respectively. The higher occupancy costs in the current quarter were fixed interest and lease expenses in relation to declining revenues.

Income Taxes

Income taxes were a $1.4 million benefit and a $1.9 million expense during the three months ended March 31, 2020 and 2019, respectively, with an effective income tax rate of 28.9% benefit and 22.3% expense, respectively. Our effective tax rate for both years is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit. Our revised estimate of our annual effective income tax rate for fiscal 2020 caused the cumulative effect to be recognized in the current quarter.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

The following table summarizes our results of operations for the six months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended
	March 31, 2020		March 31, 2019		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$37,662	42.4%	$36,796	41.4%	$866	2.4%
Sales of food and merchandise	13,926	15.7%	12,129	13.7%	1,797	14.8%
Service revenues	31,541	35.5%	34,310	38.6%	(2,769)	(8.1)%
Other	5,691	6.4%	5,614	6.3%	77	1.4%
Total revenues	88,820	100.0%	88,849	100.0%	(29)	(0.0)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	7,581	20.1%	7,526	20.5%	55	0.7%
Food and merchandise sold	4,792	34.4%	4,292	35.4%	500	11.6%
Service and other	185	0.5%	186	0.5%	(1)	(0.5)%
Total cost of goods sold (exclusive of items shown separately below)	12,558	14.1%	12,004	13.5%	554	4.6%
Salaries and wages	25,445	28.6%	24,004	27.0%	1,441	6.0%
Selling, general and administrative	30,981	34.9%	28,368	31.9%	2,613	9.2%
Depreciation and amortization	4,461	5.0%	4,253	4.8%	208	4.9%
Other charges (gains), net	8,164	9.2%	(2,078)	(2.3%)	10,242	492.9%
Total operating expenses	81,609	91.9%	66,551	74.9%	15,058	22.6%
Income from operations	7,211	8.1%	22,298	25.1%	(15,087)	(67.7)%
Other income (expenses)
Interest expense	(4,944)	(5.6%)	(5,166)	(5.8%)	(222)	(4.3)%
Interest income	183	0.2%	126	0.1%	57	45.2%
Unrealized loss on equity securities	(134)	(0.2%)	(370)	(0.4%)	236	63.8%
Income before income taxes	2,316	2.6%	16,888	19.0%	(14,572)	(86.3)%
Income tax expense	175	0.2%	3,741	4.2%	(3,566)	(95.3)%
Net income	$2,141	2.4%	$13,147	14.8%	$(11,006)	(83.7)%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues were flat at $88.8 million for both current and prior year. The sales decline caused by the COVID-19 pandemic decimated the sales gains we accumulated during the first five months of our fiscal year. Consolidated same-store sales during the quarter decreased by 7.3% (Nightclubs decreased by 8.4% while Bombshells increased by 0.7%). Prior to the stay-at-home and social distancing guidelines imposed by the federal, state and local governments, during the first ten weeks of the quarter, consolidated same-store sales was up by 5.3% (Nightclubs increased by 5.6% while Bombshells increased by 3.6%).

Segment contribution to total revenues was as follows (in thousands):

	For the Six Months
	Ended March 31,
	2020	2019
Nightclubs	$69,226	$74,775
Bombshells	19,153	13,540
Other	441	534
	$88,820	$88,849

Nightclubs total sales for the six months ended March 31, 2020 declined by 7.4% compared to a year ago because of COVID-19-related closures during the second half of March 2020. Same-store sales decrease of 8.4% included two clubs in Chicago and Pittsburgh (acquired in November 2018) for the first time in the current year second quarter. Nightclubs total sales for the first ten weeks of the quarter increased by 5.0% compared to the comparable year-ago period. Adjusted ten-week same-store sales increased by 5.6%. Sales during the first ten weeks of the current quarter benefited from a strong sports lineup in January and February, including the professional football championship in South Florida, and the professional basketball mid-season event in Chicago, as well as improved weather in January compared to the polar vortex a year ago.

Bombshells total sales for the six months ended March 31, 2020 increased by 41.5% compared to a year ago, and same-store sales increased by 0.7%. Sales reflected the success of new units, continued same-store rebound for most of the six months, and then the COVID-19 related closures. Same-store sales included a Bombshells in the Houston suburb Pearland (opened in April 2018) for the first time in the current year second quarter. The four new Bombshells, all in the Houston area, were I-10 (opened December 2018), Tomball (March 2019), Katy (October 2019), and US 59 (January 30, 2020). Bombshells total sales for the first ten weeks of the quarter increased 45.4% compared to the corresponding year-ago period. Adjusted ten-week same-store sales increased 3.6%.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 91.5% from 74.9% from year-ago, with a $15.1 million increase, or 22.6%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $554,000, or 4.6%, mainly due to COVID-19-related closures. As a percent of total revenues, cost of goods sold increased to 14.1% from 13.5% mainly due to perishable inventory spoilage.

Salaries and wages increased by $1.4 million, or 6.0%. As a percent of total revenues, salaries and wages were 28.6% from 27.0% mainly due to fixed salaries paid even during COVID-19-related closures.

Selling, general and administrative expenses increased by $2.6 million, or 9.2%, primarily caused by fixed costs. $2.5 million of the increase was from the first quarter, pre-COVID-19, mainly from increases in accounting and professional fees, taxes and permits, advertising and marketing, utilities, and repairs and maintenance.

Our adoption of ASC 842 as of October 1, 2019 did not have an impact in our results of operations and cash flows for the six months ended March 31, 2020. See Note 2 to our unaudited condensed consolidated financial statements.

Depreciation and amortization increased by $208,000, or 4.9% due to higher unit count from new units.

Other charges/gains, net of $8.2 million in net charge in the current year compared to a net gain of $2.1 million in the prior year. The current year net charge was mainly from approximately $8.2 million in impairment of goodwill ($6.5 million), SOB licenses ($1.4 million), and property and equipment ($302,000). Last year benefited from the sale of two real estate properties, two assets held for sale and a club in Philadelphia.

Income from Operations

For the six months ended March 31, 2020 and 2019, our operating margin was 8.1% and 25.1%, respectively. The main driver for the decrease in operating margin is the COVID-19-related closures.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Six Months
	Ended March 31,
	2020	2019
Nightclubs	$16,090	$30,465
Bombshells	2,263	857
Other	(385)	(295)
General corporate	(10,757)	(8,729)
	$7,211	$22,298

Operating margin for the Nightclubs segment was 23.2% and 40.7% for the six months ended March 31, 2020 and 2019, respectively, while operating margin for Bombshells was 11.8% and 6.3%, respectively. The decrease in Nightclubs operating margin was mainly due to COVID-19-related closures plus the impairment charges. The increase in Bombshells operating margin was caused by early gains from reduction in pre-opening expenses partially offset by COVID-19-related closures plus the impairment charges. Excluding impairment charges, amortization of intangibles, gain on disposal of assets, gain on insurance and settlement of lawsuits, Nightclubs would have had non-GAAP operating margin of 34.9% and 38.0% for the six months ended March 31, 2020 and 2019, respectively. Excluding impairment charges, amortization of intangibles, settlement of lawsuits and loss on sale of assets, Bombshells would have had non-GAAP operating margin of 13.1% and 6.4% for the six months ended March 31, 2020 and 2019.

Non-Operating Items

Interest expense decreased by $222,000, or 4.3%.

Our total occupancy costs, defined as the sum of lease expense and interest expense, were 7.9% and 8.0% of revenue during the six months ended March 31, 2020 and 2019, respectively.

Income Taxes

Income taxes expense was $175,000 and $3.7 million during the six months ended March 31, 2020 and 2019, respectively, with an effective income tax rate of 7.6% and 22.2%, respectively. Our effective tax rate for both years is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit. We revised our estimate of our annual effective income tax rate for fiscal 2020 due to the forecasted financial impact of the COVID-19 pandemic.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) settlement of lawsuits, and (e) impairment of assets. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, (f) impairment of assets, and (g) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 7.6% and 22.1% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2020 and 2019, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, and (h) impairment of assets. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2020 and 2019 (in thousands, except per share amounts and percentages):

	For the Three Months			For the Six Months
	Ended March 31,			Ended March 31,
	2020	2019		2020	2019
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(3,452)	$6,735		$2,182	$13,079
Income tax expense (benefit)	(1,418)	1,930		175	3,741
Interest expense, net	2,374	2,570		4,761	5,040
Settlement of lawsuits	-	84		24	144
Impairment of assets	8,210	-		8,210	-
Gain on sale of businesses and assets	(7)	(1,065)		(37)	(2,222)
Unrealized loss (gain) on equity securities	62	(77)		134	370
Gain on insurance	(13)	-		(33)	-
Depreciation and amortization	2,257	2,200		4,461	4,253
Adjusted EBITDA	$8,013	$12,377		$19,877	$24,405

Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$(3,452)	$6,735		$2,182	$13,079
Amortization of intangibles	157	153		313	309
Settlement of lawsuits	-	84		24	144
Impairment of assets	8,210	-		8,210	-
Gain on sale of businesses and assets	(7)	(1,065)		(37)	(2,222)
Unrealized loss (gain) on equity securities	62	(77)		134	370
Gain on insurance	(13)	-		(33)	-
Income tax effect of adjustments above	(633)	223		(659)	333
Non-GAAP net income	$4,324	$6,053		$10,134	$12,013

Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	9,225	9,679		9,274	9,696
GAAP diluted earnings (loss) per share	$(0.37)	$0.70		$0.24	$1.35
Amortization of intangibles	0.02	0.02		0.03	0.03
Settlement of lawsuits	-	0.01		0.00	0.01
Impairment of assets	0.89	-		0.89	-
Gain on sale of businesses and assets	(0.00)	(0.11)		(0.00)	(0.23)
Unrealized loss (gain) on equity securities	0.01	(0.01)		0.01	0.04
Gain on insurance	(0.00)	-		(0.00)	-
Income tax effect of adjustments above	(0.07)	0.02		(0.07)	0.03
Non-GAAP diluted earnings per share	$0.47	$0.63		$1.09	$1.24

Reconciliation of GAAP operating income (loss) to non-GAAP operating income
Income (loss) from operations	$(2,475)	$11,166		$7,211	$22,298
Amortization of intangibles	157	153		313	309
Settlement of lawsuits	-	84		24	144
Impairment of assets	8,210	-		8,210	-
Gain on insurance	(13)	-		(33)	-
Gain on sale of businesses and assets	(7)	(1,065)		(37)	(2,222)
Non-GAAP operating income	$5,872	$10,338		$15,688	$20,529

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	(6.1%)	24.9%		8.1%	25.1%
Amortization of intangibles	0.4%	0.3%		0.4%	0.3%
Settlement of lawsuits	-	0.2%		0.0%	0.2%
Impairment of assets	20.3%	-		9.2%	-
Gain on insurance	(0.0%)	-		(0.0%)	-
Gain on sale of businesses and assets	(0.0%)	(2.4%	)	(0.0%)	(2.5%)
Non-GAAP operating margin	14.5%	23.1%		17.7%	23.1%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents were approximately $9.8 million compared to $14.1 million at September 30, 2019. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2020, we had negative working capital of $4.6 million compared to a negative working capital of $2.3 million as of September 30, 2019, excluding net assets held for sale of $3.6 million and $2.9 million as of March 31, 2020 and September 30, 2019, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we get open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. Based upon the small sampling of early openings in Texas, revenues seem favorable. We are hopeful that we can become profitable within a relatively short period of time after a majority of our locations have reopened, assuming these results can be sustained and the other locations, once opened, follow these early results. But if the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

We now currently forecast our cash flows to fall significantly lower than the levels that we initially targeted. To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;
●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;
●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;
●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;
●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP.

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate our cash flow situation and will determine any further measures to be instituted.

Also as of the release of this report, we have ten locations in Texas that have partially reopened with 25% occupancy requirement.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have recently secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but with the significant global impact of the COVID-19 pandemic, there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2020	2019
Operating activities	$11,981	$20,971
Investing activities	(3,870)	(24,888)
Financing activities	(12,383)	(5,554)
Net decrease in cash and cash equivalents	$(4,272)	$(9,471)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months
	Ended March 31,
	2020	2019
Net income	$2,141	$13,147
Depreciation and amortization	4,461	4,253
Deferred tax expense (benefit)	(1,155)	1,131
Impairment of assets	8,210	-
Net change in operating assets and liabilities	(2,695)	3,876
Other	1,019	(1,436)
Net cash provided by operating activities	$11,981	$20,971

Net cash provided by operating activities decreased from year-to-year due primarily to the impact of the COVID-19 pandemic and higher income taxes paid partially offset by lower interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2020	2019
Payments for property and equipment and intangible assets	$(5,323)	$(13,902)
Acquisition of businesses, net of cash acquired	-	(13,500)
Proceeds from sale of businesses and assets	105	2,866
Proceeds from insurance	945	-
Proceeds from notes receivable	403	68
Issuance of note receivable	-	(420)
Net cash used in investing activities	$(3,870)	$(24,888)

Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2020 and 2019 (in thousands):

	For the Six Months Ended March 31,
	2020	2019
New facilities, equipment and software	$3,212	$12,785
Maintenance capital expenditures	2,111	1,117
Total capital expenditures	$5,323	$13,902

The capital expenditures during the six months ended March 31, 2020 were composed primarily of construction and development costs for two new Bombshells locations and the rehabilitation of a club that was damaged by fire, while the capital expenditures during the six months ended March 31, 2019 were composed primarily of construction and development costs for four new Bombshells locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Prior year acquisitions of $13.5 million relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2020	2019
Proceeds from long-term debt	$880	$10,296
Payments on long-term debt	(4,097)	(13,287)
Purchase of treasury stock	(8,488)	(1,961)
Payment of dividends	(647)	(582)
Payment of loan origination costs	-	(20)
Distribution to noncontrolling interests	(31)	-
Net cash used in financing activities	$(12,383)	$(5,554)

We purchased 465,390 shares of our common stock at an average price of $18.24 during the six months ended March 31, 2020, while we purchased 84,811 shares of our common stock at an average price of $23.13 during the same period last year. We paid quarterly dividends of $0.03 per share during each of the current- and prior-year quarters, except in the second quarter of 2020 where we paid $0.04 per share.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

	For the Six Months
	Ended March 31,
	2020	2019
Net cash provided by operating activities	$11,981	$20,971
Less: Maintenance capital expenditures	2,111	1,117
Free cash flow	$9,870	$19,854

Our free cash flow for the current year decreased by 50.3% compared to the comparable prior-year period primarily due to the impact of the COVID-19 pandemic and capital expenditures on remodeling of an older Bombshells unit and on upgrades in our Miami clubs in preparation for the pro football championship.

Other than the potentially prolonged effect of the COVID-19 pandemic and the notes payable financing described above, we are not aware of any event or trend that would potentially significantly affect liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the six months ended March 31:

		Increase		Increase
	2020	(Decrease)	2019	(Decrease)	2018

Sales of alcoholic beverages	$37,662	2.4%	$36,796	4.6%	$35,177
Sales of food and merchandise	13,926	14.8%	12,129	13.0%	10,731
Service revenues	31,541	(8.1%)	34,310	7.1%	32,022
Other	5,691	1.4%	5,614	24.5%	4,508
Total revenues	88,820	(0.0%)	88,849	7.8%	82,438
Net cash provided by operating activities	$11,981	(42.9%)	$20,971	49.0%	$14,077
Adjusted EBITDA*	$19,877	(18.6%)	$24,405	3.8%	$23,520
Free cash flow*	$9,870	(50.3%)	$19,854	54.9%	$12,815
Long-term debt (end of period)**	$140,440	(6.3%)	$149,818	17.8%	$127,213

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.
**	Balance as of March 31, 2020 includes liabilities associated with held-for-sale assets amounting to $1.2 million.

Share Repurchase

We purchased 465,390 shares of our common stock at an average price of $18.24 during the six months ended March 31, 2020, while we purchased 84,811 shares of our common stock at an average price of $23.13 during the same period last year. In February 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of March 31, 2020, we have $11.8 million remaining to purchase additional shares under our share repurchase program.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of March 31, 2020 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We opened one Bombshells unit during the quarter ended December 31, 2019, and opened another unit during the quarter ended March 31, 2020.

On November 5, 2019, we announced that our subsidiaries have signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. The agreements terminated prior to closing. We provided the sellers notice of the termination in April 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2020. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as such risks and uncertainties associated with the COVID-19 pandemic, as disclosed below. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The COVID-19 pandemic has had an adverse effect that is material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our customers’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, as of March 18, 2020, we temporarily closed all of our clubs and restaurants. We furloughed club and restaurant employees, except for a limited number of unit managers, and implemented cost savings measures throughout our operations. The COVID-19 pandemic’s impact on the economy in general could also adversely affect our customers’ financial condition, resulting in reduced spending at our clubs and restaurants. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our customer traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur.

If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Our club and restaurant operations could be further disrupted if any of our employees are diagnosed with COVID-19 and the circumstances require quarantine of some or all of a club or restaurant’s employees and disinfection of the facilities. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Those employees might seek and find other employment during our business interruption, which could materially adversely affect our ability to properly staff and reopen our clubs and restaurants with experienced team members when permitted to do so by governments.

Our suppliers could be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.

The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and the Company’s stock price has fluctuated significantly.

We cannot predict how soon we will be able to reopen all our clubs and restaurants, as our ability to reopen our locations will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our clubs and restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our locations and the uncertain customer demand environment, in addition to the actions described above, we have taken action to reduce our cash expenditures, which may impact our future growth, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information.

If we are unable to maintain compliance with certain of our debt covenants, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of March 31, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impact of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. A failure to comply with the financial covenants under our credit facility would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million. During the quarter ended December 31, 2019, we purchased 332,671 shares of our common stock in the open market at prices ranging from $18.30 to $20.80 per share. In February 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million. As of May 8, 2020, we have $11.8 million remaining to purchase additional shares.

Following is a summary of our purchases during the quarter ended March 31, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2020	-		-	$3,798,030
February 1-29, 2020	-		-	$13,798,030
March 1-31, 2020	132,719	$15.42	132,719	$11,751,514
Total	132,719	$15.42	132,719

(1)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors, as described above.

(2)	Prices include any commissions and transaction costs.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 11, 2020	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 11, 2020	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

