Form 10-Q
period 2020-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2020-08-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2020, 9,125,281 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,795	$14,097
Accounts receivable, net	5,529	6,289
Current portion of notes receivable	219	954
Inventories	2,627	2,598
Prepaid insurance	1,415	5,446
Other current assets	1,752	2,521
Assets held for sale	2,013	2,866
Total current assets	28,350	34,771
Property and equipment, net	181,960	183,956
Operating lease right-of-use assets, net	25,962	-
Notes receivable, net of current portion	2,896	4,211
Goodwill	47,109	53,630
Intangibles, net	73,224	75,951
Other assets	873	1,118
Total assets	$360,374	$353,637

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,955	$3,810
Accrued liabilities	10,286	14,644
Current portion of long-term debt, net	17,249	15,754
Current portion of operating lease liabilities	1,586	-
Total current liabilities	33,076	34,208
Deferred tax liability, net	20,141	21,658
Long-term debt, net of current portion and debt discount and issuance costs	125,487	127,774
Operating lease liabilities, net of current portion	25,863	-
Other long-term liabilities	372	1,696
Total liabilities	204,939	185,336

Commitments and contingencies (Note 10)	-	-

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,125 and 9,591 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	91	96
Additional paid-in capital	52,829	61,312
Retained earnings	102,837	107,049
Total RCIHH stockholders’ equity	155,757	168,457
Noncontrolling interests	(322)	(156)
Total equity	155,435	168,301
Total liabilities and equity	$360,374	$353,637

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenues
Sales of alcoholic beverages	$7,623	$19,570	$45,285	$56,366
Sales of food and merchandise	3,452	7,046	17,378	19,175
Service revenues	2,907	17,299	34,448	51,609
Other	739	3,112	6,430	8,726
Total revenues	14,721	47,027	103,541	135,876
Operating expenses
Cost of goods sold
Alcoholic beverages sold	1,245	4,015	8,826	11,541
Food and merchandise sold	1,125	2,565	5,917	6,857
Service and other	20	121	205	307
Total cost of goods sold (exclusive of items shown separately below)	2,390	6,701	14,948	18,705
Salaries and wages	5,421	13,164	30,866	37,168
Selling, general and administrative	8,908	14,895	39,889	43,263
Depreciation and amortization	2,235	2,465	6,696	6,718
Other charges (gains), net	424	(172)	8,588	(2,250)
Total operating expenses	19,378	37,053	100,987	103,604
Income (loss) from operations	(4,657)	9,974	2,554	32,272
Other income (expenses)
Interest expense	(2,459)	(2,543)	(7,403)	(7,709)
Interest income	80	92	263	218
Unrealized gain (loss) on equity securities	31	(38)	(103)	(408)
Income (loss) before income taxes	(7,005)	7,485	(4,689)	24,373
Income tax expense (benefit)	(1,437)	1,806	(1,262)	5,547
Net income (loss)	(5,568)	5,679	(3,427)	18,826
Net loss (income) attributable to noncontrolling interests	94	(41)	135	(109)
Net income (loss) attributable to RCIHH common stockholders	$(5,474)	$5,638	$(3,292)	$18,717

Earnings (loss) per share
Basic and diluted	$(0.60)	$0.59	$(0.36)	$1.94

Weighted average number of common shares outstanding
Basic and diluted	9,125	9,620	9,224	9,671

Dividends per share	$0.03	$0.03	$0.10	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2019	9,591	$96	$61,312	$107,049	$-	-	$-	$(156)	$168,301
Purchase of treasury shares	-	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	-	(279)
Payment to noncontrolling interest	-	-	-	-	-	-	-	(10)	(10)
Net income (loss)	-	-	-	5,634	-	-	-	-	5,634
Balance at December 31, 2019	9,258	93	54,874	112,404	-	-	-	(166)	167,205
Purchase of treasury shares	-	-	-	-	-	(133)	(2,047)	-	(2,047)
Canceled treasury shares	(133)	(2)	(2,045)	-	-	133	2,047	-	-
Payment of dividends	-	-	-	(368)	-	-	-	-	(368)
Payment to noncontrolling interest	-	-	-	-	-	-	-	(21)	(21)
Net income (loss)	-	-	-	(3,452)	-	-	-	(41)	(3,493)
Balance at March 31, 2020	9,125	91	52,829	$108,584	-	-	-	(228)	161,276
Payment of dividends	-	-	-	(273)	-	-	-	-	(273)
Net income (loss)	-	-	-	(5,474)	-	-	-	(94)	(5,568)
Balance at June 30, 2020	9,125	$91	$52,829	$102,837	$-	-	$-	$(322)	$155,435

Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(14)	(355)	-	(355)
Canceled treasury shares	(14)	-	(355)	-	-	14	355	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income (loss)	-	-	-	6,344	-	-	-	60	6,404
Balance at December 31, 2018	9,705	97	63,857	95,179	-	-	-	(43)	159,090
Purchase of treasury shares	-	-	-	-	-	(71)	(1,606)	-	(1,606)
Canceled treasury shares	(71)	(1)	(1,605)	-	-	71	1,606	-	-
Payment of dividends	-	-	-	(291)	-	-	-	-	(291)
Net income (loss)	-	-	-	6,735	-	-	-	8	6,743
Balance at March 31, 2019	9,634	96	62,252	101,623	-	-	-	(35)	163,936
Purchase of treasury shares	-	-	-	-	-	(17)	(403)	-	(403)
Canceled treasury shares	(17)	-	(403)	-	-	17	403	-	-
Payment of dividends	-	-	-	(285)	-	-	-	-	(285)
Payment to noncontrolling interest	-	-	-	-	-	-	-	(21)	(21)
Net income (loss)	-	-	-	5,638	-	-	-	41	5,679
Balance at June 30, 2019	9,617	$96	$61,849	$106,976	$-	-	$-	$(15)	$168,906

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,427)	$18,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,696	6,718
Deferred income tax expense (benefit)	(1,517)	1,237
Gain on sale of businesses and assets	(749)	(2,704)
Impairment of assets	9,192	-
Unrealized loss on equity securities	103	408
Amortization of debt discount and issuance costs	194	276
Deferred rent	-	236
Noncash lease expense	1,244	-
Loss (gain) on insurance	(33)	93
Doubtful accounts expense on notes receivable	495	-
Changes in operating assets and liabilities:
Accounts receivable	(53)	2,305
Inventories	(29)	(87)
Prepaid insurance, other current and other assets	4,942	4,199
Accounts payable, accrued and other liabilities	(4,911)	(3,093)
Net cash provided by operating activities	12,147	28,414
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,041	5,106
Proceeds from insurance	945	-
Proceeds from notes receivable	1,555	107
Issuance of note receivable	-	(420)
Payments for property and equipment and intangible assets	(5,565)	(16,901)
Acquisition of businesses, net of cash acquired	-	(13,500)
Net cash used in investing activities	(1,024)	(25,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	6,503	12,330
Payments on debt obligations	(7,489)	(18,634)
Purchase of treasury stock	(8,488)	(2,364)
Payment of dividends	(920)	(867)
Payment of loan origination costs	-	(20)
Distribution to noncontrolling interests	(31)	(21)
Net cash used in financing activities	(10,425)	(9,576)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	698	(6,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,097	17,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,795	$10,956

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $155 and $447, respectively)	$7,303	$7,769
Income taxes	$2,067	$1,827

Noncash investing and financing transactions:
Notes receivable received as proceeds from sale of assets	$-	$625
Operating lease right-of-use assets established upon adoption of ASC 842	$27,310	$-
Deferred rent liabilities reclassified upon adoption of ASC 842	$1,241	$-
Operating lease liabilities established upon adoption of ASC 842	$28,551	$-
Unpaid liabilities on capital expenditures	$6	$-

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 13, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires, among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Our evaluation indicates that our consolidated financial statements will not be significantly impacted upon adoption of this guidance.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. Our evaluation indicates that fair value disclosures in our consolidated financial statements will be minimally impacted by the requirements of this ASU.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Our evaluation indicates that our consolidated financial statements will not be significantly impacted upon adoption of this guidance.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Impact of COVID-19 Pandemic

In March 2020, President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. COVID-19 is the disease caused by a novel strain of a coronavirus that originated from Wuhan, China in November 2019. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions that were mandated or encouraged by federal, state and local governments, and since March 2020, we have temporarily closed and reopened several of our clubs and restaurants.

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

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the CARES Act for its restaurants, shared service entity and lounge. See Notes 7 and 9. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP.

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened several of our locations depending on changing government mandates. As of the release of this report, we have reopened many of our club and Bombshells locations with limited occupancy but some of our bigger clubs are still closed.

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering future assumed impact of COVID-19 pandemic on sales. Based on our evaluation as of June 30, 2020, we determined our assets are impaired in a total amount of approximately $9.2 million comprised of $6.5 million in goodwill, $2.3 million in SOB licenses, $302,000 in property and equipment, and $104,000 in right-of-use operating lease assets.

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Lease revenue (included in other revenues) is recognized when earned (recognized over time) and is more appropriately covered by guidance under ASC 842, Leases (ASC 840 in prior year). See Note 14.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 12), are shown below (in thousands):

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$1,777		$5,846	$-	$7,623	$14,597		$4,973	$-	$19,570
Sales of food and merchandise	774		2,678	-	3,452	3,313		3,733	-	7,046
Service revenues	2,906		1	-	2,907	17,257		42	-	17,299
Other revenues	556		6	177	739	2,722		7	383	3,112
	$6,013		$8,531	$177	$14,721	$37,889		$8,755	$383	$47,027

Recognized at a point in time	$5,781		$8,531	$175	$14,487	$37,457		$8,755	$369	$46,581
Recognized over time	232	*	-	2	234	432	*	-	14	446
	$6,013		$8,531	$177	$14,721	$37,889		$8,755	$383	$47,027

	Nine Months Ended June 30, 2020					Nine Months Ended June 30, 2019
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$28,321		$16,964	$-	$45,285	$43,547		$12,819	$-	$56,366
Sales of food and merchandise	6,837		10,541	-	17,378	9,813		9,362	-	19,175
Service revenues	34,290		158	-	34,448	51,513		96	-	51,609
Other revenues	5,791		21	618	6,430	7,791		18	917	8,726
	$75,239		$27,684	$618	$103,541	$112,664		$22,295	$917	$135,876

Recognized at a point in time	$74,192		$27,684	$605	$102,481	$111,431		$22,295	$874	$134,600
Recognized over time	1,047	*	-	13	1,060	1,233	*	-	43	1,276
	$75,239		$27,684	$618	$103,541	$112,664		$22,295	$917	$135,876

*	Lease revenue (included in Other Revenues) as covered by ASC 842 in the current year (and ASC 840 in the prior year). All other revenues are covered by ASC 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2019	Consideration Received	Recognized in Revenue	Balance at June 30, 2020
Ad revenue	$76	$403	$(412)	$67
Expo revenue	-	262	-	262
Other	7	18	(23)	2
	$83	$683	$(435)	$331

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accrued liabilities are as follows (in thousands):

	June 30, 2020	September 30, 2019
Insurance	$425	$4,937
Sales and liquor taxes	2,844	3,086
Payroll and related costs	1,972	2,892
Property taxes	1,355	1,675
Interest	1,565	508
Patron tax	679	595
Unearned revenues	331	83
Lawsuit settlement	75	115
Other	1,040	753
Accrued liabilities	$10,286	$14,644

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Taxes and permits	$1,187	$2,258	$6,101	$6,809
Advertising and marketing	428	2,083	4,745	6,301
Supplies and services	681	1,493	3,605	4,414
Insurance	1,481	1,367	4,437	4,122
Accounting and professional fees	407	631	2,916	2,559
Lease	1,010	965	3,063	2,941
Charge card fees	146	1,011	2,037	2,830
Legal	841	1,479	3,109	3,310
Utilities	512	756	2,205	2,262
Security	272	757	1,869	2,222
Repairs and maintenance	353	787	1,802	2,095
Other	1,590	1,308	4,000	3,398
	$8,908	$14,895	$39,889	$43,263

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

During the three months ended December 31, 2019, the Company classified as held-for-sale another real estate property with an aggregate estimated fair value of the property less cost to sell of $1.9 million. This property was later reclassified out of held-for-sale assets and back to property and equipment during the three months ended June 30, 2020 due to a change in management’s plan with the property.

During the three months ended June 30, 2020, the Company sold one held-for-sale property valued at $853,000 for $1.5 million.

As of June 30, 2020, the Company has a total of one real estate property held for sale with a total value of $2.0 million.

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

No liabilities were associated with held-for-sale assets as of June 30, 2020 and September 30, 2019. Gains or losses on the sale of properties held for sale are included in other charges (gains), net within the unaudited condensed consolidated statements of operations.

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

In February 2020, in relation to a $4.0 million 12% note payable earlier refinanced on August 15, 2018, the Company restructured the note with a private lender by executing a 12% 10-year note payable $57,388 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $4.0 million in August 2021. The refinancing did not have an impact on the Company’s results of operations and cash flows.

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

Included in the balance of debt obligations as of June 30, 2020 and September 30, 2019 is a $500,000 note borrowed from a related party (see Note 13) and three notes totaling $600,000 (of which $200,000 was included in the $1,740,000 extension in the succeeding paragraph) borrowed from two non-officer employees and a family member of a non-officer employee in which the terms of the notes are the same as the rest of the lender groups.

On May 1, 2020, the Company negotiated extensions to November 1, 2020 on $1,740,000 of $2,040,000 of notes to individuals that were due on May 1, 2020. The Company paid $300,000 to certain lenders and received $200,000 in new debt from existing lenders and their affiliates. The aggregate amount of debt due on these notes on November 1, 2020 is now $1,940,000.

Future maturities of long-term debt as of June 30, 2020 are as follows: $17.5 million, $14.6 million, $11.6 million, $8.4 million, $8.5 million and $83.5 million for the twelve months ending June 30, 2021, 2022, 2023, 2024, 2025, and thereafter, respectively. Of the maturity schedule mentioned above, $6.5 million, $2.4 million, $3.7 million, $0, $0 and $41.7 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.3 million and $1.5 million as of June 30, 2020 and September 30, 2019, respectively.

Included in the balance of debt obligations as of June 30, 2020 are PPP loans amounting to $5.4 million. If not forgiven, under the terms of the loans as provided by the CARES Act, the twelve PPP loans bear an interest rate of 1% per annum and will be payable in 18 equal monthly installments of $305,138 starting December 6, 2020. See Notes 3 and 9.

8. Equity

During the three and nine months ended June 30, 2020, the Company purchased and retired 0 and 465,390 common shares, respectively, at a cost of approximately $0 and $8.5 million, respectively. The Company paid $0.03 and $0.10 per share cash dividends during the three and nine months ended June 30, 2020 totaling approximately $273,000 and $920,000, respectively.

During the three and nine months ended June 30, 2019, the Company purchased and retired 17,302 and 102,113 common shares, respectively, at a cost of approximately $403,000 and $2.4 million, respectively. The Company paid a $0.03 per share cash dividend per quarter totaling approximately $285,000 and $867,000 for the three and nine months ended June 30, 2019, respectively.

On February 6, 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of August 7, 2020, the Company has $11.8 million remaining to purchase additional shares under its share repurchase program.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income tax benefit was $1.4 million and $1.3 million during the three and nine months ended June 30, 2020, respectively, compared to income tax expense of $1.8 million and $5.5 million during the three and nine months ended June 30, 2019, respectively. The effective income tax rate was a benefit of 20.5% and 26.9% during the three and nine months ended June 30, 2020, respectively, compared to expense rates of 24.1% and 22.8% during the three and nine months ended June 30, 2019, respectively. Our effective tax rate for both years is affected by the estimate of pre-tax accounting income (loss) for the year, state taxes, permanent differences, and tax credits, including the FICA tip credit.

The Company or one of its subsidiaries file income tax returns for U.S. federal jurisdiction and various states. Fiscal years ended September 30, 2017 and thereafter remain open to tax examination. The Company’s federal income tax returns for the years ended September 30, 2015, 2014 and 2013 have been examined by the Internal Revenue Service with no changes. In July 2020, we have resolved payroll tax audits with the IRS for tax years 2014 through 2017 and have accrued approximately $149,000 in payroll taxes and penalties, which are included in accrued liabilities in our unaudited condensed consolidated balance sheet as of June 30, 2020.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of June 30, 2020 and September 30, 2019, the liability for uncertain tax positions was $0 and $0, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of operations.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. As a result of this, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company has submitted its application for a PPP loan and on May 8, 2020 has received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. There is no certainty that the loan will qualify for forgiveness. See Note 3.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the unaudited condensed consolidated balance sheets, amounted to $2.5 million and $3.4 million as of June 30, 2020 and September 30, 2019, respectively.

A declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. On March 6, 2020, the U.S. District Court for the Western District of Texas, Austin Division, ruled that the Texas Patron Tax is unconstitutional as it has been applied and enforced by the Comptroller. The State of Texas has filed an appeal. We will continue to vigorously defend the matter through the appeals process.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2020, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nour-Dean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. As of July 23, 2020, briefing on the motion to dismiss is complete, and we are currently waiting for the court to rule on the motion. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of June 30, 2020 and September 30, 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

Due to several COVID-19 regulations and restrictions imposed on some of our businesses by local municipalities and/or States, certain of our subsidiaries are plaintiffs to lawsuits that have been filed on behalf of the affected entities to have the restrictions eased or removed entirely. The lawsuits may increase or decrease based on the spread of the disease and new or additional restrictions placed on our businesses.

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

Settlements of lawsuits for the three and nine months ended June 30, 2020 total approximately $50,000 and $74,000, respectively, while for the three and nine months ended June 30, 2019 total $0 and $144,000, respectively. As of June 30, 2020 and September 30, 2019, the Company has accrued $75,000 and $115,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenues
Nightclubs	$6,013	$37,889	$75,239	$112,664
Bombshells	8,531	8,755	27,684	22,295
Other	177	383	618	917
	$14,721	$47,027	$103,541	$135,876

Income (loss) from operations
Nightclubs	$(3,088)	$14,034	$13,002	$44,499
Bombshells	1,903	686	4,166	1,543
Other	(95)	(111)	(480)	(406)
General corporate	(3,377)	(4,635)	(14,134)	(13,364)
	$(4,657)	$9,974	$2,554	$32,272

Depreciation and amortization
Nightclubs	$1,470	$1,737	$4,426	$4,711
Bombshells	455	370	1,328	1,001
Other	103	102	311	312
General corporate	207	256	631	694
	$2,235	$2,465	$6,696	$6,718

Capital expenditures
Nightclubs	$106	$1,935	$2,964	$3,029
Bombshells	136	900	2,473	10,697
Other	-	2	-	20
General corporate	-	162	128	3,155
	$242	$2,999	$5,565	$16,901

	June 30, 2020	September 30, 2019
Total assets
Nightclubs	$277,707	$274,071
Bombshells	51,907	44,144
Other	1,516	1,773
General corporate	29,244	33,649
	$360,374	$353,637

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

13. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2020 and September 30, 2019 is $84.0 million and $86.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 was a $500,000 note borrowed from a related party (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar). The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $0 and $72,809 during the three and nine months ended June 30, 2020, respectively, and $12,990 and $120,805 during the three and nine months ended June 30, 2019, respectively. As of June 30, 2020 and September 30, 2019, we owed Nottingham Creations and Sherwood Forest $13,705 and $6,588, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $18,758 for the three and nine months ended June 30, 2020, respectively, and $0 and $435,800 for the three and nine months ended June 30, 2019, respectively. Amounts billed directly to the Company were $11,363 and $37,605 for the three and nine months ended June 30, 2020, respectively, and $0 and $206 for the three and nine months ended June 30, 2019, respectively. As of June 30, 2020 and September 30, 2019, the Company owed TW Mechanical $4,439 and $0, respectively, in unpaid direct billings.

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

Included in lease expense in our unaudited condensed consolidated statements of operations (see Note 5) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $0 and $19,500 for the three and nine months ended June 30, 2020, respectively, and $19,500 and $58,500 for the three and nine months ended June 30, 2019, respectively. This lease terminated on December 31, 2019.

Undiscounted future minimum annual lease obligations as of September 30, 2019 under ASC 840 are as follows (in thousands):

2020	$3,237
2021	3,154
2022	3,057
2023	2,889
2024	2,850
Thereafter	21,038
Total future minimum lease obligations	$36,225

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. Under ASC 840, we recorded lease expense amounting to $965,000 and $2.9 million during the three and nine months ended June 30, 2019.

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

Our adoption of ASC 842 did not have a material impact on our lease revenue accounting as a lessor. See Note 4.

Future maturities of ASC 842 lease liabilities as of June 30, 2020 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2020 - June 2021	$1,586	$1,617	$3,203
July 2021 - June 2022	1,719	1,517	3,236
July 2022 - June 2023	1,703	1,412	3,115
July 2023 - June 2024	1,738	1,310	3,048
July 2024 - June 2025	1,906	1,200	3,106
Thereafter	18,797	5,703	24,500
	$27,449	$12,759	$40,208

Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, except for sublease income which was included in other revenue, for the three and nine months ended June 30, 2020 as follows (in thousands):

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease expense – fixed payments	$839	$2,519
Variable lease expense	158	288
Short-term equipment and other lease expense (includes $12 and $303 recorded in advertising and marketing, and $72 and $297 recorded in repairs and maintenance for the three and nine months ended June 30, 2020, respectively; see Note 5)	97	856
Sublease income	(2)	(8)
Total lease expense, net	$1,092	$3,655

Other information:
Operating cash outflows from operating leases	$1,051	$3,513
Weighted average remaining lease term		13 years
Weighted average discount rate		6.1%

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

Through our subsidiaries, as of June 30, 2020, we operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

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

Impact of COVID-19 Pandemic

Because of the stay-at-home order and social distancing guidelines put into place, our total revenues for the full nine-month period ended June 30, 2020 declined by 23.8% versus last year. Though we earned no revenues from our core businesses during the period of closures, we continue to incur expenses. To alleviate our cash flow situation, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale-system support, and investor relations coverage, among others.

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

Also see the risk factor in “Item 1A. Risk Factors” regarding risks and uncertainties associated with the COVID-19 pandemic.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

During the three and nine months ended June 30, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results of the Company during the three and nine months ended June 30, 2020 are as follows:

Third Quarter 2020

●	Total revenues were $14.7 million compared to $47.0 million during the comparable prior-year period, a 68.7% decrease (Nightclubs revenue of $6.0 million compared to $37.9 million, an 84.1% decrease; and Bombshells revenue of $8.5 million compared to $8.8 million, a 2.6% decrease)

●	No club nor Bombshells location qualified for same-store sales

●	Basic and diluted loss per share of $0.60 compared to basic and diluted earnings per share (“EPS”) of $0.59 (non-GAAP diluted loss per share of $0.74 compared to a non-GAAP diluted EPS* of $0.59)

●	Net cash provided by operating activities of $166,000 compared to $7.4 million during the comparable prior-year period, a 97.8% decrease (free cash flow* of $166,000 compared to $6.5 million, a 97.4% decrease)

Year-to-Date 2020

●	Total revenues were $103.5 million compared to $135.9 million during the comparable prior-year period, a 23.8% decline (Nightclubs revenue of $75.2 million compared to $112.7 million, a 33.2% decrease; and Bombshells revenue of $27.7 million compared to $22.3 million, a 24.2% increase)

●	Basic and diluted loss per share of $0.36 compared to basic and diluted EPS of $1.94 (non-GAAP diluted EPS* of $0.36 compared to $1.83, an 80.3% decrease)

●	Net cash provided by operating activities of $12.1 million compared to $28.4 million during the comparable prior-year period, a 57.2% decrease (free cash flow* of $10.0 million compared to $26.3 million, a 61.9% decrease)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	June 30, 2020		June 30, 2019		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$7,623	51.8%	$19,570	41.6%	$(11,947)	(61.0)%
Sales of food and merchandise	3,452	23.4%	7,046	15.0%	(3,594)	(51.0)%
Service revenues	2,907	19.7%	17,299	36.8%	(14,392)	(83.2)%
Other	739	5.0%	3,112	6.6%	(2,373)	(76.3)%
Total revenues	14,721	100.0%	47,027	100.0%	(32,306)	(68.7)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	1,245	16.3%	4,015	20.5%	(2,770)	(69.0)%
Food and merchandise sold	1,125	32.6%	2,565	36.4%	(1,440)	(56.1)%
Service and other	20	0.5%	121	0.6%	(101)	(83.5)%
Total cost of goods sold (exclusive of items shown separately below)	2,390	16.2%	6,701	14.2%	(4,311)	(64.3)%
Salaries and wages	5,421	36.8%	13,164	28.0%	(7,743)	(58.8)%
Selling, general and administrative	8,908	60.5%	14,895	31.7%	(5,987)	(40.2)%
Depreciation and amortization	2,235	15.2%	2,465	5.2%	(230)	(9.3)%
Other charges (gains), net	424	2.9%	(172)	(0.4)%	596	346.5%
Total operating expenses	19,378	131.6%	37,053	78.8%	(17,675)	(47.7)%
Income (loss) from operations	(4,657)	(31.6)%	9,974	21.2%	(14,631)	(146.7)%
Other income (expenses)
Interest expense	(2,459)	(16.7)%	(2,543)	(5.4)%	(84)	(3.3)%
Interest income	80	0.5%	92	0.2%	(12)	(13.0)%
Unrealized gain (loss) on equity securities	31	0.2%	(38)	(0.1)%	69	181.6%
Income (loss) before income taxes	(7,005)	(47.6)%	7,485	15.9%	(14,490)	(193.6)%
Income tax expense (benefit)	(1,437)	(9.8)%	1,806	3.8%	(3,243)	(179.6)%
Net income (loss)	$(5,568)	(37.8)%	$5,679	12.1%	$(11,247)	(198.0)%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues decreased by $32.3 million, or 68.7%, due primarily to lost sales caused by the COVID-19 pandemic. No club or Bombshells location qualified for same-store sales since all units exceeded the number of closure days to be considered not comparable to prior year.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended June 30,
	2020	2019
Nightclubs	$6,013	$37,889
Bombshells	8,531	8,755
Other	177	383
	$14,721	$47,027

Changing state and local government restrictions caused by COVID-19 have kept our larger Nightclubs, particularly in Florida and New York, closed for most of the quarter. Although our Texas clubs were able to reopen in May, sales were kept to a minimum due to social distancing and occupancy requirements.

Bombshells locations were able to reopen in May 2020, but sales were limited due to indoor dining occupancy restrictions.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 131.6% from 78.8% from year-ago, with a $17.7 million decrease, or 47.7%, which is mainly caused by fixed overhead expenses in relation to significantly lower sales. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold decreased by $4.3 million, or 64.3%, mainly due to COVID-19-related closures and indoor dining occupancy restrictions. As a percent of total revenues, cost of goods sold increased to 16.2% from 14.2% mainly due to sales mix. Higher-margin service revenues dropped in sales mix year-over year from 36.8% to 19.7%.

Salaries and wages decreased by $7.7 million, or 58.8%. As a percent of total revenues, salaries and wages were 36.8% from 28.0% mainly due to fixed salaries paid on significantly lower sales due to COVID-19.

Selling, general and administrative expenses decreased by approximately $6.0 million, or 40.2%, primarily due to decreased sales activity during the quarter partially offset by fixed overhead costs.

Our adoption of ASC 842 as of October 1, 2019 did not have an impact in our results of operations and cash flows for the three months ended June 30, 2020. See Note 2 to our unaudited condensed consolidated financial statements.

Depreciation and amortization decreased by $230,000, or 9.3% partly due to higher prior-year catch-up depreciation from properties moved out of held-for-sale classification.

Other charges/gains, net of $424,000 in net charge during the current quarter compared to a net gain of $172,000 in the prior-year quarter. The current quarter net charge was mainly from approximately $982,000 in impairment charge, partially offset by net gains of $608,000 on sale of one held-for-sale property and another property held and used. Last year’s quarter’s net gain was from the sale of two real estate properties and an aircraft amounting to $265,000, partially offset by $93,000 in insurance loss.

Income (Loss) from Operations

For the three months ended June 30, 2020 and 2019, our operating margin was (31.6%) and 21.2%, respectively. The main driver for the decrease in operating margin is the COVID-19-related closures.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended June 30,
	2020	2019
Nightclubs	$(3,088)	$14,034
Bombshells	1,903	686
Other	(95)	(111)
General corporate	(3,377)	(4,365)
	$(4,657)	$9,974

Operating margin for the Nightclubs segment was (51.4%) and 37.0% for the three months ended June 30, 2020 and 2019, respectively, while operating margin for Bombshells was 22.3% and 7.8%, respectively. The decrease in Nightclubs operating margin was mainly due to fixed operating costs and expenses in relation to lower sales from the pandemic plus the impairment charges. The increase in Bombshells operating margin was mainly from pre-opening expenses from several Bombshells openings in the prior-year quarter. Excluding impairment charges, amortization of intangibles, settlement of lawsuits, loss on insurance, and gain on disposal of assets, Nightclubs would have had non-GAAP operating margin of (43.7%) and 36.6% for the three months ended June 30, 2020 and 2019, respectively. Excluding loss on disposal of assets and amortization of intangibles, Bombshells would have had non-GAAP operating margin of 22.5% and 7.8% for the three months ended June 30, 2020 and 2019.

Non-Operating Items

Interest expense decreased by $84,000, or 3.3%.

Our total occupancy costs, defined as the sum of lease expense and interest expense, were $3.5 million in both current-year and prior-year third quarters but due to the significantly lower revenue in the current year, as a percentage of revenue 23.6% and 7.5% during the three months ended June 30, 2020 and 2019, respectively.

Income Taxes

Income tax benefit was $1.4 million during the current-year third quarter compared to an income tax expense of $1.8 million during the prior-year third quarter. The effective income tax rate was a benefit of 20.5% and an expense of 24.1%, respectively. We revised our annual forecast of pretax book income for fiscal 2020 which revised our annual effective income tax rate, for which impact was recognized in the current-year third quarter. Our effective tax rate for both years is affected by the estimate of pre-tax accounting income (loss) for the year, state taxes, permanent differences, and tax credits, including the FICA tip credit.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

The following table summarizes our results of operations for the nine months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended
	June 30, 2020		June 30, 2019		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$45,285	43.7%	$56,366	41.5%	$(11,081)	(19.7)%
Sales of food and merchandise	17,378	16.8%	19,175	14.1%	(1,797)	(9.4)%
Service revenues	34,448	33.3%	51,609	38.0%	(17,161)	(33.3)%
Other	6,430	6.2%	8,726	6.4%	(2,296)	(26.3)%
Total revenues	103,541	100.0%	135,876	100.0%	(32,335)	(23.8)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	8,826	19.5%	11,541	20.5%	(2,715)	(23.5)%
Food and merchandise sold	5,917	34.0%	6,857	35.8%	(940)	(13.7)%
Service and other	205	0.5%	307	0.5%	(102)	(33.2)%
Total cost of goods sold (exclusive of items shown separately below)	14,948	14.4%	18,705	13.8%	(3,757)	(20.1)%
Salaries and wages	30,866	29.8%	37,168	27.4%	(6,302)	(17.0)%
Selling, general and administrative	39,889	38.5%	43,263	31.8%	(3,374)	(7.8)%
Depreciation and amortization	6,696	6.5%	6,718	4.9%	(22)	(0.3)%
Other charges (gains), net	8,588	8.3%	(2,250)	(1.7)%	10,838	(481.7)%
Total operating expenses	100,987	97.5%	103,604	76.2%	(2,617)	(2.5)%
Income from operations	2,554	2.5%	32,272	23.8%	(29,718)	(92.1)%
Other income (expenses)
Interest expense	(7,403)	(7.1)%	(7,709)	(5.7)%	(306)	(4.0)%
Interest income	263	0.3%	218	0.2%	45	20.6%
Unrealized loss on equity securities	(103)	(0.1)%	(408)	(0.3)%	305	74.8%
Income (loss) before income taxes	(4,689)	(4.5)%	24,373	17.9%	(29,062)	(119.2)%
Income tax expense (benefit)	(1,262)	(1.2)%	5,547	4.1%	(6,809)	(122.8)%
Net income (loss)	$(3,427)	(3.3)%	$18,826	13.9%	$(22,253)	(118.2)%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues decreased by $32.3 million, or 23.8%, for the nine months ended June 30, 2020 compared to prior year primarily due to the COVID-19 pandemic.

Segment contribution to total revenues was as follows (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Nightclubs	$75,239	$112,664
Bombshells	27,684	22,295
Other	618	917
	$103,541	$135,876

Nightclubs total sales for the nine months ended June 30, 2020 declined by 33.2% compared to a year ago because of COVID-19-related closures since March 2020.

Bombshells total sales for the nine months ended June 30, 2020 increased by 24.2% compared to a year ago mainly due to sales from two new Bombshells location, partially offset by closures due to the COVID-19 pandemic.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 97.5% from 76.2% from year-ago, with a $2.6 million decrease, or 2.5%. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold decreased by $3.8 million, or 20.1%, mainly due to COVID-19-related closures. As a percent of total revenues, cost of goods sold increased to 14.4% from 13.8% mainly due to perishable inventory spoilage and sales mix. Higher-margin service revenues dropped in sales mix year-over year from 38.0% to 33.3%.

Salaries and wages decreased by $6.3 million, or 17.0%. As a percent of total revenues, salaries and wages were 29.8% from 27.4% mainly due to fixed salaries paid on significantly lower sales due to COVID-19.

Selling, general and administrative expenses decreased by $3.4 million, or 7.8%, primarily due to decreased sales activity during the nine-month period partially offset by fixed overhead costs.

Our adoption of ASC 842 as of October 1, 2019 did not have an impact in our results of operations and cash flows for the nine months ended June 30, 2020. See Note 2 to our unaudited condensed consolidated financial statements.

Other charges/gains, net of $8.6 million in net charge in the current year compared to a net gain of $2.3 million in the prior year. The current year net charge was mainly from approximately $9.2 million in impairment charges, partially offset by $645,000 of net gains in the sale of real estate properties. Last year benefited from the gain on the sale of several real estate properties amounting to $2.5 million.

Income from Operations

For the nine months ended June 30, 2020 and 2019, our operating margin was 2.5% and 23.8%, respectively. The main driver for the decrease in operating margin is the COVID-19-related closures.

Segment contribution to income from operations is presented in the table below (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Nightclubs	$13,002	$44,499
Bombshells	4,166	1,543
Other	(480)	(406)
General corporate	(14,134)	(13,364)
	$2,554	$32,272

Operating margin for the Nightclubs segment was 17.3% and 39.5% for the nine months ended June 30, 2020 and 2019, respectively, while operating margin for Bombshells was 15.0% and 6.9%, respectively. The decrease in Nightclubs operating margin was mainly due to fixed operating costs and expenses in relation to lower sales from the pandemic plus the impairment charges. The increase in Bombshells operating margin was caused by early gains from reduction in pre-opening expenses partially offset by COVID-19-related closures plus the impairment charges. Excluding impairment charges, amortization of intangibles, gain on disposal of assets, gain on insurance and settlement of lawsuits, Nightclubs would have had non-GAAP operating margin of 28.6% and 37.6% for the nine months ended June 30, 2020 and 2019, respectively. Excluding impairment charges, amortization of intangibles, settlement of lawsuits and loss on sale of assets, Bombshells would have had non-GAAP operating margin of 16.0% and 6.9% for the nine months ended June 30, 2020 and 2019, respectively.

Non-Operating Items

Interest expense decreased by $306,000, or 4.0%.

Our total occupancy costs, defined as the sum of lease expense and interest expense, decreased to $10.5 million from $10.7 million in the prior year, but due to the significantly lower revenue in the current year, our total occupancy cost as a percentage of revenue increased to 10.1% from 7.8%.

Income Taxes

Income tax benefit was $1.3 million during the current nine-month period compared to an income tax expense of $5.5 million during the prior year. The effective income tax rate was a benefit of 26.9% and an expense of 22.8%, respectively. We revised our annual forecast of pretax book income for fiscal 2020 due to the forecasted financial impact of the COVID-19 pandemic, which revised our annual effective income tax rate. Our effective tax rate for both years is affected by the estimate of pre-tax accounting income (loss) for the year, state taxes, permanent differences, and tax credits, including the FICA tip credit.

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, (f) impairment of assets, and (g) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 26.9% and 22.8% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2020 and 2019, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2020 and 2019 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(5,474)	$5,638	$(3,292)	$18,717
Income tax expense (benefit)	(1,437)	1,806	(1,262)	5,547
Interest expense, net	2,379	2,451	7,140	7,491
Settlement of lawsuits	50	-	74	144
Impairment of assets	982	-	9,192	-
Gain on sale of businesses and assets	(608)	(265)	(645)	(2,487)
Unrealized loss (gain) on equity securities	(31)	38	103	408
Loss (gain) on insurance	-	93	(33)	93
Depreciation and amortization	2,235	2,465	6,696	6,718
Adjusted EBITDA	$(1,904)	$12,226	$17,973	$36,631

Reconciliation of GAAP net income (loss) to non-GAAP net income (loss)
Net income (loss) attributable to RCIHH common stockholders	$(5,474)	$5,638	$(3,292)	$18,717
Amortization of intangibles	149	165	462	474
Settlement of lawsuits	50	-	74	144
Impairment of assets	982	-	9,192	-
Gain on sale of businesses and assets	(608)	(265)	(645)	(2,487)
Unrealized loss (gain) on equity securities	(31)	38	103	408
Loss (gain) on insurance	-	93	(33)	93
Net income tax effect	(1,840)	(6)	(2,499)	327
Non-GAAP net income (loss)	$(6,772)	$5,663	$3,362	$17,676

Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings (loss) per share
Diluted shares	9,125	9,620	9,224	9,671
GAAP diluted earnings (loss) per share	$(0.60)	$0.59	$(0.36)	$1.94
Amortization of intangibles	0.02	0.02	0.05	0.05
Settlement of lawsuits	0.01	-	0.01	0.01
Impairment of assets	0.11	-	1.00	-
Gain on sale of businesses and assets	(0.07)	(0.03)	(0.07)	(0.26)
Unrealized loss (gain) on equity securities	(0.00)	0.00	0.01	0.04
Loss (gain) on insurance	-	0.01	(0.00)	0.01
Net income tax effect	(0.20)	(0.00)	(0.27)	0.03
Non-GAAP diluted earnings (loss) per share	$(0.74)	$0.59	$0.36	$1.83

Reconciliation of GAAP operating income (loss) to non-GAAP operating income (loss)
Income (loss) from operations	$(4,657)	$9,974	$2,554	$32,272
Amortization of intangibles	149	165	462	474
Settlement of lawsuits	50	-	74	144
Impairment of assets	982	-	9,192	-
Loss (gain) on insurance	-	93	(33)	93
Gain on sale of businesses and assets	(608)	(265)	(645)	(2,487)
Non-GAAP operating income (loss)	$(4,084)	$9,967	$11,604	$30,496

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	(31.6)%	21.2%	2.5%	23.8%
Amortization of intangibles	1.0%	0.4%	0.4%	0.3%
Settlement of lawsuits	0.3%	-	0.1%	0.1%
Impairment of assets	6.7%	-	8.9%	-
Loss (gain) on insurance	-	0.2%	(0.0)%	0.1%
Gain on sale of businesses and assets	(4.1)%	(0.6)%	(0.6)%	(1.8)%
Non-GAAP operating margin	(27.7)%	21.2%	11.2%	22.4%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At June 30, 2020, our cash and cash equivalents were approximately $14.8 million compared to $14.1 million at September 30, 2019. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2020, we had negative working capital of $6.7 million compared to a negative working capital of $2.3 million as of September 30, 2019, excluding net assets held for sale of $2.0 million and $2.9 million as of June 30, 2020 and September 30, 2019, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we get open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. Based upon the small sampling of early openings in Texas, revenues seem favorable. We are hopeful that we can become profitable within a relatively short period of time after a majority of our locations have reopened, assuming these results can be sustained and the other locations, once opened, follow these early results. But if the business interruptions and occupancy limitations caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

We now currently forecast our cash flows to fall significantly lower than the levels that we initially targeted. To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Pay cut for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

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

As of the release of this report, we do not know the extent and duration of the impact of COVID-19 on our businesses due to the uncertainty about the spread of the virus. Lower sales, as caused by social distancing guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate our cash flow situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened several of our locations depending on changing government mandates. As of the release of this report, we have reopened many of our club and Bombshells locations with limited occupancy but some of our bigger clubs are still closed.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but with the significant global impact of the COVID-19 pandemic, there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs and restaurants/sports bars.

Though our cash flows are not as we expected at the beginning of the year, the near-term outlook for our business remains strong, and we expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Operating activities	$12,147	$28,414
Investing activities	(1,024)	(25,608)
Financing activities	(10,425)	(9,576)
Net increase (decrease) in cash and cash equivalents	$698	$(6,770)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Net income (loss)	$(3,427)	$18,826
Depreciation and amortization	6,696	6,718
Deferred income tax expense (benefit)	(1,517)	1,237
Impairment of assets	9,192	-
Net change in operating assets and liabilities	(51)	3,324
Other	1,254	(1,691)
Net cash provided by operating activities	$12,147	$28,414

Net cash provided by operating activities decreased from year to year due primarily to the impact of the COVID-19 pandemic and higher income taxes paid partially offset by lower interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2020	2019
Payments for property and equipment and intangible assets	$(5,565)	$(16,901)
Acquisition of businesses, net of cash acquired	-	(13,500)
Proceeds from sale of businesses and assets	2,041	5,106
Proceeds from insurance	945	-
Proceeds from notes receivable	1,555	107
Issuance of note receivable	-	(420)
Net cash used in investing activities	$(1,024)	$(25,608)

Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended June30,
	2020	2019
New facilities, equipment and software	$3,454	$14,829
Maintenance capital expenditures	2,111	2,072
Total capital expenditures	$5,565	$16,901

The capital expenditures during the nine months ended June 30, 2020 were composed primarily of construction and development costs for two new Bombshells locations and the rehabilitation of a club that was damaged by fire, while the capital expenditures during the nine months ended June 30, 2019 were composed primarily of construction and development costs for four new Bombshells locations. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Prior year acquisitions of $13.5 million relate to $7.5 million cash paid on the Pittsburgh club acquisition and the $6.0 million cash paid on the Chicago club acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Proceeds from debt obligations	$6,503	$12,330
Payments on debt obligations	(7,489)	(18,634)
Purchase of treasury stock	(8,488)	(2,364)
Payment of dividends	(920)	(867)
Payment of loan origination costs	-	(20)
Distribution to noncontrolling interests	(31)	(21)
Net cash used in financing activities	$(10,425)	$(9,576)

Included in the $6.5 million proceeds from debt obligations for the nine months ended June 30, 2020 are $5.4 million in PPP loans as provided by the CARES Act.

We purchased 465,390 shares of our common stock at an average price of $18.24 during the nine months ended June 30, 2020, while we purchased 102,113 shares of our common stock at an average price of $23.15 during the same period last year. We paid quarterly dividends of $0.03 per share during each of the current- and prior-year quarters, except in the second quarter of 2020 where we paid $0.04 per share.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. Net cash provided by operating activities was $166,000 and $12.1 million during the three and nine months ended June 30, 2020, respectively, and $7.4 million and $28.4 million during the three and nine months ended June 30, 2019, respectively. Maintenance capital expenditures were $0 and $2.1 million during the three and nine months ended June 30, 2020, respectively, and $955,000 and $2.1 million during the three and nine months ended June 30, 2019, respectively. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Nine Months
	Ended June 30,
	2020	2019
Net cash provided by operating activities	$12,147	$28,414
Less: Maintenance capital expenditures	2,111	2,072
Free cash flow	$10,036	$26,342

Our free cash flow for the current year decreased by 61.9% compared to the comparable prior-year period primarily due to the impact of the COVID-19 pandemic and capital expenditures on remodeling of an older Bombshells unit and on upgrades in our Miami clubs in preparation for the pro football championship.

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

The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

		Increase		Increase
	2020	(Decrease)	2019	(Decrease)	2018

Sales of alcoholic beverages	$45,285	(19.7)%	$56,366	6.7%	$52,835
Sales of food and merchandise	17,378	(9.4)%	19,175	13.4%	16,906
Service revenues	34,448	(33.3)%	51,609	6.8%	48,338
Other	6,430	(26.3)%	8,726	24.8%	6,993
Total revenues	103,541	(23.8)%	135,876	8.6%	125,072
Net cash provided by operating activities	$12,147	(57.2)%	$28,414	26.8%	$22,411
Adjusted EBITDA*	$17,973	(50.9)%	$36,631	3.4%	$35,432
Free cash flow*	$10,036	(61.9)%	$26,342	28.1%	$20,564
Long-term debt (end of period)	$142,736	(4.7)%	$146,579	11.7%	$131,255

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 465,390 shares of our common stock at an average price of $18.24 during the nine months ended June 30, 2020, while we purchased 102,113 shares of our common stock at an average price of $23.15 during the same period last year. In February 2020, the Company’s Board of Directors authorized an additional $10.0 million to repurchase the Company’s common stock. As of June 30, 2020, we have $11.8 million remaining to purchase additional shares under our share repurchase program.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of June 30, 2020 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We opened two new Bombshells units during the current year, one during the first quarter ended December 31, 2019, and another during the second quarter ended March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2020. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has had an adverse effect that is material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our customers’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, we temporarily closed all of our clubs and restaurants on March 18, 2020. We furloughed club and restaurant employees, except for a limited number of unit managers, and implemented cost savings measures throughout our operations. We have since reopened many of our club and Bombshells locations with limited occupancy but some of our bigger clubs are still closed. The COVID-19 pandemic’s impact on the economy in general could also adversely affect our customers’ financial condition, resulting in reduced spending at our clubs and restaurants. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our customer traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur.

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

We cannot predict how soon we will be able to reopen all our clubs and restaurants, as our ability to reopen our locations will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our clubs and restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our locations and the uncertain customer demand environment, in addition to the actions described above, we have taken action to reduce our cash expenditures, which may impact our future growth, refer to Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information.

If we are unable to maintain compliance with certain of our debt covenants, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of June 30, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly, and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impact of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. A failure to comply with the financial covenants under our credit facility would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, our Board of Directors authorized us to repurchase up to $5.0 million worth of our common stock in the open market or in privately negotiated transactions. As of April 2013, we completed the repurchase of all $5.0 million in stock authorized under this plan. In April 2013, our Board of Directors authorized us to repurchase up to an additional $3.0 million worth of our common stock, and in May 2014, our Board of Directors increased the repurchase authorization by another $7.0 million. In May 2016, the Board of Directors increased the repurchase authorization by an additional $5.0 million. In January 2019, the Board of Directors increased the repurchase authorization by an additional $10.0 million. During the quarter ended December 31, 2019, we purchased 332,671 shares of our common stock in the open market at prices ranging from $18.30 to $20.80 per share. During the quarter ended March 31, 2020, we purchased 132,719 shares of our common stock in the open market at prices ranging from $8.31 to $22.65 per share. In February 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million. We did not purchase any shares of our common stock during the quarter ended June 30, 2020. As of August 7, 2020, we have $11.8 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 10, 2020	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 10, 2020	By:	/s/ Phillip K. Marshall
Phillip K. Marshall
Chief Financial Officer and Principal Accounting Officer

