Form 10-K
period 2020-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2020-12-14
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $83,621,092.

As of December 8, 2020, there were approximately 8,999,910 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 – “Business,” Item 1A – “Risk Factors,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and, in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where it operates, (iii) the success or lack thereof in launching and building the company’s businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) the impact of the COVID-19 pandemic, and (vii) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

2

PART I

Item 1. Business.

INTRODUCTION

RCI Hospitality Holdings, Inc. is a holding company. Through our subsidiaries, we engaged in a number of activities in the hospitality and related businesses. As of September 30, 2020, our subsidiaries operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.

Our fiscal year ends on September 30. References to years 2020, 2019, and 2018 are for fiscal years ended September 30, 2020, 2019, and 2018, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

COVID-19 PANDEMIC

In March 2020, President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. Since March 2020, we have temporarily closed and reopened several of our clubs and restaurants.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we are allowed to open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

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

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Notes 3, 10 and 11 to our consolidated financial statements. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. As of the filing of this report, we have received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining two PPP loans in whole or in part.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Lower sales, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened several of our locations depending on changing government mandates. As of the release of this report, we have reopened many of our club and Bombshells locations with certain operating hour restrictions and with limited occupancy.

OUR BUSINESS

We operate several businesses, which we aggregate for financial reporting purposes into two reportable segments – Nightclubs and Bombshells. Businesses not included as Nightclubs or Bombshells are combined as “Other.”

Nightclubs Segment

We operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, and Kappa Men’s Club. We also operate one dance club under the brand name Studio 80.

We generate revenue from our nightclubs through the sale of alcoholic beverages, food and merchandise items; service in the form of cover charge, dance fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.

During fiscal 2020, our Nightclub segment sales mix was 46% service revenue; 36% alcoholic beverages; and 18% food, merchandise and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 89%. During the COVID-19 pandemic, our Nightclubs segment revenue declined by 41% and income from operations declined by 74% from the prior year. Same-stores sales for Nightclubs in 2020 was -9.0% with the impact of the pandemic excluded from comparable sales. With the impact of the pandemic included in comparable sales (see Adjusted Same-Store Sales on page 23), same-store sales would be -41.7%.

Our Nightclubs segment continues to be heavily affected by the COVID-19 pandemic as most states have reissued directives for lockdowns and stricter safety restrictions in the fall of 2020 due to the resurgence of cases.

On November 5, 2019, the Company announced that its subsidiaries had signed definitive agreements to acquire the assets and related real estate of a well-established, top gentlemen’s club located in the Northeast Corridor for $15.0 million. The agreements terminated prior to closing. We provided the sellers notice of the termination in April 2020.

A list of our nightclub locations is in Item 2— “Properties.”

Bombshells Segment

Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also open to franchising under our subsidiary, BMB Franchising Services, Inc., which has been approved to sell franchises in all 50 states. As of September 30, 2020, we operated ten Bombshells locations, all in Texas with one in Dallas, one in Austin, and eight in the Greater Houston area.

During fiscal 2020, Bombshells sales mix was 63% alcoholic beverages and 37% food, merchandise and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 77%. We grew Bombshells segment revenue by 40% and income from operations by 300% from prior year despite the COVID-19 pandemic. This was a result of being able to open the Bombshells locations as restaurants while bars were closed and the contribution of two new locations that opened in fiscal 2020. Same-stores sales for Bombshells in 2020 was +18.3% with the impact of the pandemic excluded from comparable sales. With the impact of the pandemic included in comparable sales (see Adjusted Same-Store Sales on page 23), same-store sales would be +6.5%.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within six years, eight more opened in the Austin and Houston, Texas areas, including two that were opened in fiscal 2019. In September 2016, we closed one Bombshells location in Webster, Texas. We opened one Bombshells on Interstate 10 (BMB I-10), east of Houston in December 2018, and another one on State Highway 249 (BMB 249), northwest of Houston in March 2019. In the current fiscal 2020, we opened one Bombshells in Katy, Texas (BMB Katy) in October 2019, and another on Southwest Freeway (BMB 59) in Houston, Texas in January 2020. Of the ten active Bombshells as of September 30, 2020, eight are freestanding pad sites and two are inline locations.

For a list of our Bombshells locations, refer to Item 2—“Properties.”

Other Segment

We group together all businesses not belonging to either Nightclubs and Bombshells as Other reportable segment. This is made up of several wholly-owned subsidiaries composed primarily of our Media Group and Drink Robust. Our Media Group is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 2,200-plus adult nightclubs in North America, which collectively have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow; and offers the exclusive ED VIP Club Card, honored at more than 850 adult nightclubs. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and StorErotica magazines, and maintains a number of B-to-B and consumer websites for both industries. Drink Robust is licensed to sell Robust Energy Drink in the United States.

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

Capital Allocation Strategy

Our capital allocation strategy provides us with disciplined guidelines on how we should use our free cash flows; provided however, that we may deviate from this strategy if other strategic rationale warrants. We calculate free cash flow as net cash flows from operating activities minus maintenance capital expenditures. Using the after-tax yield of buying our own stock as baseline, management believes that we are able to make better investment decisions.

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

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” and “TOYS FOR TATAS” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “In The Biz,” and “Bombshells Officer’s Club.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our people are employed by the parent company or by any of its subsidiaries. Executive officers are employed by the parent company; shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Management Services, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2020, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	17	1,735	20	1,772
Salaried	228	21	53	302
	245	1,756	73	2,074

Additionally, as of September 30, 2020, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.

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

A summary of our risk factors is as follows:

Risks related to general macroeconomic and safety conditions

o	The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

o	If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.

o	We have recorded impairment charges in past periods and may record additional impairment charges in future periods.

Risks related to regulations and/or regulatory agencies

o	Our business operations are subject to regulatory uncertainties which may affect our ability to continue operations of existing nightclubs, acquire additional nightclubs, or be profitable.

o	The adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. If federal or state law mandates that they be classified as employees, our business could be adversely impacted.

o	Our revenues could be significantly affected by limitations relating to permits to sell alcoholic beverages.

o	Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs and divert management’s attention from our business.

Risks related to our business

o	We may deviate from our present capital allocation strategy.

o	We may need additional financing, or our business expansion plans may be significantly limited.

o	There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional clubs.

o	The adult entertainment industry is extremely volatile.

o	Private advocacy group actions targeted at the kind of adult entertainment we offer could result in limitations and our inability to operate in certain locations and negatively impact our business.

o	We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

o	Security breaches of confidential customer information or personal employee information may adversely affect our business.

o	Our acquisitions may result in disruptions in our business and diversion of management’s attention.

o	The impact of new club or restaurant openings could result in fluctuations in our financial performance.

o	We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

o	We have identified a material weakness in our internal control over financial reporting.

o	We may have uninsured risks in excess of our insurance coverage.

o	Our previous liability insurer may be unable to provide coverage to us and our subsidiaries.

o	The protection provided by our service marks is limited.

o	We are dependent on key personnel.

o	A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

o	Other risk factors may adversely affect our financial performance.

Risk related to our common stock

o	We must continue to meet NASDAQ Global Market Continued Listing Requirements, or we risk delisting.

o	We may be subject to allegations, defamations, or other detrimental conduct by third parties, which could harm our reputation and cause us to lose customers and/or contribute to a deflation of our stock price.

o	Our quarterly operating results may fluctuate and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

o	Anti-takeover effects of the issuance of our preferred stock could adversely affect our common stock.

o	Future sales or the perception of future sales of a substantial amount of our common stock may depress our stock price.

o	Our stock price has been volatile and may fluctuate in the future.

o	Cumulative voting is not available to our stockholders.

o	Our directors and officers have limited liability and have rights to indemnification.

Details of our risk factors are as follows:

Risks related to general macroeconomic and safety conditions

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The COVID-19 pandemic has had an adverse effect that is material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our customers’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, we temporarily closed all of our clubs and restaurants on March 18, 2020. We furloughed club and restaurant employees, except for a limited number of unit managers, and implemented cost savings measures throughout our operations. We have since reopened many of our club and Bombshells locations with certain operating hour restrictions and with limited occupancy. The COVID-19 pandemic’s impact on the economy in general could also adversely affect our customers’ financial condition, resulting in reduced spending at our clubs and restaurants. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our customer traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur.

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

We cannot predict how soon we will be able to reopen all our clubs and restaurants, as our ability to reopen our locations will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our clubs and restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our locations and the uncertain customer demand environment, in addition to the actions described above, we have taken action to reduce our cash expenditures, which may impact our future growth, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information.

If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2020, we were in compliance with all covenants or have obtained waivers. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly, and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impact of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.

We have recorded impairment charges in past periods and may record additional impairment charges in future periods.

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $10.6 million in 2020 (representing $7.9 million goodwill impairment on seven club reporting units, $2.3 million of license impairment on two clubs, $302,000 property and equipment impairment on one club and one Bombshells, and $104,000 of operating lease right-of-use asset impairment on one club); $6.0 million in 2019 (representing $4.2 million property and equipment impairment on two clubs, $1.6 million goodwill impairment on four clubs, and $178,000 of license impairment on one club); and $5.6 million in 2018 (representing a $1.6 million of property and equipment impairment on one club and one Bombshells, $834,000 goodwill impairment on two clubs, and $3.1 million of license impairment on three clubs). A huge portion, if not all, of the impairments in 2020 relates to the current and projected decline in EBITDA caused by the COVID-19 pandemic. If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.

Risks related to regulations and/or regulatory agencies

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

Risks related to our business

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2020 because of a material weakness. We are, however, addressing this issue and remediating our material weakness. Upon finalizing the remediation of this material weakness, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness over the income tax provision—see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address this material weakness and to enhance our internal control over financial reporting, if this material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2020, we have 2 remaining unresolved claims out of the original 71 claims.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” and “Vee Lounge” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICKS,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” and “TOYS FOR TATAS” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “In The Biz,” and “Bombshells Officer’s Club.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that the steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

We are dependent on key personnel.

Our future success is dependent, in a large part, on retaining the services of Eric Langan, our President and Chief Executive Officer, and Bradley Chhay, our Chief Financial Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. Mr. Chhay possesses thorough familiarity with our accounting system and how it affects our operations. Mr. Chhay is also vital in our due diligence efforts when acquiring clubs. We maintain key-man life insurance with respect to Mr. Langan but not for Mr. Chhay. Mr. Langan’s employment agreement recently expired. Although we are presently in the process of negotiating a new employment agreement with Mr. Langan, there can be no assurance that Mr. Langan will continue to be employed by us. We have not entered into a formal employment agreement with Mr. Chhay since his appointment as CFO in September 2020.

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

Risk related to our common stock

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2020, we own 46 real estate properties. On 37 of these properties, we operate clubs or restaurants. We lease multiple other properties to third-party tenants. Three of our owned properties are in locations where we previously operated clubs, but now lease the buildings to third parties. Six are non-income-producing properties for corporate use, including our corporate office, or may be offered for sale in the future. Eleven of our clubs and restaurants are in leased locations.

Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.

Below is a list of locations we operated as of September 30, 2020:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston	2006	(1)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(1)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring TX	2014	(1)
Bombshells, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017	(1)
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020

(1)	Leased location.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2020, certain of our owned properties were collateral for mortgage debt amounting to approximately $86.7 million. See related information in Notes 7, 10 and 22 to our consolidated financial statements.

Item 3. Legal Proceedings.

See the “Legal Matters” section within Note 12 to our consolidated financial statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Market under the symbol “RICK.”

Holders

On December 8, 2020, the closing stock price for our common stock as reported by NASDAQ was $28.01, and there were approximately 150 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 5,500 stockholders having beneficial ownership in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.

Dividend Policy

Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared regular quarterly cash dividends of $0.03 per share, except for the fourth quarter of fiscal 2019 and the second and fourth quarters of fiscal 2020 when we paid $0.04 per share. During fiscal 2020, 2019, and 2018, we paid cash dividends totaling $1.3 million, $1.3 million, and $1.2 million, respectively.

Purchases of Equity Securities by the Issuer

Following is a summary of our purchases during the quarter ended September 30, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1-31, 2020	-		-	$11,751,514
August 1-31, 2020	-		-	$11,751,514
September 1-30, 2020	50,712	$19.64	50,712	$10,755,434
Total	50,712	$19.64	50,712

(1)	Prices include any commissions and transaction costs.

(2)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors.

Subsequent to September 30, 2020 through the filing date of this report, we purchased 74,659 shares of the Company’s common stock for a total of $1.8 million.

Equity Compensation Plan Information

The Company’s 2010 Stock Option Plan expired on September 30, 2020.

Stock Performance Graph

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 200 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2015 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Item 6. Selected Financial Data.

The following tables set forth certain of the Company’s historical financial data. The selected historical consolidated financial position data as of September 30, 2020 and 2019 and results of operations data for the years ended September 30, 2020, 2019 (as revised), 2018 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of September 30, 2018, 2017, and 2016 and for the years ended September 30, 2017 and 2016 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein to enhance understanding of these data (in thousands, except per share data and percentages).

Financial Statement Data:

	Years Ended September 30,
	2020	2019(2)	2018	2017	2016
Revenue	$132,327	$181,059	$165,748	$144,896	$134,860
Income from operations	$2,746	$34,701	$27,562	$23,139	$20,693
Operating margin	2.1%	19.2%	16.6%	16.0%	15.3%
Net income (loss) attributable to RCIHH	$(6,085)	$20,294	$20,879	$8,259	$11,218
Diluted earnings (loss) per share	$(0.66)	$2.10	$2.15	$0.85	$1.11
Capital expenditures	$5,736	$20,708	$25,263	$11,249	$28,148
Dividends declared per share	$0.14	$0.13	$0.12	$0.12	$0.09

	September 30,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$15,605	$14,097	$17,726	$9,922	$11,327
Total current assets	$31,433	$35,890	$36,802	$26,242	$29,387
Total assets	$360,933	$354,756	$329,732	$299,884	$276,061
Total current liabilities (excluding current portion of long-term debt and operating lease liabilities)	$19,372	$18,454	$14,798	$13,671	$17,087
Long-term debt (including current portion)	$141,435	$143,528	$140,627	$124,352	$105,886
Total liabilities	$208,626	$185,336	$176,400	$164,659	$146,722
Total RCIHH stockholders’ equity	$152,721	$169,576	$153,435	$132,745	$126,755
Common shares outstanding	9,075	9,591	9,719	9,719	9,808

Non-GAAP Measures(1) and Other Data:

	Years Ended September 30,
	2020	2019	2018	2017	2016
Adjusted EBITDA	$22,357	$46,242	$44,387	$37,348	$34,531
Non-GAAP operating income	$13,903	$37,945	$37,000	$30,668	$27,566
Non-GAAP operating margin	10.5%	21.0%	22.3%	21.2%	20.4%
Non-GAAP net income	$4,709	$23,570	$21,160	$13,953	$13,302
Non-GAAP diluted earnings per share	$0.51	$2.44	$2.18	$1.43	$1.32
Free cash flow	$13,481	$33,316	$23,242	$19,281	$20,513
Same-store sales	-4.4%	-0.3%	+4.6%	+4.9%	-1.3%

(1)	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

(2)

We revised the consolidated balance sheet as of September 30, 2019 and the consolidated statements of operations and cash flows for the year ended September 30, 2019 due to an error in our income tax provision. See Note 4 to our consolidated financial statements.

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

Pre-COVID-19 Financial Performance

During our first quarter ended December 31, 2019, total revenues were $4.4 million higher, or 9.9%, than the same quarter in the prior year. Consolidated same-store sales were up by 0.7%. During the first two months of the second quarter (January and February 2020), our consolidated same-store sales were up by 12.4%, giving us a cumulative five-month same-store sales increase of 5.3%. With the outbreak of the coronavirus and COVID-19 national emergency guidelines put in place, we experienced a significant downturn in sales brought about by the temporary closure of all of our clubs and restaurants as of March 18, 2020.

Impact of COVID-19 Pandemic

Because of stay-at-home orders and social distancing guidelines put into place, our total revenues for the full fiscal year ended September 30, 2020 declined by 26.9% versus last year. Though we earned no revenues from our core businesses during the period of closures, we continued to incur expenses. To alleviate our cash flow situation, we instituted the following measures:

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

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Lower sales, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Abilene, Lubbock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens and Pembroke Park, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; and Washington Park, Kappa and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells	Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring, Pearland and Katy, Texas under the brand name Bombshells Restaurant & Bar.

Other	Our wholly-owned subsidiaries own a media division (“Media Group”), including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites. Included here is Drink Robust, which is licensed to sell Robust Energy Drink in the United States.

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

Same-Store Sales. We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.

Adjusted Same-Store Sales. Due to the disruption created by the COVID-19 pandemic and in an effort to minimize the complexity in the calculation of same-store sales caused by closing and opening again our locations, we are presenting two alternative same-store sales results calculated with and without the impact of closures caused by state and local government mandates. In the alternative calculation, a comparable location will remain in the same-store sales base regardless of closing and reopening due to COVID-19 restrictions.

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

Long-Lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the second quarter of 2020, we impaired two clubs to a total of $302,000, and during the third quarter of 2020, we impaired one club for its operating lease right-of-use asset for $104,000. During the fourth quarter of 2019, we impaired two clubs for a total of $4.2 million. During the fourth quarter of 2018, we impaired one club and one Bombshells by a total of $1.6 million.

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

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million. For the year ended September 30, 2018, we identified two reporting units that were impaired and recognized a goodwill impairment loss totaling $834,000.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $2.3 million in 2020 related to two clubs, $178,000 in 2019 related to one club, and $3.1 million in 2018 related to three clubs.

Investment

Available-for-sale investments are carried at fair value with the unrealized gain or loss recorded in other comprehensive income until our adoption of Accounting Standards Update No. 2016-01 on October 1, 2018, at which the change in fair value is recorded in current earnings.

Income Taxes

We estimate certain components of our provision for income taxes including the recoverability of deferred tax assets that arise from temporary differences between the tax and book carrying amounts of existing assets and liabilities and their respective tax bases. These estimates include depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on employee tip income, effective rates for state and local income taxes, and the deductibility of certain other items, among others. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. When necessary, we record a valuation allowance to reduce deferred tax assets to a balance that is more likely than not to be realized.

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Our federal corporate income tax rate for fiscal 2018 was 24.5% and represents a blended income tax rate for that fiscal year. For fiscal 2020 and 2019, our federal corporate income tax rate was 21%.

Legal and Other Contingencies

As mentioned in Item 3 – “Legal Proceedings” and in a more detailed discussion in Note 12 to our consolidated financial statements, we are involved in various suits and claims in the normal course of business. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected. In matters where there is insurance coverage, in the event we incur any liability, we believe it is unlikely we would incur losses in connection with these claims in excess of our insurance coverage.

OPERATIONS REVIEW

Highlights of operations from fiscal 2020 compared to fiscal 2019 (with fiscal 2018 comparative data) are as follows:

●	Consolidated revenues of $132.3 million compared to $181.1 million, a 26.9% decrease

Nightclubs revenue of $88.4 million compared to $148.6 million in 2019, a 40.5% decrease

Bombshells revenue of $43.2 million compared to $30.8 million in 2019, a 40.2% increase

Fiscal 2018 total revenues of $165.7 million (Nightclubs revenue of $140.1 million and Bombshells revenue of $24.1 million)

●	Consolidated same-store sales, as defined on page 23, decrease of 4.4% (9.0% decrease for Nightclubs and 18.3% increase for Bombshells); adjusted to keep the impact of the COVID-19 pandemic in same-store sales, adjusted consolidated same-store sales, as defined on page 23, decreased by 34.7% (41.7% decrease for Nightclubs and 6.5% increase for Bombshells)

Consolidated, Nightclubs and Bombshells same-store sales in 2019 (compared to 2018) of -0.3%, +0.6% and -6.1%, respectively

Consolidated, Nightclubs and Bombshells same-store sales in 2018 (compared to 2017) of +4.6%, +5.8% and -3.3%, respectively

●	Diluted earnings (loss) per share of $(0.66) compared to $2.10, a 131% decrease (non-GAAP diluted EPS* of $0.51 compared to $2.44, a 79% decrease) (diluted EPS of $2.15 and non-GAAP diluted EPS of $2.18 in fiscal 2018)

●	Free cash flow* of $13.5 million compared to $33.3 million, a 59.5% decrease ($23.2 million in fiscal 2018)

*	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the past three fiscal years (see Note 4 to our consolidated financial statements regarding revision of prior year immaterial misstatement in fiscal 2019):

	2020	2019	2018
Revenues
Sales of alcoholic beverages	44.6%	41.5%	41.7%
Sales of food and merchandise	18.5%	14.3%	13.5%
Service revenues	31.1%	37.6%	38.7%
Other	5.8%	6.6%	6.1%
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold
Alcoholic beverages	18.8%	20.4%	20.7%
Food and merchandise	33.0%	35.1%	36.3%
Service and other	0.5%	0.7%	0.6%
Total cost of goods sold (exclusive of items shown separately below)	14.7%	13.8%	13.8%
Salaries and wages	29.5%	27.5%	26.9%
Selling, general and administrative	39.1%	33.1%	32.5%
Depreciation and amortization	6.7%	5.0%	4.7%
Other charges, net	8.0%	1.4%	5.5%
Total operating expenses	97.9%	80.8%	83.4%
Income from operations	2.1%	19.2%	16.6%
Other income (expenses)
Interest expense	(7.4)%	(5.6)%	(6.0)%
Interest income	0.2%	0.2%	0.1%
Unrealized loss on equity securities	(0.0)%	(0.3)%	-
Income (loss) before income taxes	(5.1)%	13.4%	10.8%
Income tax expense (benefit)	(0.4)%	2.1%	(1.9)%
Net income (loss)	(4.8)%	11.3%	12.6%

†	Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Increase (Decrease)
	2020 vs. 2019		2019 vs. 2018
	Amount	%	Amount	%

Sales of alcoholic beverages	$(16,060)	(21.4)%	$6,020	8.7%
Sales of food and merchandise	(1,370)	(5.3)%	3,397	15.1%
Service revenues	(26,893)	(39.5)%	3,951	6.2%
Other	(4,409)	(36.6)%	1,943	19.3%
Total revenues	(48,732)	(26.9)%	15,311	9.2%

Cost of goods sold
Alcoholic beverages	(4,206)	(27.5)%	976	6.8%
Food and merchandise	(985)	(10.9)%	923	11.3%
Service and other	(311)	(53.8)%	129	28.7%
Total cost of goods sold (exclusive of items shown separately below)	(5,502)	(22.1)%	2,028	8.9%
Salaries and wages	(10,763)	(21.6)%	5,286	11.9%
Selling, general and administrative	(8,204)	(13.7)%	6,072	11.3%
Depreciation and amortization	(236)	(2.6)%	1,350	17.5%
Other charges, net	7,928	302.6%	(6,564)	(71.5)%
Total operating expenses	(16,777)	(11.5)%	8,172	5.9%
Income from operations	(31,955)	(92.1)%	7,139	25.9%
Other income/expenses
Interest expense	(398)	(3.9)%	255	2.6%
Interest income	15	4.9%	75	32.1%
Unrealized loss on equity securities	(548)	(89.5)%	612	100.0%
Income/loss before income taxes	(30,994)	(128.1)%	6,347	35.6%
Income tax expense/benefit	(4,237)	(113.2)%	6,862	220.1%
Net income/loss	$(26,757)	(130.9)%	$(515)	(2.5)%

Revenues

Consolidated revenues decreased by $48.7 million, or 26.9%, from 2019 to 2020, and increased by $15.3 million, or 9.2%, from 2018 to 2019. The decrease from 2019 to 2020 was mainly caused by significantly lower traffic due to the COVID-19 restrictions. Excluding COVID-19 impact, consolidated same-store sales decrease was 4.4%. Including the impact of COVID-19 on comparable units, same-store sales would be a decrease of 34.7%. The increase from 2018 to 2019 was mainly due to a 10.9% increase from newly acquired or constructed units and a 0.3% increase in other revenues, partially offset by a 1.7% decrease from closed units and the impact of the 0.3% decline in same-store sales.

By reportable segment, revenues were as follows (in thousands):

	2020	2019	2018

Nightclubs	$88,373	$148,606	$140,060
Bombshells	43,215	30,828	24,094
Other	739	1,625	1,594
	$132,327	$181,059	$165,748

Nightclubs segment revenues. Nightclubs revenues decreased by 40.5% from 2019 to 2020 and increased by 6.1% from 2018 to 2019. A breakdown of the changes compared to total change in Nightclubs revenues is as follows:

	2020 vs. 2019	2019 vs. 2018
Impact of 9.0% decrease and 0.6% increase in same-store sales, respectively, to total revenues (excluding COVID-19 impact)	(4.9)%	0.5%
Newly acquired and reconcepted units	0.9%	7.4%
Closed units (including COVID-19 impact)	(36.3)%	(2.1)%
Other	(0.2)%	0.4%
	(40.5)%	6.1%

Including the impact of COVID-19 on comparable Nightclubs locations (see Adjusted Same-Store Sales on page 23), the breakdown would have been:

	2020 vs. 2019	2019 vs. 2018
Impact of 41.7% decrease and 0.6% increase in same-store sales, respectively, to total revenues (including COVID-19 impact)	(40.3)%	0.5%
Newly acquired and reconcepted units	0.9%	7.4%
Closed units (excluding COVID-19 impact)	(0.9)%	(2.1)%
Other	(0.2)%	0.4%
	(40.5)%	6.1%

By type of revenue line item, changes in Nightclubs segment revenue dollars are broken down as:

	2020 vs. 2019	2019 vs. 2018
Sales of alcoholic beverages	(44.2)%	4.5%
Sales of food and merchandise	(34.4)%	2.5%
Service revenues	(39.6)%	6.0%
Other	(34.0)%	22.6%

Nightclubs segment sales mix did not change much through the three fiscal years:

	2020	2019	2018
Sales of alcoholic beverages	36.2%	38.5%	39.1%
Sales of food and merchandise	9.7%	8.8%	9.1%
Service revenues	46.4%	45.7%	45.7%
Other	7.7%	7.0%	6.1%
	100.0%	100.0%	100.0%

Included in the 2018 new units is Kappa Men’s Club, which was acquired in May 2018. Included in the 2019 new units are Rick’s Cabaret Chicago and Rick’s Cabaret Pittsburgh, which were acquired in November 2018 (see Note 16 to our consolidated financial statements) and contributed $5.0 million and $4.6 million in revenues for 2019 since acquisition date. No new clubs were acquired or constructed in 2020.

Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.3 million in 2020, $1.7 million in 2019, and $1.2 million in 2018.

Bombshells segment revenues. Bombshells revenues increased by 40.2% from 2019 to 2020 and by 27.9% from 2018 to 2019. A breakdown of the changes compared to total changes in Bombshells revenues is as follows:

	2020 vs. 2019	2019 vs. 2018
Impact of 18.3% increase and 6.1% decrease in same-store sales, respectively, to total revenues (excluding COVID-19 impact)	9.7%	(5.1)%
New units	35.0%	32.4%
Closed units (including COVID-19 impact)	(4.5)%	0.6%
	40.2%	27.9%

Including the impact of COVID-19 on comparable Bombshells locations (see Adjusted Same-Store Sales on page 23), the breakdown would have been:

	2020 vs. 2019	2019 vs. 2018
Impact of 6.5% increase and 6.1% decrease in same-store sales, respectively, to total revenues (including COVID-19 impact)	5.1%	(5.1)%
New units	35.0%	32.4%
Closed units (excluding COVID-19 impact)	0.1%	0.6%
	40.2%	27.9%

By type of revenue line item, changes in Bombshells segment revenues are broken down as:

	2020 vs. 2019	2019 vs. 2018
Sales of alcoholic beverages	51.9%	24.7%
Sales of food and merchandise	24.4%	31.7%
Service and other revenues	0.0%	154.8%

Bombshells segment sales mix for the three fiscal years is as follows:

	2020	2019	2018
Sales of alcoholic beverages	62.8%	57.9%	59.4%
Sales of food and merchandise	36.8%	41.5%	40.3%
Service and other revenues	0.4%	0.6%	0.3%
	100.0%	100.0%	100.0%

Bombshells Pearland was opened in the third quarter of 2018. Bombshells I-10 was opened in the first quarter of 2019, while Bombshells 249 was opened in the second quarter of 2019. Bombshells Katy was opened in the first quarter of 2020, while Bombshells 59 was opened in the second quarter of 2020.

Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. After a brief period when a majority of our interest in Drink Robust was sold, we later reacquired Drink Robust in March 2018 (see Note 16 to our consolidated financial statements). Drink Robust sales were $150,000, $231,000, and $141,000 in fiscal 2020, 2019, and 2018, respectively, which excludes intercompany sales to Nightclubs and Bombshells units. Media business revenues were $589,000, $1.4 million, and $1.4 million in fiscal 2020, 2019, and 2018, respectively. Due to the COVID-19 pandemic, the 2020 ED EXPO that was supposed to be held in August 2020 was canceled. All unearned sponsorship and advertising revenues related to the event were either further deferred or refunded and no revenue was recognized.

Operating Expenses

Total operating expenses, as a percent of revenues, were 97.9%, 80.8%, and 83.4% for the fiscal year 2020, 2019, and 2018, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding and media. As a percentage of consolidated revenues, consolidated cost of goods sold was 14.7%, 13.8%, and 13.8% for fiscal 2020, 2019, and 2018, respectively. See above for breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 10.7%, 11.2%, and 11.8% for fiscal 2020, 2019, and 2018, respectively, which was primarily caused by sales mix shifting over to higher-margin service revenues. Bombshells cost of goods sold was 22.6%, 25.3%, and 24.7% for fiscal 2020, 2019, and 2018, respectively, which was mainly driven by the shift in sales mix to higher-margin alcoholic beverage sales in 2020 and from food cost inflation in 2019. A significant decrease in cost of goods sold dollars was caused by COVID-19-related closures and indoor dining occupancy restrictions.

Consolidated salaries and wages decreased by $10.8 million, or 21.6%, from 2019 to 2020 and increased by $5.3 million, or 11.9%, from 2018 to 2019. The dollar decrease from 2019 to 2020 was mainly from furloughed employees due to COVID-19. The dollar increase from 2018 to 2019 primarily came from newly opened units plus the impact of pre-opening salaries and wages on still under-construction Bombshells units. As a percentage of revenues, consolidated salaries and wages has been fairly stable at 27.5% and 26.9% for 2019 and 2018, respectively, but rose to 29.5% in 2020 due to fixed salaries paid on significantly lower sales.

By reportable segment, salaries and wages are broken down as follows (in thousands):

	2020	2019	2018
Nightclubs	$19,590	$32,267	$30,788
Bombshells	10,427	8,887	5,804
Other	491	617	789
General corporate	8,562	8,062	7,166
	$39,070	$49,833	$44,547

Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in general corporate.

The components of consolidated selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2020	2019	2018	2020	2019	2018
Taxes and permits	$8,071	$10,779	$9,545	6.1%	6.0%	5.8%
Advertising and marketing	5,367	8,392	7,536	4.1%	4.6%	4.5%
Supplies and services	4,711	5,911	5,344	3.6%	3.3%	3.2%
Insurance	5,777	5,429	5,473	4.4%	3.0%	3.3%
Rent	4,060	3,896	3,720	3.1%	2.2%	2.2%
Legal	4,725	5,180	3,586	3.6%	2.9%	2.2%
Utilities	2,945	3,165	2,969	2.2%	1.7%	1.8%
Charge card fees	2,382	3,803	3,244	1.8%	2.1%	2.0%
Security	2,582	2,973	2,617	2.0%	1.6%	1.6%
Accounting and professional fees	3,463	2,815	2,944	2.6%	1.6%	1.8%
Repairs and maintenance	2,289	2,980	2,184	1.7%	1.6%	1.3%
Other	5,320	4,573	4,662	4.0%	2.5%	2.8%
	$51,692	$59,896	$53,824	39.1%	33.1%	32.5%

By reportable segment, selling, general and administrative expenses are broken down as follows (in thousands):

	2020	2019	2018
Nightclubs	$30,105	$40,033	$38,200
Bombshells	11,735	10,441	7,454
Other	268	356	467
General corporate	9,584	9,066	7,703
	$51,692	$59,896	$53,824

The significant variances in selling, general and administrative expenses are as follows:

In light of decreased sales activity caused by the COVID-19 pandemic, most of our selling, general and administrative expenses for 2020 decreased, except for relatively fixed expenses such as insurance, rent, and accounting and professional fees. As a percentage of revenues, relatively fixed expenses increased in rate due to lower sales, while more discretionary/controllable expenses such as advertising and marketing were kept to a minimum. Discussions below relate mainly to significant fluctuations from 2018 to 2019.

Taxes and permits increased by $1.2 million, or 12.9%, from 2018 to 2019 primarily due to new units, higher taxes on those new units, and increases in patron taxes and property taxes as a result of increased sales revenues. As a percentage of revenues, taxes and permits were 6.0% and 5.8% for 2019 and 2018, respectively.

Advertising and marketing increased by $856,000, or 11.4%, from 2018 to 2019 mainly due to new units. As a percentage of revenues, advertising and marketing was relatively flat at 4.6% and 4.5% for 2019 and 2018, respectively.

Rent expense increased by $176,000, or 4.7%, from 2018 to 2019 mainly due to adjustments in deferred rent liability in fiscal year 2018. As a percentage of revenues, rent expense has been flat at 2.2% in 2019 and 2018.

Legal expenses increased in 2019 from 2018 by $1.6 million, or 44.5%, mainly due to SEC-related matters.

Charge card fees increased by $559,000, or 17.5%, from 2018 to 2019 mainly from higher revenues. As a percentage of revenues, charge card fees were 2.1% and 2.0% in 2019 and 2018, respectively.

Accounting and professional fees decreased by $129,000, or 4.4%, from 2018 to 2019 mainly due to consulting services during our ERP implementation in 2018.

Depreciation and amortization decreased by $236,000, or 2.6%, from 2019 to 2020 and increased by $1.4 million, or 17.5%, from 2018 to 2019. The increase from 2018 to 2019 came from newly acquired and constructed units, while the decrease from 2019 to 2020 was mainly due to properties sold or disposed during the current and prior year.

The components of other charges, net are in the table below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2020	2019	2018	2020	2019	2018
Impairment of assets	$10,615	$6,040	$5,570	8.0%	3.3%	3.4%
Settlement of lawsuits	174	225	1,669	0.1%	0.1%	1.0%
Loss (gain) on sale of businesses and assets	(661)	(2,877)	1,965	(0.5)%	(1.6)%	1.2%
Loss (gain) on insurance	420	(768)	(20)	0.3%	(0.4)%	(0.0)%
Total other charges, net	$10,548	$2,620	$9,184	8.0%	1.4%	5.5%

The significant variances in other charges, net are discussed below:

During the year ended September 30, 2020, we recorded aggregate impairment charges amounting to $10.6 million related to goodwill of seven clubs ($7.9 million), SOB licenses of two clubs ($2.3 million), and $406,000 of long-lived assets of one club and one Bombshells restaurant (including impairment on operating lease right-of-use assets of $104,000). During the year ended September 30, 2019, we recorded aggregate impairment charges amounting to $6.0 million related to goodwill of four clubs ($1.6 million), SOB license of one club ($178,000), and property and equipment of two clubs ($4.2 million). During the year ended September 30, 2018, we recorded a loss on the note owed to us the by former owner of Drink Robust in relation to our reacquisition of Drink Robust ($1.55 million in the second quarter), impairment related to SOB licenses of three clubs ($3.1 million in the fourth quarter), impairment related to goodwill of two clubs ($834,000 in the fourth quarter), and impairment related to long-lived assets of a club that closed and a still-operating Bombshells ($1.6 million in the fourth quarter). See Notes 16 and 18 to our consolidated financial statements for further discussion.

Income from Operations

Below is a table which reflects segment contribution to income from operations (in thousands):

	2020	2019	2018
Nightclubs	$13,118	$50,724	$43,624
Bombshells	9,245	2,307	2,040
Other	(684)	(309)	(252)
General corporate	(18,933)	(18,021)	(17,850)
	$2,746	$34,701	$27,562

Our operating margin (income from operations divided by revenues) was 2.1% in 2020, 19.2% in 2019, and 16.6% in 2018. Nightclubs operating margin was 14.8%, 34.1%, and 31.1% in 2020, 2019, and 2018, respectively, primarily due to the impact of the COVID-19 pandemic in 2020 and the closure of underperforming units, fixed expense leverage on increasing sales, and impairment of assets of $10.4 million, $5.9 million, and $4.4 million for 2020, 2019, and 2018, respectively. Bombshells operating margin was 21.4%, 7.5%, and 8.5% in 2020, 2019, and 2018, respectively, mainly due to two new units partially offset by COVID-19 impact in 2020, pre-opening expenses in 2019 (particularly in salaries and wages and selling, general and administrative expenses), and impairment of assets of $1.1 million in 2018.

Excluding the impact of settlement of lawsuits, impairment of assets, gain on insurance, gain on sale of businesses and assets, and amortization of intangibles, operating margin for the Nightclub segment would have been 26.8%, 35.9%, and 35.1% for 2020, 2019, and 2018, respectively. Excluding the impact of impairment of assets, loss on sale of assets, settlement of lawsuits, and amortization of intangibles, Bombshells segment operating margin would have been 22.0%, 7.6%, and 15.1% for 2020, 2019, and 2018, respectively. Refer to discussion of Non-GAAP Financial Measures on page 33.

Interest Expense

Interest expense decreased by $398,000 from 2019 to 2020 and increased by $255,000 from 2018 to 2019. The decrease in interest expense in 2020 was primarily due to the lower average debt balance. The increase in interest expense in 2019 was due to higher average debt balance partially offset by lower weighted average interest rate. During the first quarter of 2018, we significantly increased our debt balance with our $81 million refinancing, but that transaction also significantly reduced our weighted average interest rate. During 2019, our debt repayments were significantly higher than our borrowing, excluding borrowings from acquisitions, thereby reducing interest expense as a percentage of revenue. During 2020, with the onset of the COVID-19 pandemic, certain debt principal and interest payments have been deferred, but we continue to accrue interest on these debts.

We consider rent plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) increased in 2020 due to lower sales activity (i.e. base) caused by the pandemic as shown below.

	2020	2019	2018
Rent	3.1%	2.2%	2.2%
Interest	7.4%	5.6%	5.4%
Total occupancy cost	10.5%	7.8%	7.7%

Income Taxes

Income taxes were a benefit of $493,000 in 2020, an expense of $3.7 million in 2019, and a benefit of $3.1 million in 2018. Our effective income tax rate was a 7.2% benefit in 2020, a 15.5% expense in 2019, and a 17.5% benefit in 2018. The components of our annual effective income tax rate are the following:

	2020	2019	2018
Computed expected income tax expense	21.0%	21.0%	24.5%
State income taxes, net of federal benefit	(3.7)%	2.8%	4.5%
Deferred taxes on subsidiaries acquired/sold	-	-	4.0%
Permanent differences	(5.8)%	0.2%	0.5%
Change in deferred tax liability rate	-	-	(49.5)%
Change in valuation allowance	(18.7)%	-	-
Tax credits	13.9%	(3.7)%	(4.5)%
Other	0.6%	(4.8)%	3.1%
Total effective income tax rate	7.2%	15.5%	(17.5)%

On December 22, 2017, during our first quarter 2018, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from a maximum of 35% to a flat 21% rate effective from January 1, 2018 forward and changes and limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate resulted in a blended federal statutory rate of 24.5% for its fiscal year 2018.

During fiscal 2020 and 2019, the effective income tax rate has changed to 7.2% and 15.5%, respectively, with the rate difference from the statutory federal corporate tax rate of 21% coming from offsetting impact of state income tax, net of federal benefit, and tax credits that are mostly FICA tip credits. The effective income tax rate for fiscal 2020 was also affected by the pre-tax loss mostly caused by the pandemic and the recognition of a deferred tax asset valuation allowance amounting to $1.3 million.

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) costs and charges related to debt refinancing, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized loss on equity securities, (g) settlement of lawsuits, (h) the income tax effect of the above described adjustments, and (i) deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 26.0%, 15.5%, and 24.5% effective tax rate of the pre-tax non-GAAP income before taxes for the 2020, 2019, and 2018, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities. The calculated amount for adjustment (h) above in fiscal 2018 was significantly affected by the change in the statutory federal corporate tax rate caused by the Tax Act.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance (f) unrealized gains or losses on equity securities, (g) impairment of assets, and (h) settlement of lawsuits. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA multiple is also used as a target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended
	September 30,
	2020	2019	2018
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(6,085)	$20,294	$20,879
Income tax expense (benefit)	(493)	3,744	(3,118)
Interest expense, net	9.487	9,900	9,720
Settlement of lawsuits	174	225	1,669
Impairment of assets	10,615	6,040	5,570
Loss (gain) on sale of businesses and assets	(661)	(2,877)	1,965
Depreciation and amortization	8,836	9,072	7,722
Unrealized loss on equity securities	64	612	-
Loss (gain) on insurance	420	(768)	(20)
Adjusted EBITDA	$22,357	$46,242	$44,387

Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$(6,085)	$20,294	$20,879
Amortization of intangibles	609	624	254
Settlement of lawsuits	174	225	1,669
Impairment of assets	10,615	6,040	5,570
Loss (gain) on sale of businesses and assets	(661)	(2,877)	1,965
Costs and charges related to debt refinancing	-	-	827
Unrealized loss on equity securities	64	612	-
Loss (gain) on insurance	420	(768)	(20)
Deferred tax asset valuation allowance	1,273	-	-
Net income tax effect	(1,700)	(580)	(9,984)
Non-GAAP net income	$4,709	$23,570	$21,160

	For the Year Ended
	September 30,
	2020	2019	2018
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	9,199	9,657	9,719
GAAP diluted earnings (loss) per share	$(0.66)	$2.10	$2.15
Amortization of intangibles	0.07	0.06	0.03
Settlement of lawsuits	0.02	0.02	0.17
Impairment of assets	1.15	0.63	0.57
Loss (gain) on sale of businesses and assets	(0.07)	(0.30)	0.20
Costs and charges related to debt refinancing	-	-	0.09
Unrealized loss on equity securities	0.01	0.06	-
Loss (gain) on insurance	0.05	(0.08)	(0.00)
Deferred tax asset valuation allowance	0.14	-	-
Net income tax effect	(0.18)	(0.05)	(1.02)
Non-GAAP diluted earnings per share	$0.51	$2.44	$2.18

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$2,746	$34,701	$27,562
Amortization of intangibles	609	624	254
Settlement of lawsuits	174	225	1,669
Impairment of assets	10,615	6,040	5,570
Loss (gain) on sale of businesses and assets	(661)	(2,877)	1,965
Loss (gain) on insurance	420	(768)	(20)
Non-GAAP operating income	$13,903	$37,945	$37,000

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	2.1%	19.2%	16.6%
Amortization of intangibles	0.5%	0.3%	0.2%
Settlement of lawsuits	0.1%	0.1%	1.0%
Impairment of assets	8.0%	3.3%	3.4%
Loss (gain) on sale of businesses and assets	(0.5)%	(1.6)%	1.2%
Loss (gain) on insurance	0.3%	(0.4)%	(0.0)%
Non-GAAP operating margin	10.5%	21.0%	22.3%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, our cash and cash equivalents were approximately $15.6 million compared to $14.1 million at September 30, 2019. Because of the large volume of cash we handle, we have very stringent cash controls. As of September 30, 2020, we had negative working capital of $5.9 million compared to a negative working capital of $1.2 million as of September 30, 2019, excluding net assets held for sale of $0 and $2.9 million as of September 30, 2020 and September 30, 2019, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we are allowed to open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. Based upon the current state of allowed openings in Texas, revenues seem favorable. We are hopeful that we can become profitable within a relatively short period of time after a majority of our locations have reopened, assuming these results can be sustained and the other locations, once opened, follow these early results. But if the business interruptions and occupancy limitations caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Our net cash flow from operating activities for 2020 has gone down to less than half of last year’s result. To augment the current and expected future decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

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

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. As of the filing of this report, we have received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining two PPP loans in whole or in part.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Lower sales, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate our cash flow situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened several of our locations depending on changing government mandates. As of the release of this report, we have reopened many of our club and Bombshells locations with certain operating hour restrictions and with limited occupancy.

We have not recently raised capital through the issuance of equity securities. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but with the significant global impact of the COVID-19 pandemic, there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs, and restaurants/sports bars.

Though our cash flows are not as we expected at the beginning of the year, we expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.

The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2020	2019	2018
Operating activities	$15,632	$37,174	$25,769
Investing activities	(994)	(27,147)	(26,339)
Financing activities	(13,130)	(13,656)	8,374
Net increase (decrease) in cash and cash equivalents	$1,508	$(3,629)	$7,804

We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$(6,312)	$20,445	$20,960
Depreciation and amortization	8,836	9,072	7,722
Deferred tax expense (benefit)	(1,268)	821	(6,775)
Impairment of assets	10,615	6,040	5,570
Net change in operating assets and liabilities	1,380	2,822	(5,156)
Other	2,381	(2,026)	3,448
Net cash provided by operating activities	$15,632	$37,174	$25,769

Net cash flows from operating activities significantly decreased from 2019 to 2020 mainly due to the impact of the COVID-19 pandemic on our operations and partially offset by lower interest and income taxes paid. Net cash flows from operating activities increased from 2018 to 2019 primarily from higher income from operations plus lower income taxes paid.

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2020	2019	2018
Proceeds from sale of businesses and assets	$2,221	$7,223	$811
Proceeds from insurance and notes receivable	2,521	258	147
Issuance of notes receivable	-	(420)	-
Payments for property and equipment and intangible assets	(5,736)	(20,708)	(25,263)
Acquisition of businesses, net of cash acquired	-	(13,500)	(2,034)
Net cash used in investing activities	$(994)	$(27,147)	$(26,339)

We opened two new Bombshells units in 2020 (one in Katy, Texas and another on Southwest Freeway in Houston, Texas); opened four new units in 2019 (acquired two clubs in Chicago, Illinois and Pittsburgh, Pennsylvania, and built two new Bombshells in Houston, Texas); and opened two new units in 2018 (one acquired club in Kappa, Illinois and one built Bombshells in Pearland, Texas). See Note 16 to our consolidated financial statements. As of September 30, 2020, 2019, and 2018, we had $20,000, $8.9 million, and $6.4 million in construction-in-progress related mostly to Bombshells opening in the subsequent fiscal year.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2020, 2019, and 2018 (in thousands):

	Year Ended September 30,
	2020	2019	2018
Purchase of real estate*	$-	$-	$12,260
New capital expenditures in new clubs and Bombshells units and equipment	3,585	16,850	10,476
Maintenance capital expenditures	2,151	3,858	2,527
Total capital expenditures, excluding business acquisitions	$5,736	$20,708	$25,263

* Excludes real estate acquired through business acquisitions.

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2020	2019	2018
Proceeds from long-term debt	$6,503	$13,511	$84,233
Payments on long-term debt	(8,832)	(22,924)	(72,830)
Payment of dividends	(1,286)	(1,252)	(1,168)
Purchase of treasury stock	(9,484)	(2,901)	-
Payment of loan origination costs	-	(20)	(1,138)
Debt prepayment penalty	-	-	(543)
Distribution of noncontrolling interests	(31)	(70)	(180)
Net cash provided by (used in) financing activities	$(13,130)	$(13,656)	$8,374

We purchased shares of our common stock representing 516,102 shares, 128,040 shares, and 0 shares in 2020, 2019, and 2018, respectively. We have paid quarterly dividends of $0.03 per share for fiscal 2020, 2019, and 2018, except for the fourth quarter of 2019 and the second and fourth quarter of 2020 where we paid $0.04 per share. See Note 10 to our consolidated financial statements for a detailed discussion of our debt obligations.

Non-GAAP Cash Flow Measure

Management also uses certain non-GAAP cash flow measures such as free cash flows. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2020	2019	2018
Net cash provided by operating activities	$15,632	$37,174	$25,769
Less: Maintenance capital expenditures	2,151	3,858	2,527
Free cash flow	$13,481	$33,316	$23,242

We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow. Our free cash flow after long-term debt repayments was $4.6 million, $10.4 million, and $(49.6) million during fiscal 2020, 2019, and 2018, respectively. Free cash flow after long-term debt repayments in fiscal 2018 was significantly impacted by our $81.2 million refinancing in December 2017.

Debt Financing

See Note 10 to our consolidated financial statements for detail regarding our long-term debt activity.

Contractual Obligations and Commitments

We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to debt were estimated using the interest rate in effect at September 30, 2020.

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt – regular	$90,252	$12,098	$11,032	$8,090	$8,642	$8,479	$41,911
Long-term debt – balloon	52,422	4,405	2,350	3,676	-	-	41,991
Interest payments on debt	51,559	8,835	7,798	6,920	6,307	5,703	15,996
Operating leases(a)	39,413	3,221	3,233	3,065	3,058	3,124	23,712

(a)	Effective October 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), which will significantly affect our accounting of all leases. See Notes 2 and 22 to our consolidated financial statements.

Other than the potentially prolonged effect of the COVID-19 pandemic and the notes payable financing described above, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2020	(Decrease)	2019	(Decrease)	2018

Sales of alcoholic beverages	$59,080	(21.4)%	$75,140	8.7%	$69,120
Sales of food and merchandise	24,460	(5.3)%	25,830	15.1%	22,433
Service revenues	41,162	(39.5)%	68,055	6.2%	64,104
Other	7,625	(36.6)%	12,034	19.3%	10,091
Total revenues	$132,327	(26.9)%	$181,059	9.2%	$165,748
Net cash provided by operating activities	$15,632	(57.9)%	$37,174	44.3%	$25,769
Adjusted EBITDA*	$22,357	(51.7)%	$46,242	4.2%	$44,387
Free cash flow*	$13,481	(59.5)%	$33,316	43.3%	$23,242
Debt (end of period)	$141,435	(1.5)%	$143,528	2.1%	$140,627

* See definition and calculation of Adjusted EBITDA and Free Cash Flow under Non-GAAP Financial Measures and Liquidity and Capital Resources above.

We have not established financing other than the notes payable discussed in Note 10 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2020, 2019, and 2018, we paid for treasury stock amounting to $9.5 million, $2.9 million, and $0 representing 516,102 shares, 128,040 shares, and 0 shares, respectively. On February 6, 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million. We have $10.8 million remaining to purchase additional shares as of September 30, 2020. Subsequent to September 30, 2020 through the filing date of this report, we purchased 74,659 shares of the Company’s common stock for a total of $1.8 million.

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

SEASONALITY

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters), but in fiscal 2020, due to the COVID-19 pandemic, revenues during the second through the fourth quarter were significantly reduced. Our revenues in certain markets are also affected by sporting events that cause unusual changes in sales from year to year.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of September 30, 2020 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

During fiscal 2018, we reacquired Drink Robust (see Note 16 to our consolidated financial statements). Also in fiscal 2018, we acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The Kappa transaction provides for the purchase of the real estate for $825,000 and other non-real-estate business assets for $180,000, with goodwill amounting to $495,000. See Note 16 to the consolidated financial statements for details of the transactions.

During fiscal 2019, we acquired two clubs, one in Illinois (rebranded as Rick’s Cabaret Chicago) and another in Pennsylvania (rebranded as Rick’s Cabaret Pittsburgh) for an aggregate purchase price of $25.5 million. See Note 16 to the consolidated financial statements for details of the transactions.

We opened two new Bombshells units in fiscal 2019.

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a 9% note payable over a 10-year period. See Note 16 to the consolidated financial statements for details of the disposition.

We opened two new Bombshells units in fiscal 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We do not carry any debt with a variable interest rate in effect as of September 30, 2020. Certain of our debt have variable interest rates but will only be effective in future years.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 41.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), RCI Hospitality Holdings, Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2020 expressed an adverse opinion.

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

Marlton, New Jersey

December 14, 2020

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2020	2019
		(As Revised)
ASSETS
Current assets
Cash and cash equivalents	$15,605	$14,097
Accounts receivable, net	6,767	7,408
Current portion of notes receivable	201	954
Inventories	2,372	2,598
Prepaid insurance	4,884	5,446
Other current assets	1,604	2,521
Assets held for sale	-	2,866
Total current assets	31,433	35,890
Property and equipment, net	181,383	183,956
Operating lease right-of-use assets, net	25,546	-
Notes receivable, net of current portion	2,908	4,211
Goodwill	45,686	53,630
Intangibles, net	73,077	75,951
Other assets	900	1,118
Total assets	$360,933	$354,756

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,799	$3,810
Accrued liabilities	14,573	14,644
Current portion of long-term debt	16,304	15,754
Current portion of operating lease liabilities	1,628	-
Total current liabilities	37,304	34,208
Deferred tax liability, net	20,390	21,658
Debt, net of current portion and debt discount and issuance costs	125,131	127,774
Operating lease liabilities, net of current portion	25,439	-
Other long-term liabilities	362	1,696
Total liabilities	208,626	185,336

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,075 shares and 9,591 shares issued and outstanding as of September 30, 2020 and 2019, respectively	91	96
Additional paid-in capital	51,833	61,312
Retained earnings	100,797	108,168
Total RCIHH stockholders’ equity	152,721	169,576
Noncontrolling interests	(414)	(156)
Total equity	152,307	169,420
Total liabilities and equity	$360,933	$354,756

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2020	2019	2018
		(As Revised)
Revenues
Sales of alcoholic beverages	$59,080	$75,140	$69,120
Sales of food and merchandise	24,460	25,830	22,433
Service revenues	41,162	68,055	64,104
Other	7,625	12,034	10,091
Total revenues	132,327	181,059	165,748
Operating expenses
Cost of goods sold
Alcoholic beverages sold	11,097	15,303	14,327
Food and merchandise sold	8,071	9,056	8,133
Service and other	267	578	449
Total cost of goods sold (exclusive of items shown separately below)	19,435	24,937	22,909
Salaries and wages	39,070	49,833	44,547
Selling, general and administrative	51,692	59,896	53,824
Depreciation and amortization	8,836	9,072	7,722
Other charges, net	10,548	2,620	9,184
Total operating expenses	129,581	146,358	138,186
Income from operations	2,746	34,701	27,562
Other income (expenses)
Interest expense	(9,811)	(10,209)	(9,954)
Interest income	324	309	234
Unrealized loss on equity securities	(64)	(612)	-
Income (loss) before income taxes	(6,805)	24,189	17,842
Income tax expense (benefit)	(493)	3,744	(3,118)
Net income (loss)	(6,312)	20,445	20,960
Net loss (income) attributable to noncontrolling interests	227	(151)	(81)
Net income (loss) attributable to RCIHH common stockholders	$(6,085)	$20,294	$20,879

Earnings (loss) per share
Basic and diluted	$(0.66)	$2.10	$2.15

Weighted average number of common shares outstanding
Basic and diluted	9,199	9,657	9,719

Dividends per share	$0.14	$0.13	$0.12

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2020	2019	2018
		(As Revised)
Net income (loss)	$(6,312)	$20,445	$20,960
Amount reclassified from accumulated other comprehensive income	-	(220)	-
Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of tax of $85 in 2018	-	-	220
Comprehensive income (loss)	(6,312)	20,225	21,180
Comprehensive loss (income) attributable to noncontrolling interests	227	(151)	(81)
Comprehensive income (loss) attributable to RCI Hospitality Holdings, Inc.	$(6,085)	$20,074	$21,099

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended September 30, 2020, 2019, and 2018

(in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2017	9,719	$97	$63,453	$69,195	$-	-	$-	$2,480	$135,225
Payment of dividends	-	-	-	(1,168)	-	-	-	-	(1,168)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(180)	(180)
Equity impact of additional investment in TEZ	-	-	759	-	-	-	-	(2,484)	(1,725)
Change in marketable securities	-	-	-	-	220	-	-	-	220
Net income	-	-	-	20,879	-	-	-	81	20,960

Balance at September 30, 2018	9,719	97	64,212	88,906	220	-	-	(103)	153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(128)	(2,901)	-	(2,901)
Canceled treasury shares	(128)	(1)	(2,900)	-	-	128	2,901	-	-
Payment of dividends	-	-	-	(1,252)	-	-	-	-	(1,252)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(70)	(70)
Divestiture in other entities	-	-	-	-	-	-	-	(134)	(134)
Net income (as revised)	-	-	-	20,294	-	-	-	151	20,445

Balance at September 30, 2019 (as revised)	9,591	96	61,312	108,168	-	-	-	(156)	169,420
Purchase of treasury shares	-	-	-	-	-	(516)	(9,484)	-	(9,484)
Canceled treasury shares	(516)	(5)	(9,479)	-	-	516	9,484	-	-
Payment of dividends	-	-	-	(1,286)	-	-	-	-	(1,286)
Payments to noncontrolling interest	-	-	-	-	-	-	-	(31)	(31)
Net loss	-	-	-	(6,085)	-	-	-	(227)	(6,312)

Balance at September 30, 2020	9,075	$91	$51,833	$100,797	$-	-	$-	$(414)	$152,307

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2020	2019	2018
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,312)	$20,445	$20,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,836	9,072	7,722
Deferred tax expense (benefit)	(1,268)	821	(6,775)
Loss (gain) on sale of businesses and assets	(777)	(2,966)	2,162
Impairment of assets	10,615	6,040	5,570
Amortization of debt discount and issuance costs	236	334	560
Doubtful accounts expense on notes receivable	602	-	-
Unrealized loss on equity securities	64	612	-
Loss (gain) on insurance	596	(288)	(20)
Noncash lease expense	1,660	-	-
Deferred rent expense	-	282	203
Debt prepayment penalty	-	-	543
Changes in operating assets and liabilities:
Accounts receivable	(294)	457	(3,622)
Inventories	226	(216)	(199)
Prepaid insurance, other current assets and other assets	1,633	(681)	(2,589)
Accounts payable and accrued liabilities	(185)	3,262	1,254
Net cash provided by operating activities	15,632	37,174	25,769

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,221	7,223	811
Proceeds from notes receivable	1,576	158	127
Proceeds from insurance	945	100	20
Issuance of notes receivable	-	(420)	-
Payments for property and equipment and intangible assets	(5,736)	(20,708)	(25,263)
Acquisition of businesses, net of cash acquired	-	(13,500)	(2,034)
Net cash used in investing activities	(994)	(27,147)	(26,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	6,503	13,511	84,233
Payments on long-term debt	(8,832)	(22,924)	(72,830)
Purchase of treasury stock	(9,484)	(2,901)	-
Payment of dividends	(1,286)	(1,252)	(1,168)
Payment of loan origination costs	-	(20)	(1,138)
Debt prepayment penalty	-	-	(543)
Distribution to noncontrolling interests	(31)	(70)	(180)
Net cash provided by (used in) financing activities	(13,130)	(13,656)	8,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,508	(3,629)	7,804
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,097	17,726	9,922
CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,605	$14,097	$17,726

CASH PAID DURING YEAR FOR:
Interest paid, net of amounts capitalized	$8,695	$9,797	$9,685
Income taxes paid (net of refunds of $153, $42, and $42 in 2020, 2019, and 2018, respectively)	$2,200	$3,686	$5,832

Non-cash investing and financing transactions:

	Years Ended September 30,
	2020	2019	2018
Debt incurred with seller in connection with acquisition of businesses	$-	$12,000	$1000
Notes receivable received as proceeds from sale of assets	$-	$1,775	$-
Unrealized gain on marketable securities	$-	$-	$305
Accounts receivable converted to notes receivable	$122	$-	$-
Refinanced long-term debt	$11,292	$400	$8,354
Net increase in notes payable from trade-in of aircraft	$-	$-	$5,063
Operating lease right-of-use assets established upon adoption of ASC 842	$27,310	$-	$-
Deferred rent liabilities reclassified upon adoption of ASC 842	$1,241	$-	$-
Operating lease liabilities established upon adoption of ASC 842	$28,551	$-	$-
Unpaid liabilities on capital expenditures	$29	$476	$-

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Odessa, Lubbock, Longview, Abilene, Edinburg, El Paso, Harlingen and Beaumont, Texas, as well as Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte, North Carolina; New York, New York; Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; and Chicago, Washington Park and Kappa, Illinois. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas.

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

Fiscal Year

Our fiscal year ends on September 30. References to years 2020, 2019, and 2018 are for fiscal years ended September 30, 2020, 2019, and 2018, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. Allowance for doubtful accounts balance related to accounts receivable was $261,000 and $101,000 as of September 30, 2020 and 2019, respectively (see Note 6). Allowance for doubtful accounts balance related to notes receivable was $182,000 and $0 as of September 30, 2020 and 2019, respectively.

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at net realizable value.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $156,000 in 2020, $597,000 in fiscal 2019, and $319,000 in fiscal 2018.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including earnings multiples, discounted cash flows, and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million. See related discussion in Note 3. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million. For the year ended September 30, 2018, we identified two reporting units that were impaired and recognized a goodwill impairment loss totaling $834,000. See Note 18.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $2.3 million in 2020 related to two clubs (see Note 3), $178,000 in 2019 related to one club, and $3.1 million in 2018 related to three clubs, which are included in other charges, net in the consolidated statements of operations. See Note 18.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During fiscal 2020, the Company impaired one club and one Bombshells unit for a total of $302,000; during fiscal 2019, the Company impaired two clubs for a total of $4.2 million; and during fiscal 2018, the Company impaired one club and one Bombshells for a total of $1.6 million. The Company also impaired one club in fiscal of 2020 for operating lease right-of-use assets amounting to $104,000. See Notes 7 and 18.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income or loss and all other changes in net assets arising from non-owner sources, which are referred to as items of other comprehensive income (loss). An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statements of comprehensive income (loss).

Revenue Recognition

The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service and other revenues at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of operations. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.

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

Refer to Notes 5 and 22 for additional disclosures on revenues and leases, respectively.

Advertising and Marketing

Advertising and marketing expenses are primarily comprised of costs related to public advertisements and giveaways, which are used for promotional purposes. Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 6.

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

Investments

Investments in companies in which the company has a 20% to 50% interest are accounted for using the equity method, which are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses. Investments in companies in which the Company owns less than a 20% interest, or where the Company does not exercise significant influence, are accounted for at cost and reviewed for any impairment. Cost and equity method investments are included in other assets in the Company’s consolidated balance sheets. In relation to the reacquisition of Drink Robust in 2018, which we partially sold in fiscal 2016, we have consolidated the operations of Drink Robust and eliminated the investment in consolidation. See Note 16.

Paycheck Protection Program

The Company’s policy is to account for the Paycheck Protection Program (“PPP”) loan as debt (see Note 10). The Company will continue to record the loan as debt until either (1) the loans are partially or entirely forgiven and the Company has been legally released from the obligation, at which point the amount forgiven will be recorded as income, or (2) the Company pays off the loans.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings or losses of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common restricted stock, stock options and warrants (the number of which is computed using the treasury stock method) and from outstanding convertible debentures (the number of which is computed using the if-converted method). Diluted earnings (loss) per share considers the potential dilution that could occur if the Company’s outstanding common restricted stock, stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings or losses (as adjusted for interest expense, that would no longer be incurred if the debentures were converted).

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

During the years ended September 30, 2020, 2019, and 2018, the Company did not have any outstanding dilutive securities that are considered adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings (loss) per share.

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

At September 30, 2020 and 2019, the Company has no stock options outstanding, and as of September 30, 2020, the Company’s 2010 Stock Option Plan contractually expired.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities were excluded from income and were reported as accumulated other comprehensive income in equity until our adoption of ASU 2016-01 as of October 1, 2018. Realized gains and losses (and unrealized gains and losses upon the adoption of ASU 2016-01) from securities classified as available-for-sale are included in comprehensive income (loss). The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities, which are included in other assets in the consolidated balance sheets, had a balance of $84,000 and $148,000 as of September 30, 2020 and 2019.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2020, 2019, and 2018.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in other charges, net in the consolidated statements of operations.

Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Property and equipment	$6,042	$-	$-	$6,042
Indefinite-lived intangibles	656	-	-	656
Goodwill	5,883	-	-	5,883
Operating lease right-of-use assets*	27,310	-	-	27,310
Operating lease liabilities*	(28,551)	-	-	(28,551)
Other assets (equity securities)	84	84	-	-

*	Measured at October 1, 2019 upon the adoption of ASC 842.

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Asset	Observable Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Property and equipment	$10,926	$-	$-	$10,926
Indefinite-lived intangibles	5,323	-	-	5,323
Definite-lived intangibles	200	-	-	200
Goodwill	11,627	-	-	11,627
Other assets (equity securities)	148	148	-	-

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Loss/Impairments) Recognized
	Years Ended September 30,
Description	2020	2019	2018
Goodwill	$(7,944)	$(1,638)	$(834)
Property and equipment, net	(302)	(4,224)	(1,615)
Indefinite-lived intangibles	(2,265)	(178)	(3,121)
Operating lease right-of-use assets	(104)	-	-
Other assets (equity securities)	(64)	(612)	305

Impact of Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases, and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing for certain practical expedients in the implementation of ASU 2016-02. The guidance requires the use of a modified retrospective approach. We adopted ASU 2016-02 and related amendments as of October 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to retain historical lease classification, as well as relief from reviewing expired and existing contracts to determine if they contain leases. Our adoption of the new leasing standard resulted in an increase of $27.3 million in our total assets as of October 1, 2019 due to the recognition of operating lease right-of-use assets net of the reclassification of deferred rent liability of $1.2 million and an increase in total liabilities due to the recognition of a $28.6 million operating lease liabilities. Our adoption of ASC 842 did not have an impact on our consolidated statements of operations and cash flows, except for additional required disclosures. See additional disclosures in Note 22.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

3. Liquidity and Impact of COVID-19 Pandemic

In March 2020, President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. Since March 2020, we have temporarily closed and reopened several of our clubs and restaurants.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and it is too early to know when and if they will generate positive cash flows for us. Depending on the timing and number of locations we are allowed to open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

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

On May 8, 2020, the Company received approval and funding under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Notes 10 and 11. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. As of the filing of this report, we have received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining two PPP loans in whole or in part.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Lower sales, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted, including refinancing several of our debt obligations.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened several of our locations depending on changing government mandates. As of the release of this report, we have reopened many of our club and Bombshells locations with certain operating hour restrictions and with limited occupancy.

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering future assumed impact of COVID-19 pandemic on sales. Based on our evaluation we conducted during the quarters since the pandemic emerged, we determined that as of September 30, 2020 our assets are impaired in a total amount of approximately $10.6 million comprised of $7.9 million in goodwill, $2.3 million in SOB licenses, $302,000 in property and equipment, and $104,000 in operating lease right-of-use assets.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Revision of Prior Year Immaterial Misstatement

During the fourth quarter ended September 30, 2020, the Company identified an error in the calculation of income taxes in relation to a disposed entity during the fiscal 2019 first quarter ended December 31, 2018. The error related to the recognition of income tax receivable on the disposed entity. The Company determined the amount of the income tax receivable to be recognized with a consequent credit to income tax expense as $1.1 million.

The Company assessed the materiality of the error considering both qualitative and quantitative factors and determined that the error was immaterial for fiscal 2019 but material if recorded as an out-of-period adjustment in fiscal 2020. Therefore, the Company has decided to correct the error as a revision to our previously issued financial statements and has adjusted this Form 10-K insofar as fiscal 2019 is concerned.

The tables below present the impact of the revision in the Company’s consolidated financial statements (in thousands, except per share amounts):

	Fiscal 2019
	First Quarter	Full Year
Consolidated Statement of Income/Comprehensive Income:
As previously reported —
Income tax expense	$1,811	$4,863
Net income	$6,404	$19,326
Net income attributable to RCIHH common stockholders	$6,344	$19,175
Earnings per share - basic and diluted	$0.65	$1.99
Comprehensive income	$6,404	$19,106
Comprehensive income attributable to RCIHH common stockholders	$6,344	$18,955

Adjustments —
Income tax expense	$(1,119)	$(1,119)
Net income	$1,119	$1,119
Net income attributable to RCIHH common stockholders	$1,119	$1,119
Earnings per share - basic and diluted	$0.12	$0.12
Comprehensive income	$1,119	$1,119
Comprehensive income attributable to RCIHH common stockholders	$1,119	$1,119

As revised —
Income tax expense	$692	$3,744
Net income	$7,523	$20,445
Net income attributable to RCIHH common stockholders	$7,463	$20,294
Earnings per share - basic and diluted	$0.77	$2.10
Comprehensive income	$7,523	$20,225
Comprehensive income attributable to RCIHH common stockholders	$7,463	$20,074

	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Consolidated Balance Sheet:
As previously reported —
Accounts receivable, net	$5,583	$5,579	$5,001	$6,289	$3,131	$3,559	$5,529
Total current assets	$25,067	$21,859	$22,597	$34,771	$30,899	$26,767	$28,350
Total assets	$349,522	$350,873	$350,878	$353,637	$376,173	$361,896	$360,374
Retained earnings	$95,179	$101,623	$106,976	$107,049	$112,404	$108,584	$102,837
Total RCIHH stockholders’ equity	$159,133	$163,971	$168,921	$168,457	$167,371	$161,504	$155,757
Total equity	$159,090	$163,936	$168,906	$168,301	$167,205	$161,276	$155,435

Adjustments —
Accounts receivable, net	$1,119
Total current assets	$1,119
Total assets	$1,119
Retained earnings	$1,119
Total RCIHH stockholders’ equity	$1,119
Total equity	$1,119

As revised —
Accounts receivable, net	$6,702	$6,698	$6,120	$7,408	$4,250	$4,678	$6,648
Total current assets	$26,186	$22,978	$23,716	$35,890	$32,018	$27,886	$29,469
Total assets	$350,641	$351,992	$351,997	$354,756	$377,292	$363,015	$361,493
Retained earnings	$96,298	$102,742	$108,095	$108,168	$113,523	$109,703	$103,956
Total RCIHH stockholders’ equity	$160,252	$165,090	$170,040	$169,576	$168,490	$162,623	$156,876
Total equity	$160,209	$165,055	$170,025	$169,420	$168,324	$162,395	$156,554

The consolidated statement of cash flows are not presented because there is no impact on total cash flows from operating, investing, and financing activities. Certain components of net cash provided by operating activities changed due to the revision but the net change amounted to zero for both the quarter ended December 31, 2018 and fiscal year ended September 30, 2019.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

5. Revenues

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 19), are shown below (in thousands).

	Fiscal 2020
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$31,950	$27,130	$-	$59,080
Sales of food and merchandise	8,561	15,899	-	24,460
Service revenues	41,004	158	-	41,162
Other revenues	6,858	28	739	7,625
	$88,373	$43,215	$739	$132,327

Recognized at a point in time	$87,049	$43,215	$725	$130,989
Recognized over time	1,324	-	14	1,338
	$88,373	$43,215	$739	$132,327

	Fiscal 2019
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$57,277	$17,863	$-	$75,140
Sales of food and merchandise	13,051	12,779	-	25,830
Service revenues	67,893	162	-	68,055
Other revenues	10,385	24	1,625	12,034
	$148,606	$30,828	$1,625	$181,059

Recognized at a point in time	$146,938	$30,828	$1,572	$179,338
Recognized over time	1,668	-	53	1,721
	$148,606	$30,828	$1,625	$181,059

	Fiscal 2018
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$54,800	$14,320	$-	$69,120
Sales of food and merchandise	12,732	9,701	-	22,433
Service revenues	64,054	50	-	64,104
Other revenues	8,474	23	1,594	10,091
	$140,060	$24,094	$1,594	$165,748

Recognized at a point in time	$138,847	$24,094	$1,516	$164,457
Recognized over time	1,213	-	78	1,291
	$140,060	$24,094	$1,594	$165,748

* Lease revenue (included in Other Revenues) is covered by ASC 842 in the current year (and ASC 840 in the prior years. All other revenues are covered by ASC Topic 606.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

5. Revenues - continued

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below:

	Balance at September 30, 2018	Consideration Received	Recognized in Revenue	Balance at September 30, 2019	Consideration Received	Recognized in Revenue	Balance at September 30, 2020
Ad revenue	$126	$602	$(652)	$76	$538	$(522)	$92
Expo revenue	-	602	(602)	-	211	-	211
Other	8	52	(53)	7	40	(14)	33
	$134	$1,256	$(1,307)	$83	$789	$(536)	$336

6. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2020	2019
		(As Revised)
Credit card receivables	$880	$1,396
Income tax refundable	4,325	2,900
Insurance receivable	191	1,197
ATM-in-transit	160	780
Other (net of allowance for doubtful accounts of $261 and $101, respectively)	1,211	1,135
	$6,767	$7,408

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years.

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2020	2019
Insurance	$4,405	$4,937
Payroll and related costs	2,419	2,892
Property taxes	2,003	1,675
Sales and liquor taxes	2,613	3,086
Interest	1,390	508
Patron tax	309	595
Lawsuit settlement	100	115
Unearned revenues	336	83
Other	998	753
	$14,573	$14,644

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

6. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Taxes and permits	$8,071	$10,779	$9,545
Advertising and marketing	5,367	8,392	7,536
Supplies and services	4,711	5,911	5,344
Insurance	5,777	5,429	5,473
Lease	4,060	3,896	3,720
Legal	4,725	5,180	3,586
Utilities	2,945	3,165	2,969
Charge cards fees	2,382	3,803	3,244
Security	2,582	2,973	2,617
Accounting and professional fees	3,463	2,815	2,944
Repairs and maintenance	2,289	2,980	2,184
Other	5,320	4,573	4,662
	$51,692	$59,896	$53,824

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Impairment of assets	$10,615	$6,040	$5,570
Settlement of lawsuits	174	225	1,669
Loss (gain) on sale of businesses and assets	(661)	(2,877)	1,965
Loss (gain) on insurance	420	(768)	(20)
	$10,548	$2,620	$9,184

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2020	2019
Buildings and land	$163,938	$159,969
Equipment	37,000	37,031
Leasehold improvements	29,776	32,868
Furniture	9,614	9,393
Total property and equipment	240,328	239,261
Less accumulated depreciation	(58,945)	(55,305)
Property and equipment, net	$181,383	$183,956

Included in buildings and leasehold improvements above are construction-in-progress amounting to $20,000 and $8.9 million as of September 30, 2020 and 2019, respectively, which are mostly related to Bombshells projects.

Depreciation expense was approximately $8.2 million, $8.4 million, and $7.5 million for fiscal years 2020, 2019, and 2018, respectively. Impairment loss for property and equipment was $302,000, $4.2 million, and $1.6 million for fiscal 2020, 2019, and 2018, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

8. Assets Held for Sale

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

During the three months ended September 30, 2020, the Company reverted the remaining held-for-sale real estate property with a value of $2.0 million as held and used.

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

No liabilities were associated with held-for-sale assets as of September 30, 2019. Gains or losses on the sale of properties held for sale are included in other charges (gains), net within the consolidated statements of operations.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2020	2019
Indefinite useful lives:
Goodwill	$45,686	$53,630
Licenses	70,332	72,597
Tradename	2,215	2,215
	118,233	128,442

	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	93	101
Non-compete agreements	5 years	362	565
Software	5 years	23	315
Distribution agreement	3 years	52	158
		530	1,139
Total goodwill and other intangible assets		$118,763	$129,581

	2020			2019
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$1,139	$74,812	$53,630	$1,794	$69,738	$43,591
Acquisitions	-	-	-	243	5,252	11,677
Impairment	-	(2,265)	(7,944)	-	(178)	(1,638)
Amortization	(609)	-	-	(898)	-	-
Ending balance	$530	$72,547	$45,686	$1,139	$74,812	$53,630

As of September 30, 2020 and 2019, the accumulated impairment balance of indefinite-lived intangibles was $8.4 million and $6.1 million, respectively, while the accumulated impairment balance of goodwill was $14.3 million and $6.3 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2020 is: 2021 - $263,000; 2022 - $134,000; 2023 - $59,000; 2024 - $11,000; 2025 - $7,000; and thereafter - $56,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses and tradename, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2020, the Company recognized a $2.3 million impairment related to two clubs’ SOB licenses and a $7.9 million impairment related to the goodwill of seven reporting units (see Note 3). During the fiscal year ended September 30, 2019, the Company recognized a $178,000 impairment related to one club’s SOB license and a $1.6 million impairment related to the goodwill of four reporting units. During the fiscal year ended September 30, 2018, the Company recognized a $3.1 million impairment related to three clubs’ SOB licenses and an $834,000 impairment related to the goodwill of two reporting units. See Note 18.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt

Long-term debt consisted of the following (in thousands):

		September 30,
		2020	2019
Notes payable at 5.5%, matures January 2023	(d)(1)	$886	$981
Non-interest-bearing debts to State of Texas, mature March 2022 and May 2022, interest imputed at 9.6%	(d)(2)	2,177	3,379
Note payable at 5.75%, matures December 2027, as amended	*(a)(6ii)(7)	9,715	9,877
Note payable at 5.95%, matures December 2027, as amended	*(a)(6iii)(7)	5,787	6,776
Note payable at 12%, matures February 2030, as amended	(d)(3)(25)	5,031	5,518
Notes payable at 12%, mature November 2021, as amended	(d)(4)(26)	1,940	2,040
Note payable at 8%, matures October 2022, as amended	(b)(5)(23)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(5)	12,599	13,569
Note payable at 5.75%, matures December 2027, as amended	*(a)(6i)(7)(8)(9)	49,830	51,167
Note payable at 5.99%, matures September 2033, as amended	(c)(10)	6,395	6,555
Note payable at 5%, matures August 2029	*(a)(12)	2,165	3,709
Note payable at prime plus 0.5% with a 5.5% floor, matures September 2035, as amended	*(a)(13)	2,099	2,099
Note payable initially at prime plus 0.5% with a 5.5% floor, matures September 2030	*(a)(13)	2,861	2,619
Note payable at 8%, matures May 2021	(a)(14)	582	771
Note payable at 5.95%, matures August 2039, as amended	*(a)(11)	6,979	6,858
Note payable at 12%, matures February 2030, as amended	(d)(15)(24)	3,875	4,000
Note payable at 9%, matures September 2028	(a)(17)	1,167	1,263
Note payable at 5.95%, matures September 2028, as amended	*(a)(16)	1,489	1,511
Note payable at 6%, matures February 2040, as amended	*(a)(22)	4,066	3,608
Note payable at 5.49%, matures March 2039, as amended	(c)(21)	2,125	2,156
Note payable at 7%, matures November 2024	(b)(19)	3,319	3,982
Note payable at 7%, matures February 2021, as amended	(b)(20)	2,000	2,000
Notes payable at 12%, mature November 2021	(d)(18)	2,350	2,350
Note payable at 8%, matures November 2028	(b)(20)	4,790	5,190
Paycheck Protection Program loans at 1%, matures May 2022	(d)(27)	5,422	-
Total debt		142,674	145,003
Less unamortized debt discount and issuance costs		(1,239)	(1,475)
Less current portion		(16,304)	(15,754)
Total long-term portion of debt, net		$125,131	$127,774

*	These commercial bank debts are guaranteed by the Company’s CEO. See Note 21.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2020	2019
(a) Secured by real estate	$86,740	$90,258
(b) Secured by stock in subsidiary	25,733	27,766
(c) Secured by other assets	8,520	8,711
(d) Unsecured	21,681	18,269
	$142,674	$145,003

(1) In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million, which have been paid off in relation to the December 2017 Refinancing Loan, as discussed below. The notes are also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%.

(2) In 2015, the Company reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two nonsettled locations. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. The Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest. In March 2017, the present value of the second note was approximately $390,000 after discounting using an imputed interest rate of 9.6%. Going forward, the Company agreed to remit the Patron Tax on a regular basis, based on the current rate of $5 per customer.

(3) On October 5, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. This note has been partially paid in relation to the first note of the December 2017 Refinancing Loan, as discussed below. Also refer to the February 20, 2020 loan restructuring below.

(4) On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. On August 15, 2018 and September 26, 2018, the Company refinanced $2.0 million and $500,000 of the notes, respectively. The $2.0 million note was exchanged for a $4.0 million 12% note maturing in three years with interest-only payments until maturity, where the full principal is to be paid. The $500,000 note was exchanged for a $1.35 million 9% note maturing in 10 years with monthly payments of $17,101, including interest. On November 1, 2018, the Company refinanced two notes with a total principal of $400,000 with certain investors. See succeeding paragraph related to November 1, 2018 financing below. Included in the balance of long-term debt as of September 30, 2020 and 2019 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group. Refer to May 1, 2020 extension below.

(5) On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 16), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company amended the $5.0 million short-term note payable, which had a remaining balance of $3.0 million as of amendment date, several times extending the maturity date to October 1, 2022 and increasing the interest rate to 8% for its remaining term. Refer to December 2019 amendment below.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt - continued

(6) On December 14, 2017, the Company entered into a loan agreement (“December 2017 Refinancing Loan”) with a bank for $81.2 million. The December 2017 Refinancing Loan fully refinanced 20 of the Company’s notes payable and partially paid down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The December 2017 Refinancing Loan consists of three promissory notes:

i)	The first note amounts to $62.5 million with a term of 10 years at a 5.75% fixed interest rate for the first five years, then repriced one time at the then current U.S. Treasury rate plus 3.5%, with a floor rate of 5.75%, and payable in monthly installments of $442,058, based upon a 20-year amortization period, with the balance payable at maturity;

ii)	The second note amounts to $10.6 million with a term of 10 years at a 5.45% fixed interest rate until July 2020, after which to be repriced at a fixed interest rate of 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest rate of the first note. This note was payable $78,098 monthly for principal and interest until July 2020, based upon a 20-year amortization period, after which the monthly payment for principal and interest was adjusted accordingly based on the repricing, with the balance payable at maturity; and

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

(7) In addition to the monthly principal and interest payments as provided above, the Company paid monthly installments of principal of $250,000, applied to the first note, until the loan-to-value ratio of the Properties, based upon reduced principal balance of the December 2017 Refinancing Loan and the then current value of the Properties, is not greater than 65%. The loan-to-value ratio of the Properties fell below 65% in October 2019, hence, we stopped paying the additional $250,000 monthly. The December 2017 Refinancing Loan has eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020 and $5.3 million originally scheduled in fiscal 2021. There are certain financial covenants with which the Company must be in compliance related to this financing. We obtained waivers of compliance from the bank lender for financial covenants as of September 30, 2020.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt - continued

(8) In connection with the Repaid Notes, we wrote off $279,000 of unamortized debt issuance costs to interest expense. Prior to September 30, 2017, the Company paid a portion of debt issuance costs amounting to $612,500, which was included in other assets until the closing of the transaction. At closing, the Company paid an additional $764,000 in debt issuance costs, which together with the $612,500 prepayment will be amortized for the term of the loan using the effective interest rate method. We also paid prepayment penalties amounting to $543,000 on the Repaid Notes, which was included in interest expense in our consolidated statement of operations for the year ended September 30, 2018.

(9) Included in the $62.5 million first note of the December 2017 Refinancing Loan was $4.6 million that was escrowed at closing due to the bank lender of one of the Repaid Notes. The amount was released from escrow in June 2018 when the construction, for which the original note was borrowed, was completed. In March and August 2020, certain principal and interest payments for the three notes of the December 2017 Refinancing Loan were deferred to their maturity dates.

(10) On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.99% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest. In March 2020, this loan was extended to September 2033.

(11) On February 15, 2018, the Company borrowed $3.0 million from a bank for the purchase of land at a cost of $4.0 million with the difference paid by the Company in cash. The bank note bears interest at 5.25% adjusted after 36 months to prime plus 1% with a floor of 5.2% and matures on February 15, 2038. The bank note is payable interest-only during the first 18 months, after which monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. On August 28, 2018, this note was refinanced for additional construction loan having a maximum availability of $7.4 million. The new note has an initial interest rate of 5.95%,subject to a repricing after 72 months to prime plus 1% with a 5.9% floor. The note is payable $53,084 per month, including interest, for 72 months, then adjusted based on repriced interest rate until its August 2039 maturity. In May 2020, certain principal and interest payments for this note were deferred to its maturity date.

(12) On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bears an interest rate of prime plus 0.5% with a floor of 5.0% and matures on August 20, 2029. During the first 18 months of the construction loan, the Company will make monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. There are certain financial covenants with which the Company must be in compliance related to this financing. We are in compliance with these financial covenants as of September 30, 2020.

(13) On April 24, 2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million, payable interest only at prime plus 0.5% with a floor of 5% per annum. The note matures in 24 months, by which date the principal is payable in full. In March and July 2020, in view of the pandemic, the bank lender and the Company agreed to defer the maturity of this note to October 2020. In September 2020, they further negotiated to refinance the note with a deferral of maturity to September 2035 with monthly amortization payments of $16,396, including interest. On September 17, 2018, the Company and the bank lender agreed to carve out a portion of the loan that relates to the land where the Bombshells location is to be built amounting to $960,000, and added a construction loan with a maximum availability of $2.9 million. The new $2.9 million construction loan has an interest rate of prime plus 0.5%, with a 5.5% floor, and payable in 12 years. The first 24 months will be interest-only payments, after which monthly payments of principal and interest will be made based on a 20-year amortization. There are certain financial covenants with which the Company must be in compliance related to this financing. We are in compliance with these financial covenants as of September 30, 2020.

(14) On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The note matures in three years and is payable in monthly installments of $20,276, including interest, based on a five-year amortization with the remaining balance to be paid at maturity.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt - continued

(15) On August 15, 2018, the Company refinanced a $2.0 million note payable for $4.0 million from a private lender by executing a 12% 3-year note payable $40,000 monthly starting September 15, 2018, with the remaining principal and interest balance payable at maturity. See February 20, 2020 extension below.

(16) On September 6, 2018, the Company borrowed $1.55 million from a bank lender to finance the acquisition of the remaining not-owned interest in a joint venture. The 10-year note payable has an initial interest rate of 5.95% until after five years when the interest rate is adjusted to the U.S. Treasury rate plus 3.5%, with a 5.95% floor. Monthly payments of $11,138, including interest, is due for five years until an adjustment in monthly payments based on the interest rate repricing. The Company paid approximately $40,000 in debt issuance costs at closing. In March and August 2020, certain principal and interest payments for this note were deferred to its maturity date. There are certain financial covenants with which the Company must be in compliance related to this note. We obtained a waiver of compliance from the bank lender for financial covenants as of September 30, 2020.

(17) On September 26, 2018, the Company refinanced a $500,000 12% note payable for $1.35 million from a private lender by executing a 9% 10-year note payable $17,101 monthly, including interest, until maturity.

(18) On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on November 1, 2021. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes are two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing are two notes for $500,000 and $100,000 borrowed from related parties (see Note 21) and one note for $300,000 borrowed from a non-officer employee in which the terms of the notes are the same as the rest of the lender group.

(19) On November 1, 2018, we acquired a club in Chicago that was partially financed by a $4.5 million 6-year 7% seller note. See additional details related to the acquisition in Note 16.

(20) On November 5, 2018, we acquired a club in Pittsburgh that was partially financed by two seller notes payable. The first note is a 2-year 7% note for $2.0 million and the second is a 10-year 8% note for $5.5 million. See additional details related to the acquisition in Note 16. On September 30, 2020, the maturity date for the first note was extended to February 2021.

(21) On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest. Certain principal and interest payments during the quarter ended June 30, 2020 were deferred until maturity date.

(22) On February 8, 2019, the Company refinanced a one-year bank note with a balance of $1.5 million, bearing an interest rate of 6.1%, with a construction loan with another bank, which has an interest rate of 6.0% adjusted after five years to prime plus 0.5% with a 6.0% floor per annum. The new construction loan, which has a maximum availability of $4.1 million, matures in 252 months from closing date and is payable interest-only for the first 12 months, then principal and interest of $29,571 monthly for the next 48 months, and the remaining term monthly payments of principal and interest based on the adjusted interest rate. The Company paid approximately $69,000 in loan costs of which approximately $19,600 was capitalized as debt issuance costs on the new construction loan with the remaining charged to interest expense. The Company also wrote off the remaining unamortized debt issuance costs of the old bank note to interest expense. There are certain financial covenants with which the Company must be in compliance related to this financing. In March 2020, certain principal and interest payments for this note were deferred to its maturity date. We are in compliance with these financial covenants as of September 30, 2020.

(23) In December 2019, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2022. The amendment did not have an impact in the Company’s results of operations and cash flows.

(24) On February 20, 2020, in relation to a $4.0 million 12% note payable earlier refinanced on August 15, 2018, the Company restructured the note with a private lender by executing a 12% 10-year note payable $57,388 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $4.0 million in August 2021. The refinancing did not have an impact on the Company’s results of operations and cash flows.

(25) On February 20, 2020, in relation to a $9.9 million 12% note payable that was partially paid during the December 2017 Refinancing Loan, the Company restructured the note, which had a balance of $5.2 million as of the amendment date, by executing a 12% 10-year note payable $74,515 monthly, including interest, starting March 2020. The restructured note eliminates a scheduled balloon principal payment of $3.8 million in October 2021. As a result of the refinancing, the Company wrote off approximately $25,400 in unamortized debt issuance cost as interest expense in our consolidated statement of operations for the year ended September 30, 2020.

(26) On May 1, 2020, the Company negotiated extensions to November 1, 2020 on $1,740,000 of $2,040,000 of notes to individuals that were due on May 1, 2020. The Company paid $300,000 to certain lenders and received $200,000 in new debt from existing lenders and their affiliates. The aggregate amount of debt due on these notes is now $1,940,000. In October 2020, $1,690,000 of these notes were again extended to November 2021.

(27) On May 8, 2020, the Company received approval and funding under the PPP of the CARES Act for its restaurants, shared service entity and lounge amounting to $5.4 million. If not forgiven, under the terms of the loans as provided by the CARES Act, the twelve PPP loans bear an interest rate of 1% per annum. As of the filing of this report, we have received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million. See Notes 3 and 11.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Debt – continued

Future maturities of debt obligations as of September 30, 2020 consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2021	$12,098	$4,405	$16,503
2022	11,032	2,350	13,382
2023	8,090	3,676	11,766
2024	8,642	-	8,642
2025	8,479	-	8,479
Thereafter	41,911	41,991	83,902
	$90,252	$52,422	$142,674

11. Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 24.5% and represents a blended income tax rate for that fiscal year. For fiscal 2020 and 2019, our federal corporate income tax rate was 21%.

Additionally, for the fiscal year ended September 30, 2018, in accordance with FASB ASC Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $8.8 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of September 30, 2018 and a corresponding income tax benefit reflected in our consolidated statements of operations for the fiscal year ended September 30, 2018. We recorded no remeasurement adjustment related to SEC Staff Accounting Bulletin No. 118.

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2020	2019	2018
		(As Revised)
Current
Federal	$215	$1,886	$2,438
State and local	560	1,037	1,219
Total current income tax expense (benefit)	775	2,923	3,657

Deferred
Federal	(1,248)	913	(8,096)
State and local	(20)	(92)	1,321
Total deferred income tax expense (benefit)	(1,268)	821	(6,775)

Total income tax expense (benefit)	$(493)	$3,744	$(3,118)

The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

11. Income Taxes - continued

Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2020	2019	2018
Computed expected income tax expense (benefit)	$(1,429)	$5,080	$4,371
State income taxes, net of federal benefit	253	672	804
Deferred taxes on subsidiaries acquired/sold	-	-	709
Permanent differences	395	45	85
Change in deferred tax liability rate	-	-	(8,832)
Change in valuation allowance	1,273	-	-
Tax credits	(945)	(900)	(808)
Other	(40)	(1,153)	553
Total income tax expense (benefit)	$(493)	$3,744	$(3,118)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2020	2019
Deferred tax assets:
Patron tax	$349	$621
Capital loss carryforwards	1,263	420
Other	2,046	-
Valuation allowance	(1,273)	-
	2,385	1,041
Deferred tax liabilities:
Intangibles	(14,106)	(14,491)
Property and equipment	(8,669)	(8,024)
Other	-	(184)
	(22,775)	(22,699)
	$(20,390)	$(21,658)

Included in the Company’s deferred tax liabilities at September 30, 2020 and 2019 is the tax effect of indefinite-lived intangible assets from club acquisitions amounting to approximately $14.9 million and $19.3 million, respectively, which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold or impaired.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

11. Income Taxes - continued

The following table shows the changes in the Company’s uncertain tax positions (in thousands):

	Years Ended September 30,
	2020	2019	2018
Balance at beginning of year	$-	$165	$865
Additions for tax positions of prior years	-	-	-
Decrease related to settlements with taxing authorities	-	-	(700)
Reduction due to lapse from closed examination	-	(165)	-
Balance at end of year	$-	$-	$165

The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service with only immaterial changes. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

On March 27, 2020, President Trump signed the CARES Act into law. As a result of this, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company has submitted its application for a PPP loan and on May 8, 2020 has received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. As of the filing of this report, we have received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining two PPP loans in whole or in part. See Note 3.

12. Commitments and Contingencies

Leases

See Note 22.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $2.2 million and $3.4 million as of September 30, 2020 and 2019, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2020, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nourdean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. As of December 12, 2020, briefing on the motion to dismiss is complete, and we are currently waiting for the court to rule on the motion. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

On August 16, 2019, a shareholder derivative action was filed in the Southern District of Texas, Houston Division against officers and directors Eric S. Langan, Phillip Marshall, Nourdean Anakar, Yura Barabash, Luke Lirot, Travis Reese, former director Steven Jenkins, and RCI Hospitality Holdings, Inc., as nominal defendant. The action alleges that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions regarding the Company’s business, operations, prospects, and legal compliance and engaged in or caused the Company to engage in, inter alia, related party transactions, questionable uses of corporate assets, and failure to maintain internal controls. The action asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Cecere v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Legal Matters – continued

SEC Matter and Internal Review

In mid- and late 2018, a series of negative articles about the Company was anonymously published in forums associated with the short-selling community. Subsequently in 2019, the SEC initiated an informal inquiry. In connection with these events, a special committee of the Company’s audit committee engaged independent outside counsel to conduct an internal review. Management of the Company fully cooperated with the internal review conducted by the special committee and its outside counsel. The board of directors has implemented the recommendations resulting from the internal review. As of the date hereof, the internal review has been completed.

Since the initiation of the informal inquiry in early 2019 and the investigation conducted by the SEC thereafter, the Company and its management have fully cooperated with the SEC.

On September 21, 2020, the SEC concluded its investigation and reached a settlement with the Company, Eric Langan, and Phil Marshall. Separately, the SEC also reached a settlement with a former director. As part of the settlement, the Company, Eric Langan, and Phil Marshall agreed, without admitting or denying the allegations, to an order instituting cease-and-desist proceedings regarding certain sections of the Securities Exchange Act of 1934 and certain rules promulgated thereunder.

The SEC’s order as to the Company, Eric Langan, and Phil Marshall found that, from fiscal 2014 through 2019, the Company failed to disclose a total of $615,000 in executive compensation in the form of perquisites. According to the order, these undisclosed perquisites included the cost of the personal use of the Company’s aircraft and Company-provided vehicles, reimbursements for personal airline flights, charitable corporate contributions to the school two of Mr. Langan’s children attended, and housing costs and meal allowance for Mr. Marshall. In addition, the order found that the Company failed to disclose related party transactions involving Mr. Langan’s father and brother and a director’s brother. The order further found that the Company failed to keep books and records that allowed it to report, and lacked sufficient internal controls concerning, these executive perquisites and related party transactions.

The SEC’s order as to the Company, Mr. Langan, and Mr. Marshall found that the Company and Mr. Langan violated, and Mr. Langan and Mr. Marshall caused the Company to violate, the proxy solicitation provisions of Section 14(a) of the Securities Exchange Act of 1934 and Rules 14a-3 and 14a-9 thereunder. The order further found that the Company violated, and Mr. Langan and Mr. Marshall caused the Company to violate, the reporting provisions of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 thereunder, the books and records provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and the disclosure controls provision of Rule 13a-15(a) under the Exchange Act. The Company, Mr. Langan, and Mr. Marshall have agreed, without admitting or denying the SEC’s findings, to a cease-and-desist order and to pay civil penalties in the amounts of $400,000, $200,000, and $35,000, respectively.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of September 30, 2020 and 2019. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

As set forth in the risk factors as disclosed in this report, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer’s work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.

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

Settlement of lawsuits for the years ended September 30, 2020, 2019, and 2018 total $174,000, $225,000, and $1.7 million, respectively. As of September 30, 2020 and 2019, the Company has accrued $100,000 and $115,000 in accrued liabilities, respectively, related to settlement of lawsuits.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

13. Common Stock

During the year ended September 30, 2018, the Company paid quarterly dividends of $0.03 per share for an aggregate amount of $1.2 million.

During the year ended September 30, 2019, the following common stock transactions occurred:

●	The Company acquired 128,040 shares of its own common stock at a cost of $2.9 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share, except for the fourth quarter when $0.04 per share was paid, for an aggregate amount of $1.3 million.

During the year ended September 30, 2020, the following common stock transactions occurred:

●	The Company acquired 516,102 shares of its own common stock at a cost of $9.5 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share, except for the second and fourth quarters when $0.04 per share was paid, for an aggregate amount of $1.3 million.

Subsequent to September 30, 2020 through the filing date of this report, we purchased 74,659 shares of the Company’s common stock for a total of $1.8 million.

14. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $171,000, $164,000, and $160,000 for the years ended September 30, 2020, 2019, and 2018, respectively.

15. Insurance Recoveries

One of our clubs in Washington Park, Illinois was temporarily closed due to a fire during the third quarter of 2019, and another club in Fort Worth, Texas sustained weather-related damage toward the end of fiscal 2018. During the fourth quarter of 2020, one club in Sulphur, Louisiana incurred damage from a hurricane. We wrote off the net carrying value of the assets destroyed in the said events and recorded corresponding recovery of losses or gains in as much as the insurers have paid us or where contingencies relating to the insurance claims have been resolved.

In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

		For the Year Ended September 30,
	Included in	2020	2019	2018
Consolidated balance sheets (period end)
Insurance receivable	Account receivable, net	$191	$1,197	$-

Consolidated statements of operations – loss (gain)
Business interruption	Other charges, net	$(176)	$(484)	$-
Property	Other charges, net	$596	$(284)	$(20)

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$384	$100	$-
Proceeds from property insurance claims	Investing activity	$945	$100	$20

The net property insurance gain/loss amount in fiscal 2020, 2019, and 2018 was net of assets written off and expenses amounting to $728,000, $629,000, and $0, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Acquisitions and Dispositions

2018 Acquisitions

At September 30, 2017, the Company held a $2.0 million note receivable related to the Drink Robust, Inc. (“Drink Robust”) disposition that occurred in September 2016. The note required interest-only monthly payments at a per annum rate of 4% beginning January of 2017 and principal and interest payments due monthly commencing in January 2018 and ending December 2032. Interest payments from January 2017 through December 2017 were made in the form of shares of the common stock of a manufacturing company. Cash was received for the January 2018 principal and interest payment; however, in April of 2018, the Company was informed that the note holder did not intend to make any future principal or interest payments due on the note. The Company had recourse to the personal assets of the note holder in the amount of $500,000 and entered into negotiations for settlement of the note in April 2018. On April 26, 2018, the Company forgave the $500,000 guaranteed portion of the note for 750,000 shares of common stock of the manufacturing company. Additionally, as part of the settlement, the Company acquired 78.5% of the remaining 80% ownership interest in Drink Robust, bringing its ownership interest to 98.5% with the payment of an outstanding liability to the Drink Robust distributor of $250,000. As a result of the payment, Drink Robust also obtained a three-year exclusive right of distribution for the Robust Energy Drinks in the United States. The Company estimated the fair value of the shares of the manufacturing company and the interest acquired in Drink Robust. The estimated fair value totals $450,000, which is net of the consideration of $250,000 owed to the Drink Robust distributor. As a result of the transaction, the Company impaired $1.55 million of the note receivable during the quarter ended March 31, 2018, with a remaining balance of $450,000 recorded within long-term assets at June 30, 2018. The Company accounted for the acquisition in the third quarter of 2018, when the transaction was executed and has finalized its estimate of the fair value of the shares acquired in the transaction, as well as its accounting for such ownership. The Company then acquired the remaining 1.5% interest in Drink Robust from an individual investor to complete its 100% ownership.

On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The transaction provides for the purchase of the real estate for $825,000 and other non-real estate business assets for $180,000, with goodwill amounting to $495,000, which is deductible for tax purposes. Since the acquisition date, the acquired club generated revenues of approximately $442,000 that are included in the Company’s consolidated statements of operations for the year ended September 30, 2018.

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

2019 Acquisitions

On November 1, 2018, the Company acquired the stock of a club in Chicago for $10.5 million with $6.0 million cash paid at closing and the $4.5 million in a 6-year seller-financed note with interest at 7%. The Company paid approximately $37,000 in acquisition-related costs for this transaction, which is included in selling, general and administrative expenses in our consolidated statement of operations. In fiscal 2019, the club generated revenue of approximately $5.0 million since acquisition date. In relation to this acquisition, on September 25, 2018, the Company borrowed $5.0 million through a credit facility with a bank lender. The loan has a 7% fixed interest rate with a maturity date in May 2019. The loan was fully paid as of June 30, 2019. Goodwill and SOB license for the Chicago acquisition are not amortized but are tested at least annually for impairment. Goodwill recognized for this transaction is not deductible for tax purposes. Noncompete is amortized on a straight-line basis over five years from acquisition date.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Acquisitions and Dispositions - continued

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$4,325
Inventory	57
Furniture and equipment	50
Noncompete	100
SOB license	5,252
Goodwill	2,003
Deferred tax liability	(1,287)
Net assets	$10,500

On November 5, 2018, the Company acquired the assets of a club in Pittsburgh for $15.0 million, with $7.5 million cash paid at closing and two seller notes payable. The first note is a 2-year 7% note for $2.0 million, and the second is a 10-year 8% note for $5.5 million. The Company paid acquisition-related costs for this transaction of approximately $134,000, which is included in selling, general and administrative expenses in our consolidated statement of operations. The club generated revenue of approximately $4.6 million since acquisition date. Goodwill for the Pittsburgh acquisition is not amortized but is tested at least annually for impairment. Goodwill recognized for this transaction is deductible for tax purposes. Noncompete is amortized on a straight-line basis over five years from acquisition date.

The following information summarizes the allocation of fair values assigned to the assets at acquisition date (in thousands):

Land and building	$5,000
Inventory	23
Furniture and equipment	200
Noncompete	100
Goodwill	9,677
Net assets	$15,000

2019 Dispositions

In October 2018, the Company sold its nightclub in Philadelphia for a total sales price of $1.0 million, payable $375,000 in cash at closing and a $625,000 9% note payable to us over a 10-year period. The note is payable interest-only for twelve months at the conclusion of which time a balloon payment of $250,000 is due, and then the remainder of the principal and interest is payable in 108 equal installments of $5,078 per month until October 2028. The buyer will lease the property from the Company’s real estate subsidiary under the following terms: $36,000 per month lease payments for ten years; renewal option for a succeeding ten years at a minimum of $48,000 per month; lessee has option to purchase the property for $6.0 million during a term beginning November 2023 and expiring in October 2028. The Company recorded a gain on the sale transaction of approximately $879,000, which is included in other charges (gains), net in our consolidated statement of operations during the quarter ended December 31, 2018. In July 2019, the Company and the buyer agreed to modify the promissory note to include in principal (i) rental payments from April to September 2019, (ii) accrued property taxes, (iii) accrued occupancy taxes, and (iv) two months of outstanding interest payments for a total principal balance of $879,085. The note, as modified, still bears interest at 9% and is payable in 108 equal monthly installments of $11,905, including principal and interest, until July 2028.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Acquisitions and Dispositions - continued

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

2020 Dispositions

On April 1, 2020, the Company sold a corporate housing property to an employee for $375,000 in cash with an approximate gain of $20,000.

On May 22, 2020, the Company sold land adjacent to one of our Bombshells locations in Houston for $1.5 million in cash. Net gain on the transaction was $583,000 after closing costs. The net proceeds of $1.4 million were used to pay down related debt.

On August 6, 2020, the Company sold another corporate housing property for $176,000 in cash with an approximate gain of $26,000. The net proceeds of $160,500 were used to pay down related debt.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

17. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2020, 2019, and 2018 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Revenues(1)	$48,394	$40,426	$14,721	$28,786
Income (loss) from operations(1)	$9,686	$(2,475)	$(4,657)	$192
Net income (loss) attributable to RCIHH stockholders(1)	$5,634	$(3,452)	$(5,474)	$(2,793)
Earnings (loss) per share(1)
Basic and diluted	$0.60	$(0.37)	$(0.60)	$(0.31)
Weighted average number of common shares outstanding
Basic and diluted	9,322	9,225	9,125	9,124

	For the Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Revenues	$44,023	$44,826	$47,027	$45,183
Income from operations(2)	$11,132	$11,166	$9,974	$2,429
Net income attributable to RCIHH stockholders(2)	$7,463	$6,735	$5,638	$458
Earnings per share(2)
Basic and diluted	$0.77	$0.70	$0.59	$0.05
Weighted average number of common shares outstanding
Basic and diluted	9,713	9,679	9,620	9,616

	For the Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenues	$41,212	$41,226	$42,634	$40,676
Income from operations(3)	$9,140	$8,231	$9,492	$699
Net income (loss) attributable to RCIHH stockholders(3)	$14,311	$4,685	$5,389	$(3,506)
Earnings (loss) per share(3)
Basic and diluted	$1.47	$0.48	$0.55	$(0.36)
Weighted average number of common shares outstanding
Basic and diluted	9,719	9,719	9,719	9,719

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Fiscal year 2020 revenues during the second through the fourth quarter were significantly affected by the COVID-19 pandemic. Income (loss) from operations, net income (loss) attributable to RCIHH stockholders, and earnings (loss) per share included the impact of a $10.6 million in asset impairments ($8.2 million in the second quarter, $982,000 in the third quarter, and $1.4 million in the fourth quarter). Net loss attributable to RCIHH stockholders and loss per share during the fourth quarter was also affected by the $1.3 million valuation allowance on our deferred tax assets. Quarterly effective income tax expense (benefit) rate was 22.0%, (28.9)%, (20.5)%, and 36.3% from first to fourth quarter, respectively.

(2)	Fiscal year 2019 income from operations, net income attributable to RCIHH stockholders, and earnings per share included the impact of a $6.0 million in asset impairments in the fourth quarter, a $2.9 million net gain on sale of businesses and assets ($1.2 million in the first quarter, $1.1 million in the second quarter, $0.3 million in the third quarter, and $0.4 million in the fourth quarter), and a $0.8 million net gain on insurance ($0.1 million net loss in the third quarter and $0.9 million net gain in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 8.4%, 22.3%, 24.1%, and (371.7)% from first to fourth quarter, respectively. See Note 4 related to revision of prior year immaterial misstatement.

(3)	Fiscal year 2018 income from operations, net income attributable to RCIHH stockholders, and earnings per share included the impact of a $1.6 million loss on disposition in the second quarter, a $5.6 million in asset impairments ($1.6 million in the second quarter and $4.0 million in the fourth quarter), and a $8.8 million deferred income tax benefit related to the revaluation of deferred tax assets and liabilities ($9.7 million credit in the first quarter, $38,000 expense in the second quarter, and $827,000 expense in the fourth quarter). Quarterly effective income tax expense (benefit) rate was (134.3)%, 24.2%, 25.3%, and 103.8% from first to fourth quarter, respectively.

Our nightclub operations are normally affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters), but in fiscal 2020, due to the COVID-19 pandemic, revenues during the second through the fourth quarter were significantly reduced. Our revenues in certain markets are also affected by sporting events that cause unusual changes in sales from year to year.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

18. Impairment of Assets

During the year ended September 30, 2018, we recorded aggregate impairment charges of $5.6 million comprised of $1.6 million for property and equipment of one club and one Bombshells, $834,000 for goodwill impairment of two club reporting units, and $3.1 million for SOB licenses of three clubs.

During the year ended September 30, 2019, we recorded aggregate impairment charges of $6.0 million comprised of $1.6 million for the goodwill of four club reporting units, $4.2 million for property and equipment of two clubs, and $178,000 for SOB license of one club.

During the year ended September 30, 2020, we recorded aggregate impairment charges of $10.6 million comprised of $7.9 million for goodwill of seven club reporting units, $2.3 million for SOB licenses of two clubs, $406,000 for long-lived assets of one club and one Bombshells unit ($302,000 for property and equipment and $104,000 for operating lease right-of-use assets). The impairment charges for fiscal 2020 were mainly due to lower cash flow projections and uncertainty risk caused by the pandemic.

19. Segment Information

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

19. Segment Information - continued

Below is the financial information related to the Company’s reportable segments (in thousands):

	2020	2019	2018
Revenues (from external customers)
Nightclubs	$88,373	$148,606	$140,060
Bombshells	43,215	30,828	24,094
Other	739	1,625	1,594
	$132,327	$181,059	$165,748

Income (loss) from operations
Nightclubs	$13,118	$50,724	$43,624
Bombshells	9,245	2,307	2,040
Other	(684)	(309)	(252)
General corporate	(18,933)	(18,021)	(17,850)
	$2,746	$34,701	$27,562

Capital expenditures
Nightclubs	$3,477	$6,645	$2,052
Bombshells	2,114	10,457	22,522
Other	-	27	33
General corporate	145	3,579	656
	$5,736	$20,708	$25,263

Depreciation and amortization
Nightclubs	$5,799	$6,401	$5,404
Bombshells	1,785	1,374	1,265
Other	415	416	179
General corporate	837	881	874
	$8,836	$9,072	$7,722

	September 30, 2020	September 30, 2019	September 30, 2018
Total assets(1)
Nightclubs	$277,960	$274,071	$252,335
Bombshells	48,991	44,144	39,560
Other	1,269	1,773	1,978
General corporate	32,713	34,768	35,859
	$360,933	$354,756	$329,732

(1)	See Note 4 for a discussion of revision of prior year immaterial misstatement.

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $11.1 million, $10.0 million, and $9.0 million for 2020, 2019, and 2018, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $70,000, $140,000, and $26,000 for the same respective years. These intercompany revenue amounts are eliminated upon consolidation.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

20. Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity. Revenue, expenses and net income attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of operations.

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

21. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2020 and 2019 was $83.8 million and $86.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 10) were notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our director Nourdean Anakar) and another note for $100,000 (Allen Chhay, brother of Company CFO, Bradley Chhay) as part of a larger group of private lenders. The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $59,000 in fiscal 2020, $134,000 in fiscal 2019, and $321,000 in fiscal 2018. As of September 30, 2020 and 2019, we owed Nottingham Creations and Sherwood Forest $0 and $6,588, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $19,000, $452,000, and $120,000 for the fiscal years 2020, 2019, and 2018, respectively. Amounts billed directly to the Company were approximately $62,000, $47,000, and $7,000 for the fiscal years 2020, 2019, and 2018, respectively. As of September 30, 2020 and 2019, the Company owed TW Mechanical approximately $5,700 and $0, respectively, in unpaid direct billings.

22. Leases

ASC 840 (Related to Fiscal 2019 and 2018)

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Included in lease expense in our consolidated statements of operations (see Note 6) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $19,500, $78,000, and $55,250 for the years ended September 30, 2020, 2019, and 2018, respectively. This lease terminated on December 31, 2019 and was scoped out upon adoption of ASC 842 on October 1, 2019.

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our consolidated statements of operations. Under ASC 840, we recorded lease expense amounting to $3.9 million and $3.8 million for the years ended September 30, 2019 and 2018, respectively.

ASC 842 (Related to Fiscal 2020)

The Company adopted ASC 842 as of October 1, 2019. The Company’s adoption of ASC 842 included renewal or termination options for varying periods which we deemed reasonably certain to exercise. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling, general and administrative expenses in our consolidated statement of operations.

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

Our adoption of ASC 842 did not have a material impact on our lease revenue accounting as a lessor. See Note 5.

Future maturities of ASC 842 lease liabilities as of September 30, 2020 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
October 2020 - September 2021	$1,628	$1,593	$3,221
October 2021 - September 2022	1,742	1,491	3,233
October 2022 - September 2023	1,678	1,387	3,065
October 2023 - September 2024	1,775	1,283	3,058
October 2024 - September 2025	1,953	1,171	3,124
Thereafter	18,291	5,421	23,712
	$27,067	$12,346	$39,413

Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our consolidated statement of operations, except for sublease income which was included in other revenue, for the year ended September 30, 2020 as follows (in thousands):

Year Ended September 30, 2020
Operating lease expense – fixed payments	$3,244
Variable lease expense	381
Short-term equipment and other lease expense (includes $315 recorded in advertising and marketing, and $372 recorded in repairs and maintenance; see Note 6)	1,122
Sublease income	(9)
Total lease expense, net	$4,738

Other information:
Operating cash outflows from operating leases	$4,562
Weighted average remaining lease term	13 years
Weighted average discount rate	6.1%

In relation to certain rent concessions that we received from certain of our lessors in view of the COVID-19 pandemic, we accounted for those rent concessions as deferral of payments as if the lease is unchanged. Any reduction in total lease expense during the period caused by either an extension of the lease term or a forgiveness of certain lease payments is accounted for as variable lease payment adjustments.

RCI HOSPITALITY HOLDINGS, INC.

Schedule of Valuation and Qualifying Accounts

(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful accounts receivable

Fiscal 2018	$-	$106	$(106)	$-
Fiscal 2019	$-	$241	$(140)	$101
Fiscal 2020	$101	$347	$(187)	$261

Allowance for doubtful notes receivable

Fiscal 2018	$-	$-	$-	$-
Fiscal 2019	$-	$-	$-	$-
Fiscal 2020	$-	$602	$(420)	$182

Deferred tax asset valuation allowance(3)

Fiscal 2018	$-	$-	$-	$-
Fiscal 2019	$-	$-	$-	$-
Fiscal 2020	$-	$1,273	$-	$1,273

(1)	Charged to bad debts expense (under other selling, general and administrative expenses) in the consolidated statements of operations.
(2)	Written off against gross receivable and allowance.
(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to the proper design and implementation of controls over our income tax provision, specifically over management’s review of the income tax provision. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2020.

The Company’s independent registered public accounting firm, Friedman, LLP, has expressed an adverse opinion on our internal control over financial reporting as of September 30, 2020 in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.

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

Management will enhance our risk assessment process over the design and implementation of internal controls over the income tax provision, including enhanced review controls to be performed by senior accounting management.

It is our belief that these added controls will effectively remediate the existing material weakness.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we identified a material weakness in internal control related to ineffective financial statement close and reporting controls in the areas of management review of financial statement information, independent review of journal entries, disclosure of related party transactions and accounting for loss contingencies.

Remediation Efforts to Address Material Weakness

In response to the previously reported material weakness, management has made the following changes:

●	developed policies and procedures to enhance the precision of management review of financial statement information;
●	implemented policies and procedures to enhance independent review of journal entries;
●	developed and implemented procedures to ensure the completeness of related party disclosures; and
●	developed and implemented procedures related to the identification and accounting for loss contingencies.

During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and, with the exception of the new material weakness related to the income tax provision described above, management has concluded that the previously reported material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited RCI Hospitality Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Ineffective controls related to management’s review of the income tax provision.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated December 14, 2020, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated December 14, 2020, expressed an unqualified opinion.

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
December 14, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of seven persons. The following table sets forth our Directors and executive officers as of December 8, 2020:

Name	Age	Position
Eric S. Langan	52	Director, Chairman, Chief Executive Officer, President
Bradley Chhay	37	Chief Financial Officer
Travis Reese	51	Director and Executive Vice President
Luke Lirot	64	Director
Nourdean Anakar	63	Director
Yura Barabash	45	Director
Elain J. Martin	63	Director
Arthur Allan Priaulx	80	Director

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

Involvement in certain legal proceedings: On September 21, 2020, as part of the settlement of a civil administrative proceeding with the SEC, Mr. Langan agreed, without admitting or denying the findings, to a cease-and-desist order regarding certain sections of the Securities Exchange Act of 1934 and certain rules promulgated thereunder. See the subsection “SEC Matter and Internal Review” under the “Legal Matters” section within Note 12 to our consolidated financial statements within this Annual Report on Form 10-K for a description of the settlement and order, which description is incorporated herein by reference.

Bradley Chhay was appointed as our CFO on September 14, 2020. He is a Certified Public Accountant (CPA), Certified Fraud Examiner (CFE), and Certified Information Systems Auditor (CISA). He joined us in November 2015 as Controller in charge of migrating the company to an upgraded ERP system and enhancing internal and external audit and SEC reporting functions. From 2007 through 2009, he was an auditor for Deloitte & Touche LLP. From 2009 through 2013, he served as Internal Audit Senior, IT Auditor, and Senior Fraud Auditor for Live Nation Entertainment, Inc. of Beverly Hills, a publicly-traded company that markets tickets for live entertainment worldwide, owns and operates entertainment venues, and manages music artists. From 2013 through 2015, Mr. Chhay was an Audit Supervisor and Global ERP Project Lead for RigNet, Inc. of Houston, a publicly-traded digital technology company serving the oil and gas, maritime and government markets. After RigNet, he briefly served as CFO for a smaller, privately-held, multi-unit restaurant chain.

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

Yura Barabash became a director on September 19, 2017. Mr. Barabash has been a Chief Operating Officer of Gingko Online Learning LLC, private online learning company in Florida since July 2020 and a consultant to Chengdu Gingko Education Management, educational management company in Chengdu, China since August 2019. Mr. Barabash has extensive corporate finance experience across multiple industries domestically and internationally, and has been involved in multiple equity and debt financings and M&A transactions for public and private companies in the US, China, Brazil, EU and Russia. From 2016 to June 2019 he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport data enabled digital media company in the world. Prior to joining Motorsport Network, he was an investment banker at Primary Capital from 2011 until 2016. Previously, Mr. Barabash was an investment banker at Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash is a valuable member of the Board of Directors based on his extensive corporate finance and investment banking experience across multiple industries domestically and internationally with a wide range of transactions (debt and equity). He also possesses extensive financial modeling and investor relationship experience and experience in diligence, governance and accounting.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2020, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2020, except for (i) two untimely Form 4s filed on March 19, 2020 and July 24, 2020 by Elaine Martin, our director, with respect to a total of seven transactions occurring on March 13, 16, and 19, 2020, and (ii) an untimely Form 4 filed on February 12, 2020 by each of Eric Langan, our Chief Executive Officer; Phillip Marshall, our former Chief Financial Officer; and Travis Reese, our Director and Executive Vice President, with respect to the same transaction involving an investment club.

CODE OF ETHICS

We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2020, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held on September 14, 2020, approximately 96.6% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

Perquisites and Other Personal Benefits

The Company’s executive officers participate in the Company’s other benefit plans on the same terms as other employees on a non-discriminatory basis. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations. The Company does not provide named executive officers with any significant perquisites or other personal benefits except for personal travel using Company-owned automobiles and/or aircrafts, and housing and living expenses for our former CFO. In September 2019, the board of directors approved an aircraft policy allowing personal use of Company aircrafts as follows: (1) 25 hours per fiscal quarter for our CEO, and (2) 12 hours each per fiscal quarter for other executive officers.

SUMMARY COMPENSATION TABLE

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2020, 2019, and 2018 of our named executive officers.

				All Other
Name and		Salary	Bonus	Compensation(1)	Total
Principal Position	Year	($)	($)	($)	($)
Eric S. Langan	2020	1,073,077	-	95,975	1,169,052
President and Chief Executive Officer	2019	1,200,000	-	81,355	1,281,355
	2018	1,015,384	-	119,904	1,135,288

Bradley Chhay(2)	2020	269,231	25,000	50,333	344,564
Chief Financial Officer

Travis Reese	2020	348,750	-	66,418	415,168
Executive Vice President	2019	390,000	-	76,622	466,622
	2018	346,854	-	73,722	420,576

Phillip K. Marshall(2)	2020	290,625	25,000	58,837	374,462
Former Chief Financial Officer	2019	325,000	-	34,067	359,067
	2018	294,231	-	32,580	326,811

(1)	All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, personal use of aircraft, and housing and living expenses. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, and major periodic maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer (until fiscal 2019), plus cost of insurance, registration, repairs, maintenance, tolls, fuel, and starting fiscal 2020, tax reimbursement on automobile fringe benefits.

A table of All Other Compensation for fiscal 2020 for our named executive officers is presented below:

	SIMPLE IRA Matching Contribution	Automobile Expenses	Personal Use of Aircraft	Housing and Living Expenses	Total All Other Compensation
Name	($)	($)	($)	($)	($)
Eric S. Langan	16,880	33,006	46,089	-	95,975

Bradley Chhay	8,394	38,840	3,099	-	50,333

Travis Reese	6,750	59,668	-	-	66,418

Phillip K. Marshall	8,906	33,059	-	16,872	58,837

(2)	Mr. Chhay assumed the role of Chief Financial Officer when Mr. Marshall retired as the Company’s Chief Financial Officer on September 14, 2020.

CEO Pay Ratio

We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2020.

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

During the fiscal year ended September 30, 2020, the employment of the median employee that was identified in our Form 10-K for the fiscal year ended September 30, 2019 and 2018 was terminated. We recalculated and identified a new median employee using the same methodology as mentioned above.

The compensation for our CEO in fiscal 2020 of $1,169,052 was approximately 17 times the compensation of our fiscal 2020 median employee of $67,654.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for fiscal 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2020.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2019

There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2020.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2020, and we paid our independent directors $30,000 in cash for the fiscal year. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2020:

Fees earned or paid in cash
Name	($)
Nourdean Anakar	30,000
Luke C. Lirot	30,000
Yura Barabash	30,000
Elaine Martin	30,000
Arthur Allan Priaulx	30,000
Eric S. Langan	-
Travis Reese	-

EMPLOYMENT AGREEMENTS

On January 31, 2020, the employment agreements with Eric S. Langan, our Chief Executive Officer and President, and Travis Reese, our Executive Vice President, expired. We are presently in the process of negotiating new employment agreements with these individuals. During this process, the Compensation Committee has determined that these executive officers will continue to receive the pay and benefits provided under their previous employment agreements. Under their respective agreements, Mr. Langan’s annual salary was $1,200,000 and Mr. Reese’s annual salary was $390,000. Each of the agreements also provided for bonus eligibility, expense reimbursement, participation in all benefit plans maintained by us for salaried employees and two weeks paid vacation.

We are also in the process of negotiating an employment agreement with Bradley Chhay who was appointed Chief Financial Officer on September 14, 2020. During this process, the Compensation Committee has determined to pay him an annual salary of $400,000.

Currently, our executive officers do not have long-term incentive plans or defined benefit or actuarial plans outstanding.

EMPLOYEE STOCK OPTION PLANS

The Company’s 2010 Stock Option Plan, as amended, contractually expired on September 30, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 8, 2020, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 8,999,910 shares of common stock outstanding at December 8, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 8, 2020 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of December 8, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Number of shares		Title of class	Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	701,870	(2)	Common stock	7.80%

Bradley Chhay	3,370	(3)	Common stock	*

Yura Barabash	-0-		Common stock	*

Travis Reese	14,141	(4)	Common stock	*

Nourdean Anakar	-0-		Common stock	*

Luke Lirot	518		Common stock	*

Elaine Martin	7,221		Common stock	*

Arthur Allan Priaulx	2,000		Common stock	*

All of our Directors and Officers as a Group of eight persons	725,380		Common stock	8.06%

Other > 5% Security Holders

Cooper Capital Securities, L.P. (5)	547,170		Common stock	6.08%

BlackRock, Inc. (6)	596,667		Common stock	6.63%

ADW Capital Partners, L.P.(7)	457,000		Common stock	5.08%

Greenhaven Road Investment Management, L.P. (8)	500,010		Common stock	5.56%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Includes 1,870 shares held in an investment club over which Mr. Langan has shared voting and investment power. As of the date of this report, Mr. Langan owns less than 0.1% of the investment club.

(3)	Includes 1,870 shares held in an investment club over which Mr. Chhay has shared voting and investment power. As of the date of this report, Mr. Chhay owns approximately 3.8% of the investment club.

(4)	Includes 1,870 shares held in an investment club over which Mr. Reese has shared voting and investment power. As of the date of this report, Mr. Reese owns approximately 1.6% of the investment club.

(5)	Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2020 by Cooper Capital Securities, L.P., Cooper Capital Management, LLC, Adam Mikkelsen and Yilaap Lai. Cooper Capital Management is the general partner of Cooper Capital Securities; Adam Mikkelsen is the managing member of Cooper Capital Management; and Yilaap Lai is the limited partner of Cooper Capital Securities. Cooper Capital Securities beneficially owned 547,170 shares, with shared voting power over 425,852 shares, and shared dispositive power over 425,852 shares. The address of Cooper Capital Securities is 520 Newport Center Drive, Suite 500, Newport Beach, California 92660.

(6)	Based on the most recently available Schedule 13G filed with the SEC on February 7, 2020 by BlackRock Inc. BlackRock beneficially owned 596,667 shares, with sole voting power over 581,097 shares and sole dispositive power over 596,667 shares. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(7)	Based on the most recently available Schedule 13G filed with the SEC on May 21, 2020 by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden. ADW Capital Management, LLC is the general partner and investment manager of ADW Capital Partners, L.P. Mr. Wyden is the sole manager of ADW Capital Management, LLC. ADW Capital Partners, L.P is the record and direct beneficial owner of 457,000 shares, with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is 1133 Broadway, Suite 719, New York, New York 10010.

(8)

Based on the most recently available Schedule 13G filed with the SEC on September 4, 2020 by Scott Stewart Miller, Greenhaven Road Investment Management, LP (the “Investment Manager”), MVM Funds, LLC (the “General Partner”), Greenhaven Road Capital Fund 1, L.P. (“Fund 1”), and Greenhaven Road Capital Fund 2, L.P. (“Fund 2”, and together with Fund 1, the “Funds”). Each Fund is a private investment vehicle. The Funds directly beneficially own the common stock. The Investment Manager is the investment manager of the Funds. The General Partner is the general partner of the Funds and the Investment Manager. Mr. Miller is the controlling person of the General Partner. Mr. Miller, the Investment Manager and the General Partner may be deemed to beneficially own the common stock directly beneficially owned by the Funds, with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is c/o Royce & Associates LLC, 8 Sound Shore Drive, Suite 190, Greenwich, CT 06830.

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

In November 2018, we borrowed $500,000 from Ed Anakar and $100,000 from Allen Chhay as part of a larger group of private lenders. The note bears interest at the rate of 12% per annum and matures in November 2021. The note is payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. Ed Anakar is the brother of Nourdean Anakar, a director of the Company. We paid Ed Anakar, our director of operations – club division, employment compensation of $502,404, $550,000, and $488,462 during the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Allen Chhay is the brother of Bradley Chhay, our CFO, and is not employed by the Company or any of its subsidiaries.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $59,000 in fiscal 2020, $134,000 in fiscal 2019, and $321,000 in fiscal 2018. As of September 30, 2020 and 2019, we owed Nottingham Creations and Sherwood Forest $0 and $6,588, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $19,000, $452,000, and $120,000 for the fiscal years 2020, 2019, and 2018, respectively. Amounts billed directly to the Company were approximately $62,000, $47,000, and $7,000 for the fiscal years 2020, 2019, and 2018, respectively. As of September 30, 2020 and 2019, the Company owed TW Mechanical approximately $5,700 and $0, respectively, in unpaid direct billings.

Review, Approval, or Ratification of Related Transactions

On September 23, 2019, the Board of Directors, acting upon the recommendation of its Audit Committee, adopted a written related party transaction policy, under which related party transactions are subject to review, approval, rejection, modification and/or ratification by the Audit Committee. The policy provides that prior to the entry into any transaction between the Company and one of its officers, directors, 5% shareholders or an immediate family member of any of the foregoing (a “related party”), such transaction will be reported to the Company’s chief compliance officer. The Company’s chief compliance officer will undertake an evaluation of the transaction. If that evaluation indicates that the transaction would require the Audit Committee’s approval, the Company’s chief compliance officer will report this transaction to the Audit Committee. The Audit Committee will review the material facts of all related party transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the related party transaction. If advance Audit Committee approval of a related party transaction is not feasible, then the related party transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account factors it deems appropriate. In the event that the Audit Committee determines not to ratify and approve the related party transaction, then the Audit Committee will instruct that the related party transaction be rescinded or unwound. The Audit Committee will not approve or ratify any related party transaction unless it deems that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Audit Committee.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Friedman LLP for the fiscal year 2020 and partial 2019, and by BDO USA, LLP for partial fiscal 2019 (in thousands).

	Friedman 2020	Friedman 2019	BDO 2019

Audit fees	$1,945	$401	$670
Audit-related fees	-	-	-
Tax fees	-	-	208
All other fees	-	-	237

Total	$1,945	$401	$1,115

“Audit fees” include fees billed for professional services rendered in connection with the annual audit and quarterly reviews of the Company’s consolidated financial statements, the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and assistance with securities filings other than periodic reports.

There were no “Audit-related fees” in fiscal 2020 or 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $62,539,366.08 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.2	Amended and Restated Promissory Note for $10,558,311.35 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.3	Amended and Restated Promissory Note for $8,147,572.57 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

4.4	The description of our common stock

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.2	Employment Agreement with Travis Reese. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.3	Employment Agreement with Phillip K. Marshall. (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2018.) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan to Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2017) *

16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on July 18, 2019) *

21.1	Subsidiaries

23.1	Consent of Friedman LLP

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2020.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2020

/s/ Bradley Chhay
Bradley Chhay	Chief Financial Officer and Principal Accounting Officer	December 14, 2020

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2020

/s/ Nourdean Anakar
Nourdean Anakar	Director	December 14, 2020

/s/ Yura Barabash
Yura Barabash	Director	December 14, 2020

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2020

/s/ Elaine Martin
Elaine Martin	Director	December 14, 2020

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	December 14, 2020

