Form 10-Q
period 2020-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2021-02-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, 8,999,910 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2020	September 30, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,967	$15,605
Accounts receivable, net	5,334	6,767
Current portion of notes receivable	211	201
Inventories	2,394	2,372
Prepaid expenses and other current assets	5,348	6,488
Total current assets	30,254	31,433
Property and equipment, net	180,548	181,383
Operating lease right-of-use assets, net	25,125	25,546
Notes receivable, net of current portion	2,965	2,908
Goodwill	45,686	45,686
Intangibles, net	73,149	73,077
Other assets	882	900
Total assets	$358,609	$360,933

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,601	$4,799
Accrued liabilities	13,100	14,573
Current portion of debt obligations, net	15,685	16,304
Current portion of operating lease liabilities	1,658	1,628
Total current liabilities	34,044	37,304
Deferred tax liability, net	20,390	20,390
Debt, net of current portion and debt discount and issuance costs	119,136	125,131
Operating lease liabilities, net of current portion	25,017	25,439
Other long-term liabilities	360	362
Total liabilities	198,947	208,626

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,000 and 9,075 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	90	91
Additional paid-in capital	50,040	51,833
Retained earnings	110,080	100,797
Total RCIHH stockholders’ equity	160,210	152,721
Noncontrolling interests	(548)	(414)
Total equity	159,662	152,307
Total liabilities and equity	$358,609	$360,933

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2020	2019
Revenues
Sales of alcoholic beverages	$17,360	$20,743
Sales of food and merchandise	8,609	7,447
Service revenues	10,060	17,193
Other	2,369	3,011
Total revenues	38,398	48,394
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,262	4,146
Food and merchandise sold	2,863	2,553
Service and other	79	77
Total cost of goods sold (exclusive of items shown separately below)	6,204	6,776
Salaries and wages	11,486	13,223
Selling, general and administrative	12,152	16,531
Depreciation and amortization	2,023	2,204
Other gains, net	(50)	(26)
Total operating expenses	31,815	38,708
Income from operations	6,583	9,686
Other income (expenses)
Interest expense	(2,434)	(2,485)
Interest income	60	98
Non-operating gain (losses), net	4,916	(72)
Income before income taxes	9,125	7,227
Income tax expense (benefit)	(384)	1,593
Net income	9,509	5,634
Net loss attributable to noncontrolling interests	134	-
Net income attributable to RCIHH common shareholders	$9,643	$5,634

Earnings per share
Basic and diluted	$1.07	$0.60

Weighted average number of common shares outstanding
Basic and diluted	9,019	9,322

Dividends per share	$0.04	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional		Treasury Stock
	Number		Paid-In	Retained	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	of Shares	Amount	Interests	Equity
Balance at September 30, 2020	9,075	$91	$51,833	$100,797	-	$-	$(414)	$152,307
Purchase of treasury shares	-	-	-	-	(75)	(1,794)	-	(1,794)
Canceled treasury shares	(75)	(1)	(1,793)	-	75	1,794	-	-
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income	-	-	-	9,643	-	-	(134)	9,509
Balance at December 31, 2020	9,000	$90	$50,040	$110,080	-	$-	$(548)	$159,662

Balance at September 30, 2019	9,591	$96	$61,312	$108,168	-	$-	$(156)	$169,420
Purchase of treasury shares	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	(279)
Payment to noncontrolling interests	-	-	-	-	-	-	(10)	(10)
Net income	-	-	-	5,634	-	-	-	5,634
Balance at December 31, 2019	9,258	$93	$54,874	$113,523	-	$-	$(166)	$168,324

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,509	$5,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023	2,204
Deferred income tax benefit	-	(150)
Gain on sale of businesses and assets	(5)	(30)
Unrealized loss on equity securities	33	72
Amortization of debt discount and issuance costs	51	61
Gain on debt extinguishment	(4,920)	-
Noncash lease expense	421	329
Gain on insurance	(250)	(20)
Doubtful accounts reversal on notes receivable	(93)	-
Changes in operating assets and liabilities:
Accounts receivable	1,433	2,345
Inventories	(22)	(141)
Prepaid expenses, other current and other assets	1,125	1,565
Accounts payable, accrued and other liabilities	(3,031)	(1,596)
Net cash provided by operating activities	6,274	10,273
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	-	51
Proceeds from insurance	250	932
Proceeds from notes receivable	26	357
Payments for property and equipment and intangible assets	(1,289)	(4,058)
Net cash used in investing activities	(1,013)	(2,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	-	318
Payments on debt obligations	(1,745)	(2,081)
Purchase of treasury stock	(1,794)	(6,441)
Payment of dividends	(360)	(279)
Distribution to noncontrolling interests	-	(10)
Net cash used in financing activities	(3,899)	(8,493)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,362	(938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,605	14,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,967	$13,159

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $0 and $120, respectively)	$3,108	$2,423
Income taxes	$-	$259

Noncash investing and financing transactions:
Principal of Paycheck Protection Program loans forgiven	$4,920	$-
Operating lease right-of-use assets established upon adoption of ASC 842	$-	$27,310
Deferred rent liabilities reclassified upon adoption of ASC 842	$-	$1,241
Operating lease liabilities established upon adoption of ASC 842	$-	$28,551
Unpaid liabilities on capital expenditures	$-	$253

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

2. Recent Accounting Standards and Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires, among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted ASU 2016-13 as of October 1, 2020. Our adoption of this guidance did not have a significant impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted ASU 2018-13 as of October 1, 2020. Our adoption of this guidance did not have a significant impact on our consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU 2019-01 as of October 1, 2020. Our adoption of this guidance did not have an impact on our consolidated financial statements.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Impact of COVID-19 Pandemic

In March 2020, former President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. Since March 2020, we have temporarily closed and reopened several of our clubs and restaurants.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and we are uncertain as to when and if they will generate positive cash flows for us. Depending on the timing and number of locations we are allowed to open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Notes 6 and 8. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During the quarter ended December 31, 2020, we received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million and included in non-operating gains (losses), net in our unaudited condensed consolidated statement of income. Subsequent to December 31, 2020, we received another forgiveness notice for one PPP loan which forgave 100% of the loan or $378,000 in principal. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining PPP loan in whole or in part.

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

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. Based on our evaluation, we determined that there is no impairment in our goodwill, indefinite-lived intangibles, and long-lived assets as of December 31, 2020.

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Lease revenue (included in other revenues) is recognized when earned (recognized over time) and is more appropriately covered by guidance under ASC 842, Leases. See Note 12.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 10), are shown below (in thousands):

	Three Months Ended December 31, 2020					Three Months Ended December 31, 2019
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$9,634		$7,726	$-	$17,360	$14,684		$6,059	$-	$20,743
Sales of food and merchandise	3,423		5,186	-	8,609	3,264		4,183	-	7,447
Service revenues	9,998		62	-	10,060	17,094		99	-	17,193
Other revenues	2,142		32	195	2,369	2,817		9	185	3,011
	$25,197		$13,006	$195	$38,398	$37,859		$10,350	$185	$48,394

Recognized at a point in time	$24,835		$13,006	$193	$38,034	$37,434		$10,350	$178	$47,962
Recognized over time	362	*	-	2	364	425	*	-	7	432
	$25,197		$13,006	$195	$38,398	$37,859		$10,350	$185	$48,394

*	Lease revenue (included in Other Revenues) as covered by ASC 842. All other revenues are covered by ASC 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2020	Consideration Received	Recognized in Revenue	Balance at December 31, 2020
Ad revenue	$92	$200	$(159)	$133
Expo revenue	211	18	-	229
Other	33	52	(27)	58
	$336	$270	$(186)	$420

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.

On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells location in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	December 31, 2020	September 30, 2020
Credit card receivables	$1,058	$880
Income tax refundable	2,513	4,325
Insurance receivable	-	191
ATM in-transit	271	160
Other (net of allowance for doubtful accounts of $357 and $261, respectively)	1,492	1,211
Total accounts receivable, net	$5,334	$6,767

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $88,000 and $182,000 as of December 31, 2020 and September 30, 2020, respectively.

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2020	September 30, 2020
Prepaid insurance	$3,745	$4,884
Prepaid legal	733	735
Prepaid taxes and licenses	140	428
Prepaid rent	32	37
Other	698	404
Total prepaid expenses and other current assets	$5,348	$6,488

The components of accrued liabilities are as follows (in thousands):

	December 31, 2020	September 30, 2020
Insurance	$3,428	$4,405
Sales and liquor taxes	2,118	2,613
Payroll and related costs	2,887	2,419
Property taxes	2,496	2,003
Interest	636	1,390
Patron tax	399	309
Unearned revenues	420	336
Lawsuit settlement	33	100
Other	683	998
Total accrued liabilities	$13,100	$14,573

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Taxes and permits	$2,028	$2,674
Advertising and marketing	1,189	2,410
Supplies and services	1,228	1,534
Insurance	1,457	1,483
Legal	861	1,186
Lease	977	1,030
Charge card fees	564	1,046
Utilities	713	895
Security	860	848
Accounting and professional fees	715	1,208
Repairs and maintenance	573	797
Other	987	1,420
Total selling, general and administrative expenses	$12,152	$16,531

The components of non-operating gains (losses), net are as follows:

	For the Three Months
	Ended December 31,
	2020	2019
Gain on debt extinguishment	$4,949	$-
Unrealized loss on equity securities	(33)	(72)
Non-operating gains (losses), net	$4,916	$(72)

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt

On October 31, 2020, the Company negotiated extensions to November 1, 2021 on $1,690,000 of $1,940,000 of notes to individuals that were due on November 1, 2020. The Company paid $250,000 to a certain lender who only extended a portion of his original note.

Included in the balance of debt obligations as of December 31, 2020 and September 30, 2020 are two notes borrowed from related parties (see Note 11)—one note for $500,000 (from an employee of the Company who is also the brother of our director, Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay)—and two notes totaling $500,000 borrowed from two non-officer employees, all four notes part of a larger group of private lenders. The terms of the notes are the same as the rest of the lender group.

Future maturities of long-term debt as of December 31, 2020 are as follows: $15.9 million, $11.5 million, $8.8 million, $8.7 million, $8.4 million and $82.7 million for the twelve months ending December 31, 2021, 2022, 2023, 2024, 2025, and thereafter, respectively. Of the maturity schedule mentioned above, $6.5 million, $3.0 million, $651,000, $0, $0 and $42.2 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.2 million and $1.2 million as of December 31, 2020 and September 30, 2020, respectively.

Included in the balance of debt obligations as of December 31, 2020 and September 30, 2020 are PPP loans amounting to approximately $502,000 and $5.4 million, respectively. During the quarter ended December 31, 2020, we received ten notices approving the forgiveness of 100% of ten of the PPP loans amounting to $4.9 million, which are included in non-operating gains (losses), net in our unaudited condensed consolidated statement of income. Subsequent to December 31, 2020, we received another Notice for one PPP loan which forgave 100% of the loan or $378,000 in principal. As of the date of the filing of this report, we have not received a forgiveness notice for only one PPP loan that, if not forgiven, under the terms of the loans as provided by the CARES Act, bears an interest rate of 1% per annum. See Note 3.

On January 25, 2021, the Company borrowed $2.175 million from a bank lender by executing a 20-year promissory note with an initial interest rate of 3.99% per annum. The note is payable $13,232 per month for the first five years after which the interest rate will be repriced at the then-current prime rate plus 1.0% per annum, with a floor rate of 3.99%. The note is guaranteed by the Company’s CEO, Eric Langan. See Note 11.

7. Equity

During the quarter ended December 31, 2020, the Company purchased and retired 74,659 common shares at a cost of approximately $1.8 million. The Company paid a $0.04 per share cash dividend during the quarter totaling approximately $360,000.

During the quarter ended December 31, 2019, the Company purchased and retired 332,671 common shares at a cost of approximately $6.4 million. The Company paid a $0.03 per share cash dividend during the quarter totaling approximately $279,000.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Income Taxes

Income taxes were a benefit of $384,000 during the quarter ended December 31, 2020 compared to an expense of $1.6 million during the quarter ended December 31, 2019. The effective income tax rate was a benefit of 4.2% and an expense of 22.0% for the quarter ended December 31, 2020 and 2019, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current period, as presented below.

	For the Three Months
	Ended December 31,
	2020	2019
Computed expected income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	3.3%	4.3%
Permanent differences	(8.2)%	1.0%
Change in valuation allowance	(14.0)%	0.0%
Tax credits	(6.3)%	(4.3)%
Total income tax expense (benefit)	(4.2)%	22.0%

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service with only immaterial changes. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of December 31, 2020 and September 30, 2020, the liability for uncertain tax positions was $0 and $0, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of income.

On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During the quarter ended December 31, 2020, we received ten Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million and included in non-operating gains (losses), net in our unaudited condensed consolidated statement of income. Subsequent to December 31, 2020, we received another Notice for one PPP loan which forgave 100% of the loan or $378,000 in principal. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining PPP loan in whole or in part. See Note 3.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $1.9 million and $2.2 million as of December 31, 2020 and September 30, 2020, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2020, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nourdean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. As of February 5, 2021, briefing on the motion to dismiss is complete, and we are currently waiting for the court to rule on the motion. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of December 31, 2020 and September 30, 2020. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

As set forth in the risk factors as disclosed in our most recent Annual Report on Form 10-K, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer’s work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.

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

Settlements of lawsuits for the quarter ended December 31, 2020 and 2019 amount to approximately $152,000 and $24,000, respectively. As of December 31, 2020 and September 30, 2020, the Company has accrued $33,000 and $100,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Revenues (from external customers)
Nightclubs	$25,197	$37,859
Bombshells	13,006	10,350
Other	195	185
	$38,398	$48,394

Income (loss) from operations
Nightclubs	$8,495	$13,776
Bombshells	2,717	1,573
Other	(75)	(207)
General corporate	(4,554)	(5,456)
	$6,583	$9,686

Depreciation and amortization
Nightclubs	$1,324	$1,470
Bombshells	457	417
Other	36	104
General corporate	206	213
	$2,023	$2,204

Capital expenditures
Nightclubs	$1,130	$2,332
Bombshells	151	1,725
Other	3	-
General corporate	5	1
	$1,289	$4,058

	December 31, 2020	September 30, 2020
Total assets
Nightclubs	$278,991	$277,960
Bombshells	48,072	48,991
Other	1,311	1,269
General corporate	30,235	32,713
	$358,609	$360,933

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the quarter ended December 31, 2020 amounting to $2.8 million and $110,000, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $26,000. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and corporate segments for the quarter ended December 31, 2019 amounting to $2.7 million and $31,000, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $22,000. These intercompany revenue amounts are eliminated upon consolidation.

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

11. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2020 and September 30, 2020, was $83.5 million and $83.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (included in debt obligations as of December 31, 2020 and September 30, 2020) were notes borrowed from related parties—one note for $500,000 (from an employee of the Company who is also the brother of our director Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay) as part of a larger group of private lenders. The terms of these related party notes are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $0 and $19,144 during the three months ended December 31, 2020 and 2019, respectively. As of both December 31, 2020 and September 30, 2020, we owed Nottingham Creations and Sherwood Forest $0 in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2020 and 2019. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $11,827 for the three months ended December 31, 2020 and 2019, respectively. Amounts billed directly to the Company were $7,130 and $1,825 for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and September 30, 2020, the Company owed TW Mechanical $2,800 and $5,700, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Leases

The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income, except for sublease income which was included in other revenue, for the three months ended December 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Operating lease expense – fixed payments	$829	$842
Variable lease expense	64	65
Short-term equipment and other lease expense (includes $57 and $146 recorded in advertising and marketing, and $88 and $125 recorded in repairs and maintenance for the three months ended December 31, 2020 and 2019, respectively; see Note 5)	229	394
Sublease income	(2)	(2)
Total lease expense, net	$1,120	$1,299

Other information:
Operating cash outflows from operating leases	$1,091	$1,255
Weighted average remaining lease term	12 years	13 years
Weighted average discount rate	6.1%	6.1%

Future maturities of ASC 842 lease liabilities as of December 31, 2020 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2021	$1,658	$1,569	$3,227
January - December 2022	1,756	1,465	3,221
January - December 2023	1,673	1,361	3,034
January - December 2024	1,817	1,256	3,073
January - December 2025	2,003	1,142	3,145
Thereafter	17,768	5,147	22,915
	$26,675	$11,940	$38,615

Included in lease expense in our unaudited condensed consolidated statements of income (see Note 5) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $19,500 for the three months ended December 31, 2019. This lease terminated on December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2020.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company. Through our subsidiaries, we engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2020, we operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Impact of COVID-19 Pandemic

Since March 2020, our businesses have been heavily impacted by the COVID-19 pandemic through the temporary closure and reopening of several of our clubs and restaurants in adherence to federal, state and local government mandates. Because of the stay-at-home order and social distancing guidelines put into place, our total revenues for the quarter ended December 31, 2020 declined by 20.7% versus last year. Though we earned no revenues from our core businesses during the period of closures, we continue to incur expenses. To alleviate our cash flow situation, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale-system support, and investor relations coverage, among others.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 14, 2020.

During the three months ended December 31, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

We signed our first franchise agreement for Bombshells in December 2020. The financial impact of the franchise agreement was immaterial to the Company’s results of operations and cash flows for the quarter ended December 31, 2020.

Results of Operations

Highlights of the operating results of the Company during the three months ended December 31, 2020 are as follows:

●	Total revenues were $38.4 million compared to $48.4 million during the comparable prior-year period, a 20.7% decrease (Nightclubs revenue of $25.2 million compared to $37.9 million, a 33.4% decrease; and Bombshells revenue of $13.0 million compared to $10.4 million, a 25.7% increase)

●	Consolidated same-store sales decreased by 1.5% (Nightclubs decreased by 6.8% while Bombshells increased by 12.0%) (refer to the definition of same-store sales in the discussion of Revenues below)

●	Gain on forgiven PPP loans amounted to $4.9 million

●	Basic and diluted earnings per share (“EPS”) of $1.07 compared to $0.60 (non-GAAP diluted EPS* of $0.39 compared to $0.62)

●	Net cash provided by operating activities of $6.3 million compared to $10.3 million during the comparable prior-year period, a 38.9% decrease (free cash flow* of $5.7 million compared to $9.3 million, a 38.7% decrease)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	December 31, 2020		December 31, 2019		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$17,360	45.2%	$20,743	42.9%	$(3,383)	(16.3)%
Sales of food and merchandise	8,609	22.4%	7,447	15.4%	1,162	15.6%
Service revenues	10,060	26.2%	17,193	35.5%	(7,133)	(41.5)%
Other	2,369	6.2%	3,011	6.2%	(642)	(21.3)%
Total revenues	38,398	100.0%	48,394	100.0%	(9,996)	(20.7)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,262	18.8%	4,146	20.0%	(884)	(21.3)%
Food and merchandise sold	2,863	33.3%	2,553	34.3%	310	12.1%
Service and other	79	0.6%	77	0.4%	2	2.6%
Total cost of goods sold (exclusive of items shown separately below)	6,204	16.2%	6,776	14.0%	(572)	(8.4)%
Salaries and wages	11,486	29.9%	13,223	27.3%	(1,737)	(13.1)%
Selling, general and administrative	12,152	31.6%	16,531	34.2%	(4,379)	(26.5)%
Depreciation and amortization	2,023	5.3%	2,204	4.6%	(181)	(8.2)%
Other gains, net	(50)	(0.1)%	(26)	(0.1)%	24	92.3%
Total operating expenses	31,815	82.9%	38,708	80.0%	(6,893)	(17.8)%
Income from operations	6,583	17.1%	9,686	20.0%	(3,103)	(32.0)%
Other income (expenses)
Interest expense	(2,434)	(6.3)%	(2,485)	(5.1)%	(51)	(2.1)%
Interest income	60	0.2%	98	0.2%	(38)	(38.8)%
Non-operating gains (losses), net	4,916	12.8%	(72)	(0.1)%	4,988	6,927.8%
Income before income taxes	9,125	23.8%	7,227	14.9%	1,898	26.3%
Income tax expense (benefit)	(384)	(1.0)%	1,593	3.3%	(1,977)	(124.1)%
Net income	$9,509	24.8%	$5,634	11.6%	$3,875	68.8%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues decreased by approximately $10.0 million, or 20.7%, due primarily to lost sales caused by the COVID-19 pandemic. Consolidated same-store sales decreased by 1.5%. The 20.7% decrease in consolidated revenues was primarily from a 23.1% decrease due to closures from COVID-19, a 0.9% decrease from the impact of same-store sales decline, partially offset by a 3.3% increase from new Bombshells units.

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

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Nightclubs	$25,197	$37,859
Bombshells	13,006	10,350
Other	195	185
	$38,398	$48,394

Nightclubs revenues decreased by 33.4% for the quarter ended December 31, 2020 compared to the prior-year quarter, where the prior-year first quarter was the last period that did not have government restrictions related to COVID-19. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 6.8%. The remaining decline in revenues reflects lower sales in states that continue to keep locations closed such as New York, Illinois and Minnesota.

Bombshells revenues increased by 25.7%, of which 12.0% was for same-store sales increase with the remaining 13.7% increase caused by two new locations.

Operating Expenses

Total operating expenses, as a percent of revenues, increased to 82.9% from 80.0% from last year’s first quarter, with a $6.9 million decrease, or 17.8%, which is mainly caused by fixed overhead expenses in relation to significantly lower sales. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold decreased by $572,000, or 8.4%, mainly due to lower sales from COVID-19-related closures and indoor dining occupancy restrictions. As a percent of total revenues, cost of goods sold increased to 16.2% from 14.0% mainly due to the sales mix having a decrease in lower higher-margin service revenues.

Salaries and wages decreased by $1.7 million, or 13.1%. As a percent of total revenues, salaries and wages were 29.9% from 27.3% mainly due to fixed salaries paid on lower sales due to COVID-19.

Selling, general and administrative expenses decreased by $4.4 million, or 26.5%, primarily due to decreased sales activity during the quarter partially offset by fixed overhead costs.

Depreciation and amortization decreased by $181,000, or 8.2% partly due to fully depreciated real estate and software assets.

Income (Loss) from Operations

For the three months ended December 31, 2020 and 2019, our consolidated operating margin was 17.1% and 20.0%, respectively. The main driver for the decrease in operating margin is the COVID-19-related closures.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Nightclubs	$8,495	$13,776
Bombshells	2,717	1,573
Other	(75)	(207)
General corporate	(4,554)	(5,456)
	$6,583	$9,686

Operating margin for the Nightclubs segment was 33.7% and 36.4% for the three months ended December 31, 2020 and 2019, respectively, while operating margin for Bombshells was 20.9% and 15.2%, respectively. The decrease in Nightclubs operating margin was mainly due to fixed operating costs and expenses in relation to lower sales from the pandemic. The increase in Bombshells operating margin was mainly from decrease in pre-opening expenses from several Bombshells openings in the prior-year quarter. Excluding amortization of intangibles, settlement of lawsuits, gain on insurance, and loss on disposal of assets, Nightclubs would have had non-GAAP operating margin of 33.6% and 36.6% for the three months ended December 31, 2020 and 2019, respectively. Excluding amortization of intangibles and settlement of lawsuits, Bombshells would have had non-GAAP operating margin of 21.2% and 15.2% for the three months ended December 31, 2020 and 2019.

Our total occupancy costs, defined as the sum of lease expense and interest expense, were $3.4 million and $3.5 million for the quarter ended December 31, 2020 and 2019, respectively. As a percentage of revenue, total occupancy costs were 8.9% and 7.3% during the quarter ended December 31, 2020 and 2019, respectively, primarily due to lower sales base.

Non-Operating Items

During the quarter ended December 31, 2020, we received notices of forgiveness for ten out of twelve of our PPP loans. All of the notices received forgave 100% of each of the ten PPP loans totaling $4.9 million.

Interest expense decreased by $51,000, or 2.1%.

Income Taxes

Income taxes were a benefit of $384,000 during the quarter ended December 31, 2020 compared to an expense of $1.6 million during the quarter ended December 31, 2019. The effective income tax rate was a benefit of 4.2% and an expense of 22.0% for the quarter ended December 31, 2020 and 2019, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current period, as presented below.

	For the Three Months
	Ended December 31,
	2020	2019
Computed expected income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	3.3%	4.3%
Permanent differences	(8.2)%	1.0%
Change in valuation allowance	(14.0)%	0.0%
Tax credits	(6.3)%	(4.3)%
Total income tax expense (benefit)	(4.2)%	22.0%

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, (f) gain on debt extinguishment, and (g) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 19.1% and 21.8% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2020 and 2019, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, and (h) gain on debt extinguishment. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three months ended December 31, 2020 and 2019 (in thousands, except per share amounts and percentages):

	For the Three Months
	Ended December 31,
	2020	2019
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$9,643	$5,634
Income tax expense (benefit)	(384)	1,593
Interest expense, net	2,374	2,387
Settlement of lawsuits	152	24
Gain on sale of businesses and assets	(5)	(30)
Gain on debt extinguishment	(4,949)	-
Unrealized loss on equity securities	33	72
Gain on insurance	(197)	(20)
Depreciation and amortization	2,023	2,204
Adjusted EBITDA	$8,690	$11,864

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$9,643	$5,634
Amortization of intangibles	79	156
Settlement of lawsuits	152	24
Gain on sale of businesses and assets	(5)	(30)
Gain on debt extinguishment	(4,949)	-
Unrealized loss on equity securities	33	72
Gain on insurance	(197)	(20)
Net income tax effect	(1,219)	(26)
Non-GAAP net income	$3,537	$5,810

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,019	9,322
GAAP diluted earnings per share	$1.07	$0.60
Amortization of intangibles	0.01	0.02
Settlement of lawsuits	0.02	0.00
Gain on sale of businesses and assets	(0.00)	(0.00)
Gain on debt extinguishment	(0.55)	-
Unrealized loss on equity securities	0.00	0.01
Gain on insurance	(0.02)	(0.00)
Net income tax effect	(0.14)	(0.00)
Non-GAAP diluted earnings per share	$0.39	$0.62

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$6,583	$9,686
Amortization of intangibles	79	156
Settlement of lawsuits	152	24
Gain on sale of businesses and assets	(5)	(30)
Gain on insurance	(197)	(20)
Non-GAAP operating income	$6,612	$9,816

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	17.1%	20.0%
Amortization of intangibles	0.2%	0.3%
Settlement of lawsuits	0.4%	0.0%
Gain on sale of businesses and assets	(0.0)%	(0.1)%
Gain on insurance	(0.5)%	(0.0)%
Non-GAAP operating margin	17.2%	20.3%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalents were approximately $17.0 million compared to $15.6 million at September 30, 2020. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2020, we had negative working capital of $3.8 million compared to a negative working capital of $5.9 million as of September 30, 2020. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations in accordance with local and state guidelines and we are uncertain as to when and if they will generate positive cash flows for us. Depending on the timing and number of locations we are allowed to open, and their ability to generate positive cash flow, we may need to borrow funds to meet our obligations or consider selling certain assets. Based upon the current state of allowed openings in Texas, revenues seem favorable. We are hopeful that we can become profitable within a relatively short period of time after a majority of our locations have reopened, assuming these results can be sustained and the other locations, once opened, follow these early results. But if the business interruptions and occupancy limitations caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged and continue to arrange for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers;

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferral of board of director compensation;

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During the quarter ended December 31, 2020, we received ten Notices of PPP Forgiveness Payment (“Notice”) from the Small Business Administration out of the twelve of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $4.9 million and included in non-operating gains (losses), net in our unaudited condensed consolidated statement of income. Subsequent to December 31, 2020, we received another Notice for one PPP loan which forgave 100% of the loan or $378,000 in principal. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining PPP loan in whole or in part.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Operating activities	$6,274	$10,273
Investing activities	(1,013)	(2,718)
Financing activities	(3,899)	(8,493)
Net increase (decrease) in cash and cash equivalents	$1,362	$(938)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Net income	$9,509	$5,634
Depreciation and amortization	2,023	2,204
Deferred income tax benefit	-	(150)
Gain on debt extinguishment	(4,920)	-
Net change in operating assets and liabilities	(495)	2,173
Other	157	412
Net cash provided by operating activities	$6,274	$10,273

Net cash provided by operating activities decreased from year to year due primarily to the impact of the COVID-19 pandemic and higher interest expense paid partially offset by lower income taxes paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2020	2019
Payments for property and equipment and intangible assets	$(1,289)	$(4,058)
Proceeds from sale of businesses and assets	-	51
Proceeds from insurance	250	932
Proceeds from note receivable	26	357
Net cash used in investing activities	$(1,013)	$(2,718)

Following is a breakdown of our payments for property and equipment and intangible assets for the three months ended December 31, 2020 and 2019 (in thousands):

	For the Three Months Ended December 31,
	2020	2019
New facilities, equipment and intangible assets	$684	$3,037
Maintenance capital expenditures	605	1,021
Total capital expenditures	$1,289	$4,058

The capital expenditures during the three months ended December 31, 2020 were composed of primarily of real estate and liquor license purchases. The capital expenditures during the three months ended December 31, 2019 were composed primarily of construction and development costs for two new Bombshells locations. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Proceeds from debt obligations	$-	$318
Payments on debt obligations	(1,745)	(2,081)
Purchase of treasury stock	(1,794)	(6,441)
Payment of dividends	(360)	(279)
Distribution to noncontrolling interests	-	(10)
Net cash used in financing activities	$(3,899)	$(8,493)

We purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2020, while we purchased 332,671 shares of our common stock at an average price of $19.36 during the same period last year. We paid quarterly dividends of $0.04 per share during the current first quarter compared to $0.03 per share in the prior year.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. Net cash provided by operating activities was $6.3 million and $10.3 million during the three months ended December 31, 2020 and 2019, respectively. Maintenance capital expenditures were $605,000 and $1.0 million during the three months ended December 31, 2020 and 2019, respectively. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Three Months
	Ended December 31,
	2020	2019
Net cash provided by operating activities	$6,274	$10,273
Less: Maintenance capital expenditures	605	1,021
Free cash flow	$5,669	$9,252

Our free cash flow for the current quarter decreased by 38.7% compared to the comparable prior-year period primarily due to the impact of the COVID-19 partially offset by lower maintenance capital expenditures.

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

The following table presents a summary of such indicators for the three months ended December 31 (in thousands, except percentages):

		Increase		Increase
	2020	(Decrease)	2019	(Decrease)	2018

Sales of alcoholic beverages	$17,360	(16.3)%	$20,743	13.3%	$18,310
Sales of food and merchandise	8,609	15.6%	7,447	30.9%	5,690
Service revenues	10,060	(41.5)%	17,193	(0.8)%	17,331
Other	2,369	(21.3)%	3,011	11.8%	2,692
Total revenues	38,398	(20.7)%	48,394	9.9%	44,023
Net cash provided by operating activities	$6,274	(38.9)%	$10,273	(10.3)%	$11,452
Adjusted EBITDA*	$8,690	(26.8)%	$11,864	(1.4)%	$12,028
Free cash flow*	$5,669	(38.7)%	$9,252	(16.5)%	$11,076
Debt (end of period)	$134,821	(4.9)%	$141,826	(7.4)%	$153,095

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2020, while we purchased 332,671 shares of our common stock at an average price of $19.36 during the same period last year. As of December 31, 2020, we have approximately $9.0 million remaining to purchase additional shares.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of December 31, 2020 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We are currently in the process of site selection for new Bombshells locations and have recently signed our first franchisee for Bombshells restaurants in the San Antonio, Texas area.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2020. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended September 30, 2020, filed with the SEC on December 14, 2020, management concluded that our internal control over financial reporting was not effective as of September 30, 2020. In the evaluation, management identified a material weakness in internal control related to the proper design and implementation of controls over our income tax provision, specifically over management’s review of the income tax provision.

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

Management will enhance our risk assessment process over the design and implementation of internal controls over the income tax provision, including enhanced review controls to be performed by senior accounting management. In addition, management has retained the services of a new third-party income tax consultant to assist in the preparation and review of the income tax provision.

It is our belief that these actions will effectively remediate the existing material weakness.

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as such risks and uncertainties associated with franchising operations, as disclosed below. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

We face a variety of risks associated with doing business with franchisees and licensees.

We have started franchising Bombshells. We believe that we have selected high-caliber operating partners and franchisees with significant experience in restaurant operations, and we are providing them training and support on the Bombshells brand. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee. If the franchisee does not successfully open and operate its restaurants in a manner consistent with our standards, or if guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2020	62,024	$24.13	62,024	$9,258,553
November 1-30, 2020	12,635	$23.50	12,635	$8,961,575
December 1-31, 2020	-		-	$8,961,575
Total	74,659	$24.03	74,659

(1)	Prices include any commissions and transaction costs.

(2)	All shares were purchased pursuant to the repurchase plans approved by the Board of Directors as disclosed in our most recent Annual report on Form 10-K.

As of February 5, 2021, we have approximately $9.0 million remaining to purchase additional shares.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2021	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2021	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer

