Form 10-Q
period 2021-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2021-05-10
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, 8,999,910 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,156	$15,605
Accounts receivable, net	3,630	6,767
Current portion of notes receivable	214	201
Inventories	2,403	2,372
Prepaid expenses and other current assets	5,020	6,488
Assets held for sale	7,382	-
Total current assets	38,805	31,433
Property and equipment, net	175,153	181,383
Operating lease right-of-use assets, net	24,698	25,546
Notes receivable, net of current portion	2,892	2,908
Goodwill	45,686	45,686
Intangibles, net	73,070	73,077
Other assets	806	900
Total assets	$361,110	$360,933

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,021	$4,799
Accrued liabilities	12,321	14,573
Current portion of debt obligations, net	16,380	16,304
Current portion of operating lease liabilities	1,692	1,628
Total current liabilities	34,414	37,304
Deferred tax liability, net	20,390	20,390
Debt, net of current portion and debt discount and issuance costs	116,032	125,131
Operating lease liabilities, net of current portion	24,583	25,439
Other long-term liabilities	357	362
Total liabilities	195,776	208,626

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,000 and 9,075 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	90	91
Additional paid-in capital	50,040	51,833
Retained earnings	115,811	100,797
Total RCIHH stockholders’ equity	165,941	152,721
Noncontrolling interests	(607)	(414)
Total equity	165,334	152,307
Total liabilities and equity	$361,110	$360,933

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Revenues
Sales of alcoholic beverages	$20,273	$16,919	$37,633	$37,662
Sales of food and merchandise	9,538	6,479	18,147	13,926
Service revenues	11,502	14,348	21,562	31,541
Other	2,746	2,680	5,115	5,691
Total revenues	44,059	40,426	82,457	88,820
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,730	3,435	6,992	7,581
Food and merchandise sold	3,029	2,271	5,918	4,846
Service and other	43	76	96	131
Total cost of goods sold (exclusive of items shown separately below)	6,802	5,782	13,006	12,558
Salaries and wages	11,200	12,222	22,686	25,445
Selling, general and administrative	12,618	14,450	24,770	30,981
Depreciation and amortization	2,117	2,257	4,140	4,461
Other charges, net	1,481	8,190	1,431	8,164
Total operating expenses	34,218	42,901	66,033	81,609
Income (loss) from operations	9,841	(2,475)	16,424	7,211
Other income (expenses)
Interest expense	(2,364)	(2,459)	(4,798)	(4,944)
Interest income	62	85	122	183
Non-operating gains (losses), net	431	(62)	5,347	(134)
Income (loss) before income taxes	7,970	(4,911)	17,095	2,316
Income tax expense (benefit)	1,938	(1,418)	1,554	175
Net income (loss)	6,032	(3,493)	15,541	2,141
Net loss attributable to noncontrolling interests	59	41	193	41
Net income (loss) attributable to RCIHH common stockholders	$6,091	$(3,452)	$15,734	$2,182

Earnings (loss) per share
Basic and diluted	$0.68	$(0.37)	$1.75	$0.24

Weighted average number of common shares outstanding
Basic and diluted	9,000	9,225	9,010	9,274

Dividends per share	$0.04	$0.04	$0.08	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional		Treasury Stock
	Number		Paid-In	Retained	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	of Shares	Amount	Interests	Equity
Balance at September 30, 2020	9,075	$91	$51,833	$100,797	-	$-	$(414)	$152,307
Purchase of treasury shares	-	-	-	-	(75)	(1,794)	-	(1,794)
Canceled treasury shares	(75)	(1)	(1,793)	-	75	1,794	-	-
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income (loss)	-	-	-	9,643	-	-	(134)	9,509
Balance at December 31, 2020	9,000	$90	50,040	110,080	-	-	(548)	159,662
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income (loss)	-	-	-	6,091	-	-	(59)	6,032
Balance at March 31, 2021	9,000	$90	$50,040	$115,811	-	$-	$(607)	$165,334

Balance at September 30, 2019	9,591	$96	$61,312	$108,168	-	$-	$(156)	$169,420
Purchase of treasury shares	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	(279)
Payment to noncontrolling interest	-	-	-	-	-	-	(10)	(10)
Net income	-	-	-	5,634	-	-	-	5,634
Balance at December 31, 2019	9,258	93	54,874	113,523	-	-	(166)	168,324
Purchase of treasury shares	-	-	-	-	(133)	(2,047)	-	(2,047)
Canceled treasury shares	(133)	(2)	(2,045)	-	133	2,047	-	-
Payment of dividends	-	-	-	(368)	-	-	-	(368)
Payment to noncontrolling interest	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	(3,452)	-	-	(41)	(3,493)
Balance at March 31, 2020	9,125	$91	$52,829	$109,703	-	$-	$(228)	$162,395

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,541	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,140	4,461
Deferred income tax benefit	-	(1,155)
Loss (gain) on sale of businesses and assets	86	(36)
Impairment of assets	1,401	8,210
Unrealized loss on equity securities	67	134
Amortization of debt discount and issuance costs	101	129
Gain on debt extinguishment	(5,298)	-
Noncash lease expense	848	825
Gain on insurance	(294)	(33)
Doubtful accounts reversal on notes receivable	(58)	-
Changes in operating assets and liabilities:
Accounts receivable	3,137	1,917
Inventories	(31)	(137)
Prepaid expenses, other current and other assets	1,494	2,840
Accounts payable, accrued and other liabilities	(3,888)	(7,315)
Net cash provided by operating activities	17,246	11,981
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	8	105
Proceeds from insurance	294	945
Proceeds from notes receivable	61	403
Payments for property and equipment and intangible assets	(6,718)	(5,323)
Net cash used in investing activities	(6,355)	(3,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,176	880
Payments on debt obligations	(5,977)	(4,097)
Purchase of treasury stock	(1,794)	(8,488)
Payment of dividends	(720)	(647)
Payment of loan origination costs	(25)	-
Distribution to noncontrolling interests	-	(31)
Net cash used in financing activities	(6,340)	(12,383)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,551	(4,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,605	14,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,156	$9,825

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $0 and $155, respectively)	$5,512	$4,891
Income taxes	$29	$2,105

Noncash investing and financing transactions:
Principal of Paycheck Protection Program loans forgiven	$5,298	$-
Operating lease right-of-use assets established upon adoption of ASC 842	$-	$27,310
Deferred rent liabilities reclassified upon adoption of ASC 842	$-	$1,241
Operating lease liabilities established upon adoption of ASC 842	$-	$28,551
Unpaid liabilities on capital expenditures	$98	$21

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

Certain reclassifications of cost of goods sold components with immaterial amounts have been made to prior year’s financial statements to conform to the current year financial statement presentation. There is no impact in total cost of goods sold, results of operations, and cash flows in all periods presented.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Impact of COVID-19 Pandemic

In March 2020, former President Donald Trump declared the coronavirus disease 2019 (“COVID-19”) pandemic as a national public health emergency. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. Starting in March 2020, we closed and reopened a number of our clubs and restaurants and implemented curfew and capacity restrictions as required by local authorities. We do not know the effects the pandemic may have on our operations in the future.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers; *

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferred board of director compensation; *

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

* As of the date of this report, we have recalled all furloughed employees and reinstated the pay for all salaried and hourly employees.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Notes 6 and 8. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During the three and six months ended March 31, 2021, we received 1 and 11 Notices of PPP Forgiveness Payment, respectively, from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $380,000 and $5.3 million in principal and interest during the three and six months ended March 31, 2021, respectively, and were included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. No assurance can be provided that the Company will in fact obtain forgiveness of the remaining PPP loan in whole or in part.

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

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions.

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. Based on our evaluation, we determined that there is no impairment related to the pandemic in our goodwill, indefinite-lived intangibles, and long-lived assets, except for assets held for sale, as of March 31, 2021.

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Due to the pandemic, the Expo convention, initially scheduled in August 2020, was moved to May 2021, hence, no Expo-related revenue in fiscal 2020. Lease revenue (included in other revenues) is recognized when earned (recognized over time) and is more appropriately covered by guidance under ASC 842, Leases. See Note 13.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$12,634		$7,639	$-	$20,273	$11,860		$5,059	$-	$16,919
Sales of food and merchandise	4,082		5,456	-	9,538	2,799		3,680	-	6,479
Service revenues	11,446		56	-	11,502	14,290		58	-	14,348
Other revenues	2,625		(16)	137	2,746	2,418		6	256	2,680
	$30,787		$13,135	$137	$44,059	$31,367		$8,803	$256	$40,426

Recognized at a point in time	$30,382		$13,134	$136	$43,652	$30,977		$8,803	$252	$40,032
Recognized over time	405	*	1	1	407	390	*	-	4	394
	$30,787		$13,135	$137	$44,059	$31,367		$8,803	$256	$40,426

	Six Months Ended March 31, 2021					Six Months Ended March 31, 2020
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$22,268		$15,365	$-	$37,633	$26,544		$11,118	$-	$37,662
Sales of food and merchandise	7,505		10,642	-	18,147	6,063		7,863	-	13,926
Service revenues	21,444		118	-	21,562	31,384		157	-	31,541
Other revenues	4,767		16	332	5,115	5,235		15	441	5,691
	$55,984		$26,141	$332	$82,457	$69,226		$19,153	$441	$88,820

Recognized at a point in time	$55,217		$26,140	$329	$81,686	$68,411		$19,153	$430	$87,994
Recognized over time	767	*	1	3	771	815	*	-	11	826
	$55,984		$26,141	$332	$82,457	$69,226		$19,153	$441	$88,820

*	Lease revenue (included in Other Revenues) as covered by ASC 842. All other revenues are covered by ASC 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2020	Consideration Received	Recognized in Revenue	Balance at March 31, 2021
Ad revenue	$92	$356	$(278)	$170
Expo revenue	211	105	-	316
Other	33	108	(4)	137
	$336	$569	$(282)	$623

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of operations.

On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant. Revenue from initial franchise fees is recognized as the performance obligations are satisfied over the term of the franchise agreement.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	March 31, 2021	September 30, 2020
Credit card receivables	$1,354	$880
Income tax refundable	599	4,325
ATM in-transit	273	160
Insurance receivable	-	191
Other (net of allowance for doubtful accounts of $483 and $261, respectively)	1,404	1,211
Total accounts receivable, net	$3,630	$6,767

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $124,000 and $182,000 as of March 31, 2021 and September 30, 2020, respectively.

The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2021	September 30, 2020
Prepaid insurance	$2,549	$4,884
Prepaid legal	715	735
Prepaid taxes and licenses	398	428
Prepaid rent	373	37
Other	985	404
Total prepaid expenses and other current assets	$5,020	$6,488

The components of accrued liabilities are as follows (in thousands):

	March 31, 2021	September 30, 2020
Payroll and related costs	$3,633	$2,419
Sales and liquor taxes	2,580	2,613
Insurance	2,399	4,405
Property taxes	1,055	2,003
Unearned revenues	623	336
Interest	544	1,390
Patron tax	386	309
Lawsuit settlement	228	100
Other	873	998
Total accrued liabilities	$12,321	$14,573

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Taxes and permits	$2,084	$2,240	$4,112	$4,914
Supplies and services	1,488	1,390	2,716	2,924
Insurance	1,427	1,473	2,884	2,956
Advertising and marketing	1,384	1,907	2,573	4,317
Lease	972	1,023	1,949	2,053
Utilities	858	798	1,571	1,693
Security	830	749	1,690	1,597
Legal	812	1,072	1,673	2,268
Charge card fees	695	845	1,259	1,891
Repairs and maintenance	677	652	1,250	1,449
Accounting and professional fees	297	1,311	1,012	2,509
Other	1,094	990	2,081	2,410
Total selling, general and administrative expenses	$12,618	$14,450	$24,770	$30,981

The components of other charges, net are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Impairment of assets	$1,401	$8,210	$1,401	$8,210
Settlement of lawsuits	1	-	153	24
Loss (gain) on disposal of assets	91	(7)	86	(37)
Gain on insurance	(12)	(13)	(209)	(33)
Total other charges, net	$1,481	$8,190	$1,431	$8,164

The components of non-operating gains (losses), net are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Gain on debt extinguishment	$380	$-	$5,329	$-
Unrealized loss on equity securities	(34)	(62)	(67)	(134)
Other	85	-	85	-
Total non-operating gains (losses), net	$431	$(62)	$5,347	$(134)

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Assets Held for Sale

As of March 31, 2021 and September 30, 2020, the Company had net carrying value of assets held for sale at $7.4 million and $0, respectively.

During the three months ended March 31, 2021, the Company classified as held-for-sale three real estate properties with an aggregate estimated fair value less cost to sell of $7.4 million after recognizing a Nightclub segment impairment charge of $1.4 million, included in other charges, net in our unaudited condensed consolidated statement of operations, on one property. The Company expects the properties, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers. Liabilities that are expected to be paid with the sale of held-for-sale assets were $3.2 million as of March 31, 2021, which is included in current portion of debt obligations in our unaudited condensed consolidated balance sheet. See Note 14.

7. Debt

On October 31, 2020, the Company negotiated extensions to November 1, 2021 on $1,690,000 of $1,940,000 of notes to individuals that were due on November 1, 2020. The Company paid $250,000 to a certain lender who only extended a portion of his original note.

On January 25, 2021, the Company borrowed $2.175 million from a bank lender by executing a 20-year promissory note with an initial interest rate of 3.99% per annum. The note is payable $13,232 per month for the first five years after which the interest rate will be repriced at the then-current prime rate plus 1.0% per annum, with a floor rate of 3.99%. The note is guaranteed by the Company’s CEO, Eric Langan. See Note 12. The Company paid approximately $25,000 in debt issuance costs at closing.

Included in the balance of debt obligations as of March 31, 2021 and September 30, 2020 are two notes borrowed from related parties (see Note 12)—one note for $500,000 (from an employee of the Company who is also the brother of our director, Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay)—and two notes totaling $500,000 borrowed from two non-officer employees. All four notes are part of a larger group of private lenders, with the terms of the notes being the same as the rest of the lender group.

Future maturities of debt obligations as of March 31, 2021 are as follows: $16.6 million, $11.7 million, $8.1 million, $8.4 million, $8.4 million, and $80.4 million for the twelve months ending March 31, 2022, 2023, 2024, 2025, 2026, and thereafter, respectively. Of the maturity schedule mentioned above, $4.5 million, $3.7 million, $0, $0, $0, and $42.3 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.2 million and $1.2 million as of March 31, 2021 and September 30, 2020, respectively.

Included in the balance of debt obligations as of March 31, 2021 and September 30, 2020 are PPP loans amounting to approximately $124,000 and $5.4 million, respectively. During the three and six months ended March 31, 2021, we received 1 and 11 notices, respectively, approving the forgiveness of 100% of each of the 11 PPP loans amounting to $380,000 and $5.3 million, respectively, in principal and interest, which are included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. As of the date of the filing of this report, we have not received a forgiveness notice for only one PPP loan that, if not forgiven, under the terms of the loans as provided by the CARES Act, bears an interest rate of 1% per annum. See Note 3.

8. Equity

During the three and six months ended March 31, 2021, the Company purchased and retired 0 and 74,659 common shares, respectively, at a cost of approximately $0 and $1.8 million, respectively. The Company paid $0.04 and $0.08 per share cash dividend during the three and six months ended March 31, 2021 totaling approximately $360,000 and $720,000, respectively.

During the three and six months ended March 31, 2020, the Company purchased and retired 132,719 and 465,390 common shares, respectively, at a cost of approximately $2.0 million and $8.5 million, respectively. The Company paid $0.04 and $0.07 per share cash dividend during the three and six months ended March 31, 2020 totaling approximately $368,000 and $647,000, respectively.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income taxes were an expense of $1.9 million and $1.6 million during the three and six months ended March 31, 2021, respectively, compared to a benefit of $1.4 million and an expense of $175,000 during the three and six months ended March 31, 2020, respectively. The effective income tax rate was an expense of 24.3% and 9.1% for the three and six months ended March 31, 2021, respectively, compared to a benefit of 28.9% and an expense of 7.6% for the three and six months ended March 31, 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current period.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service with only immaterial changes. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of March 31, 2021 and September 30, 2020, there was no liability for uncertain tax positions. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of operations.

On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief were made available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established the Paycheck Protection Program, whereby certain small businesses are eligible for loans to fund payroll expenses, rent, and related costs. The loans may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During the three and six months ended March 31, 2021, we received 1 and 11 Notices of PPP Forgiveness Payment, respectively, from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $380,000 and $5.3 million in principal and interest during the three and six months ended March 31, 2021, respectively, and were included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. No assurance can be provided that the Company will obtain forgiveness of the one remaining PPP loan in whole or in part. See Note 3.

10. Commitments and Contingencies

Legal Matters

Texas Patron Tax

In 2015, the Company reached a settlement with the State of Texas over the payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two non-settled locations. The Company agreed to remit the Patron Tax on a monthly basis, based on the current rate of $5 per customer. For accounting purposes, the Company discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. As a consequence, the Company recorded an $8.2 million pre-tax gain for the third quarter ended June 30, 2015, representing the difference between the $7.2 million and the amount previously accrued for the tax.

In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest.

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $1.5 million and $2.2 million as of March 31, 2021 and September 30, 2020, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2021, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nourdean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter is being appealed. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and included in other current assets in both consolidated balance sheets as of March 31, 2021 and September 30, 2020. Management believes that the case has no merit and is vigorously defending itself in the appeal.

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

Settlements of lawsuits for the three and six months ended March 31, 2021 amount to approximately $1,000 and $153,000, respectively, while for the three and six months ended March 31, 2020 amount to approximately $0 and $24,000, respectively. As of March 31, 2021 and September 30, 2020, the Company has accrued $228,000 and $100,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Revenues (from external customers)
Nightclubs	$30,787	$31,367	$55,984	$69,226
Bombshells	13,135	8,803	26,141	19,153
Other	137	256	332	441
	$44,059	$40,426	$82,457	$88,820

Income (loss) from operations
Nightclubs	$10,468	$2,284	$18,963	$16,040
Bombshells	3,142	688	5,859	2,259
Other	(139)	(146)	(214)	(331)
General corporate	(3,630)	(5,301)	(8,184)	(10,757)
	$9,841	$(2,475)	$16,424	$7,211

Depreciation and amortization
Nightclubs	$1,413	$1,486	$2,737	$2,956
Bombshells	461	456	918	873
Other	36	104	72	208
General corporate	207	211	413	424
	$2,117	$2,257	$4,140	$4,461

Capital expenditures
Nightclubs	$2,201	$526	$3,331	$2,858
Bombshells	3,104	612	3,255	2,337
Other	(2)	-	1	-
General corporate	126	127	131	128
	$5,429	$1,265	$6,718	$5,323

	March 31, 2021	September 30, 2020
Total assets
Nightclubs	$280,060	$277,960
Bombshells	50,832	48,991
Other	1,303	1,269
General corporate	28,915	32,713
	$361,110	$360,933

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2021 amounting to $2.8 million and $31,000, respectively, and for the six months ended March 31, 2021 amounting to $5.6 million and $141,000, respectively, and intercompany sales of Robust Energy Drink of Other segment for the three and six months ended March 31, 2021 amounting to $49,000 and $75,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and corporate segments for the three months ended March 31, 2020 amounting to $2.8 million and $32,000, respectively, and for the six months ended March 31, 2020 amounting to $5.4 million and $63,000, respectively, and intercompany sales of Robust Energy Drink of Other segment for the three and six months ended March 31, 2020 amounting to $32,000 and $54,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.

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

12. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2021 and September 30, 2020, was $84.6 million and $83.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (included in debt obligations as of March 31, 2021 and September 30, 2020) were notes borrowed from related parties—one note for $500,000 (from an employee of the Company who is also the brother of our director Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay) as part of a larger group of private lenders. The terms of these related party notes are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations (formerly Sherwood Forest Creations, LLC), a furniture fabrication company that manufactures tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $114,910 and $114,910 during the three and six months ended March 31, 2021, respectively, and $53,556 and $72,809 during the three and six months ended March 31, 2020, respectively. As of March 31, 2021 and September 30, 2020, we owed Nottingham Creations and Sherwood Forest $64,910 and $0, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2021 and 2020. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and six months ended March 31, 2021, respectively, and $18,758 and $30,585 for the three and six months ended March 31, 2020, respectively. Amounts billed directly to the Company were $55,621 and $62,751 for the three and six months ended March 31, 2021, respectively, and $24,416 and $26,241 for the three and six months ended March 31, 2020, respectively. As of March 31, 2021 and September 30, 2020, the Company owed TW Mechanical $1,545 and $5,700, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Leases

The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, except for sublease income which was included in other revenue, for the three and six months ended March 31, 2021 and 2020 as follows (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Operating lease expense – fixed payments	$828	$838	$1,657	$1,680
Variable lease expense	44	65	108	130
Short-term equipment and other lease expense (includes $102 and $145 recorded in advertising and marketing for the three months ended March 31, 2021 and 2020, respectively, and $159 and $291 for the six months ended March 31, 2021 and 2020, respectively; and $116 and $100 recorded in repairs and maintenance for the three months ended March 31, 2021 and 2020, respectively, and $204 and $225 for the six months ended March 31, 2021 and 2020, respectively; see Note 5)	318	365	547	759
Sublease income	(1)	(4)	(3)	(6)
Total lease expense, net	$1,189	$1,264	$2,309	$2,563

Other information:
Operating cash outflows from operating leases	$1,162	$1,207	$2,253	$2,462
Weighted average remaining lease term			12 years	13 years
Weighted average discount rate			6.1%	6.1%

Future maturities of ASC 842 lease liabilities as of March 31, 2021 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2021 – March 2022	$1,692	$1,543	$3,235
April 2022 – March 2023	1,728	1,438	3,166
April 2023 – March 2024	1,706	1,336	3,042
April 2024 – March 2025	1,860	1,229	3,089
April 2025 – March 2026	2,054	1,111	3,165
Thereafter	17,235	4,881	22,116
	$26,275	$11,538	$37,813

14. Subsequent Events

On April 7, 2021, the Company acquired land near the southern boundary of Houston, Texas for $1.3 million.

On May 7, 2021, the Company sold one of the properties held for sale as of March 31, 2021 for $3.1 million. The property had a carrying value of $2.3 million as of March 31, 2021. See Note 6. The Company paid related debt amounting to $2.0 million from the proceeds of the sale.

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

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company. Through our subsidiaries, we engaged in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH.

Through our subsidiaries, as of March 31, 2021, we operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations, including one club that is being renovated due to hurricane damage. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Impact of COVID-19 Pandemic

Starting in March 2020, our businesses were heavily impacted by the COVID-19 pandemic through the temporary closure and reopening of a number of our clubs and restaurants in adherence to federal, state and local government mandates. Our total revenues for the three and six months ended March 31, 2021 increased by 9.0% and declined by 7.2%, respectively, versus last year. The increase in the quarter ended March 31, 2021 was mainly caused by Bombshells’ same-store sales increase and revenue from two new units. Though we earned no revenues from our core businesses during the period of closures, we continued to incur expenses. To alleviate our cash flow situation, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers; *

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferred board of director compensation; *

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale-system support, and investor relations coverage, among others.

* As of the date of this report, we have recalled all furloughed employees and reinstated the pay for all salaried and hourly employees.

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

During the three and six months ended March 31, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

We signed our first franchise agreement for Bombshells in December 2020. The financial impact of the franchise agreement was immaterial to the Company’s results of operations and cash flows for the three and six months ended March 31, 2021.

Results of Operations

Highlights of the Company’s operating results are as follows:

Second Quarter 2021

●	Total revenues were $44.1 million compared to $40.4 million during the comparable prior-year period, a 9.0% increase (Nightclubs revenue of $30.8 million compared to $31.4 million, a 1.8% decrease; and Bombshells revenue of $13.1 million compared to $8.8 million, a 49.2% increase)

●	Consolidated same-store sales increased by 26.3% (Nightclubs increased by 3.6% while Bombshells increased by 48.7%) (refer to the definition of same-store sales in the discussion of Revenues below)

●	Gain on forgiven PPP loans amounted to $380,000

●	Basic and diluted earnings per share (“EPS”) of $0.68 compared to a basic and diluted loss per share of $0.37 (non-GAAP diluted EPS* of $0.75 compared to $0.47)

●	Net cash provided by operating activities of $11.0 million compared to $1.7 million during the comparable prior-year period, a 542.4% increase (free cash flow* of $9.0 million compared to $618,000, a 1,354.0% increase)

Year-to-Date 2021

●	Total revenues were $82.5 million compared to $88.8 million during the comparable prior-year period, a 7.2% decrease (Nightclubs revenue of $56.0 million compared to $69.2 million, a 19.1% decrease; and Bombshells revenue of $26.1 million compared to $19.2 million, a 36.5% increase)

●	Consolidated same-store sales increased by 6.9% (Nightclubs decreased by 4.4% while Bombshells increased by 27.9%) (refer to the definition of same-store sales in the discussion of Revenues below)

●	Gain on forgiven PPP loans amounted to $5.3 million

●	Basic and diluted EPS of $1.75 compared to $0.24 (non-GAAP diluted EPS* of $1.15 compared to $1.09)

●	Net cash provided by operating activities of $17.2 million compared to $12.0 million during the comparable prior-year period, a 43.9% increase (free cash flow* of $14.7 million compared to $9.9 million, a 48.5% increase)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021		March 31, 2020		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$20,273	46.0%	$16,919	41.9%	$3,354	19.8%
Sales of food and merchandise	9,538	21.6%	6,479	16.0%	3,059	47.2%
Service revenues	11,502	26.1%	14,348	35.5%	(2,846)	(19.8)%
Other	2,746	6.2%	2,680	6.6%	66	2.5%
Total revenues	44,059	100.0%	40,426	100.0%	3,633	9.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	3,730	18.4%	3,435	20.3%	(295)	(8.6)%
Food and merchandise sold	3,029	31.8%	2,271	35.1%	(758)	(33.4)%
Service and other	43	0.3%	76	0.4%	33	43.4%
Total cost of goods sold (exclusive of items shown separately below)	6,802	15.4%	5,782	14.3%	(1,020)	(17.6)%
Salaries and wages	11,200	25.4%	12,222	30.2%	1,022	8.4%
Selling, general and administrative	12,618	28.6%	14,450	35.7%	1,832	12.7%
Depreciation and amortization	2,117	4.8%	2,257	5.6%	140	6.2%
Other charges, net	1,481	3.4%	8,190	20.3%	6,709	81.9%
Total operating expenses	34,218	77.7%	42,901	106.1%	8,683	20.2%
Income (loss) from operations	9,841	22.3%	(2,475)	(6.1)%	12,316	497.6%
Other income (expenses)
Interest expense	(2,364)	(5.4)%	(2,459)	(6.1)%	95	3.9%
Interest income	62	0.1%	85	0.2%	(23)	(27.1)%
Non-operating gains (losses), net	431	1.0%	(62)	(0.2)%	493	795.2%
Income (loss) before income taxes	7,970	18.1%	(4,911)	(12.1)%	12,881	262.3%
Income tax expense (benefit)	1,938	4.4%	(1,418)	(3.5)%	(3,356)	(236.7)%
Net income (loss)	$6,032	13.7%	$(3,493)	(8.6)%	$9,525	272.7%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by approximately $3.6 million, or 9.0%, due primarily to the timing of closures caused by the COVID-19 pandemic. Consolidated same-store sales increased by 26.3%. The 9.0% increase in consolidated revenues was primarily from the 8.7% impact of the same-store increase and a 2.6% increase from new Bombshells units, partially offset by a 2.0% decrease due to closures from COVID-19 and a 0.3% decline in other revenues.

We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify, based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Nightclubs	$30,787	$31,367
Bombshells	13,135	8,803
Other	137	256
	$44,059	$40,426

Nightclubs revenues decreased by 1.8% for the quarter ended March 31, 2021 compared to the prior-year quarter. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 3.6%. The remaining decline in revenues reflects lower sales for clubs in states where the number of days closed did not qualify them for same-store sales.

Bombshells revenues increased by 49.2%, of which 37.1% was due to the impact of the same-store sales increase with the remaining 12.1% increase generated by two new locations.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 77.7% from 106.1% from last year’s second quarter, with a $8.7 million decrease, or 20.2%, which is mainly caused by the higher impairment in the prior year. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $1.0 million, or 17.6%, mainly due to higher sales in the current quarter. As a percent of total revenues, cost of goods sold increased to 15.4% from 14.3% mainly due to the sales mix shifting from higher-margin service revenues.

Salaries and wages decreased by $1.0 million, or 8.4%. As a percent of total revenues, salaries and wages were lower at 25.4% from 30.2% mainly due to fixed salaries paid on lower sales during the prior-year quarter.

Selling, general and administrative expenses decreased by $1.8 million, or 12.7%, primarily due to decreased audit and legal fees from prior year’s SEC matters and controlled advertising and marketing expenses due to uncertainty brought about by the pandemic. As a percent of total revenues, selling, general and administrative expenses decreased to 28.6% from 35.7% due to the lower expenses from the above-cited reasons leveraged on higher sales in the current quarter.

Our total occupancy costs, defined as the sum of lease expense and interest expense (see below), were $3.3 million and $3.5 million for the quarter ended March 31, 2021 and 2020, respectively. As a percentage of revenue, total occupancy costs were 7.6% and 8.6% during the quarter ended March 31, 2021 and 2020, respectively, primarily due to higher sales base in the current quarter.

Depreciation and amortization decreased by $140,000, or 6.2% partly due to fully depreciated real estate and software assets.

Other charges, net decreased to $1.5 million from $8.2 million, which was primarily caused by impairment charges of $1.4 million and $8.2 million during the quarter ended March 31, 2021 and 2020, respectively.

Income (Loss) from Operations

For the three months ended March 31, 2021 and 2020, our consolidated operating margin was 22.3% and (6.1)%, respectively. The main drivers for the increase in operating margin are the current quarter’s higher sales and the impairment charges in both quarters.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Nightclubs	$10,468	$2,284
Bombshells	3,142	688
Other	(139)	(146)
General corporate	(3,630)	(5,301)
	$9,841	$(2,475)

Operating margin for the Nightclubs segment was 34.0% and 7.3% for the three months ended March 31, 2021 and 2020, respectively, while operating margin for Bombshells was 23.9% and 7.8%, respectively. The increase in Nightclubs operating margin was mainly due to last year’s impairment charges as triggered by the pandemic. The increase in Bombshells operating margin was mainly from higher sales and a decrease in pre-opening expenses from several Bombshells openings in prior periods.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the table below (dollars in thousands). See further discussion in the “Non-GAAP Financial Measures” section below.

	For the Three Months Ended March 31, 2021					For the Three Months Ended March 31, 2020
	Nightclubs	Bombshells	Other	Corporate	Total	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$10,468	$3,142	$(139)	$(3,630)	$9,841	$2,284	$688	$(146)	$(5,301)	$(2,475)
Amortization of intangibles	47	3	29	-	79	57	4	96	-	157
Settlement of lawsuits	(4)	-	5	-	1	-	-	-	-	-
Impairment of assets	1,401	-	-	-	1,401	7,965	245	-	-	8,210
Loss (gain) on sale of businesses and assets	14	47	-	30	91	(3)	-	-	(4)	(7)
Loss (gain) on insurance	32	-	-	(44)	(12)	-	-	-	(13)	(13)
Non-GAAP operating income (loss)	$11,958	$3,192	$(105)	$(3,644)	$11,401	$10,303	$937	$(50)	$(5,318)	$5,872

GAAP operating margin	34.0%	23.9%	(101.5)%	(8.2)%	22.3%	7.3%	7.8%	(57.0)%	(13.1)%	(6.1)%
Non-GAAP operating margin	38.8%	24.3%	(76.6)%	(8.3)%	25.9%	32.8%	10.6%	(19.5)%	(13.2)%	14.5%

Non-Operating Items

During the quarter ended March 31, 2021, we received one notice of forgiveness for one PPP loan, which forgave 100% of the PPP loan’s principal and interest amounting to $380,000.

Interest expense decreased by $95,000, or 3.9%.

Income Taxes

Income taxes were an expense of $1.9 million during the quarter ended March 31, 2021 compared to a benefit of $1.4 million during the quarter ended March 31, 2020. The effective income tax rate was an expense of 24.3% and a benefit of 28.9% for the quarter ended March 31, 2021 and 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the impact of the forgiveness of the PPP loans in the current period, as presented below.

	For the Three Months
	Ended March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.0%	4.2%
Permanent differences	(5.9)%	1.3%
Tax credits	2.2%	2.3%
Effective income tax rate	24.3%	28.9%

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

The following table summarizes our results of operations for the six months ended March 31, 2021 (dollars in thousands):

	For the Six Months Ended
	March 31, 2021		March 31, 2020		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$37,633	45.6%	$37,662	42.4%	$(29)	(0.1)%
Sales of food and merchandise	18,147	22.0%	13,926	15.7%	4,221	30.3%
Service revenues	21,562	26.1%	31,541	35.5%	(9,979)	(31.6)%
Other	5,115	6.2%	5,691	6.4%	(576)	(10.1)%
Total revenues	82,457	100.0%	88,820	100.0%	(6,363)	(7.2)%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	6,992	18.6%	7,581	20.1%	589	7.8%
Food and merchandise sold	5,918	32.6%	4,846	34.8%	(1,072)	(22.1)%
Service and other	96	0.4%	131	0.4%	35	26.7%
Total cost of goods sold (exclusive of items shown separately below)	13,006	15.8%	12,558	14.1%	(448)	(3.6)%
Salaries and wages	22,686	27.5%	25,445	28.6%	2,759	10.8%
Selling, general and administrative	24,770	30.0%	30,981	34.9%	6,211	20.0%
Depreciation and amortization	4,140	5.0%	4,461	5.0%	321	7.2%
Other charges, net	1,431	1.7%	8,164	9.2%	6,733	82.5%
Total operating expenses	66,033	80.1%	81,609	91.9%	15,576	19.1%
Income from operations	16,424	19.9%	7,211	8.1%	9,213	127.8%
Other income (expenses)
Interest expense	(4,798)	(5.8)%	(4,944)	(5.6)%	146	3.0%
Interest income	122	0.1%	183	0.2%	(61)	(33.3)%
Non-operating gains (losses), net	5,347	6.5%	(134)	(0.2)%	5,481	4,090.3%
Income before income taxes	17,095	20.7%	2,316	2.6%	14,779	638.1%
Income tax expense	1,554	1.9%	175	0.2%	(1,379)	(788.0)%
Net income	$15,541	18.8%	$2,141	2.4%	$13,400	625.9%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues decreased by approximately $6.4 million, or 7.2%, due primarily to the closures caused by the COVID-19 pandemic. Consolidated same-store sales increased by 6.9%. The 7.2% decrease in consolidated revenues was primarily from the 13.5% decrease due to closures from COVID-19 and a 0.1% decline in other revenues, partially offset by the 3.4% impact of the same-store increase and a 3.0% increase from new Bombshells units.

We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify, based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.

Segment contribution to total revenues was as follows (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Nightclubs	$55,984	$69,226
Bombshells	26,141	19,153
Other	332	441
	$82,457	$88,820

Nightclubs revenues decreased by 19.1% for the six-month period ended March 31, 2021 compared to the prior-year period. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 4.4%. The remaining decline in revenues reflects lower sales for clubs in states where the number of days closed did not qualify them for same-store sales.

Bombshells revenues increased by 36.5%, of which 22.5% was due to the impact of the same-store sales increase with the remaining 14.0% increase generated by two new locations.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 80.1% from 91.9% from the comparable period last year, with a $15.6 million decrease, or 19.1%, which is mainly caused by the higher impairment in the prior year, a $6.2 million decrease in selling, general and administrative expenses, and a $2.8 million decrease in salaries and wages. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $448,000, or 3.6%, mainly due to a shift in sales mix from higher-margin service revenues to alcohol and food sales in the current six-month period. As a percent of total revenues, cost of goods sold increased to 15.8% from 14.1% mainly due to the shift in sales mix.

Salaries and wages decreased by $2.8 million, or 10.8%, mainly due to COVID-19-related closures. As a percent of total revenues, salaries and wages were lower at 27.5% from 28.6% mainly due to fixed salaries paid on lower sales during the prior-year period.

Selling, general and administrative expenses decreased by $6.2 million, or 20.0%, primarily due to decreased audit and legal fees from prior year’s SEC matters, controlled advertising and marketing expenses due to uncertainty brought about by the pandemic, and lower taxes and permits and charge card fees due to lower sales. As a percent of total revenues, selling, general and administrative expenses decreased to 30.0% from 34.9% due to legal and accounting fees and advertising and marketing expenses.

Our total occupancy costs, defined as the sum of lease expense and interest expense (see below), were $6.7 million and $7.0 million for the six months ended March 31, 2021 and 2020, respectively. As a percentage of revenue, total occupancy costs were 8.2% and 7.9% during the six months ended March 31, 2021 and 2020, respectively, primarily due to lower sales base in the current six-month period.

Depreciation and amortization decreased by $321,000, or 7.2% partly due to fully depreciated real estate and software assets.

Other charges, net decreased to $1.4 million from $8.2 million, which was primarily caused by impairment charges of $1.4 million and $8.2 million during the six months ended March 31, 2021 and 2020, respectively.

Income from Operations

For the six months ended March 31, 2021 and 2020, our consolidated operating margin was 19.9% and 8.1%, respectively. The main drivers for the increase in operating margin are the current period’s lower sales and gain on debt extinguishment, and the prior-year period’s higher impairment charges.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Nightclubs	$18,963	$16,040
Bombshells	5,859	2,259
Other	(214)	(331)
General corporate	(8,184)	(10,757)
	$16,424	$7,211

Operating margin for the Nightclubs segment was 33.9% and 23.2% for the six months ended March 31, 2021 and 2020, respectively, while operating margin for Bombshells was 22.4% and 11.8%, respectively. The increase in Nightclubs operating margin was mainly due to last year’s impairment charges as triggered by the pandemic. The increase in Bombshells operating margin was mainly from higher sales and a decrease in pre-opening expenses from several Bombshells openings in prior periods.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the table below (dollars in thousands). See further discussion in the “Non-GAAP Financial Measures” section below.

	For the Six Months Ended March 31, 2021					For the Six Months Ended March 31, 2020
	Nightclubs	Bombshells	Other	Corporate	Total	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,963	$5,859	$(214)	$(8,184)	$16,424	$16,040	$2,259	$(331)	$(10,757)	$7,211
Amortization of intangibles	94	7	57	-	158	114	8	191	-	313
Settlement of lawsuits	114	34	5	-	153	24	-	-	-	24
Impairment of assets	1,401	-	-	-	1,401	7,965	245	-	-	8,210
Loss (gain) on sale of businesses and assets	14	47	-	25	86	-	-	-	(37)	(37)
Gain on insurance	(165)	-	-	(44)	(209)	(20)	-	-	(13)	(33)
Non-GAAP operating income (loss)	$20,421	$5,947	$(152)	$(8,203)	$18,013	$24,123	$2,512	$(140)	$(10,807)	$15,688

GAAP operating margin	33.9%	22.4%	(64.5)%	(9.9)%	19.9%	23.2%	11.8%	(75.1)%	(12.1)%	8.1%
Non-GAAP operating margin	36.5%	22.7%	(45.8)%	(9.9)%	21.8%	34.8%	13.1%	(31.7)%	(12.2)%	17.7%

Non-Operating Items

During the six months ended March 31, 2021, we received 11 notices of forgiveness for a PPP loan, which forgave 100% of the PPP loans’ principal and interest amounting to $5.3 million.

Interest expense decreased by $146,000, or 3.0%.

Income Taxes

Income tax expense was $1.6 million during the six months ended March 31, 2021 compared to $175,000 during the six months ended March 31, 2020. The effective income tax rate was 9.1% and 7.6% for the six months ended March 31, 2021 and 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current period, as presented below.

	For the Six Months
	Ended March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.0%	4.5%
Permanent differences	(7.1)%	0.3%
Change in valuation allowance	(7.5)%	-
Tax credits	(2.3)%	(18.3)%
Effective income tax rate	9.1%	7.6%

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) impairment of assets, and (e) settlement of lawsuits. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) impairment of assets, (f) settlement of lawsuits, (g) gain on debt extinguishment, and (h) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 24.2% and 7.6% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2021 and 2020, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) impairment of assets, (h) settlement of lawsuits, and (i) gain on debt extinguishment. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2021 and 2020 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$6,091	$(3,452)	$15,734	$2,182
Income tax expense (benefit)	1,938	(1,418)	1,554	175
Interest expense, net	2,302	2,374	4,676	4,761
Settlement of lawsuits	1	-	153	24
Impairment of assets	1,401	8,210	1,401	8,210
Loss (gain) on sale of businesses and assets	91	(7)	86	(37)
Gain on debt extinguishment	(380)	-	(5,329)	-
Unrealized loss on equity securities	34	62	67	134
Gain on insurance	(12)	(13)	(209)	(33)
Depreciation and amortization	2,117	2,257	4,140	4,461
Adjusted EBITDA	$13,583	$8,013	$22,273	$19,877

Reconciliation of GAAP net income (loss) to non-GAAP net income (loss)
Net income (loss) attributable to RCIHH common stockholders	$6,091	$(3,452)	$15,734	$2,182
Amortization of intangibles	79	157	158	313
Settlement of lawsuits	1	-	153	24
Impairment of assets	1,401	8,210	1,401	8,210
Loss (gain) on sale of businesses and assets	91	(7)	86	(37)
Gain on debt extinguishment	(380)	-	(5,329)	-
Unrealized loss on equity securities	34	62	67	134
Gain on insurance	(12)	(13)	(209)	(33)
Net income tax effect	(522)	(633)	(1,741)	(659)
Non-GAAP net income (loss)	$6,783	$4,324	$10,320	$10,134

Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings (loss) per share
Diluted shares	9,000	9,225	9,010	9,274
GAAP diluted earnings (loss) per share	$0.68	$(0.37)	$1.75	$0.24
Amortization of intangibles	0.01	0.02	0.02	0.03
Settlement of lawsuits	0.00	-	0.02	0.00
Impairment of assets	0.16	0.89	0.16	0.89
Loss (gain) on sale of businesses and assets	0.01	(0.00)	0.01	(0.00)
Gain on debt extinguishment	(0.04)	-	(0.59)	-
Unrealized loss on equity securities	0.00	0.01	0.01	0.01
Gain on insurance	(0.00)	(0.00)	(0.02)	(0.00)
Net income tax effect	(0.06)	(0.07)	(0.19)	(0.07)
Non-GAAP diluted earnings per share	$0.75	$0.47	$1.15	$1.09

Reconciliation of GAAP operating income (loss) to non-GAAP operating income (loss)
Income (loss) from operations	$9,841	$(2,475)	$16,424	$7,211
Amortization of intangibles	79	157	158	313
Settlement of lawsuits	1	-	153	24
Impairment of assets	1,401	8,210	1,401	8,210
Gain on insurance	(12)	(13)	(209)	(33)
Loss (gain) on sale of businesses and assets	91	(7)	86	(37)
Non-GAAP operating income (loss)	$11,401	$5,872	$18,013	$15,688

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	22.3%	(6.1)%	19.9%	8.1%
Amortization of intangibles	0.2%	0.4%	0.2%	0.4%
Settlement of lawsuits	0.0%	-	0.2%	0.0%
Impairment of assets	3.2%	20.3%	1.7%	9.2%
Gain on insurance	(0.0)%	(0.0)%	(0.3)%	0.0%
Loss (gain) on sale of businesses and assets	0.2%	(0.0)%	0.1%	0.0%
Non-GAAP operating margin	25.9%	14.5%	21.8%	17.7%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalents were approximately $20.2 million compared to $15.6 million at September 30, 2020. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2021, we had positive working capital of $175,000 compared to a negative working capital of $5.9 million as of September 30, 2020, excluding assets held for sale (net of associated liabilities of $3.2 million and $0, respectively) amounting to $4.2 million and $0 as of March 31, 2021 and September 30, 2020, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. Based upon the current state of allowed openings, revenues seem favorable. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

To augment an expected decline in operating cash flows caused by the COVID-19 pandemic, we instituted the following measures:

●	Arranged for deferment of principal and interest payment on certain of our debts;

●	Furloughed employees working at our clubs and restaurants, except for a limited number of managers; *

●	Temporarily enacted a pay reduction for all remaining salaried and hourly employees and deferred board of director compensation; *

●	Deferred or modified certain fixed monthly expenses such as insurance, rent, and taxes, among others;

●	Temporarily reduced or canceled certain non-essential expenses such as advertising, cable, pest control, point-of-sale system support, and investor relations coverage, among others.

* As of the date of this report, we have recalled all furloughed employees and reinstated the pay for all salaried and hourly employees.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During the three and six months ended March 31, 2021, we received 1 and 11 Notices of PPP Forgiveness Payment (“Notice”), respectively, from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the ten PPP loans totaling the amount of $380,000 and $5.3 million in principal and interest during the three and six months ended March 31, 2021, respectively, and were included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. No assurance can be provided that the Company will in fact obtain forgiveness of the one remaining PPP loan in whole or in part.

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

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Operating activities	$17,246	$11,981
Investing activities	(6,355)	(3,870)
Financing activities	(6,340)	(12,383)
Net increase (decrease) in cash and cash equivalents	$4,551	$(4,272)

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Net income	$15,541	$2,141
Depreciation and amortization	4,140	4,461
Deferred income tax benefit	-	(1,155)
Gain on debt extinguishment	(5,298)	-
Impairment of assets	1,401	8,210
Net change in operating assets and liabilities	712	(2,695)
Other	750	1,019
Net cash provided by operating activities	$17,246	$11,981

Net cash provided by operating activities increased from year to year due primarily to higher income from operations and lower income taxes paid, partially offset by higher interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2021	2020
Payments for property and equipment and intangible assets	$(6,718)	$(5,323)
Proceeds from sale of businesses and assets	8	105
Proceeds from insurance	294	945
Proceeds from note receivable	61	403
Net cash used in investing activities	$(6,355)	$(3,870)

Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2021 and 2020 (in thousands):

	For the Six Months Ended March 31,
	2021	2020
New facilities, equipment and intangible assets	$4,127	$3,212
Maintenance capital expenditures	2,591	2,111
Total capital expenditures	$6,718	$5,323

Capital expenditures for new facilities during the six months ended March 31, 2021 were composed primarily of real estate and construction of one new Bombshells location, a newly renovated club that was damaged by hurricane, and a liquor license purchase. Capital expenditures for new facilities during the six months ended March 31, 2020 were composed primarily of construction and development costs for two new Bombshells locations that opened in the first and second quarters of fiscal 2020. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Proceeds from debt obligations	$2,176	$880
Payments on debt obligations	(5,977)	(4,097)
Purchase of treasury stock	(1,794)	(8,488)
Payment of dividends	(720)	(647)
Payment of loan origination costs	(25)	-
Distribution to noncontrolling interests	-	(31)
Net cash used in financing activities	$(6,340)	$(12,383)

We purchased 74,659 shares of our common stock at an average price of $24.03 during the six months ended March 31, 2021, while we purchased 465,390 shares of our common stock at an average price of $18.24 during the same period last year. We paid quarterly dividends of $0.04 per share during the six months ended March 31, 2021 compared to $0.03 per share in the first quarter and $0.04 in the second quarter during the prior year.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. Net cash provided by operating activities was $17.2 million and $12.0 million during the six months ended March 31, 2021 and 2020, respectively. Maintenance capital expenditures were $2.6 million and $2.1 million during the six months ended March 31, 2021 and 2020, respectively. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Six Months
	Ended March 31,
	2021	2020
Net cash provided by operating activities	$17,246	$11,981
Less: Maintenance capital expenditures	2,591	2,111
Free cash flow	$14,655	$9,870

Our free cash flow for the current six-month period increased by 48.5% compared to the comparable prior-year period primarily due to higher income from operations and lower income taxes paid, partially offset by higher interest expense paid and higher maintenance capital expenditures.

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

The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

		Increase		Increase
	2021	(Decrease)	2020	(Decrease)	2019

Sales of alcoholic beverages	$37,633	(0.1)%	$37,662	2.4%	$36,796
Sales of food and merchandise	18,147	30.3%	13,926	14.8%	12,129
Service revenues	21,562	(31.6)%	31,541	(8.1)%	34,310
Other	5,115	(10.1)%	5,691	1.4%	5,614
Total revenues	82,457	(7.2)%	88,820	(0.0)%	88,849
Net cash provided by operating activities	$17,246	43.9%	$11,981	(42.9)%	$20,971
Adjusted EBITDA*	$22,273	12.1%	$19,877	(18.6)%	$24,405
Free cash flow*	$14,655	48.5%	$9,870	(50.3)%	$19,854
Debt (end of period)	$132,412	(5.7)%	$140,440	(6.3)%	$149,818

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 74,659 shares of our common stock at an average price of $24.03 during the six months ended March 31, 2021, while we purchased 465,390 shares of our common stock at an average price of $18.24 during the same period last year. As of March 31, 2021, we have approximately $9.0 million remaining to purchase additional shares.

Impact of Inflation

We have not experienced a material overall impact from inflation in our operations during the past several years. To the extent permitted by competition, we have managed to recover increased costs through price increases and may continue to do so. However, there can be no assurance that we will be able to do so in the future.

Seasonality

Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters). Our revenues in Bombshells are also affected by sporting events that cause unusual changes in sales from year to year.

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

Nightclubs

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

Bombshells

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of March 31, 2021 are located in Texas. Part of our growth strategy is to continue to appeal to men, women, families, friends, singles, couples, and millennials through better quality of food, service and experience that is more upscale than a traditional sports bar.

We continue to search for suitable markets where we can open new Bombshells and are currently in the process of development in several of these locations. We have also increased our efforts on Bombshells franchising and have recently signed our first franchisee for Bombshells restaurants in the San Antonio, Texas area.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have started franchising Bombshells. We believe that we have selected highly competent operating partners and franchisees with significant experience in restaurant operations, and we are providing them training and support on the Bombshells brand. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee. If the franchisee does not successfully open and operate its restaurants in a manner consistent with our standards, or if guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. As of May 6, 2021, we have approximately $9.0 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: May 10, 2021	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2021	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer

