Form 10-Q
period 2021-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2021-08-05
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, 8,999,910 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,068	$15,605
Accounts receivable, net	2,458	6,767
Current portion of notes receivable	217	201
Inventories	2,479	2,372
Prepaid expenses and other current assets	4,062	6,488
Assets held for sale	4,887	-
Total current assets	43,171	31,433
Property and equipment, net	178,087	181,383
Operating lease right-of-use assets, net	24,481	25,546
Notes receivable, net of current portion	2,819	2,908
Goodwill	45,440	45,686
Intangibles, net	73,019	73,077
Other assets	922	900
Total assets	$367,939	$360,933

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,909	$4,799
Accrued liabilities	11,738	14,573
Current portion of debt obligations, net	13,695	16,304
Current portion of operating lease liabilities	1,720	1,628
Total current liabilities	32,062	37,304
Deferred tax liability, net	19,960	20,390
Debt, net of current portion and debt discount and issuance costs	113,908	125,131
Operating lease liabilities, net of current portion	24,360	25,439
Other long-term liabilities	354	362
Total liabilities	190,644	208,626

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,000 and 9,075 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	90	91
Additional paid-in capital	50,040	51,833
Retained earnings	127,753	100,797
Total RCIHH stockholders’ equity	177,883	152,721
Noncontrolling interests	(588)	(414)
Total equity	177,295	152,307
Total liabilities and equity	$367,939	$360,933

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenues
Sales of alcoholic beverages	$25,092	$7,623	$62,725	$45,285
Sales of food and merchandise	12,058	3,452	30,205	17,378
Service revenues	16,880	2,907	38,442	34,448
Other	3,830	739	8,945	6,430
Total revenues	57,860	14,721	140,317	103,541
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,621	1,245	11,613	8,826
Food and merchandise sold	4,043	1,128	9,961	5,974
Service and other	208	17	304	148
Total cost of goods sold (exclusive of items shown separately below)	8,872	2,390	21,878	14,948
Salaries and wages	13,870	5,421	36,556	30,866
Selling, general and administrative	14,697	8,908	39,467	39,889
Depreciation and amortization	2,057	2,235	6,197	6,696
Other charges (gains), net	(143)	424	1,288	8,588
Total operating expenses	39,353	19,378	105,386	100,987
Income (loss) from operations	18,507	(4,657)	34,931	2,554
Other income (expenses)
Interest expense	(2,281)	(2,459)	(7,079)	(7,403)
Interest income	72	80	194	263
Non-operating gains (losses), net	9	31	5,356	(103)
Income (loss) before income taxes	16,307	(7,005)	33,402	(4,689)
Income tax expense (benefit)	3,986	(1,437)	5,540	(1,262)
Net income (loss)	12,321	(5,568)	27,862	(3,427)
Net loss (income) attributable to noncontrolling interests	(19)	94	174	135
Net income (loss) attributable to RCIHH common stockholders	$12,302	$(5,474)	$28,036	$(3,292)

Earnings (loss) per share
Basic and diluted	$1.37	$(0.60)	$3.11	$(0.36)

Weighted average number of common shares outstanding
Basic and diluted	9,000	9,125	9,006	9,224

Dividends per share	$0.04	$0.03	$0.12	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional		Treasury Stock
	Number		Paid-In	Retained	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	of Shares	Amount	Interests	Equity
Balance at September 30, 2020	9,075	$91	$51,833	$100,797	-	$-	$(414)	$152,307
Purchase of treasury shares	-	-	-	-	(75)	(1,794)	-	(1,794)
Canceled treasury shares	(75)	(1)	(1,793)	-	75	1,794	-	-
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income (loss)	-	-	-	9,643	-	-	(134)	9,509
Balance at December 31, 2020	9,000	90	50,040	110,080	-	-	(548)	159,662
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income (loss)	-	-	-	6,091	-	-	(59)	6,032
Balance at March 31, 2021	9,000	90	50,040	115,811	-	-	(607)	165,334
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income	-	-	-	12,302	-	-	19	12,321
Balance at June 30, 2021	9,000	$90	$50,040	$127,753	-	$-	$(588)	$177,295

Balance at September 30, 2019	9,591	$96	$61,312	$108,168	-	$-	$(156)	$169,420
Purchase of treasury shares	-	-	-	-	(333)	(6,441)	-	(6,441)
Canceled treasury shares	(333)	(3)	(6,438)	-	333	6,441	-	-
Payment of dividends	-	-	-	(279)	-	-	-	(279)
Payment to noncontrolling interest	-	-	-	-	-	-	(10)	(10)
Net income	-	-	-	5,634	-	-	-	5,634
Balance at December 31, 2019	9,258	93	54,874	113,523	-	-	(166)	168,324
Purchase of treasury shares	-	-	-	-	(133)	(2,047)	-	(2,047)
Canceled treasury shares	(133)	(2)	(2,045)	-	133	2,047	-	-
Payment of dividends	-	-	-	(368)	-	-	-	(368)
Payment to noncontrolling interest	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	(3,452)	-	-	(41)	(3,493)
Balance at March 31, 2020	9,125	91	52,829	109,703	-	-	(228)	162,395
Payment of dividends	-	-	-	(273)	-	-	-	(273)
Net loss	-	-	-	(5,474)	-	-	(94)	(5,568)
Balance at June 30, 2020	9,125	$91	$52,829	$103,956	-	$-	$(322)	$156,554

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,862	$(3,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,197	6,696
Deferred income tax benefit	(430)	(1,517)
Gain on sale of businesses and assets	(626)	(749)
Impairment of assets	1,672	9,192
Unrealized loss on equity securities	58	103
Amortization of debt discount and issuance costs	160	194
Gain on debt extinguishment	(5,298)	-
Noncash lease expense	1,282	1,244
Gain on insurance	(294)	(33)
Doubtful accounts expense (reversal) on notes receivable	(22)	495
Changes in operating assets and liabilities:
Accounts receivable	4,309	(53)
Inventories	(107)	(29)
Prepaid expenses, other current and other assets	2,346	4,942
Accounts payable, accrued and other liabilities	(4,892)	(4,911)
Net cash provided by operating activities	32,217	12,147
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	3,213	2,041
Proceeds from insurance	294	945
Proceeds from notes receivable	95	1,555
Payments for property and equipment and intangible assets	(10,788)	(5,565)
Net cash used in investing activities	(7,186)	(1,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,176	6,503
Payments on debt obligations	(10,845)	(7,489)
Purchase of treasury stock	(1,794)	(8,488)
Payment of dividends	(1,080)	(920)
Payment of loan origination costs	(25)	-
Distribution to noncontrolling interests	-	(31)
Net cash used in financing activities	(11,568)	(10,425)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,463	698
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,605	14,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,068	$14,795

CASH PAID DURING PERIOD FOR:
Interest (net of amounts capitalized of $0 and $155, respectively)	$7,761	$7,303
Income taxes	$4,047	$2,067

Noncash investing and financing transactions:
Principal of Paycheck Protection Program loans forgiven	$5,298	$-
Operating lease right-of-use assets established upon adoption of ASC 842	$-	$27,310
Deferred rent liabilities reclassified upon adoption of ASC 842	$-	$1,241
Operating lease liabilities established upon adoption of ASC 842	$-	$28,551
Adjustment to operating lease right-of-use assets and operating lease liabilities related to renewed lease	$217	$-
Unpaid liabilities on capital expenditures	$995	$6

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company or “RCIHH”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Impact of COVID-19 Pandemic

Since the U.S. declaration of COVID-19 as a pandemic in March 2020, we have had a major disruption in our business operations that threatened to significantly impact our cash flow. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy is to open locations and operate in accordance with local and state guidelines. We believe that we can borrow capital if need be but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared services entity and lounge. See Notes 7 and 9.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions, where applicable.

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. Based on our evaluation, we determined that our assets are impaired in a total amount of approximately $1.7 million comprised of $245,500 in goodwill and $1.4 million in assets held for sale.

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$16,130		$8,962	$-	$25,092	$1,777		$5,846	$-	$7,623
Sales of food and merchandise	5,062		6,996	-	12,058	774		2,678	-	3,452
Service revenues	16,772		108	-	16,880	2,906		1	-	2,907
Other revenues	3,067		11	752	3,830	556		6	177	739
	$41,031		$16,077	$752	$57,860	$6,013		$8,531	$177	$14,721

Recognized at a point in time	$40,599		$16,075	$751	$57,425	$5,781		$8,531	$175	$14,487
Recognized over time	432	*	2	1	435	232	*	-	2	234
	$41,031		$16,077	$752	$57,860	$6,013		$8,531	$177	$14,721

	Nine Months Ended June 30, 2021					Nine Months Ended June 30, 2020
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$38,398		$24,327	$-	$62,725	$28,321		$16,964	$-	$45,285
Sales of food and merchandise	12,567		17,638	-	30,205	6,837		10,541	-	17,378
Service revenues	38,216		226	-	38,442	34,290		158	-	34,448
Other revenues	7,834		27	1,084	8,945	5,791		21	618	6,430
	$97,015		$42,218	$1,084	$140,317	$75,239		$27,684	$618	$103,541

Recognized at a point in time	$95,816		$42,215	$1,080	$139,111	$74,192		$27,684	$605	$102,481
Recognized over time	1,199	*	3	4	1,206	1,047	*	-	13	1,060
	$97,015		$42,218	$1,084	$140,317	$75,239		$27,684	$618	$103,541

*	Lease revenue (included in Other Revenues) is covered by ASC 842. All other revenues are covered by ASC 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2020	Consideration Received	Recognized in Revenue	Balance at June 30, 2021
Ad revenue	$92	$456	$(477)	$71
Expo revenue	211	247	(448)	10
Other	33	123	(6)	150
	$336	$826	$(931)	$231

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

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	June 30, 2021	September 30, 2020
Credit card receivables	$1,220	$880
Income tax refundable	201	4,325
ATM in-transit	253	160
Insurance receivable	-	191
Other (net of allowance for doubtful accounts of $605 and $261, respectively)	784	1,211
Total accounts receivable, net	$2,458	$6,767

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $160,000 and $182,000 as of June 30, 2021 and September 30, 2020, respectively.

The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2021	September 30, 2020
Prepaid insurance	$1,506	$4,884
Prepaid legal	761	735
Prepaid taxes and licenses	506	428
Prepaid rent	372	37
Other	917	404
Total prepaid expenses and other current assets	$4,062	$6,488

The components of accrued liabilities are as follows (in thousands):

	June 30, 2021	September 30, 2020
Payroll and related costs	$3,243	$2,419
Sales and liquor taxes	2,467	2,613
Insurance	1,382	4,405
Property taxes	1,636	2,003
Unearned revenues	231	336
Interest	517	1,390
Patron tax	488	309
Lawsuit settlement	103	100
Other	1,671	998
Total accrued liabilities	$11,738	$14,573

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Taxes and permits	$2,345	$1,187	$6,457	$6,101
Supplies and services	1,701	681	4,417	3,605
Insurance	1,474	1,481	4,358	4,437
Advertising and marketing	1,929	428	4,502	4,745
Lease	992	1,010	2,941	3,063
Utilities	873	512	2,444	2,205
Security	1,073	272	2,763	1,869
Legal	1,255	841	2,928	3,109
Charge card fees	988	146	2,247	2,037
Repairs and maintenance	787	353	2,037	1,802
Accounting and professional fees	336	407	1,348	2,916
Other	944	1,590	3,025	4,000
Total selling, general and administrative expenses	$14,697	$8,908	$39,467	$39,889

The components of other charges, net are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Impairment of assets	$271	$982	$1,672	$9,192
Settlement of lawsuits	127	50	280	74
Gain on disposal of businesses and assets	(541)	(608)	(455)	(645)
Gain on insurance	-	-	(209)	(33)
Total other charges (gains), net	$(143)	$424	$1,288	$8,588

The components of non-operating gains (losses), net are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Gain on debt extinguishment	$-	$-	$5,329	$-
Unrealized gain (loss) on equity securities	9	31	(58)	(103)
Other	-	-	85	-
Total non-operating gains (losses), net	$9	$31	$5,356	$(103)

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Assets Held for Sale

As of June 30, 2021 and September 30, 2020, the Company had net carrying value of assets held for sale at $4.9 million and $0, respectively.

During the three months ended March 31, 2021, the Company classified as held-for-sale three real estate properties with an aggregate estimated fair value less cost to sell of $7.4 million after recognizing a Nightclub segment impairment charge of $1.4 million, included in other charges, net in our unaudited condensed consolidated statement of operations, on one property.

On May 7, 2021, the Company sold one of the properties held for sale for $3.1 million. The property had a carrying value of $2.3 million as of March 31, 2021. The Company paid related debt amounting to $2.0 million from the proceeds of the sale.

The Company expects the held-for-sale properties, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers. Liabilities that are expected to be paid with the sale of held-for-sale assets were $1.1 million as of June 30, 2021, which is included in current portion of debt obligations in our unaudited condensed consolidated balance sheet.

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

Included in the balance of debt obligations as of June 30, 2021 and September 30, 2020 are two notes borrowed from related parties (see Note 12)—one note for $500,000 (from an employee of the Company who is also the brother of our director, Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay)—and two notes totaling $500,000 borrowed from two non-officer employees. All four notes are part of a larger group of private lenders, with the terms of the notes being the same as the rest of the lender group.

Future maturities of debt obligations as of June 30, 2021 are as follows: $13.9 million, $11.5 million, $8.3 million, $8.3 million, $8.5 million, and $78.2 million for the twelve months ending June 30, 2022, 2023, 2024, 2025, 2026, and thereafter, respectively. Of the maturity schedule mentioned above, $4.0 million, $3.7 million, $0, $0, $0, and $42.3 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.1 million and $1.2 million as of June 30, 2021 and September 30, 2020, respectively.

Included in the balance of debt obligations as of June 30, 2021 and September 30, 2020 are PPP loans amounting to approximately $124,000 and $5.4 million, respectively. During the three and nine months ended June 30, 2021, we received 0 and 11 notices, respectively, approving the forgiveness of 100% of each of the 11 PPP loans amounting to $0 and $5.3 million, respectively, in principal and interest, which are included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. As of the date of the filing of this report, we have not received a forgiveness notice for only one PPP loan that, if not forgiven, under the terms of the loans as provided by the CARES Act, bears an interest rate of 1% per annum. See Note 3.

8. Equity

During the three and nine months ended June 30, 2021, the Company purchased and retired 0 and 74,659 common shares, respectively, at a cost of approximately $0 and $1.8 million, respectively. The Company paid $0.04 and $0.12 per share cash dividend during the three and nine months ended June 30, 2021 totaling approximately $360,000 and $1.1 million, respectively.

During the three and nine months ended June 30, 2020, the Company purchased and retired 0 and 465,390 common shares, respectively, at a cost of approximately $0 and $8.5 million, respectively. The Company paid $0.03 and $0.10 per share cash dividend during the three and nine months ended June 30, 2020 totaling approximately $273,000 and $920,000, respectively.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income taxes expense was $4.0 million and $5.5 million during the three and nine months ended June 30, 2021, respectively, compared to a benefit of $1.4 million and $1.3 million during the three and nine months ended June 30, 2020, respectively. The effective income tax rate was an expense of 24.4% and 16.6% for the three and nine months ended June 30, 2021, respectively, compared to a benefit of 20.5% and 26.9% for the three and nine months ended June 30, 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current year-to-date period.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service with only immaterial changes. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. As of June 30, 2021 and September 30, 2020, there was no liability for uncertain tax positions. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in selling, general and administrative expenses in our consolidated statements of operations.

On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief were made available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established the Paycheck Protection Program, whereby certain small businesses are eligible for loans to fund payroll expenses, rent, and related costs. The loans may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During the three and nine months ended June 30, 2021, we received 0 and 11 Notices of PPP Forgiveness Payment, respectively, from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $0 and $5.3 million in principal and interest during the three and nine months ended June 30, 2021, respectively, and were included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. No assurance can be provided that the Company will obtain forgiveness of the $124,000 remaining PPP loan in whole or in part. See Notes 3 and 7.

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

The aggregate balance of Patron Tax settlement liability, which is included in debt in the consolidated balance sheets, amounted to $1.2 million and $2.2 million as of June 30, 2021 and September 30, 2020, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2021, we have 2 unresolved claims out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds director Nourdean Anakar and former director Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. On June 14, 2021, a scheduling order was entered in the case, setting January 9, 2023 as the trial date. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 16, 2019, a shareholder derivative action was filed in the Southern District of Texas, Houston Division against officers and directors Eric S. Langan, Phillip Marshall, Nourdean Anakar, Yura Barabash, Luke Lirot, Travis Reese, former director Steven Jenkins, and RCI Hospitality Holdings, Inc., as nominal defendant. The action, styled Cecere v. Langan, et al., 4:19-cv-03080, alleged that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions regarding the Company’s business, operations, prospects, and legal compliance and engaged in or caused the Company to engage in, inter alia, related party transactions, questionable uses of corporate assets, and failure to maintain internal controls. The action asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint sought injunctive relief, damages, restitution, costs, and attorneys’ fees. On June 1, 2021, the Company and the individual defendants moved to dismiss the lawsuit based on the plaintiff’s failure to make a pre-suit demand prior to filing of the derivative action, as is required under Texas law. In response, the plaintiff filed a motion to voluntarily dismiss his claims. On June 21, 2021, the court granted that motion and entered an order dismissing this lawsuit in its entirety, without prejudice.

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

The Company has been sued by a landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The plaintiff alleges RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and by failing to provide Plaintiff with proposed plans before beginning construction. Plaintiff also asserts RCI Hospitality Holdings, Inc. is liable as guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. have denied liability and assert that Plaintiff has failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserts that Plaintiff affirmatively represented that the patio could be constructed under the lease and has filed counter claims and third-party claims against Plaintiff and Plaintiff’s manager asserting that they committed fraud and that the landlord breached the applicable agreements. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in the amount totaling $1.0 million, which includes damages, attorney fees and interest. The matter was appealed to the Court of Appeals for the First District of Texas. The appeal process required that a check be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and is included in other current assets in both consolidated balance sheets as of June 30, 2021 and September 30, 2020. On June 3, 2021, the Court of Appeals issued a decision affirming the lower court’s judgment in the case. A motion for rehearing en-banc will be requested to ask the full court to reconsider the June 3rd decision. Management believes that the case has no merit and will continue to vigorously defend itself throughout the appeal.

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

Settlements of lawsuits for the three and nine months ended June 30, 2021 amount to approximately $127,000 and $280,000, respectively, while for the three and nine months ended June 30, 2020 amounted to approximately $50,000 and $74,000, respectively. As of June 30, 2021 and September 30, 2020, the Company has accrued $103,000 and $100,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenues (from external customers)
Nightclubs	$41,031	$6,013	$97,015	$75,239
Bombshells	16,077	8,531	42,218	27,684
Other	752	177	1,084	618
	$57,860	$14,721	$140,317	$103,541

Income (loss) from operations
Nightclubs	$18,350	$(3,038)	$37,313	$13,002
Bombshells	4,404	1,850	10,263	4,109
Other	321	(92)	107	(423)
General corporate	(4,568)	(3,377)	(12,752)	(14,134)
	$18,507	$(4,657)	$34,931	$2,554

Depreciation and amortization
Nightclubs	$1,380	$1,470	$4,117	$4,426
Bombshells	459	455	1,377	1,328
Other	8	103	80	311
General corporate	210	207	623	631
	$2,057	$2,235	$6,197	$6,696

Capital expenditures
Nightclubs	$2,479	$106	$5,810	$2,964
Bombshells	1,329	136	4,584	2,473
Other	-	-	1	-
General corporate	262	-	393	128
	$4,070	$242	$10,788	$5,565

	June 30, 2021	September 30, 2020
Total assets
Nightclubs	$286,629	$277,960
Bombshells	52,503	48,991
Other	1,395	1,269
General corporate	27,412	32,713
	$367,939	$360,933

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2021 amounting to $2.8 million and $31,000, respectively, and for the nine months ended June 30, 2021 amounting to $8.4 million and $173,000, respectively, and intercompany sales of Robust Energy Drink of Other segment for the three and nine months ended June 30, 2021 amounting to $20,000 and $95,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2020 amounting to $2.8 million and $31,000, respectively, and for the nine months ended June, 2020 amounting to $8.2 million and $94,000, respectively, and intercompany sales of Robust Energy Drink of Other segment for the three and nine months ended June 30, 2020 amounting to $3,000 and $57,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.

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

12. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2021 and September 30, 2020, was $81.6 million and $83.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (included in debt obligations as of June 30, 2021 and September 30, 2020) were notes borrowed from related parties—one note for $500,000 (from an employee of the Company who is also the brother of our director Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay) as part of a larger group of private lenders. The terms of these related party notes are the same as the rest of the lender group in the November 1, 2018 transaction.

We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $3,182 and $118,092 during the three and nine months ended June 30, 2021, respectively, and $0 and $72,809 during the three and nine months ended June 30, 2020, respectively. As of June 30, 2021 and September 30, 2020, we owed Nottingham Creations and Sherwood Forest $12,205 and $0, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2021 and 2020. A son-in-law of Eric Langan owns a noncontrolling interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and nine months ended June 30, 2021, respectively, and $0 and $18,758 for the three and nine months ended June 30, 2020, respectively. Amounts billed directly to the Company were $325,425 and $388,176 for the three and nine months ended June 30, 2021, respectively, and $11,363 and $37,605 for the three and nine months ended June 30, 2020, respectively. As of June 30, 2021 and September 30, 2020, the Company owed TW Mechanical $14,239 and $5,700, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Leases

The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, except for sublease income which was included in other revenue, for the three and nine months ended June 30, 2021 and 2020 as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating lease expense – fixed payments	$828	$839	$2,485	$2,519
Variable lease expense	47	158	155	288
Short-term equipment and other lease expense (includes $73 and $12 recorded in advertising and marketing for the three months ended June 30, 2021 and 2020, respectively, and $232 and $303 for the nine months ended June 30, 2021 and 2020, respectively; and $106 and $72 recorded in repairs and maintenance for the three months ended June 30, 2021 and 2020, respectively, and $310 and $297 for the nine months ended June 30, 2021 and 2020, respectively; see Note 5)	296	97	843	856
Sublease income	(2)	(2)	(5)	(8)
Total lease expense, net	$1,169	$1,092	$3,478	$3,655

Other information:
Operating cash outflows from operating leases	$1,147	$1,051	$3,400	$3,513
Weighted average remaining lease term			12 years	13 years
Weighted average discount rate			6.0%	6.1%

Future maturities of ASC 842 lease liabilities as of June 30, 2021 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2021 – June 2022	$1,720	$1,528	$3,248
July 2022 – June 2023	1,736	1,423	3,159
July 2023 – June 2024	1,796	1,318	3,114
July 2024 – June 2025	1,967	1,206	3,173
July 2025 – June 2026	2,169	1,082	3,251
Thereafter	16,692	4,623	21,315
	$26,080	$11,180	$37,260

14. Subsequent Events

On July 23, 2021, we and certain of our subsidiaries entered into definitive agreements (the “Agreements”) to acquire eleven gentlemen’s clubs, nine of which are controlled by club entrepreneur Troy Lowrie of Lakewood, Colorado, six related real estate properties, and associated intellectual property for a total acquisition price of $88.0 million (the “Acquisition”). The Agreements for the eleven clubs being purchased include ten Asset Purchase Agreements and one Stock Purchase Agreement. The sellers collectively own and operate adult entertainment clubs in six states, four of which we do not currently have a presence. Closing of the Acquisition is subject to transfer of all necessary permits, licenses, and other authorizations; closing on the bank financing; and other customary closing conditions.

We have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the assets acquired, along with the determination of any goodwill or gain on the transaction. Since the initial accounting of the acquisition is incomplete, we also could not provide supplemental pro forma information of the combined entities as of this time.

As of the filing of this report, we are in negotiations with our bank lender to refinance most of our existing real estate debt and to partially finance the real estate purchases related to the Acquisition.

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

Through our subsidiaries, as of June 30, 2021, we operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations, including one club that is being renovated due to hurricane damage. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine other operating segments into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Impact of COVID-19 Pandemic

Starting in March 2020, our businesses were heavily impacted by the COVID-19 pandemic through the temporary closure and reopening of a number of our clubs and restaurants in adherence to federal, state and local government mandates. Our total revenues for the three and nine months ended June 30, 2021 increased by 293.0% and 35.5%, respectively, versus last year due to the impact of the pandemic in fiscal 2020. For illustrative purposes, the current quarter and current year-to-date total revenues increased by 23.0% and 3.3% compared to the corresponding period in pre-pandemic fiscal 2019.

To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

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

During the three and nine months ended June 30, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

We signed our first franchise agreement for Bombshells in December 2020. The financial impact of the franchise agreement was immaterial to the Company’s results of operations and cash flows for the three and nine months ended June 30, 2021.

Results of Operations

Highlights of the Company’s operating results are as follows:

Third Quarter 2021

●	Total revenues were $57.9 million compared to $14.7 million during the corresponding prior-year quarter, a 293.0% increase (Nightclubs revenue of $41.0 million compared to $6.0 million, a 582.4% increase; and Bombshells revenue of $16.1 million compared to $8.5 million, an 88.5% increase)

●	For illustrative purposes, total revenues increased by 23.0% compared to the corresponding period in fiscal 2019 (Nightclubs revenue increased by 8.3% and Bombshells revenue increased by 83.6%)

●	No club nor Bombshells location qualified for same-store sales comparisons because of closures in fiscal 2020 in connection with the pandemic

●	Basic and diluted earnings per share (“EPS”) of $1.37 compared to a basic and diluted loss per share of $0.60 last year (non-GAAP diluted EPS* of $1.36 compared to a loss of $0.74)

●	Net cash provided by operating activities of $15.0 million compared to $166,000 during the comparable prior-year period, an 8,918.7% increase (free cash flow* of $13.0 million compared to $166,000, a 7,703.6% increase)

Year-to-Date 2021

●	Total revenues were $140.3 million compared to $103.5 million during the corresponding prior-year period, a 35.5% increase (Nightclubs revenue of $97.0 million compared to $75.2 million, a 28.9% increase; and Bombshells revenue of $42.2 million compared to $27.7 million, a 52.5% increase)

●	For illustrative purposes, total revenues increased by 3.3% compared to the corresponding period in fiscal 2019 (Nightclubs revenue decreased by 13.9% and Bombshells revenue increased by 89.4%)

●	Basic and diluted EPS of $3.11 compared to a basic and diluted loss per share of $0.36 (non-GAAP diluted EPS* of $2.50 compared to $0.36)

●	Net cash provided by operating activities of $32.2 million compared to $12.1 million during the comparable prior-year period, a 165.2% increase (free cash flow* of $27.6 million compared to $10.0 million, a 175.1% increase)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 (dollars in thousands):

	For the Three Months Ended
	June 30, 2021		June 30, 2020		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$25,092	43.4%	$7,623	51.8%	$17,469	229.2%
Sales of food and merchandise	12,058	20.8%	3,452	23.4%	8,606	249.3%
Service revenues	16,880	29.2%	2,907	19.7%	13,973	480.7%
Other	3,830	6.6%	739	5.0%	3,091	418.3%
Total revenues	57,860	100.0%	14,721	100.0%	43,139	293.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,621	18.4%	1,245	16.3%	(3,376)	(271.2)%
Food and merchandise sold	4,043	33.5%	1,128	32.7%	(2,915)	(258.4)%
Service and other	208	1.0%	17	0.5%	(191)	(1,123.5)%
Total cost of goods sold (exclusive of items shown separately below)	8,872	15.3%	2,390	16.2%	(6,482)	(271.2)%
Salaries and wages	13,870	24.0%	5,421	36.8%	(8,449)	(155.9)%
Selling, general and administrative	14,697	25.4%	8,908	60.5%	(5,789)	(65.0)%
Depreciation and amortization	2,057	3.6%	2,235	15.2%	178	8.0%
Other charges (gains), net	(143)	(0.2)%	424	2.9%	567	133.7%
Total operating expenses	39,353	68.0%	19,378	131.6%	(19,975)	(103.1)%
Income (loss) from operations	18,507	32.0%	(4,657)	(31.6)%	23,164	497.4%
Other income (expenses)
Interest expense	(2,281)	(3.9)%	(2,459)	(16.7)%	178	7.2%
Interest income	72	0.1%	80	0.5%	(8)	(10.0)%
Non-operating gains, net	9	0.0%	31	0.2%	(22)	(71.0)%
Income (loss) before income taxes	16,307	28.2%	(7,005)	(47.6)%	23,312	332.8%
Income tax expense (benefit)	3,986	6.9%	(1,437)	(9.8)%	(5,423)	(377.4)%
Net income (loss)	$12,321	21.3%	$(5,568)	(37.8)%	$17,889	321.3%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by approximately $43.1 million, or 293.0%, due primarily to last year’s impact of closures caused by the COVID-19 pandemic. No club or Bombshells location qualified for same-store sales since all units exceeded the number of closure days in the prior year to be considered not comparable. For illustrative purposes, we are including a comparison to the corresponding quarter of fiscal 2019 in the revenue discussion below.

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months Ended June 30,
	2021	2020	2019
Nightclubs
Sales of alcoholic beverages	$16,130	$1,777	$14,597
Sales of food and merchandise	5,062	774	3,312
Service revenues	16,772	2,906	17,257
Other revenues	3,067	556	2,723
	41,031	6,013	37,889
Bombshells
Sales of alcoholic beverages	8,962	5,846	4,973
Sales of food and merchandise	6,996	2,678	3,734
Service revenues	108	1	42
Other revenues	11	6	6
	16,077	8,531	8,755
Other
Other revenues	752	177	383
	$57,860	$14,721	$47,027

Nightclubs revenues increased by 582.4% for the quarter ended June 30, 2021 compared to the prior-year quarter mainly due to the closure of all clubs in April 2020. Compared to pre-pandemic third quarter of 2019, current quarter Nightclubs revenues increased by 8.3% due to alcoholic beverages sales and food and merchandise sales increases of 10.5% and 52.8%, respectively, from higher traffic partially offset by a service revenue decrease of 2.8% due to social distancing restrictions.

Bombshells revenues increased by 88.5% compared to last year mainly due to closures in April 2020, while also up 83.6% compared to the 2019 quarter primarily due to two new locations.

Operating Expenses

Total operating expenses, as a percent of revenues, for the third quarter ended June 30, 2021 decreased to 68.0% from 131.6% from last year’s third quarter, with a $20.0 million decrease, or 103.1%, which is mainly caused by the overall impact of last year’s pandemic closures. Significant contributors to the changes in operating expenses for the quarter are explained below.

Cost of goods sold increased by $6.5 million, or 271.2%, mainly due to higher sales in the current quarter. As a percent of total revenues, cost of goods sold decreased to 15.3% from 16.2% mainly due to the sales mix shifting to higher-margin service revenues.

Salaries and wages increased by $8.4 million, or 155.9%, due to the closures last year. As a percent of total revenues, salaries and wages were lower at 24.0% from 36.8% mainly due to fixed salaries paid on lower sales during the prior-year quarter.

Selling, general and administrative expenses increased by $5.8 million, or 65.0%, primarily due to the increase in most of the variable expenses as caused by higher sales in the current year. As a percent of total revenues, selling, general and administrative expenses decreased to 25.4% from 60.5% due to last year’s fixed expenses on significantly lower sales.

Our total occupancy costs, defined as the sum of lease expense and interest expense (see below), were $3.3 million and $3.5 million for the quarter ended June 30, 2021 and 2020, respectively. As a percentage of revenue, total occupancy costs were 5.7% and 23.6% during the quarter ended June 30, 2021 and 2020, respectively, primarily due to the lower sales base in last year’s quarter.

Depreciation and amortization decreased by $178,000, or 8.0% partly due to fully depreciated real estate and software assets.

Other charges (gains), net was a net gain of $143,000 from a net charge of $424,000, which was primarily due to the current quarter’s lower impairment charges.

Income (Loss) from Operations

For the three months ended June 30, 2021 and 2020, our consolidated operating margin was 32.0% and (31.6)%, respectively. The main driver for the increase in operating margin is the current quarter’s higher sales.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended June 30,
	2021	2020
Nightclubs	$18,350	$(3,038)
Bombshells	4,404	1,850
Other	321	(92)
General corporate	(4,568)	(3,377)
	$18,507	$(4,657)

Operating margin for the Nightclubs segment was 44.7% and (50.5)% for the three months ended June 30, 2021 and 2020, respectively, while operating margin for Bombshells was 27.4% and 21.7%, respectively. The increase in Nightclubs operating margin was mainly due to last year’s closures caused by the pandemic. The increase in Bombshells operating margin was mainly from higher sales and a decrease in pre-opening expenses from several Bombshells openings in prior periods.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the table below (dollars in thousands). See further discussion in the “Non-GAAP Financial Measures” section below.

	For the Three Months Ended June 30, 2021					For the Three Months Ended June 30, 2020
	Nightclubs	Bombshells	Other	Corporate	Total	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,350	$4,404	$321	$(4,568)	$18,507	$(3,038)	$1,850	$(92)	$(3,377)	$(4,657)
Amortization of intangibles	47	4	-	-	51	49	3	96	-	148
Settlement of lawsuits	123	4	-	-	127	50	-	-	-	50
Impairment of assets	271	-	-	-	271	982	-	-	-	982
Loss (gain) on sale of businesses and assets	(512)	9	-	(38)	(541)	(619)	16	-	(4)	(607)
Loss (gain) on insurance	-	-	-	-	-	-	-	-	-	-
Non-GAAP operating income (loss)	$18,279	$4,421	$321	$(4,606)	$18,415	$(2,576)	$1,869	$4	$(3,381)	$(4,084)

GAAP operating margin	44.7%	27.4%	42.7%	(7.9)%	32.0%	(50.5)%	21.7%	(52.0)%	(22.9)%	(31.6)%
Non-GAAP operating margin	44.5%	27.5%	42.7%	(8.0)%	31.8%	(42.8)%	21.9%	2.3%	(23.0)%	(27.7)%

Non-Operating Items

Interest expense decreased by $178,000, or 7.2%.

Income Taxes

Income taxes were an expense of $4.0 million during the quarter ended June 30, 2021 compared to a benefit of $1.4 million during the quarter ended June 30, 2020. The effective income tax rate was an expense of 24.4% and a benefit of 20.5% for the quarter ended June 30, 2021 and 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months
	Ended June 30,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.8%	3.4%
Permanent differences	(0.1)%	(0.1)%
Tax credits	(1.2)%	(3.7)%
Effective income tax rate	24.4%	20.5%

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

The following table summarizes our results of operations for the nine months ended June 30, 2021 (dollars in thousands):

	For the Nine Months Ended
	June 30, 2021		June 30, 2020		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$62,725	44.7%	$45,285	43.7%	$17,440	38.5%
Sales of food and merchandise	30,205	21.5%	17,378	16.8%	12,827	73.8%
Service revenues	38,442	27.4%	34,448	33.3%	3,994	11.6%
Other	8,945	6.4%	6,430	6.2%	2,515	39.1%
Total revenues	140,317	100.0%	103,541	100.0%	36,776	35.5%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	11,613	18.5%	8,826	19.5%	(2,787)	(31.6)%
Food and merchandise sold	9,961	33.0%	5,974	34.4%	(3,987)	(66.7)%
Service and other	304	0.6%	148	0.4%	(156)	(105.4)%
Total cost of goods sold (exclusive of items shown separately below)	21,878	15.6%	14,948	14.4%	(6,930)	(46.4)%
Salaries and wages	36,556	26.1%	30,866	29.8%	(5,690)	(18.4)%
Selling, general and administrative	39,467	28.1%	39,889	38.5%	422	1.1%
Depreciation and amortization	6,197	4.4%	6,696	6.5%	499	7.5%
Other charges, net	1,288	0.9%	8,588	8.3%	7,300	85.0%
Total operating expenses	105,386	75.1%	100,987	97.5%	(4,399)	(4.4)%
Income from operations	34,931	24.9%	2,554	2.5%	32,377	1,267.7%
Other income (expenses)
Interest expense	(7,079)	(5.0)%	(7,403)	(7.1)%	324	4.4%
Interest income	194	0.1%	263	0.3%	(69)	(26.2)%
Non-operating gains (losses), net	5,356	3.8%	(103)	(0.1)%	5,459	5,300.0%
Income (loss) before income taxes	33,402	23.8%	(4,689)	(4.5)%	38,091	812.3%
Income tax expense (benefit)	5,540	3.9%	(1,262)	(1.2)%	(6,802)	(539.0)%
Net income (loss)	$27,862	19.9%	$(3,427)	(3.3)%	$31,289	913.0%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by approximately $36.8 million, or 35.5%, due primarily to reopenings after the closures caused by the COVID-19 pandemic. For illustrative purposes, we are including a comparison to the corresponding quarter of fiscal 2019 in the revenue discussion below.

Segment contribution to total revenues was as follows (in thousands):

	For the Nine Months Ended June 30,
	2021	2020	2019
Nightclubs
Sales of alcoholic beverages	$38,398	$28,321	$43,547
Sales of food and merchandise	12,567	6,837	9,812
Service revenues	38,216	34,290	51,513
Other revenues	7,834	5,791	7,792
	97,015	75,239	112,664
Bombshells
Sales of alcoholic beverages	24,327	16,964	12,819
Sales of food and merchandise	17,638	10,541	9,363
Service revenues	226	158	96
Other revenues	27	21	17
	42,218	27,684	22,295
Other
Other revenues	1,084	618	917
	$140,317	$103,541	$135,876

Nightclubs revenues increased by 28.9% for the nine-month period ended June 30, 2021 compared to the comparable prior-year period mainly due to pandemic restrictions in 2020. Compared to pre-pandemic nine-month period of fiscal 2019, current year Nightclubs revenues decreased by 13.9% due to alcoholic beverages sales and service revenue decreases of 11.8% and 25.8%, respectively, caused by stricter pandemic restriction at the early part of fiscal 2021 partially offset by food and merchandise sales increase of 28.1% due to customer spending shift.

Bombshells revenues increased by 52.5% compared to last year mainly due to closures in April 2020, and increased by 89.4% compared to the 2019 nine-month period primarily due to two new locations.

Operating Expenses

Total operating expenses, as a percent of revenues, for the nine months ended June 30, 2021 decreased to 75.1% from 97.5% from the comparable period last year, with a $4.4 million increase, or 4.4%, which is mainly caused by a $6.9 million increase in cost of goods sold and a $5.7 million increase in salaries and wages, partially offset by a higher impairment in the prior year. Significant contributors to the changes in operating expenses for the year-to-date period are explained below.

Cost of goods sold increased by $6.9 million, or 46.4%, mainly due the increase in sales. As a percent of total revenues, cost of goods sold increased to 15.6% from 14.4% mainly due to the shift in sales mix.

Salaries and wages increased by $5.7 million, or 18.4%, mainly due to increased staffing for reopenings after COVID-19-related closures. As a percent of total revenues, salaries and wages were lower at 26.1% from 29.8% mainly due to fixed salaries paid on lower sales during the prior-year period.

Selling, general and administrative expenses decreased by $422,000, or 1.1%, primarily due to decreased audit and legal fees from prior year’s SEC matters, and controlled advertising and marketing expenses due to uncertainty brought about by the pandemic. As a percent of total revenues, selling, general and administrative expenses decreased to 28.1% from 38.5% due to legal and accounting fees and advertising and marketing expenses.

Our total occupancy costs, defined as the sum of lease expense and interest expense (see below), were $10.0 million and $10.5 million for the nine months ended June 30, 2021 and 2020, respectively. As a percentage of revenue, total occupancy costs were 7.1% and 10.1% during the nine months ended June 30, 2021 and 2020, respectively, primarily due to lower sales base in the prior-year nine-month period.

Depreciation and amortization decreased by $499,000, or 7.5% partly due to fully depreciated real estate and software assets.

Other charges, net decreased to $1.3 million from $8.6 million, which was primarily caused by impairment charges of $1.7 million and $9.2 million during the nine months ended June 30, 2021 and 2020, respectively.

Income from Operations

For the nine months ended June 30, 2021 and 2020, our consolidated operating margin was 24.9% and 2.5%, respectively. The main drivers for the increase in operating margin are the current period’s higher sales and gain on debt extinguishment, and the prior-year period’s higher impairment charges.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Nine Months
	Ended June 30,
	2021	2020
Nightclubs	$37,313	$13,002
Bombshells	10,263	4,109
Other	107	(423)
General corporate	(12,752)	(14,134)
	$34,931	$2,554

Operating margin for the Nightclubs segment was 38.5% and 17.3% for the nine months ended June 30, 2021 and 2020, respectively, while operating margin for Bombshells was 24.3% and 14.8%, respectively. The increase in Nightclubs operating margin was mainly due to this year’s higher sales and last year’s impairment charges triggered by the pandemic. The increase in Bombshells operating margin was mainly from higher sales and a decrease in pre-opening expenses from several Bombshells openings in prior periods.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the table below (dollars in thousands). See further discussion in the “Non-GAAP Financial Measures” section below.

	For the Nine Months Ended June 30, 2021					For the Nine Months Ended June 30, 2020
	Nightclubs	Bombshells	Other	Corporate	Total	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$37,313	$10,263	$107	$(12,752)	$34,931	$13,002	$4,109	$(423)	$(14,134)	$2,554
Amortization of intangibles	141	11	57	-	209	163	11	287	-	461
Settlement of lawsuits	237	38	5	-	280	74	-	-	-	74
Impairment of assets	1,672	-	-	-	1,672	8,947	245	-	-	9,192
Loss (gain) on sale of businesses and assets	(498)	56	-	(13)	(455)	(619)	16	-	(41)	(644)
Gain on insurance	(165)	-	-	(44)	(209)	(20)	-	-	(13)	(33)
Non-GAAP operating income (loss)	$38,700	$10,368	$169	$(12,809)	$36,428	$21,547	$4,381	$(136)	$(14,188)	$11,604

GAAP operating margin	38.5%	24.3%	9.9%	(9.1)%	24.9%	17.3%	14.8%	(68.4)%	(13.7)%	2.5%
Non-GAAP operating margin	39.9%	24.6%	15.6%	(9.1)%	26.0%	28.6%	15.8%	(22.0)%	(13.7)%	11.2%

Non-Operating Items

During the nine months ended June 30, 2021, we received 11 notices of forgiveness for a PPP loan, which forgave 100% of the PPP loans’ principal and interest amounting to $5.3 million.

Interest expense decreased by $324,000, or 4.4%.

Income Taxes

Income taxes were an expense of $5.5 million during the nine months ended June 30, 2021 compared to a benefit of $1.3 million during the nine months ended June 30, 2020. The effective income tax rate was an expense of 16.6% and a benefit of 26.9% for the nine months ended June 30, 2021 and 2020, respectively. Our effective tax rate is affected by the statutory federal income tax rate, state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the current period, as presented below.

	For the Nine Months
	Ended June 30,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.9%	2.8%
Permanent differences	(3.7)%	(0.4)%
Change in valuation allowance	(3.8)%	-
Tax credits	(1.8)%	3.5%
Effective income tax rate	16.6%	26.9%

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) impairment of assets, (f) settlement of lawsuits, (g) gain on debt extinguishment, and (h) the income tax effect of the above described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 24.3% and 26.9% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2021 and 2020, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2021 and 2020 (in thousands, except per share amounts and percentages):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$12,302	$(5,474)	$28,036	$(3,292)
Income tax expense (benefit)	3,986	(1,437)	5,540	(1,262)
Interest expense, net	2,209	2,379	6,885	7,140
Settlement of lawsuits	127	50	280	74
Impairment of assets	271	982	1,672	9,192
Gain on sale of businesses and assets	(541)	(608)	(455)	(645)
Gain on debt extinguishment	-	-	(5,329)	-
Unrealized loss (gain) on equity securities	(9)	(31)	58	103
Gain on insurance	-	-	(209)	(33)
Depreciation and amortization	2,057	2,235	6,197	6,696
Adjusted EBITDA	$20,402	$(1,904)	$42,675	$17,973

Reconciliation of GAAP net income (loss) to non-GAAP net income (loss)
Net income (loss) attributable to RCIHH common stockholders	$12,302	$(5,474)	$28,036	$(3,292)
Amortization of intangibles	51	149	209	462
Settlement of lawsuits	127	50	280	74
Impairment of assets	271	982	1,672	9,192
Gain on sale of businesses and assets	(541)	(608)	(455)	(645)
Gain on debt extinguishment	-	-	(5,329)	-
Unrealized loss (gain) on equity securities	(9)	(31)	58	103
Gain on insurance	-	-	(209)	(33)
Net income tax effect	39	(1,840)	(1,702)	(2,499)
Non-GAAP net income (loss)	$12,240	$(6,772)	$22,560	$3,362

Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings (loss) per share
Diluted shares	9,000	9,125	9,006	9,224
GAAP diluted earnings (loss) per share	$1.37	$(0.60)	$3.11	$(0.36)
Amortization of intangibles	0.01	0.02	0.02	0.05
Settlement of lawsuits	0.01	0.01	0.03	0.01
Impairment of assets	0.03	0.11	0.19	1.00
Gain on sale of businesses and assets	(0.06)	(0.07)	(0.05)	(0.07)
Gain on debt extinguishment	-	-	(0.59)	-
Unrealized loss (gain) on equity securities	(0.00)	(0.00)	0.01	0.01
Gain on insurance	-	-	(0.02)	(0.00)
Net income tax effect	0.00	(0.20)	(0.19)	(0.27)
Non-GAAP diluted earnings per share	$1.36	$(0.74)	$2.50	$0.36

Reconciliation of GAAP operating income (loss) to non-GAAP operating income (loss)
Income (loss) from operations	$18,507	$(4,657)	$34,931	$2,554
Amortization of intangibles	51	149	209	462
Settlement of lawsuits	127	50	280	74
Impairment of assets	271	982	1,672	9,192
Gain on insurance	-	-	(209)	(33)
Gain on sale of businesses and assets	(541)	(608)	(455)	(645)
Non-GAAP operating income (loss)	$18,415	$(4,084)	$36,428	$11,604

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	32.0%	(31.6)%	24.9%	2.5%
Amortization of intangibles	0.1%	1.0%	0.1%	0.4%
Settlement of lawsuits	0.2%	0.3%	0.2%	0.1%
Impairment of assets	0.5%	6.7%	1.2%	8.9%
Gain on insurance	-	-	(0.1)%	(0.0)%
Gain on sale of businesses and assets	(0.9)%	(4.1)%	(0.3)%	(0.6)%
Non-GAAP operating margin	31.8%	(27.7)%	26.0%	11.2%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At June 30, 2021, our cash and cash equivalents were approximately $29.1 million compared to $15.6 million at September 30, 2020. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2021, we had positive working capital of $7.3 million compared to a negative working capital of $5.9 million as of September 30, 2020, excluding assets held for sale (net of associated liabilities of $1.1 million and $0, respectively) amounting to $3.8 million and $0 as of June 30, 2021 and September 30, 2020, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy is to open locations and operate in accordance with local and state guidelines. Revenues seem favorable now that all our locations are not under pandemic-related closure mandates. We believe that we can borrow capital if need be but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During the three and nine months ended June 30, 2021, we received 0 and 11 Notices of PPP Forgiveness Payment (“Notice”), respectively, from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $0 and $5.3 million in principal and interest during the three and nine months ended June 30, 2021, respectively, and were included in non-operating gains (losses), net in our unaudited condensed consolidated statement of operations. No assurance can be provided that the Company will in fact obtain forgiveness of the $124,000 remaining PPP loan in whole or in part.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate our cash flow situation and will determine any further measures to be instituted.

We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions, where applicable. Currently, all of our locations are open except two clubs that are being renovated and/or remodeled.

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

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2021	2020
Operating activities	$32,217	$12,147
Investing activities	(7,186)	(1,024)
Financing activities	(11,568)	(10,425)
Net increase in cash and cash equivalents	$13,463	$698

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months
	Ended June 30,
	2021	2020
Net income (loss)	$27,862	$(3,427)
Depreciation and amortization	6,197	6,696
Deferred income tax benefit	(430)	(1,517)
Gain on debt extinguishment	(5,298)	-
Impairment of assets	1,672	9,192
Net change in operating assets and liabilities	1,656	(51)
Other	558	1,254
Net cash provided by operating activities	$32,217	$12,147

Net cash provided by operating activities increased from year to year due primarily to higher income from operations and lower income taxes paid, partially offset by higher interest expense paid.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2021	2020
Payments for property and equipment and intangible assets	$(10,788)	$(5,565)
Proceeds from sale of businesses and assets	3,213	2,041
Proceeds from insurance	294	945
Proceeds from note receivable	95	1,555
Net cash used in investing activities	$(7,186)	$(1,024)

Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended June 30,
	2021	2020
New facilities, equipment and intangible assets	$6,180	$3,454
Maintenance capital expenditures	4,608	2,111
Total capital expenditures	$10,788	$5,565

Capital expenditures for new facilities during the nine months ended June 30, 2021 were composed primarily of real estate and construction of one new Bombshells location, a newly renovated club that was damaged by hurricane, and a liquor license purchase. Capital expenditures for new facilities during the nine months ended June 30, 2020 were composed primarily of construction and development costs for two new Bombshells locations that opened in the first and second quarters of fiscal 2020 and the rehabilitation of a club that was damaged by fire. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

On July 23, 2021, we and certain of our subsidiaries entered into definitive agreements (the “Agreements”) to acquire eleven gentlemen’s clubs, nine of which are controlled by club entrepreneur Troy Lowrie of Lakewood, Colorado, six related real estate properties, and associated intellectual property for a total acquisition price of $88.0 million (the “Acquisition”).The Agreements for the eleven clubs being purchased include ten Asset Purchase Agreements and one Stock Purchase Agreement. The sellers collectively own and operate adult entertainment clubs in six states, four of which we do not currently have a presence. Closing of the Acquisition is subject to transfer of all necessary permits, licenses, and other authorizations; closing on the bank financing; and other customary closing conditions. See our current report on Form 8-K filed on July 28, 2021 for more information regarding this transaction.

We have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the assets acquired, along with the determination of any goodwill or gain on the transaction. Since the initial accounting of the acquisition is incomplete, we also could not provide supplemental pro forma information of the combined entities as of this time.

As of the filing of this report, we are in negotiations with our bank lender to refinance most of our existing real estate debt and to partially finance the real estate purchases related to the Acquisition.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Nine Months
	Ended June 30,
	2021	2020
Proceeds from debt obligations	$2,176	$6,503
Payments on debt obligations	(10,845)	(7,489)
Purchase of treasury stock	(1,794)	(8,488)
Payment of dividends	(1,080)	(920)
Payment of loan origination costs	(25)	-
Distribution to noncontrolling interests	-	(31)
Net cash used in financing activities	$(11,568)	$(10,425)

We purchased 74,659 shares of our common stock at an average price of $24.03 during the nine months ended June 30, 2021, while we purchased 465,390 shares of our common stock at an average price of $18.24 during the same period last year. We paid quarterly dividends of $0.04 per share during the nine months ended June 30, 2021 compared to $0.03 per share in the first and third quarters and $0.04 in the second quarter of the prior year.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. Net cash provided by operating activities was $32.2 million and $12.1 million during the nine months ended June 30, 2021 and 2020, respectively. Maintenance capital expenditures were $4.6 million and $2.1 million during the nine months ended June 30, 2021 and 2020, respectively. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Nine Months
	Ended June 30,
	2021	2020
Net cash provided by operating activities	$32,217	$12,147
Less: Maintenance capital expenditures	4,608	2,111
Free cash flow	$27,609	$10,036

Our free cash flow for the current nine-month period increased by 175.1% compared to the comparable prior-year period primarily due to higher income from operations and lower income taxes paid, partially offset by higher interest expense paid and higher maintenance capital expenditures.

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

The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

		Increase		Increase
	2021	(Decrease)	2020	(Decrease)	2019

Sales of alcoholic beverages	$62,725	38.5%	$45,285	(19.7)%	$56,366
Sales of food and merchandise	30,205	73.8%	17,378	(9.4)%	19,175
Service revenues	38,442	11.6%	34,448	(33.3)%	51,609
Other	8,945	39.1%	6,430	(26.3)%	8,726
Total revenues	140,317	35.5%	103,541	(23.8)%	135,876
Net cash provided by operating activities	$32,217	165.2%	$12,147	(57.2)%	$28,414
Adjusted EBITDA*	$42,675	137.4%	$17,973	(50.9)%	$36,631
Free cash flow*	$27,609	175.1%	$10,036	(61.9)%	$26,342
Debt (end of period)	$127,603	(10.6)%	$142,736	(2.6)%	$146,579

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 74,659 shares of our common stock at an average price of $24.03 during the nine months ended June 30, 2021, while we purchased 465,390 shares of our common stock at an average price of $18.24 during the same period last year. As of June 30, 2021, we have approximately $9.0 million remaining to purchase additional shares.

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

Bombshells

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of June 30, 2021 are located in Texas. Part of our growth strategy is to continue to appeal to men, women, families, friends, singles, couples, and millennials through better quality of food, service and experience that is more upscale than a traditional sports bar.

We continue to search for suitable markets where we can open new Bombshells and are currently in the process of development in several of these locations. We have also increased our efforts on Bombshells franchising and signed our first franchisee for Bombshells restaurants in the San Antonio, Texas area in December 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2021. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, we did not repurchase any shares of our common stock. As of August 4, 2021, we have approximately $9.0 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 5, 2021	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 5, 2021	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer

