Form 10-K
period 2021-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2021-12-14
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $526,136,029.

As of December 10, 2021, there were approximately 9,499,910 shares of common stock outstanding.

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

2

PART I

Item 1. Business.

OVERVIEW

RCI Hospitality Holdings, Inc. is a holding company. Through our subsidiaries, we engaged in a number of activities in the hospitality and other businesses. As of September 30, 2021, our subsidiaries operated a total of 48 establishments that offer live adult entertainment and/or restaurant and bar operations, including 2 locations that were temporarily closed. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.

Our fiscal year ends on September 30. References to years 2021, 2020, and 2019 are for fiscal years ended September 30, 2021, 2020, and 2019, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

COVID-19 PANDEMIC

Since the U.S. declaration of COVID-19 as a pandemic in March 2020, we have had a major disruption in our business operations that threatened to significantly impact our cash flow. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures, and other restrictions were mandated or encouraged by federal, state, and local governments. To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy has been to open locations and operate in accordance with local and state guidelines. As of the date of this report, all locations closed due to pandemic-related restrictions were open. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity, and lounge. See Notes 3, 9 and 10 to our consolidated financial statements.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state, and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

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

During fiscal 2021, 2020, and 2019, on a consolidated basis, revenues were $195.3 million, $132.3 million, and $181.1 million, respectively, generating diluted earnings (loss) per share of $3.37, $(0.66), and $2.10, respectively. Fiscal 2020 was heavily impacted by the COVID-19 pandemic.

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

We generate revenue from our nightclubs through the sale of alcoholic beverages, food, and merchandise items; service in the form of cover charge, dance fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.

During fiscal 2021, our Nightclub segment sales mix was 40% service revenue; 40% alcoholic beverages; and 20% food, merchandise and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 88%. Our Nightclubs segment revenue increased by 55% and income from operations increased by more than 230% compared to prior year. Same-stores sales for Nightclubs in 2021 was -2.1% with the impact of the pandemic excluded from comparable sales. With the impact of the pandemic included in comparable sales (see Adjusted Same-Store Sales on page 25), Nightclubs same-store sales would be +59.2%.

Our Nightclubs segment continues to be affected by the COVID-19 pandemic as most states we operate in have reissued directives for strict safety restrictions due to the resurgence of cases.

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). See Note 15 to our consolidated financial statements for details of the transaction.

A list of our nightclub locations is in Item 2— “Properties.”

Bombshells Segment

Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also franchising under our subsidiary, BMB Franchising Services, Inc., which has been approved to sell franchises in all 50 states. On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. See Note 4 to our consolidated financial statements. As of September 30, 2021, we operated ten Bombshells locations, all in Texas with one in Dallas, one in Austin, and eight in the Greater Houston area.

During fiscal 2021, Bombshells sales mix was 57% alcoholic beverages and 43% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 76%. We grew Bombshells segment revenue by 31% and income from operations by 44% from prior year despite the lingering effect of the COVID-19 pandemic. Same-stores sales for Bombshells in 2021 was +7.7% with the impact of the pandemic excluded from comparable sales. With the impact of the pandemic included in comparable sales (see Adjusted Same-Store Sales on page 25), Bombshells same-store sales would be +24.8%.

We opened the first Bombshells in March 2013 in Dallas, quickly becoming one of the most popular restaurant destinations in the area. Within six years, eight more opened in the Austin and Houston, Texas areas, including two that were opened in fiscal 2019. In September 2016, we closed one Bombshells location in Webster, Texas. We opened one Bombshells on Interstate 10 (BMB I-10), east of Houston in December 2018, and another one on State Highway 249 (BMB 249), northwest of Houston in March 2019. In fiscal 2020, we opened one Bombshells in Katy, Texas (BMB Katy) in October 2019, and another on U.S. Highway 59 (BMB 59) in Houston, Texas in January 2020. Of the ten active Bombshells as of September 30, 2021, eight are freestanding pad sites and two are inline locations. In December 2021, we opened a new Bombshells location in Arlington, Texas. Currently, we have one Bombshells franchised location that is under construction.

For a list of our Bombshells locations, refer to Item 2—“Properties.”

Other Segment

We group together all businesses not belonging to either Nightclubs and Bombshells as Other reportable segment. This is made up of several wholly-owned subsidiaries composed primarily of our Media Group and Drink Robust. Our Media Group is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and tradeshow; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 2,200-plus adult nightclubs in North America, which collectively have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; and produces the Annual Gentlemen’s Club Owners EXPO, a national convention and tradeshow. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and StorErotica magazines, and maintains a number of B-to-B and consumer websites for both industries. Drink Robust is licensed to sell Robust Energy Drink in the United States.

OUR STRATEGY

Our overall objective is to create value for our shareholders by developing and operating profitable businesses in the hospitality and related space. We strive to achieve that by providing an attractive price-value entertainment, dining experience, and top-notch service; by attracting and retaining quality personnel; and by focusing on unit-level operating performance. Aside from our operating strategy, we employ a capital allocation strategy.

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

Since the first full year of implementing our capital allocation strategy in fiscal 2016 up to fiscal 2021, we improved diluted earnings per share at a compounded annual growth rate (“CAGR”) of 24.9%, which was mainly caused by increasing revenue at a CAGR of 7.7%, flowing through net income at a CAGR of 23.6%. As a result, net cash provided by operating activities improved at 12.8% and free cash flow at 12.0% CAGR for the same period. See discussions of our non-GAAP financial measures starting on page 35.

COMPETITION

The adult entertainment and the restaurant/sports bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose brands may have name recognition that equals that of ours. The names “Rick’s” and “Rick’s Cabaret,” “Tootsie’s Cabaret,” “XTC Cabaret,” “Scarlett’s,” “Silver City,” “Club Onyx,” “Downtown Cabaret,” “Temptations,” “The Seville,” “Jaguars,” “Hoops Cabaret,” “Foxy’s Cabaret,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are proprietary. In the restaurant/sports bar business, “Bombshells” is also proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created allows us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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

In relation to acquisitions that closed in October and November 2021, we now have club locations in Denver, Colorado; Louisville, Kentucky; Raleigh, North Carolina; Portland, Maine; Indianapolis, Indiana; Sauget, Illinois; and Newburgh, New York.

TRADEMARKS

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” and “BOMBSHELLS OFFICER’S CLUB” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “IN THE BIZ,” “JAGUARS,” “THE MANSION,” and ‘LA BOHEME GENTLEMAN’S CLUB.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

As a result of an acquisition that closed on October 18, 2021 (see Note 15 to our consolidated financial statements), we obtained the rights to the following service mark registrations from the Patent and Trademark Office: “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” and “NAUGHTY MOMMIES NIGHT OUT.”

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our people are employed by the parent company or by any of its subsidiaries. Executive officers are employed by the parent company; shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Management Services, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2021, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	15	2,135	20	2,170
Salaried	273	28	58	359
	288	2,163	78	2,529

Additionally, as of September 30, 2021, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements, where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition, or results of operations could be seriously harmed. The trading price of our common stock could, in turn, decline and you could lose all or part of your investment.

A summary of our risk factors is as follows:

Risks related to general macroeconomic and safety conditions

○	The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.

○	If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.

○	We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.

Risks related to regulations and/or regulatory agencies

○	Our business operations are subject to regulatory uncertainties which may affect our ability to continue operations of existing nightclubs, acquire additional nightclubs, or be profitable.

○	The adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. If federal or state law mandates that they be classified as employees, our business could be adversely impacted.

○	Our revenues could be significantly affected by limitations relating to permits to sell alcoholic beverages.

○	Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs and divert management’s attention from our business.

Risks related to our business

○	We may deviate from our present capital allocation strategy.

○	We may need additional financing, or our business expansion plans may be significantly limited.

○	There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional clubs.

○	The adult entertainment industry is extremely volatile.

○	Private advocacy group actions targeted at the kind of adult entertainment we offer could result in limitations and our inability to operate in certain locations and negatively impact our business.

○	We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

○	Security breaches of confidential customer information or personal employee information may adversely affect our business.

○	Our acquisitions may result in disruptions in our business and diversion of management’s attention.

○	We face a variety of risks associated with doing business with franchisees and licensees.

○	The impact of new club or restaurant openings could result in fluctuations in our financial performance.

○	Our ability to grow sales through delivery orders is uncertain.

○	We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

○	We have identified a material weakness in our internal control over financial reporting.

○	We may have uninsured risks in excess of our insurance coverage.

○	Our previous liability insurer may be unable to provide coverage to us and our subsidiaries.

○	The protection provided by our service marks is limited.

○	We are dependent on key personnel.

○	A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

○	Other risk factors may adversely affect our financial performance.

Risk related to our common stock

○	We must continue to meet NASDAQ Global Market Continued Listing Requirements, or we risk delisting.

○	We may be subject to allegations, defamations, or other detrimental conduct by third parties, which could harm our reputation and cause us to lose customers and/or contribute to a deflation of our stock price.

○	Our quarterly operating results may fluctuate and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

○	Anti-takeover effects of the issuance of our preferred stock could adversely affect our common stock.

○	Future sales or the perception of future sales of a substantial amount of our common stock may depress our stock price.

○	Our stock price has been volatile and may fluctuate in the future.

○	Cumulative voting is not available to our stockholders.

○	Our directors and officers have limited liability and have rights to indemnification.

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

Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2021, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues decreased significantly (although they have since recovered), and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impact of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.

We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.

Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $13.6 million in 2021 (representing $6.3 million goodwill impairment on seven clubs, $5.3 million SOB license impairment on three clubs, and $2.0 million property and equipment impairment on four clubs and one held-for-sale property); $10.6 million in 2020 (representing $7.9 million goodwill impairment on seven club reporting units, $2.3 million of license impairment on two clubs, $302,000 property and equipment impairment on one club and one Bombshells, and $104,000 of operating lease right-of-use asset impairment on one club); and $6.0 million in 2019 (representing $4.2 million property and equipment impairment on two clubs, $1.6 million goodwill impairment on four clubs, and $178,000 of license impairment on one club). A huge portion, if not all, of the impairments in 2021 and 2020 related to the projected decline in EBITDA caused by the COVID-19 pandemic. If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.

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

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions and new restaurant development. If additional funds are raised through the issuance of equity or convertible debt securities, the ownership percentage of our then-existing shareholders will be diluted. We cannot ensure that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in dilution to existing shareholders; and debt financing, if available, may include restrictive covenants. Any failure by us to procure timely additional financing, if needed, will have material adverse consequences on our business operations.

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

Private advocacy group actions targeted at the kind of adult entertainment we offer could result in limitations in our inability to operate in certain locations and negatively impact our business.

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

We rely heavily on information technology in our operations and any material failure, weakness, interruption, or breach of security could prevent us from effectively operating our business.

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

We have started franchising Bombshells. We believe that we have selected highly competent operating partners and franchisees with significant experience in restaurant operations, and we are providing them training and support on the Bombshells brand. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee. If the franchisee does not successfully open and operate its restaurants in a manner consistent with our standards, or if guests have negative experiences due to issues with food quality or operational execution, our brand value could suffer, which could have an adverse impact on our business.

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

Our ability to grow sales through delivery orders is uncertain.

Part of our strategy for restaurant growth is dependent on increased sales from guests that want our food delivered to them. We currently rely on third-party delivery providers for the ordering and payment platforms that receive guest orders and that send orders directly to our point-of-sale system. These platforms could be damaged or interrupted by technological failures, cyber-attacks, or other factors, which may adversely impact our sales through these channels.

Delivery providers generally fulfill delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food, or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. We also incur additional costs associated with delivery orders, and it is possible that these orders could cannibalize more profitable in-restaurant visits or take-out orders.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses that our non-public competition does not incur. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2021 because of a material weakness. We are, however, addressing this issue and remediating our material weakness. Upon finalizing the remediation of this material weakness, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness over the impairment of goodwill, indefinite-lived intangibles and long-lived assets, specifically over the precision of management’s review of certain assumptions—see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address this material weakness and to enhance our internal control over financial reporting, if this material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2021, we had 2 remaining unresolved claims out of the original 71 claims. One of the two remaining claims was settled in November 2021.

The protection provided by our service marks is limited.

Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” and BOMBSHELLS OFFICER’S CLUB are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “IN THE BIZ,” “JAGUARS”, “THE MANSION,” and “LA BOHEME GENTLEMAN’S CLUB.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

As a result of the acquisition that closed on October 18, 2021, we obtained the rights to the following service mark registrations from the Patent and Trademark Office: “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” and “NAUGHTY MOMMIES NIGHT OUT”.

We are dependent on key personnel.

Our future success is dependent, in a large part, on retaining the services of Eric Langan, our President and Chief Executive Officer, and Bradley Chhay, our Chief Financial Officer. Mr. Langan possesses a unique and comprehensive knowledge of our industry. While Mr. Langan has no present plans to leave or retire in the near future, his loss could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. Mr. Chhay possesses thorough familiarity with our accounting system and how it affects our operations. Mr. Chhay is also vital in our due diligence efforts when acquiring clubs. We maintain key-man life insurance with respect to Mr. Langan but not for Mr. Chhay. Although Messrs. Langan and Chhay have signed employment agreements with us (as described herein), there can be no assurance that Mr. Langan or Mr. Chhay will continue to be employed by us.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu or COVID-19), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

We are also subject to the general risks of inflation, increases in minimum wage, health care, and other benefits that may have a material adverse effect on our cost structure, and the disruption in our supply chain caused by several factor, including the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2021, we own 51 real estate properties. On 37 of these properties, we operate clubs or restaurants, including those temporarily closed. We lease multiple other properties to third-party tenants. Four of our owned properties are in locations where we previously operated clubs, but now lease the buildings to third parties. Ten are non-income-producing properties for corporate use (including our corporate office) or future club or restaurant locations, or may be offered for sale in the future. Eleven of our clubs and restaurants are in leased locations.

Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility. In March 2021, we acquired approximately 57,000-square foot of land across the street from our corporate office. We plan to build a warehouse on that land in the coming months. See Note 15 to our consolidated financial statements.

Below is a list of locations we operated as of September 30, 2021:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
XTC Cabaret, San Antonio, TX	1998	(2)
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Rick’s Cabaret, San Antonio, TX	2006
XTC Cabaret, South Houston	2006	(1)
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(1)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Temptations, Sulphur, LA	2013	(2)
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring, TX	2014	(1)
Bombshells Fuqua, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017	(1)
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020

(1)	Leased location.
(2)	Currently closed.

Our property leases are typically for a fixed rental rate without revenue percentage rentals. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2021, certain of our owned properties were collateral for mortgage debt amounting to approximately $102.3 million. See related information in Notes 6, 9 and 19 to our consolidated financial statements.

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

Holders

On December 10, 2021, the closing stock price for our common stock as reported by NASDAQ was $63.66, and there were 147 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 9,300 stockholders having beneficial ownership in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.

Dividend Policy

Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors has declared regular quarterly cash dividends of $0.03 per share, except for the fourth quarter of fiscal 2019, the second and fourth quarters of fiscal 2020, and all four quarters of fiscal 2021 when we paid $0.04 per share. During fiscal 2021, 2020, and 2019, we paid cash dividends totaling $1.4 million, $1.3 million, and $1.3 million, respectively.

In connection with the September 2021 Refinancing Note (see Note 9 to our consolidated financial statements), we have agreed to not pay out any dividends or distributions; provided that, we are permitted to continue to pay our quarterly dividend in the amount of $0.04 per share per quarter ($0.16 per year) unless the debt service coverage in connection with the loan falls below 1.4x for three consecutive quarters, in which event such quarterly dividend must be suspended until such time as the 1.4x debt service coverage is achieved.

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2021, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

None.

Stock Performance Graph

The following chart compares the 5-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2016 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
RCI Hospitality Holdings, Inc.	$100.00	$215.03	$255.84	$178.60	$176.60	$593.72
NASDAQ Composite Index	$100.00	$122.29	$151.47	$150.59	$210.23	$272.00
Dow Jones U.S. Restaurant & Bar Index	$100.00	$115.78	$130.42	$170.09	$172.30	$211.21
Russell 2000 Index	$100.00	$119.11	$135.55	$121.71	$120.46	$176.12

Item 6. [Reserved]

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

Ongoing Impact of COVID-19 Pandemic

Since the U.S. declaration of COVID-19 as a pandemic in March 2020, we have had a major disruption in our business operations that threatened to significantly impact our cash flow. The declaration resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures, and other restrictions that were mandated or encouraged by federal, state, and local governments. To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy is to open locations and operate in accordance with local and state guidelines. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Compared to fiscal 2020, which showed a significant impact of the pandemic in terms of revenues and bottom line, in fiscal 2021 our operations exhibited tremendous recovery. Revenues were up by 47.6% from prior year and up by 7.8% from pre-pandemic fiscal 2019. Net income increased by 47.5% from fiscal 2019 (fiscal 2020 had a net loss) and free cash flow increased by 167.7% from fiscal 2020 and by 8.3% from fiscal 2019.

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state, and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.

OUR BUSINESS

The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, Aledo, Round Rock, El Paso and Odessa, Texas; Charlotte, North Carolina; Minneapolis, Minnesota; New York, New York; Miami Gardens and Pembroke Park, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; and Washington Park, Kappa and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

In relation to acquisitions that closed in October and November 2021, we now have club locations in Denver, Colorado; Louisville, Kentucky; Raleigh, North Carolina; Portland, Maine; Indianapolis, Indiana; Sauget, Illinois; and Newburgh, New York.

Bombshells	Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring, Pearland, Tomball and Katy, Texas under the brand name Bombshells Restaurant & Bar.

Other	Our wholly-owned subsidiaries own a media division (“Media Group”), including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites. Included here is Drink Robust, which is licensed to sell Robust Energy Drink in the United States.

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

Same-Store Sales. We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full month of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definitions stated above. Revenues outside of our Nightclubs and Bombshells reportable segments’ core business are excluded from same-store sales calculation.

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

Long-Lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the second quarter of 2021, we impaired one property that was reclassified to assets held for sale for $1.4 million, and during the fourth quarter of 2021, we impaired four clubs for $584,000. During the second quarter of 2020, we impaired one club and one Bombshells unit for a total of $302,000, and during the third quarter of 2020, we impaired one club for its operating lease right-of-use asset for $104,000. During the fourth quarter of 2019, we impaired two clubs for a total of $4.2 million.

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

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $5.3 million in 2021 related to three clubs, $2.3 million in 2020 related to two clubs, and $178,000 in 2019 related to one club.

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

OPERATIONS REVIEW

Highlights of operations from fiscal 2021, 2020, and 2019 are as follows (in thousands, except percentages and per share amounts):

	2021	Inc (Dec)	2020	Inc (Dec)	2019

Revenues
Consolidated	$195,258	47.6%	$132,327	(26.9)%	$181,059
Nightclubs	$137,348	55.4%	$88,373	(40.5)%	$148,606
Bombshells	$56,621	31.0%	$43,215	40.2%	$30,828

Same-store sales
Consolidated		1.5%		(4.4)%
Nightclubs		(2.1)%		(9.0)%
Bombshells		7.7%		18.3%

Income from operations
Consolidated	$38,548	1,303.8%	$2,746	(92.1)%	$34,701
Nightclubs	$43,815	235.6%	$13,056	(74.3)%	$50,724
Bombshells	$13,264	43.6%	$9,237	300.4%	$2,307

Diluted earnings (loss) per share	$3.37		$(0.66)		$2.10

Net cash provided by operating activities	$41,991	168.6%	$15,632	(57.9)%	$37,174

Free cash flow*	$36,084	167.7%	$13,481	(59.5)%	$33,316

*	Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the three most recently completed fiscal years:

	2021	2020	2019
Revenues
Sales of alcoholic beverages	44.4%	44.6%	41.5%
Sales of food and merchandise	21.1%	18.5%	14.3%
Service revenues	28.4%	31.1%	37.6%
Other	6.1%	5.8%	6.6%
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold
Alcoholic beverages	18.3%	18.8%	20.4%
Food and merchandise	33.6%	33.0%	35.1%
Service and other	0.6%	0.5%	0.7%
Total cost of goods sold (exclusive of items shown separately below)	15.4%	14.7%	13.8%
Salaries and wages	25.9%	29.5%	27.5%
Selling, general and administrative	28.0%	39.1%	33.1%
Depreciation and amortization	4.2%	6.7%	5.0%
Other charges, net	6.8%	8.0%	1.4%
Total operating expenses	80.3%	97.9%	80.8%
Income from operations	19.7%	2.1%	19.2%
Other income (expenses)
Interest expense	(5.1)%	(7.4)%	(5.6)%
Interest income	0.1%	0.2%	0.2%
Non-operating gains (losses), net	2.7%	(0.0)%	(0.3)%
Income (loss) before income taxes	17.5%	(5.1)%	13.4%
Income tax expense (benefit)	2.0%	(0.4)%	2.1%
Net income (loss)	15.4%	(4.8)%	11.3%

†	Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Better (Worse)
	2021 vs. 2020		2020 vs. 2019
	Amount	%	Amount	%

Sales of alcoholic beverages	$27,605	46.7%	$(16,060)	(21.4)%
Sales of food and merchandise	16,651	68.1%	(1,370)	(5.3)%
Service revenues	14,299	34.7%	(26,893)	(39.5)%
Other	4,376	57.4%	(4,409)	(36.6)%
Total revenues	62,931	47.6%	(48,732)	(26.9)%

Cost of goods sold
Alcoholic beverages	(4,786)	(43.1)%	4,206	27.5%
Food and merchandise	(5,653)	(69.4)%	915	10.1%
Service and other	(177)	(89.8)%	381	65.9%
Total cost of goods sold (exclusive of items shown separately below)	(10,616)	(54.6)%	5,502	22.1%
Salaries and wages	(11,557)	(29.6)%	10,763	21.6%
Selling, general and administrative	(2,916)	(5.6)%	8,204	13.7%
Depreciation and amortization	598	6.8%	236	2.6%
Other charges, net	(2,638)	(25.0)%	(7,928)	(302.6)%
Total operating expenses	(27,129)	(20.9)%	16,777	11.5%
Income from operations	35,802	1,303.8%	(31,955)	(92.1)%
Other income/expenses
Interest expense	(181)	(1.8)%	398	3.9%
Interest income	(71)	(21.9)%	(15)	(4.9)%
Non-operating gains (losses), net	5,394	*	548	89.5%
Income/loss before income taxes	40,944	601.7%	(30,994)	(128.1)%
Income tax expense/benefit	(4,482)	*	4,237	113.2%
Net income/loss	$36,462	*	$(26,757)	(130.9)%

* Not meaningful.

Revenues

Overall, our consolidated revenues trended significantly better in fiscal 2021 compared to the more pandemic impacted fiscal 2020 with a 47.6% increase. But even though 2021 was still affected by the pandemic, revenues grew 7.8% compared to pre-pandemic fiscal 2019. Excluding COVID-19 impact, consolidated same-store sales increase in 2021 was 1.5%. Including the impact of COVID-19 on comparable units (see definition of Adjusted Same-Store Sales on page 25), adjusted same-store sales in 2021 would be an increase of 48.7%. Consolidated revenues decreased by $48.7 million, or 26.9%, from 2019 to 2020. The decrease from 2019 to 2020 was mainly caused by significantly lower traffic due to the COVID-19 restrictions. Excluding COVID-19 impact, consolidated same-store sales decrease in 2020 was 4.4%. Including the impact of COVID-19 on comparable units, adjusted same-store sales in 2020 would be a decrease of 34.7%.

Segment contribution to total revenues was as follows (in thousands):

	2021	2020	2019
Nightclubs
Sales of alcoholic beverages	$54,305	$31,950	$57,277
Sales of food and merchandise	17,221	8,561	13,051
Service revenues	55,146	41,004	67,893
Other revenues	10,676	6,858	10,385
	137,348	88,373	148,606
Bombshells
Sales of alcoholic beverages	32,380	27,130	17,863
Sales of food and merchandise	23,890	15,899	12,779
Service revenues	315	158	162
Other revenues	36	28	24
	56,621	43,215	30,828
Other
Other revenues	1,289	739	1,625
	$195,258	$132,327	$181,059

Nightclubs segment revenues. Nightclubs revenues increased by 55.4% from 2020 to 2021 and decreased by 40.5% from 2019 to 2020. A breakdown of the changes compared to total change in Nightclubs revenues is as follows:

	2021 vs. 2020	2020 vs. 2019
Impact of 2.1% and 9.0% decrease in same-store sales, respectively, to total revenues (excluding COVID-19 impact)	(1.2)%	(4.9)%
Newly acquired and reconcepted units	-	0.9%
Closed units (including COVID-19 impact)	56.4%	(36.3)%
Other	0.2%	(0.2)%
	55.4%	(40.5)%

Including the impact of COVID-19 on comparable Nightclubs locations (see Adjusted Same-Store Sales on page 25), the breakdown would have been:

	2021 vs. 2020	2020 vs. 2019
Impact of 59.2% increase and 41.7% decrease in same-store sales, respectively, to total revenues (including COVID-19 impact)	56.9%	(40.3)%
Newly acquired and reconcepted units	-	0.9%
Closed units (excluding COVID-19 impact)	(1.8)%	(0.9)%
Other	0.2%	(0.2)%
	55.4%	(40.5)%

By type of revenue line item, changes in Nightclubs segment revenue dollars are broken down as:

	2021 vs. 2020	2020 vs. 2019
Sales of alcoholic beverages	70.0%	(44.2)%
Sales of food and merchandise	101.2%	(34.4)%
Service revenues	34.5%	(39.6)%
Other	55.7%	(34.0)%

Nightclubs segment sales mix did not change much through the three fiscal years:

	2021	2020	2019
Sales of alcoholic beverages	39.5%	36.2%	38.5%
Sales of food and merchandise	12.5%	9.7%	8.8%
Service revenues	40.2%	46.4%	45.7%
Other	7.8%	7.7%	7.0%
	100.0%	100.0%	100.0%

Included in the 2019 new units are Rick’s Cabaret Chicago and Rick’s Cabaret Pittsburgh, which were acquired in November 2018 (see Note 15 to our consolidated financial statements) and contributed $5.0 million and $4.6 million in revenues for 2019 since acquisition date. No new clubs were acquired or constructed in 2020 and 2021.

Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.5 million in 2021, $1.3 million in 2020, and $1.7 million in 2019.

Bombshells segment revenues. Bombshells revenues increased by 31.0% from 2020 to 2021 and by 40.2% from 2019 to 2020. A breakdown of the changes compared to total changes in Bombshells revenues is as follows:

	2021 vs. 2020	2020 vs. 2019
Impact of 7.7% and 18.3% increase in same-store sales, respectively, to total revenues (excluding COVID-19 impact)	5.2%	9.7%
New units	9.6%	35.0%
Closed units (including COVID-19 impact)	16.2%	(4.5)%
	31.0%	40.2%

Including the impact of COVID-19 on comparable Bombshells locations (see Adjusted Same-Store Sales on page 25), the breakdown would have been:

	2021 vs. 2020	2020 vs. 2019
Impact of 24.8% and 6.5% increase in same-store sales, respectively, to total revenues (including COVID-19 impact)	21.4%	5.1%
New units	9.6%	35.0%
Closed units (excluding COVID-19 impact)	-	0.1%
	31.0%	40.2%

By type of revenue line item, changes in Bombshells segment revenues are broken down as:

	2021 vs. 2020	2020 vs. 2019
Sales of alcoholic beverages	19.4%	51.9%
Sales of food and merchandise	50.3%	24.4%
Service and other revenues	88.7%	0.0%

Bombshells segment sales mix for the three fiscal years is as follows:

	2021	2020	2019
Sales of alcoholic beverages	57.2%	62.8%	57.9%
Sales of food and merchandise	42.2%	36.8%	41.5%
Service and other revenues	0.6%	0.4%	0.6%
	100.0%	100.0%	100.0%

Bombshells I-10 was opened in the first quarter of 2019, while Bombshells 249 was opened in the second quarter of 2019. Bombshells Katy was opened in the first quarter of 2020, while Bombshells 59 was opened in the second quarter of 2020. No new Bombshells location was opened in 2021.

Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. Drink Robust sales were $249,000, $150,000, and $231,000 in fiscal 2021, 2020, and 2019, respectively, which excludes intercompany sales to Nightclubs and Bombshells units amounting to $141,000, $70,000, and $140,000 in fiscal 2021, 2020, and 2019, respectively. Media business revenues were $1.0 million, $589,000, and $1.4 million in fiscal 2021, 2020, and 2019, respectively. Due to the COVID-19 pandemic, the 2020 ED EXPO that was supposed to be held in August 2020 (fiscal 2020) was canceled. All unearned sponsorship and advertising revenues related to the event were either further deferred or refunded and no revenue was recognized.

Operating Expenses

Total operating expenses, as a percent of consolidated revenues, were 80.3%, 97.9%, and 80.8% for the fiscal year 2021, 2020, and 2019, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.

Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, and Drink Robust. As a percentage of consolidated revenues, consolidated cost of goods sold was 15.4%, 14.7%, and 13.8% for fiscal 2021, 2020, and 2019, respectively. See above for breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.8%, 10.7%, and 11.2% for fiscal 2021, 2020, and 2019, respectively, which was primarily caused by shifts in sales mix. Bombshells cost of goods sold was 23.8%, 22.6%, and 25.3% for fiscal 2021, 2020, and 2019, respectively, which was mainly driven by the shift in sales mix to lower-margin food sales in 2021, to higher-margin alcoholic beverage sales in 2020, and from food cost inflation in 2019.

Consolidated salaries and wages increased by $11.6 million, or 29.6%, from 2020 to 2021 and decreased by $10.8 million, or 21.6%, from 2019 to 2020. The dollar decrease from 2019 to 2020 was mainly from furloughed employees due to COVID-19, which increased back in 2021 due to hiring and rehiring after easing restrictions. As a percentage of revenues, consolidated salaries and wages were 25.9%, 29.5%, and 27.5% in 2021, 2020, and 2019, respectively, mainly due to sales trend and the impact of fixed salaries on lower sales. Corporate salary pay cuts made in 2020 during the height of the pandemic restrictions were paid back in 2021.

By reportable segment, salaries and wages are broken down as follows (in thousands):

	2021	2020	2019
Nightclubs	$26,986	$19,590	$32,267
Bombshells	13,041	10,427	8,887
Other	582	491	617
General corporate	10,018	8,562	8,062
	$50,627	$39,070	$49,833

Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in general corporate.

The components of consolidated selling, general and administrative expenses are in the tables below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2021	2020	2019	2021	2020	2019
Taxes and permits	$8,701	$8,071	$10,779	4.5%	6.1%	6.0%
Advertising and marketing	6,676	5,367	8,392	3.4%	4.1%	4.6%
Supplies and services	6,190	4,711	5,911	3.2%	3.6%	3.3%
Insurance	5,676	5,777	5,429	2.9%	4.4%	3.0%
Lease	3,942	4,060	3,896	2.0%	3.1%	2.2%
Legal	3,997	4,725	5,180	2.0%	3.6%	2.9%
Utilities	3,366	2,945	3,165	1.7%	2.2%	1.7%
Charge card fees	3,376	2,382	3,803	1.7%	1.8%	2.1%
Security	3,892	2,582	2,973	2.0%	2.0%	1.6%
Accounting and professional fees	2,031	3,463	2,815	1.0%	2.6%	1.6%
Repairs and maintenance	2,767	2,289	2,980	1.4%	1.7%	1.6%
Other	3,994	5,320	4,573	2.0%	4.0%	2.5%
	$54,608	$51,692	$59,896	28.0%	39.1%	33.1%

By reportable segment, selling, general and administrative expenses are broken down as follows (in thousands):

	2021	2020	2019
Nightclubs	$32,725	$30,105	$40,033
Bombshells	14,883	11,735	10,441
Other	237	268	356
General corporate	6,763	9,584	9,066
	$54,608	$51,692	$59,896

The significant variances in selling, general and administrative expenses are as follows:

In light of decreased sales activity caused by the COVID-19 pandemic from 2019 to 2020, most of our selling, general and administrative expenses for 2020 decreased, except for relatively fixed expenses such as insurance, rent, and accounting and professional fees. As a percentage of revenues, relatively fixed expenses increased in rate due to lower sales, while more discretionary/controllable expenses such as advertising and marketing were kept to a minimum. Conversely, due to the increase in revenues in 2021 from 2020, almost all selling, general and administrative expenses consequently increased except accounting and professional fees, insurance, leases, and legal. Accounting and legal fees primarily decreased from prior year’s SEC matters; lease expense decreased due to lease credits we received from certain landlords; while insurance decreased due to credits given by insurers for unused coverage due to COVID-19 closures in 2020.

Depreciation and amortization decreased by $598,000, or 6.8%, from 2020 to 2021 and by $236,000, or 2.6%, from 2019 to 2020. The decrease from 2019 to 2020 was mainly due to properties sold or disposed during the current and prior year, while the decrease from 2020 to 2021 was mainly from significantly low capital expenditure in 2020.

The components of other charges, net are in the table below (dollars in thousands):

	Years Ended September 30,			Percentage of Revenues
	2021	2020	2019	2021	2020	2019
Impairment of assets	$13,612	$10,615	$6,040	7.0%	8.0%	3.3%
Settlement of lawsuits	1,349	174	225	0.7%	0.1%	0.1%
Gain on sale of businesses and assets	(522)	(661)	(2,877)	(0.3)%	(0.5)%	(1.6)%
Loss (gain) on insurance	(1,253)	420	(768)	(0.6)%	0.3%	(0.4)%
Total other charges, net	$13,186	$10,548	$2,620	6.8%	8.0%	1.4%

The significant variances in other charges, net are discussed below:

During 2021, we recorded aggregate impairment charges amounting to $13.6 million related to goodwill of seven clubs ($6.3 million), SOB licenses of three clubs ($5.3 million), and property and equipment of five clubs, one of which is held for sale ($2.0 million). During 2020, we recorded aggregate impairment charges amounting to $10.6 million related to goodwill of seven clubs ($7.9 million), SOB licenses of two clubs ($2.3 million), and $406,000 of long-lived assets of one club and one Bombshells restaurant (including impairment on operating lease right-of-use assets of $104,000). During 2019, we recorded aggregate impairment charges amounting to $6.0 million related to goodwill of four clubs ($1.6 million), SOB license of one club ($178,000), and property and equipment of two clubs ($4.2 million). See Notes 2 and 15 to our consolidated financial statements.

In 2021, we settled a case with one of our Bombshells landlord for $1.0 million. See Note 11 to our consolidated financial statements.

In relation to insurance claims and recoveries, we recognized a $1.3 million gain in 2021, a $420,000 loss in 2020, and a $768,000 gain in 2019 mainly related to a fire in one of our clubs in Washington Park, Illinois toward the end of fiscal 2018 and a hurricane that damaged one of our clubs in Sulphur, Louisiana in August 2020. Gains related to insurance recoveries were recognized when the contingencies related to the insurance claims have been resolved, which may be in a subsequent reporting period. See Note 14 to our consolidated financial statements.

Income from Operations

During fiscal 2021, 2020, and 2019, our consolidated operating margin was 19.7%, 2.1%, and 19.2%, respectively.

Below is a table which reflects segment contribution to income from operations (in thousands):

	2021	2020	2019
Nightclubs	$43,815	$13,056	$50,724
Bombshells	13,264	9,237	2,307
Other	35	(614)	(309)
General corporate	(18,566)	(18,933)	(18,021)
	$38,548	$2,746	$34,701

Nightclubs operating margin was 31.9%, 14.8%, and 34.1% in 2021, 2020, and 2019, respectively, primarily due to the impact of the COVID-19 pandemic in 2020 and the closure of underperforming units, fixed expense leverage on increasing sales, and impairment of assets of $13.6 million, $10.4 million, and $5.9 million for 2021, 2020, and 2019, respectively. Bombshells operating margin was 23.4%, 21.4%, and 7.5% in 2021, 2020, and 2019, respectively, mainly due to two new units and same-store sales increase in 2021, partially offset by COVID-19 impact in 2020, and pre-opening expenses in 2019 (particularly in salaries and wages and selling, general and administrative expenses.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to discussion of Non-GAAP Financial Measures on page 35.

	For the Year Ended September 30, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$43,815	$13,264	$35	$(18,566)	$38,548
Amortization of intangibles	187	14	57	-	258
Settlement of lawsuits	275	59	5	1,010	1,349
Impairment of assets	13,612	-	-	-	13,612
Costs and charges related to debt refinancing	17	-	-	40	57
Loss (gain) on sale of businesses and assets	(580)	72	-	(14)	(522)
Gain on insurance	(1,209)	-	-	(44)	(1,253)
Non-GAAP operating income (loss)	$56,117	$13,409	$97	$(17,574)	$52,049

GAAP operating margin	31.9%	23.4%	2.7%	(9.5)%	19.7%
Non-GAAP operating margin	40.9%	23.7%	7.5%	(9.0)%	26.7%

	For the Year Ended September 30, 2020
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$13,056	$9,237	$(614)	$(18,933)	$2,746
Amortization of intangibles	211	15	383	-	609
Settlement of lawsuits	174	-	-	-	174
Impairment of assets	10,370	245	-	-	10,615
Loss (gain) on sale of businesses and assets	(639)	16	-	(38)	(661)
Loss (gain) on insurance	433	-	-	(13)	420
Non-GAAP operating income (loss)	$23,605	$9,513	$(231)	$(18,984)	$13,903

GAAP operating margin	14.8%	21.4%	(83.1)%	(14.3)%	2.1%
Non-GAAP operating margin	26.7%	22.0%	(31.3)%	(14.3)%	10.5%

	For the Year Ended September 30, 2019
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$50,724	$2,307	$(309)	$(18,021)	$34,701
Amortization of intangibles	230	11	383	-	624
Settlement of lawsuits	169	3	-	53	225
Impairment of assets	5,920	-	-	120	6,040
Loss (gain) on sale of businesses and assets	(2,858)	27	-	(46)	(2,877)
Gain on insurance	(654)	-	-	(114)	(768)
Non-GAAP operating income (loss)	$53,531	$2,348	$74	$(18,008)	$37,945

GAAP operating margin	34.1%	7.5%	(19.0)%	(10.0)%	19.2%
Non-GAAP operating margin	36.0%	7.6%	4.6%	(9.9)%	21.0%

Other Income/Expenses

Interest expense increased by $181,000 from 2020 to 2021 and decreased by $398,000 from 2019 to 2020. The net increase in interest expense in 2021 was primarily caused by the expensed loan costs and written off unamortized debt issuance costs related to the September 2021 Refinancing Note (see Note 9 to our consolidated financial statements), partially offset by the impact of a lower average debt balance. The decrease in interest expense in 2020 was primarily due to the lower average debt balance. During 2019, our debt repayments were significantly higher than our borrowing, excluding borrowings from acquisitions, thereby reducing interest expense as a percentage of revenue. During 2020, with the onset of the COVID-19 pandemic, certain debt principal and interest payments were deferred, but we continue to accrue interest on these debts. At the end of 2021, we refinanced several of our existing bank and seller-financed real estate debt with the issuance of a $99.1 million 5.25% note with a term of 10 years.

We consider rent plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) increased in 2020 due to lower sales activity caused by the pandemic as shown below.

	2021	2020	2019
Rent	2.0%	3.1%	2.2%
Interest	4.8%	7.4%	5.6%
Total occupancy cost	6.8%	10.5%	7.8%

The 2021 interest expense rate above excludes certain costs and charges related to the September 2021 Refinancing Note amounting to approximately $637,000, or 0.3% of consolidated revenues. The $637,000 interest expense includes $103,000 in unamortized debt issuance costs that were written off and $228,000 in expensed new loan costs.

In fiscal 2021, we received 11 notices of forgiveness for our PPP loans approving the forgiveness of 100% of each of the 11 PPP loans amounting to $5.3 million in principal and interest, which were included in non-operating gains (losses), net. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. See Note 9 to our consolidated financial statements.

Income Taxes

Income taxes were an expense of approximately $4.0 million in 2021, a benefit of $493,000 in 2020, and an expense of $3.7 million in 2019. Our effective income tax rate was a 11.7% expense in 2021, 7.2% benefit in 2020, and a 15.5% expense in 2019. The components of our annual effective income tax rate are the following:

	2021	2020	2019
Federal statutory income tax expense/benefit	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1%	(3.7)%	2.8%
Permanent differences	(1.3)%	(5.8)%	0.2%
Change in state tax rate	(2.4)%	-	-
Change in valuation allowance	(1.9)%	(18.7)%	-
Tax credits	(3.5)%	13.9%	(3.7)%
Other	(2.4)%	0.6%	(4.8)%
Total effective income tax rate	11.7%	7.2%	15.5%

* Positive or negative percentages are in relation to income or loss before income taxes of the respective fiscal year. Percentages may not foot due to rounding.

The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, and tax credits that are mostly FICA tip credits. The effective income tax rate for fiscal 2020 was also affected by the pre-tax loss mostly caused by the pandemic and the changes in the deferred tax asset valuation allowance in fiscal 2021 and 2020.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, and (f) costs and charges related to debt refinancing. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) costs and charges related to debt refinancing, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized loss on equity securities, (g) settlement of lawsuits, (h) gain on debt extinguishment, (i) costs and charges related to debt refinancing, (j) the income tax effect of the above-described adjustments, and (k) change in deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 13.5%, 26.0%, and 15.5% effective tax rate of the pre-tax non-GAAP income before taxes for the 2021, 2020, and 2019, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

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

We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	For the Year Ended September 30,
	2021	2020	2019
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$30,336	$(6,085)	$20,294
Income tax expense (benefit)	3,989	(493)	3,744
Interest expense, net	9,739	9,487	9,900
Settlement of lawsuits	1,349	174	225
Impairment of assets	13,612	10,615	6,040
Gain on sale of businesses and assets	(522)	(661)	(2,877)
Depreciation and amortization	8,238	8,836	9,072
Unrealized loss on equity securities	84	64	612
Gain on debt extinguishment	(5,329)	-	-
Loss (gain) on insurance	(1,253)	420	(768)
Adjusted EBITDA	$60,243	$22,357	$46,242

Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$30,336	$(6,085)	$20,294
Amortization of intangibles	258	609	624
Settlement of lawsuits	1,349	174	225
Impairment of assets	13,612	10,615	6,040
Gain on sale of businesses and assets	(522)	(661)	(2,877)
Costs and charges related to debt refinancing**	694	-	-
Unrealized loss on equity securities	84	64	612
Gain on debt extinguishment	(5,329)	-	-
Loss (gain) on insurance	(1,253)	420	(768)
Change in deferred tax asset valuation allowance	(632)	1,273	-
Net income tax effect	(1,845)	(1,700)	(580)
Non-GAAP net income	$36,752	$4,709	$23,570

	For the Year Ended September 30,
	2021	2020	2019
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	9,005	9,199	9,657
GAAP diluted earnings (loss) per share	$3.37	$(0.66)	$2.10
Amortization of intangibles	0.03	0.07	0.06
Settlement of lawsuits	0.15	0.02	0.02
Impairment of assets	1.51	1.15	0.63
Gain on sale of businesses and assets	(0.06)	(0.07)	(0.30)
Costs and charges related to debt refinancing**	0.08	-	-
Unrealized loss on equity securities	0.01	0.01	0.06
Gain on debt extinguishment	(0.59)	-	-
Loss (gain) on insurance	(0.14)	0.05	(0.08)
Change in deferred tax asset valuation allowance	(0.07)	0.14	-
Net income tax effect	(0.20)	(0.18)	(0.05)
Non-GAAP diluted earnings per share	$4.08	$0.51	$2.44

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$38,548	$2,746	$34,701
Amortization of intangibles	258	609	624
Settlement of lawsuits	1,349	174	225
Impairment of assets	13,612	10,615	6,040
Gain on sale of businesses and assets	(522)	(661)	(2,877)
Costs and charges related to debt refinancing**	57	-	-
Loss (gain) on insurance	(1,253)	420	(768)
Non-GAAP operating income	$52,049	$13,903	$37,945

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	19.7%	2.1%	19.2%
Amortization of intangibles	0.1%	0.5%	0.3%
Settlement of lawsuits	0.7%	0.1%	0.1%
Impairment of assets	7.0%	8.0%	3.3%
Gain on sale of businesses and assets	(0.3)%	(0.5)%	(1.6)%
Costs and charges related to debt refinancing**	0.0%	-	-
Loss (gain) on insurance	(0.6)%	0.3%	(0.4)%
Non-GAAP operating margin	26.7%	10.5%	21.0%

* Per share amounts and percentages may not foot due to rounding.

** Costs and charges related to debt refinancing consist of $637,000 in interest expense and $57,000 in legal and professional fees. The $637,000 interest expense portion above includes $103,000 in unamortized debt issuance costs that were written off and $228,000 in expensed new loan costs.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, our cash and cash equivalents were approximately $35.7 million compared to $15.6 million at September 30, 2020. Because of the large volume of cash we handle, we have very stringent cash controls. As of September 30, 2021, we had working capital of $26.1 million compared to a negative working capital of $5.9 million as of September 30, 2020, excluding net assets held for sale (net of associated liabilities of $1.1 million and $0, respectively) amounting to $3.8 million and $0 as of September 30, 2021 and 2020, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. Revenues seem favorable now that all our locations are not under pandemic-related closure mandates. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

In fiscal 2020, to adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program of the CARES Act for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During the year ended September 30, 2021, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest during the period and were included in non-operating gains (losses), net in our consolidated statement of operations. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal will be repaid as debt plus accrued interest.

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

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). The acquisition gives the Company presence in six additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes, and 500,000 shares of our common stock.

We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.

The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	Year Ended September 30,
	2021	2020	2019
Operating activities	$41,991	$15,632	$37,174
Investing activities	(6,814)	(994)	(27,147)
Financing activities	(15,096)	(13,130)	(13,656)
Net increase (decrease) in cash and cash equivalents	$20,081	$1,508	$(3,629)

We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$30,150	$(6,312)	$20,445
Depreciation and amortization	8,238	8,836	9,072
Deferred tax expense (benefit)	(1,253)	(1,268)	821
Impairment of assets	13,612	10,615	6,040
Gain on debt extinguishment	(5,298)	-	-
Net change in operating assets and liabilities	(3,451)	1,380	2,822
Other	(7)	2,381	(2,026)
Net cash provided by operating activities	$41,991	$15,632	$37,174

Net cash flows from operating activities increased from 2020 to 2021 mainly due to significantly higher income from operations partially offset by higher interest payments, which included deferred debt interest payments from 2020, and higher income taxes paid. Net cash flows from operating activities significantly decreased in 2020 mainly due to the impact of the COVID-19 pandemic on our operations and partially offset by lower interest and income taxes paid.

Cash Flows from Investing Activities

Following are our summarized cash flows from investing activities (in thousands):

	Year Ended September 30,
	2021	2020	2019
Proceeds from sale of businesses and assets	$5,415	$2,221	$7,223
Proceeds from insurance and notes receivable	1,282	2,521	258
Issuance of notes receivable	-	-	(420)
Payments for property and equipment and intangible assets	(13,511)	(5,736)	(20,708)
Acquisition of businesses, net of cash acquired	-	-	(13,500)
Net cash used in investing activities	$(6,814)	$(994)	$(27,147)

In 2021, we acquired four real estate properties either for future club or restaurant locations or for corporate use. On one of the real properties purchased, we opened a Bombshells restaurant on December 6, 2021 in Arlington, Texas. There were no new Bombshells units opened in 2021. We also sold two real estate properties in 2021. We opened two new Bombshells units in 2020 (one in Katy, Texas and another on U.S. Highway 59 in Houston, Texas) and sold three real estate properties. In 2019, we opened four new units (acquired two clubs in Chicago, Illinois and Pittsburgh, Pennsylvania, and built two new Bombshells in Houston, Texas) and seven real estate properties sold. As of September 30, 2021, 2020, and 2019, we had $3.4 million, $20,000, and $8.9 million in construction-in-progress related mostly to Bombshells opening in the subsequent fiscal year. In 2019, we acquired two clubs (one in Pittsburgh and another in Chicago) where we paid a total of $13.5 million at closing. See Note 15 to our consolidated financial statements.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2021, 2020, and 2019 (in thousands):

	Year Ended September 30,
	2021	2020	2019
New capital expenditures in new clubs and Bombshells units and equipment*	$7,604	$3,585	$16,850
Maintenance capital expenditures	5,907	2,151	3,858
Total capital expenditures, excluding business acquisitions	$13,511	$5,736	$20,708

* Includes real estate except those acquired through business acquisitions.

See discussion of acquisitions subsequent to September 30, 2021 in Note 15 to our consolidated financial statements, the most significant of which is our acquisition of eleven clubs on October 18, 2021 for which part of the total acquisition price was paid with $36.8 million in cash at closing.

Cash Flows from Financing Activities

Following are our summarized cash flows from financing activities (in thousands):

	Year Ended September 30,
	2021	2020	2019
Proceeds from long-term debt	$38,490	$6,503	$13,511
Payments on long-term debt	(49,178)	(8,832)	(22,924)
Payment of dividends	(1,440)	(1,286)	(1,252)
Purchase of treasury stock	(1,794)	(9,484)	(2,901)
Payment of loan origination costs	(1,174)	-	(20)
Distribution to noncontrolling interests	-	(31)	(70)
Net cash used in financing activities	$(15,096)	$(13,130)	$(13,656)

See Note 9 to our consolidated financial statements for a detailed discussion of our debt obligations.

We purchased shares of our common stock representing 74,659 shares, 516,102 shares, and 128,040 shares in 2021, 2020, and 2019, respectively. We paid quarterly dividends of $0.03 per share in fiscal 2020 and 2019, except for the fourth quarter of 2019 and the second and fourth quarter of 2020 where we paid $0.04 per share. We paid quarterly dividends of $0.04 per share in fiscal 2021.

Non-GAAP Cash Flow Measure

Management also uses certain non-GAAP cash flow measures such as free cash flow. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2021	2020	2019
Net cash provided by operating activities	$41,991	$15,632	$37,174
Less: Maintenance capital expenditures	5,907	2,151	3,858
Free cash flow	$36,084	$13,481	$33,316

We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.

Debt Financing

Significant financing activities were as follows:

●	$99.1 million bank refinancing loan on September 30, 2021
●	$17.0 million borrowings from private investors on October 12, 2021 (subsequent to year-end)
●	$21.2 million seller-financed notes related to the October 18, 2021 acquisition (subsequent to year-end)

See Note 9 to our consolidated financial statements for more details regarding our debt activity.

Contractual Obligations and Commitments

We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to debt were estimated using the interest rate in effect as of September 30, 2021.

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt – regular(a)	$60,843	$6,625	$4,825	$5,094	$5,409	$5,745	$33,145
Long-term debt – balloon(a)	65,953	-	3,676	-	-	-	62,277
Interest payments on debt	52,213	6,933	6,324	5,996	5,681	5,345	21,934
Operating leases(b)	36,766	3,296	3,173	3,177	3,245	3,304	20,571

(a)	See Note 9 to our consolidated financial statements.

(b)	See Note 19 to our consolidated financial statements.

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

The following table presents a summary of such indicators (dollars in thousands):

		Increase		Increase
	2021	(Decrease)	2020	(Decrease)	2019

Sales of alcoholic beverages	$86,685	46.7%	$59,080	(21.4)%	$75,140
Sales of food and merchandise	41,111	68.1%	24,460	(5.3)%	25,830
Service revenues	55,461	34.7%	41,162	(39.5)%	68,055
Other	12,001	57.4%	7,625	(36.6)%	12,034
Total revenues	$195,258	47.6%	$132,327	(26.9)%	$181,059
Net cash provided by operating activities	$41,991	168.6%	$15,632	(57.9)%	$37,174
Adjusted EBITDA*	$60,243	169.5%	$22,357	(51.7)%	$46,242
Free cash flow*	$36,084	167.7%	$13,481	(59.5)%	$33,316
Debt (end of period)	$125,168	(11.5)%	$141,435	(1.5)%	$143,528

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

Share Repurchase

As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2021, 2020, and 2019, we paid for treasury stock amounting to $1.8 million, $9.5 million, and $2.9 million representing 74,659 shares, 516,102 shares, and 128,040 shares, respectively. On February 6, 2020, the Board of Directors increased the repurchase authorization by an additional $10.0 million. We have approximately $9.0 million remaining to purchase additional shares as of September 30, 2021.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All ten of the existing Bombshells as of September 30, 2021 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

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

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). See Note 15 to our consolidated financial statements for details of the transaction.

On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total purchase price of $3.5 million, by which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest. See Note 15 to our consolidated financial statements.

In December 2021, we opened a new Bombshells location in Arlington, Texas.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We do not carry any debt with a variable interest rate in effect as of September 30, 2021. Certain of our debt have variable interest rates but will only be effective in future years.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page 43.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2021 expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill, Indefinite-lived Intangible Assets, and Long-lived Assets

As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and indefinite-lived intangible assets on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment of indefinite-lived intangible assets is recognized in the amount by which the carrying value of the assets exceed their fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of September 30, 2021, the Company had goodwill of approximately $39.4 million, indefinite-lived intangible assets of approximately $67.4 million. Long-lived assets consisted of property and equipment, net, intangible assets subject to amortization, and right of use assets, net, totaling approximately $200.7 million. During the year ended September 30, 2021 the Company recorded an impairment of these assets of approximately $13.6 million.

We identified the evaluation of the impairment analysis of goodwill, indefinite-lived intangible assets, and long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test operating locations for recoverability and the determination of fair value of the relevant assets when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues and operating cash flows, including consideration of the impact of COVID-19.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill, indefinite-lived intangible asset, and long-lived asset impairment process, including controls over the identification of relevant assets at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual reporting unit, as necessary, and controls over the key assumptions as noted above. Additionally, we: (1) compared the Company’s historical projected operating location-level cash flows to the actual operating location-level cash flows to assess management’s ability to accurately estimate, (2) compared the Company’s estimated future revenue growth rates to the historical trends of the operating locations and, (3) compared the Company’s projected operating location cash flows as a percentage of revenue to historical actual percentages.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

Marlton, New Jersey

December 14, 2021

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$35,686	$15,605
Accounts receivable, net	7,570	6,767
Current portion of notes receivable	220	201
Inventories	2,659	2,372
Prepaid expenses and other current assets	1,928	6,488
Assets held for sale	4,887	-
Total current assets	52,950	31,433
Property and equipment, net	175,952	181,383
Operating lease right-of-use assets, net	24,308	25,546
Notes receivable, net of current portion	2,839	2,908
Goodwill	39,379	45,686
Intangibles, net	67,824	73,077
Other assets	1,367	900
Total assets	$364,619	$360,933

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,408	$4,799
Accrued liabilities	10,403	14,573
Current portion of long-term debt	6,434	16,304
Current portion of operating lease liabilities	1,780	1,628
Total current liabilities	23,025	37,304
Deferred tax liability, net	19,137	20,390
Debt, net of current portion and debt discount and issuance costs	118,734	125,131
Operating lease liabilities, net of current portion	24,150	25,439
Other long-term liabilities	350	362
Total liabilities	185,396	208,626

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.10 par value per share; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000 shares authorized; 9,000 shares and 9,075 shares issued and outstanding as of September 30, 2021 and 2020, respectively	90	91
Additional paid-in capital	50,040	51,833
Retained earnings	129,693	100,797
Total RCIHH stockholders’ equity	179,823	152,721
Noncontrolling interests	(600)	(414)
Total equity	179,223	152,307
Total liabilities and equity	$364,619	$360,933

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2021	2020	2019

Revenues
Sales of alcoholic beverages	$86,685	$59,080	$75,140
Sales of food and merchandise	41,111	24,460	25,830
Service revenues	55,461	41,162	68,055
Other	12,001	7,625	12,034
Total revenues	195,258	132,327	181,059
Operating expenses
Cost of goods sold
Alcoholic beverages sold	15,883	11,097	15,303
Food and merchandise sold	13,794	8,071	9,056
Service and other	374	267	578
Total cost of goods sold (exclusive of items shown separately below)	30,051	19,435	24,937
Salaries and wages	50,627	39,070	49,833
Selling, general and administrative	54,608	51,692	59,896
Depreciation and amortization	8,238	8,836	9,072
Other charges, net	13,186	10,548	2,620
Total operating expenses	156,710	129,581	146,358
Income from operations	38,548	2,746	34,701
Other income (expenses)
Interest expense	(9,992)	(9,811)	(10,209)
Interest income	253	324	309
Non-operating gains (losses), net	5,330	(64)	(612)
Income (loss) before income taxes	34,139	(6,805)	24,189
Income tax expense (benefit)	3,989	(493)	3,744
Net income (loss)	30,150	(6,312)	20,445
Net loss (income) attributable to noncontrolling interests	186	227	(151)
Net income (loss) attributable to RCIHH common stockholders	$30,336	$(6,085)	$20,294

Earnings (loss) per share
Basic and diluted	$3.37	$(0.66)	$2.10

Weighted average number of common shares outstanding
Basic and diluted	9,005	9,199	9,657

Dividends per share	$0.16	$0.14	$0.13

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2021	2020	2019

Net income (loss)	$30,150	$(6,312)	$20,445
Amount reclassified from accumulated other comprehensive income	-	-	(220)
Comprehensive income (loss)	30,150	(6,312)	20,225
Comprehensive loss (income) attributable to noncontrolling interests	186	227	(151)
Comprehensive income (loss) attributable to RCI Hospitality Holdings, Inc.	$30,336	$(6,085)	$20,074

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended September 30, 2021, 2020, and 2019

(in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	Income	of Shares	Amount	Interests	Equity
Balance at September 30, 2018	9,719	$97	$64,212	$88,906	$220	-	$-	$(103)	$153,332
Reclassification upon adoption of ASU 2016-01	-	-	-	220	(220)	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(128)	(2,901)	-	(2,901)
Canceled treasury shares	(128)	(1)	(2,900)	-	-	128	2,901	-	-
Payment of dividends	-	-	-	(1,252)	-	-	-	-	(1,252)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(70)	(70)
Divestiture in other entities	-	-	-	-	-	-	-	(134)	(134)
Net income	-	-	-	20,294	-	-	-	151	20,445

Balance at September 30, 2019	9,591	96	61,312	108,168	-	-	-	(156)	169,420
Purchase of treasury shares	-	-	-	-	-	(516)	(9,484)	-	(9,484)
Canceled treasury shares	(516)	(5)	(9,479)	-	-	516	9,484	-	-
Payment of dividends	-	-	-	(1,286)	-	-	-	-	(1,286)
Payments to noncontrolling interests	-	-	-	-	-	-	-	(31)	(31)
Net loss	-	-	-	(6,085)	-	-	-	(227)	(6,312)

Balance at September 30, 2020	9,075	91	51,833	100,797	-	-	-	(414)	152,307
Purchase of treasury shares	-	-	-	-	-	(75)	(1,794)	-	(1,794)
Canceled treasury shares	(75)	(1)	(1,793)	-	-	75	1,794	-	-
Payment of dividends	-	-	-	(1,440)	-	-	-	-	(1,440)
Net income (loss)	-	-	-	30,336	-	-	-	(186)	30,150

Balance at September 30, 2021	9,000	$90	$50,040	$129,693	$-	-	$-	$(600)	$179,223

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,150	$(6,312)	$20,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,238	8,836	9,072
Deferred tax expense (benefit)	(1,253)	(1,268)	821
Gain on sale of businesses and assets	(714)	(777)	(2,966)
Impairment of assets	13,612	10,615	6,040
Amortization and writeoff of debt discount and issuance costs	311	236	334
Doubtful accounts expense (reversal) on notes receivable	(80)	602	-
Unrealized loss on equity securities	84	64	612
Loss (gain) on insurance	(1,337)	596	(288)
Noncash lease expense	1,729	1,660	-
Deferred rent expense	-	-	282
Gain on debt extinguishment	(5,298)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(769)	(294)	457
Inventories	(287)	226	(216)
Prepaid expenses, other current assets and other assets	4,120	1,633	(681)
Accounts payable and accrued liabilities	(6,515)	(185)	3,262
Net cash provided by operating activities	41,991	15,632	37,174

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	5,415	2,221	7,223
Proceeds from notes receivable	130	1,576	158
Proceeds from insurance	1,152	945	100
Issuance of notes receivable	-	-	(420)
Payments for property and equipment and intangible assets	(13,511)	(5,736)	(20,708)
Acquisition of businesses, net of cash acquired	-	-	(13,500)
Net cash used in investing activities	(6,814)	(994)	(27,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	38,490	6,503	13,511
Payments on long-term debt	(49,178)	(8,832)	(22,924)
Purchase of treasury stock	(1,794)	(9,484)	(2,901)
Payment of dividends	(1,440)	(1,286)	(1,252)
Payment of loan origination costs	(1,174)	-	(20)
Distribution to noncontrolling interests	-	(31)	(70)
Net cash used in financing activities	(15,096)	(13,130)	(13,656)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,081	1,508	(3,629)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,605	14,097	17,726
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,686	$15,605	$14,097

CASH PAID DURING YEAR FOR:
Interest paid, net of amounts capitalized	$10,362	$8,695	$9,797
Income taxes paid (net of refunds of $2,201, $153, and $42, in 2021, 2020, and 2019, respectively)	$5,389	$2,200	$3,686

Non-cash investing and financing transactions:

	Years Ended September 30,
	2021	2020	2019
Debt incurred with seller in connection with acquisition of businesses	$-	$-	$12,000
Notes receivable received as proceeds from sale of assets	$-	$-	$1,775
Accounts receivable converted to notes receivable	$-	$122	$-
Refinanced long-term debt	$62,832	$11,292	$400
Operating lease right-of-use assets established upon adoption of ASC 842	$-	$27,310	$-
Deferred rent liabilities reclassified upon adoption of ASC 842	$-	$1,241	$-
Operating lease liabilities established upon adoption of ASC 842	$-	$28,551	$-
Adjustment to operating lease right-of-use assets and operating lease liabilities related to renewed leases	$491	$-	$-
Unpaid liabilities on capital expenditures	$830	$29	$476

See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Tomball, Katy, Pearland, Odessa, Lubbock, Longview, Tye, Aledo, Round Rock, Edinburg, El Paso, Harlingen and Beaumont, Texas, as well as Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte, North Carolina; New York, New York; Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; and Chicago, Washington Park, and Kappa, Illinois. The Company also owns and operates media businesses for adults. The Company’s corporate offices are located in Houston, Texas. In relation to acquisitions that closed in October and November 2021, we now have club locations in Denver, Colorado; Louisville, Kentucky; Raleigh, North Carolina; Portland, Maine; Indianapolis, Indiana; Sauget, Illinois; and Newburgh, New York.

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

Fiscal Year

Our fiscal year ends on September 30. References to years 2021, 2020, and 2019 are for fiscal years ended September 30, 2021, 2020, and 2019, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

Accounts and Notes Receivable

Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. Allowance for doubtful accounts balance related to accounts receivable was $382,000 and $261,000 as of September 30, 2021 and 2020, respectively (see Note 5). Allowance for doubtful accounts balance related to notes receivable was $102,000 and $182,000 as of September 30, 2021 and 2020, respectively.

Inventories

Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $0 in fiscal 2021, $156,000 in fiscal 2020, and $597,000 in fiscal 2019.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million. See related discussion in Note 3. For the year ended September 30, 2019, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $1.6 million.

For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $5.3 million in 2021 related to three clubs, $2.3 million in 2020 related to two clubs (see Note 3), and $178,000 in 2019 related to one club, which are included in other charges, net in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During fiscal 2021, the Company impaired five clubs (including one later reclassified as held for sale) for a total of $2.0 million; during fiscal 2020, the Company impaired one club and one Bombshells unit for a total of $302,000; and during fiscal 2019, the Company impaired two clubs for a total of $4.2 million. The Company also impaired one club in fiscal of 2020 for operating lease right-of-use assets amounting to $104,000. See Notes 6 and 19.

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

Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Lease revenue (included in other revenues) is recognized when earned (recognized over time) and is more appropriately covered by guidance under ASC 842, Leases (ASC 840 in fiscal 2019).

Revenue from initial franchise and area development fees are recognized as the performance obligations are satisfied over the term of the franchise agreement. Franchise royalties and advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur.

Refer to Notes 4 and 19 for additional disclosures on revenues and leases, respectively.

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

Paycheck Protection Program

The Company’s policy is to account for the Paycheck Protection Program (“PPP”) loans as debt (see Note 9). The Company will continue to record the loans as debt until either (1) the loans are partially or entirely forgiven and the Company has been legally released from the obligation, at which point the amount forgiven will be recorded as income, or (2) the Company pays off the loans.

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

During the years ended September 30, 2021, 2020, and 2019, the Company did not have any adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings (loss) per share.

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

At September 30, 2021 and 2020, the Company has no stock options outstanding, since as of September 30, 2020, the Company’s 2010 Stock Option Plan contractually expired.

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

The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities were excluded from income and were reported as accumulated other comprehensive income in equity until our adoption of ASU 2016-01 as of October 1, 2018. Realized gains and losses (and unrealized gains and losses upon the adoption of ASU 2016-01) from securities classified as available-for-sale are included in comprehensive income (loss). The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. Available-for-sale securities, which are included in other assets in the consolidated balance sheets, had a balance of less than $1,000 and approximately $84,000 respectively as of September 30, 2021 and 2020.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2021, 2020, and 2019.

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

Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Property and equipment	$2,044	$-	$-	$2,044
Indefinite-lived intangibles	2,008	-	-	2,008
Goodwill	2,096	-	-	2,096
Operating lease right-of-use assets*	491	-	-	491
Operating lease liabilities*	(491)	-	-	(491)
Asset held for sale	3,007	-	3,007	-

*	Measured at the lease modification dates.

		Fair Value at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Property and equipment	$6,042	$-	$-	$6,042
Indefinite-lived intangibles	656	-	-	656
Goodwill	5,883	-	-	5,883
Operating lease right-of-use assets**	27,310	-	-	27,310
Operating lease liabilities**	(28,551)	-	-	(28,551)
Other assets (equity securities)	84	84	-	-

**	Measured at October 1, 2019, upon the adoption of ASC 842.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Loss/Impairments) Recognized
	Years Ended September 30,
Description	2021	2020	2019
Goodwill	$(6,307)	$(7,944)	$(1,638)
Property and equipment, net (including held for sale)	(2,202)	(302)	(4,224)
Indefinite-lived intangibles	(5,296)	(2,265)	(178)
Operating lease right-of-use assets	-	(104)	-
Other assets (equity securities)	(84)	(64)	(612)

The significant unobservable inputs used in our level 3 fair value measurements are as follows:

Assets	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Property and equipment	Discounted cash flow	EBITDA multiple	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1%)
		Weighted average cost of capital	13% - 17% (15%)

Goodwill	Discounted cash flow	EBITDA multiple	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1%)
		Weighted average cost of capital	13% - 17% (15%)

SOB licenses	Multiperiod excess earnings	EBITDA multiple	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1%)
		Weighted average cost of capital	13% - 17% (15%)
		Contributory asset charges rate	1.4% - 8.0% (4%)

Tradename	Relief-from-royalty method	Revenue growth rate	0% - 2.5% (2.5%)
		Terminal multiple	8x (8x)
		Weighted average cost of capital	15% (15%)

Operating lease right-of-use assets	Discounted cash flow	EBITDA growth rate	0% - 2.5% (1%)
		Weighted average cost of capital	13% - 17% (15%)

Reclassification

Certain reclassifications of cost of goods sold components with immaterial amounts have been made to prior year’s financial statements to conform to the current year financial statement presentation. There is no impact in total cost of goods sold, results of operations, and cash flows in all periods presented.

Impact of Recently Issued Accounting Standards

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted ASU 2018-03 as of October 1, 2020. Our adoption did not have a significant impact on our consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU 2019-01 as of October 1, 2020. Our adoption did not have an impact on our consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We have not yet determined the timing of adoption but we do not expect the ASU to have a material impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

3. Ongoing Impact of COVID-19 Pandemic

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

The temporary closure of our clubs and restaurants caused by the COVID-19 pandemic has presented operational challenges. Our strategy is to open locations and operate in accordance with local and state guidelines. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

On May 8, 2020, the Company received approval and funding under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Notes 9 and 10.

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

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering future assumed impact of COVID-19 pandemic on sales. Based on our evaluation we conducted during the interim and annual periods since the pandemic emerged, we determined that during the year ended September 30, 2020 our assets are impaired in a total amount of approximately $10.6 million comprised of $7.9 million in goodwill, $2.3 million in SOB licenses, $302,000 in property and equipment, and $104,000 in operating lease right-of-use assets, with an additional $13.6 million of impairment recognized during the year ended September 30, 2021 comprised of $ 6.3 million in goodwill, $5.3 million in SOB licenses, and $ 2.0 million in property and equipment, which included one property later reclassified as held for sale.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Revenues

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 17), are shown below (in thousands).

	Fiscal 2021
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$54,305	$32,380	$-	$86,685
Sales of food and merchandise	17,221	23,890	-	41,111
Service revenues	55,146	315	-	55,461
Other revenues	10,676	36	1,289	12,001
	$137,348	$56,621	$1,289	$195,258

Recognized at a point in time	$135,799	$56,617	$1,284	$193,700
Recognized over time	1,549	4	5	1,558
	$137,348	$56,621	$1,289	$195,258

	Fiscal 2020
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$31,950	$27,130	$-	$59,080
Sales of food and merchandise	8,561	15,899	-	24,460
Service revenues	41,004	158	-	41,162
Other revenues	6,858	28	739	7,625
	$88,373	$43,215	$739	$132,327

Recognized at a point in time	$87,049	$43,215	$725	$130,989
Recognized over time	1,324	-	14	1,338
	$88,373	$43,215	$739	$132,327

	Fiscal 2019
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$57,277	$17,863	$-	$75,140
Sales of food and merchandise	13,051	12,779	-	25,830
Service revenues	67,893	162	-	68,055
Other revenues	10,385	24	1,625	12,034
	$148,606	$30,828	$1,625	$181,059

Recognized at a point in time	$146,938	$30,828	$1,572	$179,338
Recognized over time	1,668	-	53	1,721
	$148,606	$30,828	$1,625	$181,059

*	Lease revenue (included in Other Revenues) is covered by ASC 842 in fiscal 2021 and 2020, and ASC 840 in fiscal 2019. All other revenues are covered by ASC Topic 606.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

4. Revenues - continued

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below (in thousands):

	Balance at September 30, 2019	Consideration Received	Recognized in Revenue	Balance at September 30, 2020	Consideration Received	Recognized in Revenue	Balance at September 30, 2021
Ad revenue	$76	$538	$(522)	$92	$593	$(601)	$84
Expo revenue	-	211	-	211	393	(453)	151
Other (including franchise fees, see below)	7	40	(14)	33	94	(8)	119
	$83	$789	$(536)	$336	$1,080	$(1,062)	$354

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of operations.

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

5. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2021	2020

Credit card receivables	$1,447	$880
Income tax refundable	4,472	4,325
Insurance receivable	185	191
ATM-in-transit	277	160
Other (net of allowance for doubtful accounts of $382 and $261, respectively)	1,189	1,211
Total accounts receivable, net	$7,570	$6,767

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,
	2021	2020
Prepaid insurance	$277	$4,884
Prepaid legal	112	735
Prepaid taxes and licenses	380	428
Prepaid rent	309	37
Other	850	404
Total prepaid expenses and other current assets	$1,928	$6,488

The components of accrued liabilities are as follows (in thousands):

	September 30,
	2021	2020
Insurance	$54	$4,405
Payroll and related costs	3,220	2,419
Property taxes	2,178	2,003
Sales and liquor taxes	2,261	2,613
Interest	145	1,390
Patron tax	452	309
Lawsuit settlement	378	100
Unearned revenues	354	336
Other	1,361	998
	$10,403	$14,573

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

5. Selected Account Information - continued

The components of selling, general and administrative expenses are as follows (in thousands):

	Years Ended September 30,
	2021	2020	2019
Taxes and permits	$8,701	$8,071	$10,779
Advertising and marketing	6,676	5,367	8,392
Supplies and services	6,190	4,711	5,911
Insurance	5,676	5,777	5,429
Lease	3,942	4,060	3,896
Legal	3,997	4,725	5,180
Utilities	3,366	2,945	3,165
Charge cards fees	3,376	2,382	3,803
Security	3,892	2,582	2,973
Accounting and professional fees	2,031	3,463	2,815
Repairs and maintenance	2,767	2,289	2,980
Other	3,994	5,320	4,573
	$54,608	$51,692	$59,896

The components of other charges, net are as follows (in thousands):

	Years Ended September 30,
	2021	2020	2019
Impairment of assets	$13,612	$10,615	$6,040
Settlement of lawsuits	1,349	174	225
Gain on sale of businesses and assets	(522)	(661)	(2,877)
Loss (gain) on insurance	(1,253)	420	(768)
	$13,186	$10,548	$2,620

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2021	2020
Buildings and land	$162,217	$163,938
Equipment	38,046	37,000
Leasehold improvements	28,681	29,776
Furniture	10,207	9,614
Total property and equipment	239,151	240,328
Less accumulated depreciation	(63,199)	(58,945)
Property and equipment, net	$175,952	$181,383

Included in buildings and leasehold improvements above are construction-in-progress amounting to $3.4 million and $20,000 as of September 30, 2021 and 2020, respectively, which are mostly related to Bombshells projects.

Depreciation expense was approximately $8.0 million, $8.2 million, and $8.4 million for fiscal years 2021, 2020, and 2019, respectively. Impairment loss for property and equipment, including those later reclassified to assets held for sale, was $2.0 million, $302,000, and $4.2 million for fiscal 2021, 2020, and 2019, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

7. Assets Held for Sale

As of September 30, 2020, the Company had no properties classified as held for sale.

During fiscal 2021, the Company classified as held-for-sale three real estate properties with an aggregate carrying value of $8.6 million, which was later remeasured at lower of carrying value and net realizable value less cost to sell of $7.2 million. In May 2021, the Company sold one property with a carrying value of $2.3 million for $3.1 million (see Note 15).

The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

As of September 30, 2021, liabilities associated with held-for-sale assets amounted to $1.1 million. Gains or losses on the sale of properties held for sale are included in other charges (gains), net within the consolidated statements of operations (see Note 5).

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2021	2020
Indefinite useful lives:
Goodwill	$39,379	$45,686
Licenses	65,186	70,332
Tradename and domain name	2,238	2,215
	106,803	118,233

	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	86	93
Non-compete agreements	5 years	182	362
Software	5 years	132	23
Distribution agreement	3 years	-	52
		400	530
Total goodwill and other intangible assets		$107,203	$118,763

	2021			2020
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$530	$72,547	$45,686	$1,139	$74,812	$53,630
Acquisitions	128	173	-	-	-	-
Impairment	-	(5,296)	(6,307)	-	(2,265)	(7,944)
Amortization	(258)	-	-	(609)	-	-
Ending balance	$400	$67,424	$39,379	$530	$72,547	$45,686

As of September 30, 2021 and 2020, the accumulated impairment balance of indefinite-lived intangibles was $13.7 million and $8.4 million, respectively, while the accumulated impairment balance of goodwill was $20.6 million and $14.3 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2021 is: 2022 - $138,000; 2023 - $60,000; 2024 - $11,000; 2025 - $8,000; 2026 - $7,000; and thereafter - $176,000.

Indefinite-lived intangible assets consist of sexually oriented business licenses and tradenames, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2021, the Company recognized a $5.3 million impairment related to SOB licenses of three clubs and a $6.3 million related to goodwill of seven clubs. During the fiscal year ended September 30, 2020, the Company recognized a $2.3 million impairment related to two clubs’ SOB licenses and a $7.9 million impairment related to the goodwill of seven reporting units (see Note 3). During the fiscal year ended September 30, 2019, the Company recognized a $178,000 impairment related to one club’s SOB license and a $1.6 million impairment related to the goodwill of four reporting units.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt

Debt consisted of the following (in thousands):

		September 30,
		2021	2020
Notes payable at 5.5%, matures January 2023	(d)(1)	$785	$886
Non-interest-bearing debts to State of Texas, mature March 2022 and May 2022, interest imputed at 9.6%	(d)(2)	813	2,177
Note payable at 5.75%, matures December 2027, as amended	*(a)(6ii)(7)	-	9,715
Note payable at 5.95%, matures December 2027, as amended	*(a)(6iii)(7)	-	5,787
Note payable at 12%, matures February 2030, as amended	(d)(3)(25)	-	5,031
Notes payable at 12%, mature November 2021, as amended	(d)(4)(26)	-	1,940
Note payable at 8%, matures October 2027, as amended	(b)(5)(23)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(5)	11,549	12,599
Note payable at 5.75%, matures December 2027, as amended	*(a)(6i)(7)(8)(9)	-	49,830
Note payable at 5.99%, matures September 2033, as amended	(c) (10)	6,089	6,395
Note payable at 5%, matures August 2029	*(a)(12)	-	2,165
Note payable at prime plus 0.5% with a 5.5% floor, matures September 2035, as amended	*(a)(13)	-	2,099
Note payable initially at prime plus 0.5% with a 5.5% floor, matures September 2030	*(a)(13)	-	2,861
Note payable at 8%, matures May 2021	(a)(14)	-	582
Note payable at 5.95%, matures August 2039, as amended	*(a)(11)	-	6,979
Note payable at 12%, matures February 2030, as amended	(d)(15)(24)	-	3,875
Note payable at 9%, matures September 2028	(a)(17)	1,063	1,167
Note payable at 5.95%, matures September 2028, as amended	*(a)(16)	-	1,489
Note payable at 6%, matures February 2040, as amended	*(a)(22)	-	4,066
Note payable at 5.49%, matures March 2039, as amended	(c)(21)	2,075	2,125
Note payable at 7%, matures November 2024	(b)(19)	-	3,319
Note payable at 7%, matures February 2021, as amended	(b)(20)	-	2,000
Notes payable at 12%, mature November 2021	(d)(18)	-	2,350
Note payable at 8%, matures November 2028	(b)(20)	-	4,790
Note payable at 3.99%, matures January 2041	*(a)(28)	2,127	-
Note payable at 5.25%, matures September 2031	*(a)(29)	99,146	-
Paycheck Protection Program loans at 1%, matures May 2022	(d)(27)	124	5,422
Total debt		126,796	142,674
Less unamortized debt discount and issuance costs		(1,628)	(1,239)
Less current portion		(6,434)	(16,304)
Total long-term portion of debt, net		$118,734	$125,131

*	These commercial bank debts are guaranteed by the Company’s CEO. See Note 18.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt - continued

Following is a summary of long-term debt at September 30 (in thousands):

	2021	2020
(a) Secured by real estate	$102,336	$86,740
(b) Secured by stock in subsidiary	14,574	25,733
(c) Secured by other assets	8,164	8,520
(d) Unsecured	1,722	21,681
	$126,796	$142,674

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

(3) On October 5, 2016, the Company refinanced $8.0 million of long-term debt by borrowing $9.9 million. The new unsecured debt is payable $118,817 per month, including interest at 12%, and matures in five years with a balloon payment for the remaining balance at maturity. This note was partially paid in relation to the first note of the December 2017 Refinancing Loan, as discussed below. Also refer to the February 20, 2020 loan restructuring below. This note was paid off entirely on September 30, 2021.

(4) On May 1, 2017, the Company raised $5.4 million through the issuance of 12% unsecured promissory notes to certain investors, which notes mature on May 1, 2020. The notes pay interest-only in equal monthly installments, with a lump sum principal payment at maturity. On August 15, 2018 and September 26, 2018, the Company refinanced $2.0 million and $500,000 of the notes, respectively. The $2.0 million note was exchanged for a $4.0 million 12% note maturing in three years with interest-only payments until maturity, where the full principal is to be paid. The $500,000 note was exchanged for a $1.35 million 9% note maturing in 10 years with monthly payments of $17,101, including interest. On November 1, 2018, the Company refinanced two notes with a total principal of $400,000 with certain investors. See succeeding paragraph related to November 1, 2018 financing below. Included in the balance of long-term debt as of September 30, 2020 is a $200,000 note, that is a part of the May 1, 2017 financing, borrowed from a non-officer employee in which the terms of the note are the same as the rest of the lender group. Refer to May 1, 2020 extension below. These notes were paid off on September 30, 2021.

(5) On May 8, 2017, in relation to the Scarlett’s acquisition (see Note 15), the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company has amended the $5.0 million short-term note payable several times, which has a remaining balance of $3.0 million, extending the maturity date and increasing the interest rate. Presently, the maturity date is October 1, 2027 and the interest rate is 8% for its remaining term. Refer to December 2019 amendment below.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt - continued

(6) On December 14, 2017, the Company entered into a loan agreement (“December 2017 Refinancing Loan”) with a bank for $81.2 million. The December 2017 Refinancing Loan fully refinanced 20 of the Company’s notes payable and partially paid down 1 note payable (collectively, “Repaid Notes”) with interest rates ranging from 5% to 12% covering 43 parcels of real properties the Company previously acquired (“Properties”). The December 2017 Refinancing Loan consisted of three promissory notes:

i)	The first note amounted to $62.5 million with a term of 10 years at a 5.75% fixed interest rate for the first five years, then repriced one time at the then current U.S. Treasury rate plus 3.5%, with a floor rate of 5.75%, and payable in monthly installments of $442,058, based upon a 20-year amortization period, with the balance payable at maturity;

ii)	The second note amounted to $10.6 million with a term of 10 years at a 5.45% fixed interest rate until July 2020, after which to be repriced at a fixed interest rate of 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest rate of the first note. This note was payable $78,098 monthly for principal and interest until July 2020, based upon a 20-year amortization period, after which the monthly payment for principal and interest was adjusted accordingly based on the repricing, with the balance payable at maturity; and

iii)	The third note amounted to $8.1 million with a term of 10 years at a 5.95% fixed interest rate until August 2021, after which to be repriced at 5.75% until the fifth anniversary of this note, and then to be repriced again at the then interest of the first note. This note was payable $100,062 monthly for principal and interest until August 2021, based upon a 20-year amortization period, after which the monthly payment for principal and interest is adjusted accordingly based on the repricing, with the balance payable at maturity.

(7) In addition to the monthly principal and interest payments as provided above, the Company paid monthly installments of principal of $250,000, applied to the first note, until the loan-to-value ratio of the Properties, based upon reduced principal balance of the December 2017 Refinancing Loan and the then current value of the Properties, is not greater than 65%. The loan-to-value ratio of the Properties fell below 65% in October 2019, hence, we stopped paying the additional $250,000 monthly. The December 2017 Refinancing Loan eliminated balloon payments of the Repaid Notes worth $2.9 million originally scheduled in fiscal 2018, $19.4 million originally scheduled in fiscal 2020 and $5.3 million originally scheduled in fiscal 2021. There were certain financial covenants with which the Company must be in compliance related to this financing. All three notes in the preceding paragraph were refinanced as part of the September 2021 Refinancing Note (see below).

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt - continued

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

(11) On February 15, 2018, the Company borrowed $3.0 million from a bank for the purchase of land at a cost of $4.0 million with the difference paid by the Company in cash. The bank note bore interest at 5.25% adjusted after 36 months to prime plus 1% with a floor of 5.2% and matures on February 15, 2038. The bank note was payable interest-only during the first 18 months, after which monthly payments of principal and interest were to be made based on a 20-year amortization with the remaining balance to be paid at maturity. On August 28, 2018, this note was refinanced for an additional construction loan having a maximum availability of $7.4 million. The new note had an initial interest rate of 5.95%, subject to a repricing after 72 months to prime plus 1% with a 5.9% floor. The note was payable $53,084 per month, including interest, for 72 months, then adjusted based on repriced interest rate until its August 2039 maturity. In May 2020, certain principal and interest payments for this note were deferred to its maturity date. This note was paid off in relation to the September 2021 Refinancing Note.

(12) On February 20, 2018, the Company refinanced a bank note with a balance of $1.9 million, bearing interest of 2% over prime with a 5.5% floor, with the same bank for a construction loan with maximum availability of $4.7 million. The construction loan agreement bore an interest rate of prime plus 0.5% with a floor of 5.0% and was to mature on August 20, 2029. During the first 18 months of the construction loan, the Company made monthly interest-only payments, and after such, monthly payments of principal and interest will be made based on a 20-year amortization with the remaining balance to be paid at maturity. There are certain financial covenants with which the Company was to be in compliance related to this financing. This note was paid off in relation to the September 2021 Refinancing Note.

(13) On April 24, 2018, the Company acquired certain land for future development of a Bombshells in Houston, Texas for $5.5 million, financed with a bank note for $4.0 million, payable interest only at prime plus 0.5% with a floor of 5% per annum. The note was to mature in 24 months, by which date the principal was to be payable in full. In March and July 2020, in view of the pandemic, the bank lender and the Company agreed to defer the maturity of this note to October 2020. In September 2020, they further negotiated to refinance the note with a deferral of maturity to September 2035 with monthly amortization payments of $16,396, including interest. On September 17, 2018, the Company and the bank lender agreed to carve out a portion of the loan that relates to the land where the Bombshells location is to be built amounting to $960,000, and added a construction loan with a maximum availability of $2.9 million. The new $2.9 million construction loan had an interest rate of prime plus 0.5%, with a 5.5% floor, and payable in 12 years. The first 24 months were to be interest-only payments, after which monthly payments of principal and interest were to be made based on a 20-year amortization. There were certain financial covenants with which the Company was to be in compliance related to this financing. These notes were paid off in relation to the September 2021 Refinancing Note.

(14) On May 25, 2018, the Company acquired a club in Kappa, Illinois for $1.5 million, financed by a $1.0 million seller note with interest at 8%. The note was to mature in three years and was payable in monthly installments of $20,276, including interest, based on a five-year amortization with the remaining balance to be paid at maturity. This note was fully paid in May 2021.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt - continued

(15) On August 15, 2018, the Company refinanced a $2.0 million note payable for $4.0 million from a private lender by executing a 12% 3-year note payable $40,000 monthly starting September 15, 2018, with the remaining principal and interest balance payable at maturity. See February 20, 2020 extension below. This note was paid off on September 30, 2021.

(16) On September 6, 2018, the Company borrowed $1.55 million from a bank lender to finance the acquisition of the remaining not-owned interest in a joint venture. The 10-year note payable had an initial interest rate of 5.95% until after five years when the interest rate is adjusted to the U.S. Treasury rate plus 3.5%, with a 5.95% floor. Monthly payments of $11,138, including interest, were due for five years until an adjustment in monthly payments based on the interest rate repricing. The Company paid approximately $40,000 in debt issuance costs at closing. In March and August 2020, certain principal and interest payments for this note were deferred to its maturity date. There were certain financial covenants with which the Company was to be in compliance related to this note. This note was paid off in relation to the September 2021 Refinancing Note.

(17) On September 26, 2018, the Company refinanced a $500,000 12% note payable for $1.35 million from a private lender by executing a 9% 10-year note payable $17,101 monthly, including interest, until maturity.

(18) On November 1, 2018, the Company raised $2.35 million through the issuance of 12% unsecured promissory notes to certain investors, which notes were to mature on November 1, 2021. The notes paid interest-only in equal monthly installments, with a lump sum principal payment at maturity. Among the promissory notes were two notes with a principal of $450,000 and $200,000. The $450,000 note was in exchange for a $300,000 12% note and the $200,000 note was in exchange for a $100,000 note, both of which were included in the May 1, 2017 financing to acquire Scarlett’s Cabaret in Miami. Also included in the $2.35 million borrowing are two notes for $500,000 and $100,000 borrowed from related parties (see Note 18) and one note for $300,000 borrowed from a non-officer employee in which the terms of the notes are the same as the rest of the lender group. These notes were paid off in relation to the September 2021 Refinancing Note.

(19) On November 1, 2018, we acquired a club in Chicago that was partially financed by a $4.5 million 6-year 7% seller note. See additional details related to the acquisition in Note 15. This note was paid off in relation to the September 2021 Refinancing Note.

(20) On November 5, 2018, we acquired a club in Pittsburgh that was partially financed by two seller notes payable. The first note is a 2-year 7% note for $2.0 million and the second is a 10-year 8% note for $5.5 million. See additional details related to the acquisition in Note 15. On September 30, 2020, the maturity date for the first note was extended to and fully paid off in February 2021. The second note was paid off in relation to the September 2021 Refinancing Note.

(21) On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed for the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest. Certain principal and interest payments during the quarter ended June 30, 2020 were deferred until maturity date.

(22) On February 8, 2019, the Company refinanced a one-year bank note with a balance of $1.5 million, bearing an interest rate of 6.1%, with a construction loan with another bank, which had an interest rate of 6.0% adjusted after five years to prime plus 0.5% with a 6.0% floor per annum. The new construction loan, which had a maximum availability of $4.1 million, was to mature in 252 months from closing date and was payable interest-only for the first 12 months, then principal and interest of $29,571 monthly for the next 48 months, and the remaining term monthly payments of principal and interest based on the adjusted interest rate. The Company paid approximately $69,000 in loan costs of which approximately $19,600 was capitalized as debt issuance costs on the new construction loan with the remaining charged to interest expense. The Company also wrote off the remaining unamortized debt issuance costs of the old bank note to interest expense. There were certain financial covenants with which the Company was to be in compliance related to this financing. In March 2020, certain principal and interest payments for this note were deferred to its maturity date. This note was paid off in relation to the September 2021 Refinancing Note.

(23) In December 2019, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2022. The amendment did not have an impact in the Company’s results of operations and cash flows.

(24) On February 20, 2020, in relation to a $4.0 million 12% note payable earlier refinanced on August 15, 2018, the Company restructured the note with a private lender by executing a 12% 10-year note payable $57,388 monthly, including interest, starting March 2020. The restructured note eliminated a scheduled balloon principal payment of $4.0 million in August 2021. The refinancing did not have an impact on the Company’s results of operations and cash flows. This note was paid off in relation to the September 2021 Refinancing Note.

(25) On February 20, 2020, in relation to a $9.9 million 12% note payable that was partially paid during the December 2017 Refinancing Loan, the Company restructured the note, which had a balance of $5.2 million as of the amendment date, by executing a 12% 10-year note payable $74,515 monthly, including interest, starting March 2020. The restructured note eliminated a scheduled balloon principal payment of $3.8 million in October 2021. As a result of the refinancing, the Company wrote off approximately $25,400 in unamortized debt issuance cost as interest expense in our consolidated statement of operations for the year ended September 30, 2020. This note was paid off in relation to the September 2021 Refinancing Note.

(26) On May 1, 2020, the Company negotiated extensions to November 1, 2020 on $1,740,000 of $2,040,000 of notes to individuals that were due on May 1, 2020. The Company paid $300,000 to certain lenders and received $200,000 in new debt from existing lenders and their affiliates. The aggregate amount of debt due on these notes was then $1,940,000. On October 31, 2020, the Company negotiated extensions to November 1, 2021 on $1,690,000 of the $1,940,000 that were due on November 1, 2020. The Company paid $250,000 to a certain lender who only extended a portion of his original note. The remaining balance of these notes were paid off in relation to the September 2021 Refinancing Note.

(27) On May 8, 2020, the Company received approval and funding under the PPP of the CARES Act for its restaurants, shared service entity and lounge amounting to $5.4 million. If not forgiven, under the terms of the loans as provided by the CARES Act, the twelve PPP loans bear an interest rate of 1% per annum. As of September 30, 2021, we have received eleven Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of those notices received forgave 100% of each of the eleven PPP loans totaling the amount of $5.3 million in principal and interest. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal will be repaid as debt plus accrued interest. See Notes 3 and 10.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

9. Debt – continued

(28) On January 25, 2021, the Company borrowed $2.175 million from a bank lender by executing a 20-year promissory note with an initial interest rate of 3.99% per annum. The note is payable $13,232 per month for the first five years after which the interest rate will be repriced at the then-current prime rate plus 1.0% per annum, with a floor rate of 3.99%. The Company paid approximately $25,000 in debt issuance costs at closing. See Note 15.

(29) On September 30, 2021, we entered into a $99.1 million term loan refinancing $85.7 million of existing bank and seller-financed real estate debt and to provide $12.3 million in cash that will be used to pay off existing high-interest unsecured debt (“September 2021 Refinancing Note”), enabling those creditors to provide financing for the acquisition of 11 clubs and related real estate (see Note 15). The $99.1 million note has a term of 10 years with an initial interest rate of 5.25% per annum for the first five years, then adjusted to a rate equal to the then weekly average yield of U.S. Treasury Securities plus 350 basis points, with a floor rate of 5.25%. The note is payable in monthly payments of principal and interest of $668,051, based on a 20-year amortization period, with the balance paid at maturity. In connection with the transaction, we wrote off to interest expense approximately $103,000 of unamortized debt issuance costs related to the paid-off debts. We also paid approximately $1.0 million in loan costs, approximately $567,000 of which is capitalized and will be amortized together with the remaining unamortized debt issuance costs of some of the existing refinanced debts for the term of the new note using the effective interest method.

Future maturities of debt obligations as of September 30, 2021 consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2022	$6,625	$-	$6,625
2023	4,825	3,676	8,501
2024	5,094	-	5,094
2025	5,409	-	5,409
2026	5,745	-	5,745
Thereafter	33,145	62,277	95,422
	$60,843	$65,953	$126,796

(30) On October 12, 2021, we closed a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 18) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group.

(31) On October 18, 2021, in relation to an acquisition (see Note 15), the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.

(32) On November 8, 2021, in relation to an acquisition (see Note 15), the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.

10. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019

Current
Federal	$4,598	$215	$1,886
State and local	644	560	1,037
Total current income tax expense	5,242	775	2,923

Deferred
Federal	(161)	(1,248)	913
State and local	(1,092)	(20)	(92)
Total deferred income tax expense (benefit)	(1,253)	(1,268)	821

Total income tax expense (benefit)	$3,989	$(493)	$3,744

The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Income Taxes - continued

Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019
Federal statutory income tax expense (benefit)	$7,169	$(1,429)	$5,080
State income taxes, net of federal benefit	716	253	672
Permanent differences	(434)	395	45
Change in state tax rate	(804)	-	-
Change in valuation allowance	(632)	1,273	-
Tax credits	(1,207)	(945)	(900)
Other	(819)	(40)	(1,153)
Total income tax expense (benefit)	$3,989	$(493)	$3,744

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2021	2020
Deferred tax assets:
Patron tax	$-	$349
Capital loss carryforwards	899	1,263
Net operating loss carryforwards	664	-
Other	247	2,046
Valuation allowance	(641)	(1,273)
	1,169	2,385
Deferred tax liabilities:
Intangibles	(12,174)	(14,106)
Property and equipment	(8,132)	(8,669)
	(20,306)	(22,775)
	$(19,137)	$(20,390)

Included in the Company’s deferred tax liabilities at September 30, 2021 and 2020 is the tax effect of indefinite-lived intangible assets from club acquisitions amounting to approximately $17.1 million and $14.9 million, respectively, which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold or impaired.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

10. Income Taxes - continued

The following table shows the changes in the Company’s uncertain tax positions (in thousands):

	Years Ended September 30,
	2021	2020	2019
Balance at beginning of year	$-	$-	$165
Additions for tax positions of prior years	-	-	-
Decrease related to settlements with taxing authorities	-	-	-
Reduction due to lapse from closed examination	-	-	(165)
Balance at end of year	$-	$-	$-

The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service (“IRS”) with no changes. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company has submitted its application for a PPP loan and on May 8, 2020 has received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has currently utilized all of the PPP funds and has submitted its forgiveness applications. During fiscal 2021, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of operations for the fiscal year ended September 30, 2021. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal will be repaid as debt plus accrued interest. See Note 3.

11. Commitments and Contingencies

Leases

See Note 19.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to approximately $813,000 and $2.2 million as of September 30, 2021 and 2020, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2021, we had 2 remaining unresolved claims out of the original 71 claims. One of the two remaining claims was settled in November 2021.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints seek unspecified damages, costs, and attorneys’ fees. These lawsuits are Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also adds former directors Nourdean Anakar and Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. On June 14, 2021, a scheduling order was entered in the case, setting January 9, 2023 as the trial date. The Company intends to continue to vigorously defend against this action. This action is in its preliminary phase, and a potential loss cannot yet be estimated.

On August 16, 2019, a shareholder derivative action was filed in the Southern District of Texas, Houston Division against officers and directors Eric S. Langan, Phillip Marshall, Nourdean Anakar (who is no longer a director), Yura Barabash, Luke Lirot, Travis Reese, former director Steven Jenkins, and RCI Hospitality Holdings, Inc., as nominal defendant. The action, styled Cecere v. Langan, et al., 4:19-cv-03080, alleged that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions regarding the Company’s business, operations, prospects, and legal compliance and engaged in or caused the Company to engage in, inter alia, related party transactions, questionable uses of corporate assets, and failure to maintain internal controls. The action asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint sought injunctive relief, damages, restitution, costs, and attorneys’ fees. On June 1, 2021, the Company and the individual defendants moved to dismiss the lawsuit based on the plaintiff’s failure to make a pre-suit demand prior to filing of the derivative action, as is required under Texas law. In response, the plaintiff filed a motion to voluntarily dismiss his claims. On June 21, 2021, the court granted that motion and entered an order dismissing this lawsuit in its entirety, without prejudice.

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

The Company was sued by a commercial landlord in the 333rd Judicial District Court of Harris County, Texas for a Houston Bombshells which was under renovation in 2015. The Plaintiff alleged RCI Hospitality Holdings, Inc.’s subsidiary, BMB Dining Services (Willowbrook), Inc., breached a lease agreement by constructing an outdoor patio, which allegedly interfered with the common areas of the shopping center, and failed to provide Plaintiff with proposed plans before beginning construction. Plaintiff asserted RCI Hospitality Holdings, Inc. was also liable as the guarantor of the lease. The lease was for a Bombshells restaurant to be opened in the Willowbrook Shopping Center in Houston, Texas. Both RCI Hospitality Holdings, Inc. and BMB Dining Services (Willowbrook), Inc. denied liability and asserted that Plaintiff failed to mitigate its claimed damages. Further, BMB Dining Services (Willowbrook), Inc. asserted that Plaintiff affirmatively represented that construction of the patio was permitted under the lease and accordingly, pursued counter claims against Plaintiff and Plaintiff’s manager for breach of the parties’ agreement. The case was tried to a jury in late September 2018 and an adverse judgment was entered in January 2019 in an amount totaling more than $1.15 million, including damages, costs, attorney fees, and interest. The matter was appealed to the Court of Appeals for the First District of Texas. The appeal process required that funds be deposited in the registry of the court in the amount of $690,000, which was deposited in April 2019 and is included in other current assets in the consolidated balance sheet as of September 30, 2020. On June 3, 2021, the Court of Appeals affirmed the lower court’s judgment in the case. A motion to reconsider this decision was denied. This matter was subsequently settled for $1.0 million in exchange for a full and complete release of all claims. The settlement funds are comprised of the funds on deposit in the court registry, which total $705,876 with interest, and a wire transfer of the remaining $294,124. This settlement will fully resolve this matter.

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

Settlement of lawsuits for the years ended September 30, 2021, 2020, and 2019 total $1.3 million, $174,000, and $225,000, respectively. As of September 30, 2021 and 2020, the Company has accrued $378,000 and $100,000 in accrued liabilities, respectively, related to settlement of lawsuits.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

12. Common Stock

During the year ended September 30, 2019, the following common stock transactions occurred:

●	The Company acquired 128,040 shares of its own common stock at a cost of $2.9 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share, except for the fourth quarter when $0.04 per share was paid, for an aggregate amount of $1.3 million.

During the year ended September 30, 2020, the following common stock transactions occurred:

●	The Company acquired 516,102 shares of its own common stock at a cost of $9.5 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.03 per share, except for the second and fourth quarters when $0.04 per share was paid, for an aggregate amount of $1.3 million.

During the year ended September 30, 2021, the following common stock transactions occurred:

●	The Company acquired 74,659 shares of its own common stock at a cost of $1.8 million. These shares were subsequently retired.

●	The Company paid quarterly dividends of $0.04 per share for an aggregate amount of $1.4 million.

On October 18, 2021, we partially paid for an acquisition using 500,000 shares of our common stock. See Note 15.

13. Employee Retirement Plan

The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $209,000, $171,000, and $164,000 for the years ended September 30, 2021, 2020, and 2019, respectively.

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

In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

		For the Year Ended September 30,
	Included in	2021	2020	2019
Consolidated balance sheets (period end)
Insurance receivable	Account receivable, net	$186	$191	$1,197

Consolidated statements of operations – loss (gain)
Business interruption	Other charges, net	$-	$(176)	$(484)
Property	Other charges, net	$(1,337)	$596	$(284)

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$106	$384	$100
Proceeds from property insurance claims	Investing activity	$1,152	$945	$100

The net property insurance gain/loss amount in fiscal 2021, 2020, and 2019 was net of assets written off and expenses amounting to $88,000, $728,000, and $629,000, respectively.

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

2021 Acquisitions

On December 28, 2020, the Company acquired the real estate and other business assets of a club in Centerville, Illinois for $500,000 in cash. The Company is leasing out this property to a club operator for $48,000 annually.

On January 26, 2021, the Company acquired land for a future Bombshells location in Arlington, Texas for $2.9 million. The Company paid approximately $754,000 in cash including closing costs and financed $2.175 million with a bank lender for a 20-year promissory note with an initial interest rate of 3.99% per annum. See Note 9.

On March 10, 2021, the Company acquired approximately 57,000-square foot of land across the street from our corporate office for $475,000 in cash. The Company plans to build a warehouse on that land in the coming months.

On March 22, 2021, the Company acquired land adjacent to a Bombshells location in Houston, Texas for $1.04 million in cash.

On April 7, 2021, the Company acquired land near our Bombshells location in Pearland, Texas for $1.275 million in cash.

2021 Dispositions

On May 7, 2021, the Company sold one of the properties held for sale for $3.1 million. The property had a carrying value of $2.3 million. We recorded a net gain of approximately $657,000 after closing costs and we paid related debt amounting to $2.0 million from the proceeds of the sale. See Note 7.

On September 21, 2021, the Company sold land where a club used to be operated for $2.25 million with a net gain of approximately $54,000 after closing costs. We paid $1.2 million of related debt with the proceeds of the sale.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

15. Acquisitions and Dispositions - continued

2022 Acquisitions

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). The acquisition gives the Company presence in six additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes (see Note 9), and 500,000 shares of our common stock.

We have not completed our valuation of the assets acquired, therefore, we do not have an allocation of the acquisition price at this time.

In connection with the acquisition, we incurred acquisition-related expenses of approximately $347,000, of which $174,000 was expensed in fiscal 2021 and $173,000 will be expensed in fiscal 2022, and in both periods included in selling, general and administrative expenses in our consolidated statement of operations.

The following table presents the unaudited pro forma combined results of operations of the Company and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amount):

For the Fiscal Year Ended September 30, 2021
Pro forma revenues	$217,996
Pro forma net income attributable to RCIHH common stockholders	$25,290
Pro forma earnings per share - basic and diluted	$2.66

Pro forma weighted average number of common shares outstanding - basic and diluted	9,500

The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. Since we do not have a valuation of the assets that we acquired yet, the unaudited pro forma financial information does not have adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include acquisition-related expenses that will be recorded in fiscal 2022 amounting to $173,000 and interest expense of $3.3 million related to the 28 private lender group notes and 4 seller-financed notes in the acquisition. Pro forma weighted average number of common shares outstanding includes the impact of 500,000 shares of our common stock issued as partial consideration for the acquisition.

On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total purchase price of $3.5 million, by which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest. See Note 9. Since this acquisition is not material, we are not providing supplemental pro forma disclosures.

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

16. Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly data for fiscal 2021, 2020, and 2019 (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Revenues(1)	$38,398	$44,059	$57,860	$54,941
Income from operations(1)	$6,583	$9,841	$18,507	$3,617
Net income attributable to RCIHH stockholders(1)	$9,643	$6,091	$12,302	$2,300
Earnings per share(1)
Basic and diluted	$1.07	$0.68	$1.37	$0.26
Weighted average number of common shares outstanding
Basic and diluted	9,019	9,000	9,000	9,000

	For the Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Revenues(2)	$48,394	$40,426	$14,721	$28,786
Income (loss) from operations(2)	$9,686	$(2,475)	$(4,657)	$192
Net income (loss) attributable to RCIHH stockholders(2)	$5,634	$(3,452)	$(5,474)	$(2,793)
Earnings (loss) per share(2)
Basic and diluted	$0.60	$(0.37)	$(0.60)	$(0.31)
Weighted average number of common shares outstanding
Basic and diluted	9,322	9,225	9,125	9,124

	For the Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Revenues	$44,023	$44,826	$47,027	$45,183
Income from operations(3)	$11,132	$11,166	$9,974	$2,429
Net income attributable to RCIHH stockholders(3)	$7,463	$6,735	$5,638	$458
Earnings per share(3)
Basic and diluted	$0.77	$0.70	$0.59	$0.05
Weighted average number of common shares outstanding
Basic and diluted	9,713	9,679	9,620	9,616

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Fiscal year 2021 revenues were significantly higher compared to prior year, except for the first quarter, which was still affected by the lockdowns and social restrictions of the COVID-19 pandemic. Net income attributable to RCIHH stockholders and earnings per share were heavily impacted by the gain on debt extinguishment ($4.9 million in the first quarter and $380,000 in the second quarter), asset impairments totaling $13.6 million ($1.4 million in the second quarter, $271,000 in the third quarter, and $11.9 million in the fourth quarter), and gain on insurance totaling $1.3 million ($197,000 in the first quarter, $12,000 in the second quarter, and $1.0 million in the fourth quarter). Quarterly effective income tax expense (benefit) rate was (4.2)%, 24.3%, 24.4%, and (210.4)% from first to fourth quarter, respectively, including the impact of the release of a $462,000 deferred tax asset valuation allowance in the fourth quarter.

(2)	Fiscal year 2020 revenues during the second through the fourth quarter were significantly affected by the COVID-19 pandemic. Income (loss) from operations, net income (loss) attributable to RCIHH stockholders, and earnings (loss) per share included the impact of a $10.6 million in asset impairments ($8.2 million in the second quarter, $982,000 in the third quarter, and $1.4 million in the fourth quarter). Net loss attributable to RCIHH stockholders and loss per share during the fourth quarter was also affected by the $1.3 million valuation allowance on our deferred tax assets. Quarterly effective income tax expense (benefit) rate was 22.0%, (28.9)%, (20.5)%, and 36.3% from first to fourth quarter, respectively.

(3)	Fiscal year 2019 income from operations, net income attributable to RCIHH stockholders, and earnings per share included the impact of a $6.0 million in asset impairments in the fourth quarter, a $2.9 million net gain on sale of businesses and assets ($1.2 million in the first quarter, $1.1 million in the second quarter, $0.3 million in the third quarter, and $0.4 million in the fourth quarter), and a $0.8 million net gain on insurance ($0.1 million net loss in the third quarter and $0.9 million net gain in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 8.4%, 22.3%, 24.1%, and (371.7)% from first to fourth quarter, respectively.

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

Below is the financial information related to the Company’s reportable segments (in thousands):

	2021	2020	2019
Revenues (from external customers)
Nightclubs	$137,348	$88,373	$148,606
Bombshells	56,621	43,215	30,828
Other	1,289	739	1,625
	$195,258	$132,327	$181,059

Income (loss) from operations
Nightclubs	$43,815	$13,056	$50,724
Bombshells	13,264	9,237	2,307
Other	35	(614)	(309)
General corporate	(18,566)	(18,933)	(18,021)
	$38,548	$2,746	$34,701

Capital expenditures
Nightclubs	$6,890	$3,477	$6,645
Bombshells	5,895	2,114	10,457
Other	157	-	27
General corporate	569	145	3,579
	$13,511	$5,736	$20,708

Depreciation and amortization
Nightclubs	$5,494	$5,799	$6,401
Bombshells	1,824	1,785	1,374
Other	87	415	416
General corporate	833	837	881
	$8,238	$8,836	$9,072

	September 30, 2021	September 30, 2020	September 30, 2019
Total assets
Nightclubs	$280,561	$277,960	$274,071
Bombshells	52,073	48,991	44,144
Other	1,573	1,269	1,773
General corporate	30,412	32,713	34,768
	$364,619	$360,933	$354,756

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $11.5 million, $11.1 million, and $10.0 million for 2021, 2020, and 2019, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $141,000, $70,000, and $140,000 for the same respective years. These intercompany revenue amounts are eliminated upon consolidation.

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

18. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2021 and 2020 was $99.7 million and $83.8 million, respectively.

Included in the $2.35 million borrowing on November 1, 2018 (see Note 9) were notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $100,000 (from a brother of Company CFO, Bradley Chhay) as part of a larger group of private lenders. The terms of this related party note are the same as the rest of the lender group in the November 1, 2018 transaction. These notes were paid off in relation to the September 2021 Refinancing Note (see Note 9). Included in the $17.0 million borrowing on October 12, 2021 (see Note 9) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, see above) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay, see above) in which the terms of the notes are the same as the rest of the lender group.

We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $118,000 in fiscal 2021, $59,000 in fiscal 2020, and $134,000 in fiscal 2019. As of September 30, 2021 and 2020, we owed Nottingham Creations and Sherwood Forest $12,205 and $0, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2021, 2020, and 2019. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $0, $19,000, and $452,000 for the fiscal years 2021, 2020, and 2019, respectively. Amounts billed directly to the Company were approximately $425,000, $62,000, and $47,000 for the fiscal years 2021, 2020, and 2019, respectively. As of September 30, 2021 and 2020, the Company owed TW Mechanical approximately $7,500 and $5,700, respectively, in unpaid direct billings.

19. Leases

ASC 840 (Related to Fiscal 2019)

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

RCI HOSPITALITY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Included in lease expense in our consolidated statements of operations (see Note 5) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $19,500 and $78,000 for the years ended September 30, 2020 and 2019, respectively. This lease terminated on December 31, 2019 and was scoped out upon adoption of ASC 842 on October 1, 2019.

Included in the future minimum lease obligations are billboard and outdoor sign leases. These leases were recorded as advertising and marketing expenses, and included in selling, general and administrative expenses in our consolidated statements of operations. Under ASC 840, we recorded lease expense amounting to $3.9 million for the year ended September 30, 2019.

ASC 842 (Related to Fiscal 2021 and 2020)

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

Future maturities of ASC 842 lease liabilities as of September 30, 2021 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
October 2021 - September 2022	$1,780	$1,516	$3,296
October 2022 - September 2023	1,764	1,409	3,173
October 2023 - September 2024	1,877	1,300	3,177
October 2024 - September 2025	2,062	1,183	3,245
October 2025 - September 2026	2,251	1,053	3,304
Thereafter	16,196	4,375	20,571
	$25,930	$10,836	$36,766

Total lease expense under ASC 842 was included in selling, general and administrative expenses in our consolidated statement of operations, except for sublease income which was included in other revenue, for the year ended September 30, 2021 and 2020 as follows (in thousands):

	Year Ended September 30, 2021	Year Ended September 30, 2020
Operating lease expense – fixed payments	$3,325	$3,244
Variable lease expense	349	381
Short-term equipment and other lease expense (includes $298 and $315 recorded in advertising and marketing for fiscal 2021 and 2020, respectively, and $397 and $372 recorded in repairs and maintenance, respectively; see Note 5)	955	1,122
Sublease income	(6)	(9)
Total lease expense, net	$4,623	$4,738

Other information:
Operating cash outflows from operating leases	$4,522	$4,562
Weighted average remaining lease term	12 years	13 years
Weighted average discount rate	6.0%	6.1%

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

We recorded impairment charges of operating lease right-of-use assets amounting to $0, $104,000, and $0 during fiscal years 2021, 2020, and 2019, respectively.

RCI HOSPITALITY HOLDINGS, INC.

Schedule of Valuation and Qualifying Accounts

(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful accounts receivable

Fiscal 2019	$-	$241	$(140)	$101
Fiscal 2020	$101	$347	$(187)	$261
Fiscal 2021	$261	$215	$(94)	$382

Allowance for doubtful notes receivable

Fiscal 2019	$-	$-	$-	$-
Fiscal 2020	$-	$602	$(420)	$182
Fiscal 2021	$182	$(80)	$-	$102

Deferred tax asset valuation allowance(3)

Fiscal 2019	$-	$-	$-	$-
Fiscal 2020	$-	$1,273	$-	$1,273
Fiscal 2021	$1,273	$-	$(632)	$641

(1)	Charged to bad debts expense (under other selling, general and administrative expenses) in the consolidated statements of operations.
(2)	Written off against gross receivable and allowance.
(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the impairment of goodwill, indefinite-lived intangibles and long-lived assets, specifically over the precision of management’s review of certain assumptions. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2021.

The Company’s independent registered public accounting firm, Friedman, LLP, has expressed an adverse opinion on our internal control over financial reporting as of September 30, 2021 in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase the precision of the review of all assumptions used in the impairment valuation model, as well as to conduct senior management reviews of any and all material estimates that are applied in these instances.

It is our belief that these added controls will effectively remediate the existing material weakness.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, we identified a material weakness in internal control related to management’s review of the income tax provision.

Remediation Efforts to Address Material Weakness

In response to the previously reported material weakness, management has made the following changes:

●	developed enhanced review procedures that are performed by senior management over the income tax provision; and

●	retained the services of a new third-party income tax consultant to assist in the preparation and review of the income tax provision.

During the fourth quarter of 2021, we completed our testing of the operating effectiveness of the implemented controls. The Company has completed the documentation and testing of the corrective actions described above and has concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weakness on management’s review of the income tax provision has been remediated as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCI Hospitality Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited RCI Hospitality Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Ineffective controls related to management’s review of the Company’s estimates relating to the impairment of goodwill and indefinite-lived intangible assets and long-lived assets, specifically related to the precision of management’s review of the assumptions used in the impairment analysis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated December 14, 2021, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated December 14, 2021, expressed an unqualified opinion.

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

December 14, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of seven persons. The following table sets forth our Directors and executive officers as of December 14, 2021:

Name	Age	Position
Eric S. Langan	53	Director, Chairman, Chief Executive Officer, President
Bradley Chhay	38	Chief Financial Officer
Travis Reese	52	Director and Executive Vice President
Luke Lirot	65	Director
Yura Barabash	47	Director
Elain J. Martin	65	Director
Arthur Allan Priaulx	81	Director

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

Involvement in certain legal proceedings: On September 21, 2020, as part of the settlement of a civil administrative proceeding with the SEC, the Company, Mr. Langan and Phil Marshall (our former chief financial officer) agreed, without admitting or denying the findings, to a cease-and-desist order regarding certain sections of the Securities Exchange Act of 1934 and certain rules promulgated thereunder.

The SEC’s order as to the Company, Mr. Langan and Mr. Marshall found that, from fiscal 2014 through 2019, the Company failed to disclose a total of $615,000 in executive compensation in the form of perquisites. According to the order, these undisclosed perquisites included the cost of the personal use of the Company’s aircraft and Company-provided vehicles, reimbursements for personal airline flights, charitable corporate contributions to the school two of Mr. Langan’s children attended, and housing costs and meal allowance for Mr. Marshall. In addition, the order found that the Company failed to disclose related party transactions involving Mr. Langan’s father and brother and a director’s brother. The order further found that the Company failed to keep books and records that allowed it to report, and lacked sufficient internal controls concerning, these executive perquisites and related party transactions.

The SEC’s order as to the Company, Mr. Langan, and Mr. Marshall found that the Company and Mr. Langan violated, and Mr. Langan and Mr. Marshall caused the Company to violate, the proxy solicitation provisions of Section 14(a) of the Securities Exchange Act of 1934 and Rules 14a-3 and 14a-9 thereunder. The order further found that the Company violated, and Mr. Langan and Mr. Marshall caused the Company to violate, the reporting provisions of Section 13(a) of the Exchange Act and Rules 13a-1 and 12b-20 thereunder, the books and records provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and the disclosure controls provision of Rule 13a-15(a) under the Exchange Act. The Company, Mr. Langan, and Mr. Marshall agreed, without admitting or denying the SEC’s findings, to a cease-and-desist order and to pay civil penalties in the amounts of $400,000, $200,000, and $35,000, respectively.

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

Yura Barabash became a director on September 19, 2017. Mr. Barabash has been a Vice President of Business Development at AVI-SPL, a global market leader in audio visual and unified communications based in Florida since October 2021. Mr. Barabash has extensive corporate finance experience across multiple industries domestically and internationally, and has been involved in multiple equity and debt financings and M&A transactions for public and private companies in the US, China, Brazil, EU and Russia. From August 2019 to January 2021, Mr. Barabash was a Chief Operating Officer of Gingko Online Learning LLC, private online learning company in Florida and a consultant to Chengdu Gingko Education Management, educational management company in Chengdu, China. From 2016 to June 2019 he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport data enabled digital media company in the world. Prior to joining Motorsport Network, he was an investment banker at Primary Capital from 2011 until 2016. Previously, Mr. Barabash was an investment banker at Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash is a valuable member of the Board of Directors based on his extensive corporate finance and investment banking experience across multiple industries domestically and internationally with a wide range of transactions (debt and equity). He also possesses extensive financial modeling and investor relationship experience, and experience in diligence, governance and accounting.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2021, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2021.

CODE OF ETHICS

We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2021, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”

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

Compensation Committee Process

The Compensation Committee reviews executive compensation in connection with the evaluation and approval of an employment agreement, an increase in responsibilities or other factors. With respect to equity compensation awarded to other employees, the Compensation Committee or the Board may grant stock options, often after receiving a recommendation from our Chief Executive Officer. The Compensation Committee also evaluates proposals for incentive and performance equity awards, and other compensation.

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

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held on September 14, 2021, approximately 94.7% of the shareholders who voted (including abstentions) on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.

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

SUMMARY COMPENSATION TABLE

The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2021, 2020, and 2019 of our named executive officers.

				All Other
Name and		Salary	Bonus	Compensation(1)	Total
Principal Position	Year	($)	($)	($)	($)
Eric S. Langan	2021	1,436,539	-	108,679	1,545,218
President and Chief Executive Officer	2020	1,073,077	-	95,975	1,169,052
	2019	1,200,000	-	81,355	1,281,355

Bradley Chhay	2021	431,442	7,500	66,055	504,997
Chief Financial Officer	2020	269,231	25,000	50,333	344,564

Travis Reese	2021	437,827	-	65,537	503,364
Executive Vice President	2020	348,750	-	66,418	415,168
	2019	390,000	-	76,622	466,622

(1)	All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, personal use of aircraft, and housing and living expenses. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, and major periodic maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer (until fiscal 2019), plus cost of insurance, registration, repairs, maintenance, tolls, fuel, and starting fiscal 2020, tax reimbursement on automobile fringe benefits.

A table of All Other Compensation for fiscal 2021 for our named executive officers is presented below:

	SIMPLE IRA Matching Contribution	Automobile Expenses	Personal Use of Aircraft	Tax Reimbursement	Total All Other Compensation
Name	($)	($)	($)	($)	($)
Eric S. Langan	18,403	21,477	58,744	10,055	108,679

Bradley Chhay	13,402	33,876	10,974	7,803	66,055

Travis Reese	17,550	21,337	18,238	8,412	65,537

CEO Pay Ratio

We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2021.

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

During the fiscal year ended September 30, 2021, a sizable number of employees have been rehired due to the recovery from the pandemic. We recalculated and identified a new median employee using the same methodology as mentioned above.

The compensation for our CEO in fiscal 2021 of $1,545,218 was approximately 50 times the compensation of our fiscal 2021 median employee of $31,039.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards for fiscal 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of September 30, 2021.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2021

There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2021. As of September 30, 2020, the Company’s 2010 Stock Option Plan contractually expired.

DIRECTOR COMPENSATION

We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2021, and we paid our independent directors $30,000 in cash for the fiscal year. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2021:

Fees earned or paid in cash
Name	($)
Nourdean Anakar*	30,000
Luke C. Lirot	30,000
Yura Barabash	30,000
Elaine Martin	30,000
Arthur Allan Priaulx	30,000
Eric S. Langan	-
Travis Reese	-

* Mr. Anakar did not stand for reelection during the September 2021 annual meeting of stockholders.

EMPLOYMENT AGREEMENTS

On July 1, 2021, we entered into new two-year employment agreements with each of our executive officers, including Eric Langan, our Chief Executive Officer and President; Bradley Chhay, our Chief Financial Officer; and Travis Reese, our Executive Vice President and Secretary. Under their respective new agreements, Mr. Langan’s annual salary is $1,700,000; Mr. Chhay’s annual salary is $425,000; and Mr. Reese’s annual salary is $420,000. Each of the agreements has a term that commenced on July 1, 2021 and ends on June 30, 2023. Each of the agreements also provides for bonus eligibility, expense reimbursement, health benefits, participation in our benefit plans, use of a company-owned automobile, access to company-owned aircraft (subject to the terms and conditions of our corporate aircraft policy), and two weeks paid vacation annually. Under the terms of the agreements, each executive is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.

Currently, our executive officers do not have long-term incentive plans or defined benefit or actuarial plans outstanding.

EMPLOYEE STOCK OPTION PLANS

The Company’s 2010 Stock Option Plan, as amended, contractually expired on September 30, 2020. There are presently no outstanding employee stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at December 10, 2021, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,499,910 shares of common stock outstanding at December 10, 2021. Generally, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deem outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 10, 2021 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of December 10, 2021; we do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Presently, there are no outstanding securities that are exercisable or convertible into shares of common stock. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Number of shares		Title of class	Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	701,870	(2)	Common stock	7.39%

Bradley Chhay	4,020	(3)(4)	Common stock	*

Yura Barabash	504		Common stock	*

Travis Reese	14,141	(5)	Common stock	*

Luke Lirot	518		Common stock	*

Elaine Martin	7,221		Common stock	*

Arthur Allan Priaulx	2,000		Common stock	*

All of our Directors and Officers as a Group of seven persons	726,534		Common stock	7.65%

Other > 5% Security Holders

BlackRock, Inc. (6)	578,760		Common stock	6.09%

ADW Capital Partners, L.P.(7)	899,900		Common stock	9.47%

Greenhaven Road Investment Management, L.P. (8)	580,531		Common stock	6.11%

Troy Lowrie (9)	500,000		Common stock	5.26%

(1)	These percentages exclude treasury shares in the calculation of percentage of class.

(2)	Includes 1,870 shares held in an investment club over which Mr. Langan has shared voting and investment power. As of the date of this report, Mr. Langan owns less than 0.1% of the investment club.

(3)	Number of shares is rounded to the nearest whole number. The actual amount is 4,020.317 shares.

(4)	Includes 1,870 shares held in an investment club over which Mr. Chhay has shared voting and investment power. As of the date of this report, Mr. Chhay owns approximately 4.1% of the investment club.

(5)	Includes 1,870 shares held in an investment club over which Mr. Reese has shared voting and investment power. As of the date of this report, Mr. Reese owns approximately 1.8% of the investment club.

(6)	Based on the most recently available Schedule 13G filed with the SEC on February 1, 2021 by BlackRock Inc. BlackRock beneficially owned 578,760 shares, with sole voting power over 571,090 shares and sole dispositive power over 578,760 shares. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(7)	Based on the most recently available Schedule 13G filed with the SEC on January 8, 2021 by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden. ADW Capital Management, LLC is the general partner and investment manager of ADW Capital Partners, L.P. Mr. Wyden is the sole manager of ADW Capital Management, LLC. ADW Capital Partners, L.P is the record and direct beneficial owner of 899,900 shares, with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is 1133 Broadway, Suite 719, New York, New York 10010.

(8)	Based on the most recently available Schedule 13G filed with the SEC on February 16, 2021 by Scott Stewart Miller, Greenhaven Road Investment Management, LP (the “Investment Manager”), MVM Funds, LLC (the “General Partner”), Greenhaven Road Capital Fund 1, L.P. (“Fund 1”), and Greenhaven Road Capital Fund 2, L.P. (“Fund 2”, and together with Fund 1, the “Funds”). Each Fund is a private investment vehicle. The Funds directly beneficially own the common stock. The Investment Manager is the investment manager of the Funds. The General Partner is the general partner of the Funds and the Investment Manager. Mr. Miller is the controlling person of the General Partner. Mr. Miller, the Investment Manager and the General Partner may be deemed to beneficially own the common stock directly beneficially owned by the Funds, with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is c/o Royce & Associates LLC, 8 Sound Shore Drive, Suite 190, Greenwich, CT 06830.

(9)	Based on the most recently available Schedule 13G filed with the SEC on November 17, 2021 by Troy Lowrie. Mr. Lowrie is the controlling person of Family Dog, LLC and Club Licensing, LLC, which are the record and direct beneficial owners of 300,000 shares and 200,000 shares, respectively, with each such entity having sole voting power and sole dispositive power over all its respective shares. The address of Mr. Lowrie is 735 S Xenon Ct, Ste 101, Lakewood, CO 80228.

The Company is not aware of any arrangements that could result in a change in control of the Company.

The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Two adult children of Mr. Langan are also employed by the Company in corporate shared services.

In November 2018, we borrowed $500,000 from Ed Anakar and $100,000 from Allen Chhay as part of a larger group of private lenders. Ed Anakar is the brother of Nourdean Anakar, a former director of the Company. Allen Chhay is the brother of Bradley Chhay, our CFO, and is not employed by the Company or any of its subsidiaries. Their promissory notes bore interest at the rate of 12% per annum and were to mature in November 2021. The notes were payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. Both notes were paid off in relation to the September 2021 Refinancing Note. See Note 9 to our consolidated financial statements.

In October 2021, we borrowed $500,000 from Ed Anakar and $150,000 from Allen Chhay as part of a larger group of private lenders (see Note 9 to our consolidated financial statements). Their promissory notes bear interest at the rate of 12% per annum and mature in October 2024. The notes are payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. The terms of the notes are the same as the rest of the lender group

We paid Ed Anakar, our director of operations – club division, employment compensation of $655,289, $502,404, and $550,000 during the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $118,000 in fiscal 2021, $59,000 in fiscal 2020, and $134,000 in fiscal 2019. As of September 30, 2021 and 2020, we owed Nottingham Creations and Sherwood Forest $12,205 and $0, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2021, 2020, and 2019. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $0, $19,000, and $452,000 for the fiscal years 2021, 2020, and 2019, respectively. Amounts billed directly to the Company were approximately $425,000, $62,000, and $47,000 for the fiscal years 2021, 2020, and 2019, respectively. As of September 30, 2021 and 2020, the Company owed TW Mechanical approximately $7,500 and $5,700, respectively, in unpaid direct billings.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Friedman LLP for the fiscal year 2021 and 2020 (in thousands).

	2021	2020

Audit fees	$695	$1,945
Audit-related fees	7	-
Tax fees	-	-
All other fees	-	-

Total	$702	$1,945

“Audit fees” include fees billed for professional services rendered in connection with the annual audit and quarterly reviews of the Company’s consolidated financial statements, the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and assistance with securities filings other than periodic reports.

“Audit-related fees” include professional services in relation to a Form S-3 filing.

“Tax fees” include consultation related to tax compliance and tax structuring.

“All other fees” include fees billed for professional services rendered in connection with the SEC investigation.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Friedman, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $99,145,838.22 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

4.2	12% Unsecured Promissory Note (form of interest-only version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2021) *

4.3	12% Unsecured Promissory Note (form of amortizing payment schedule version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2021) *

4.4	10-Year Secured Promissory Note for $11,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.5	20-Year Secured Promissory Note for $8,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.6	10-Year Promissory Note for $1,200,000 by RCI Holdings, Inc. to 3480 South Galena, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.7	IP Promissory Note for $1,000,000 by Big Sky Hospitality Holdings, Inc. to Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.8	The description of our common stock (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2020) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.2	Employment Agreement with Bradley Chhay (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.3	Employment Agreement with Travis Reese (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.4	Asset Purchase Agreement with Glenarm Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.5	Asset Purchase Agreement with Glendale Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.6	Asset Purchase Agreement with Illinois Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.7	Asset Purchase Agreement with Indy Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.8	Asset Purchase Agreement with MRC, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.9	Asset Purchase Agreement with Raleigh Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.10	Asset Purchase Agreement with Stout Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.11	Asset Purchase Agreement with VCG Restaurants Denver, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.12	Asset Purchase Agreement with Market Entertainment, Inc. dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.13	Asset Purchase Agreement with OG1, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.14	Stock Purchase Agreement with HWL-3 LLLP (for the purchase of Kenkev, Inc.) dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.15	Real Estate Purchase and Sale Agreement with Real Property Sellers dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.16	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.17	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.18	Absolute Unconditional and Continuing Guaranty of Eric S. Langan (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.19	Intellectual Property Purchase Agreement between Big Sky Hospitality Holdings, Inc. and Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.20	Guaranty by RCI Hospitality Holdings, Inc. in favor of Family Dog (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.21	Guaranty by RCI Hospitality Holdings, Inc. in favor of 3480 South Galena LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.22	Guaranty by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.23	Lock-Up Agreement between RCI Hospitality Holdings, Inc. and Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.24	Lock-Up Agreement by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

21.1	Subsidiaries

23.1	Consent of Friedman LLP

31.1	Certification of Chief Executive Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of RCI Hospitality Holdings, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference from our previous filings with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2021.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2021

/s/ Bradley Chhay
Bradley Chhay	Chief Financial Officer and Principal Accounting Officer	December 14, 2021

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2021

/s/ Yura Barabash
Yura Barabash	Director	December 14, 2021

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2021

/s/ Elaine Martin
Elaine Martin	Director	December 14, 2021

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	December 14, 2021

