Form 10-Q
period 2021-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2022-02-09
CIK 935419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 7, 2022, 9,499,910 shares of the registrant’s common stock were outstanding.

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

2

RCI HOSPITALITY HOLDINGS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and number of shares)

	December 31, 2021	September 30, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,954	$35,686
Accounts receivable, net	6,012	7,570
Current portion of notes receivable	225	220
Inventories	3,530	2,659
Prepaid expenses and other current assets	8,245	1,928
Assets held for sale	3,113	4,887
Total current assets	39,079	52,950
Property and equipment, net	203,878	175,952
Operating lease right-of-use assets, net	35,845	24,308
Notes receivable, net of current portion	5,512	2,839
Goodwill	54,484	39,379
Intangibles, net	125,314	67,824
Other assets	1,566	1,367
Total assets	$465,678	$364,619

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,807	$4,408
Accrued liabilities	18,413	10,403
Current portion of debt obligations, net	9,003	6,434
Current portion of operating lease liabilities	2,288	1,780
Total current liabilities	35,511	23,025
Deferred tax liability, net	22,040	19,137
Debt, net of current portion and debt discount and issuance costs	152,847	118,734
Operating lease liabilities, net of current portion	35,154	24,150
Other long-term liabilities	357	350
Total liabilities	245,909	185,396

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,499,910 and 8,999,910 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	95	90
Additional paid-in capital	80,397	50,040
Retained earnings	139,888	129,693
Total RCIHH stockholders’ equity	220,380	179,823
Noncontrolling interests	(611)	(600)
Total equity	219,769	179,223
Total liabilities and equity	$465,678	$364,619

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share and number of share data)

(unaudited)

	For the Three Months
	Ended December 31,
	2021	2020
Revenues
Sales of alcoholic beverages	$26,431	$17,360
Sales of food and merchandise	10,894	8,609
Service revenues	20,876	10,060
Other	3,635	2,369
Total revenues	61,836	38,398
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,834	3,262
Food and merchandise sold	3,957	2,889
Service and other	100	53
Total cost of goods sold (exclusive of items shown separately below)	8,891	6,204
Salaries and wages	16,505	11,486
Selling, general and administrative	18,486	12,152
Depreciation and amortization	2,194	2,023
Other gains, net	(151)	(50)
Total operating expenses	45,925	31,815
Income from operations	15,911	6,583
Other income (expenses)
Interest expense	(2,604)	(2,434)
Interest income	106	60
Non-operating gains, net	84	4,916
Income before income taxes	13,497	9,125
Income tax expense (benefit)	2,933	(384)
Net income	10,564	9,509
Net loss attributable to noncontrolling interests	11	134
Net income attributable to RCIHH common shareholders	$10,575	$9,643

Earnings per share
Basic and diluted	$1.12	$1.07

Weighted average number of common shares outstanding
Basic and diluted	9,407,519	9,019,088

Dividends per share	$0.04	$0.04

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except number of shares)

(unaudited)

	Common Stock		Additional		Treasury Stock
	Number		Paid-In	Retained	Number		Noncontrolling	Total
	of Shares	Amount	Capital	Earnings	of Shares	Amount	Interests	Equity
Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	-	$-	$(600)	$179,223
Issuance of common shares	500,000	5	30,357	-	-	-	-	30,362
Payment of dividends	-	-	-	(380)	-	-	-	(380)
Net income (loss)	-	-	-	10,575	-	-	(11)	10,564
Balance at December 31, 2021	9,499,910	$95	$80,397	$139,888	-	$-	$(611)	$219,769

Balance at September 30, 2020	9,074,569	$91	$51,833	$100,797	-	$-	$(414)	$152,307
Purchase of treasury shares	-	-	-	-	(74,659)	(1,794)	-	(1,794)
Canceled treasury shares	(74,659)	(1)	(1,793)	-	74,659	1,794	-	-
Payment of dividends	-	-	-	(360)	-	-	-	(360)
Net income (loss)	-	-	-	9,643	-	-	(134)	9,509
Balance at December 31, 2020	8,999,910	$90	$50,040	$110,080	-	$-	$(548)	$159,662

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares)

(unaudited)

	For the Three Months
	Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,564	$9,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,194	2,023
Gain on sale of businesses and assets	(523)	(5)
Unrealized loss on equity securities	1	33
Amortization of debt discount and issuance costs	51	51
Gain on debt extinguishment	(83)	(4,920)
Noncash lease expense	629	421
Gain on insurance	-	(250)
Doubtful accounts expense (reversal) on notes receivable	17	(93)
Changes in operating assets and liabilities:
Accounts receivable	1,344	1,433
Inventories	(445)	(22)
Prepaid expenses, other current and other assets	(6,519)	1,125
Accounts payable, accrued and other liabilities	9,034	(3,031)
Net cash provided by operating activities	16,264	6,274
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	803	-
Proceeds from insurance	185	250
Proceeds from notes receivable	34	26
Payments for property and equipment and intangible assets	(9,850)	(1,289)
Acquisition of businesses, net of cash acquired	(39,302)	-
Net cash used in investing activities	(48,130)	(1,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $650 and $0, respectively	17,002	-
Payments on debt obligations	(2,488)	(1,745)
Purchase of treasury stock	-	(1,794)
Payment of dividends	(380)	(360)
Net cash provided by (used in) financing activities	14,134	(3,899)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,732)	1,362
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,686	15,605
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,954	$16,967

CASH PAID DURING PERIOD FOR:
Interest	$2,330	$3,108
Income taxes	$3	$-

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$22,200	$-
Note receivable from sale of property	$2,700	$-
Issuance of shares of common stock for acquisition of businesses:
Number of shares	500,000	-
Fair value	$30,362	$-
Adjustment to operating lease right-of-use assets and lease liabilities related to new and renewed leases	$18,243	$-
Unpaid liabilities on capital expenditures	$626	$-

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2021 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

Certain reclassifications of cost of goods sold components with immaterial amounts have been made to prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total cost of goods sold, results of operations, and cash flows in all periods presented.

2. Recent Accounting Standards and Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. We adopted ASU 2019-12 on October 1, 2021. Our adoption of this update did not have a significant impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are still evaluating the impact of this ASU but we do not expect it to have a material impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Ongoing Impact of COVID-19 Pandemic

Since the U.S. declaration of the COVID-19 pandemic as a national emergency in March 2020, we have had a major disruption in our business operations that threatened to significantly impact our cash flow. The pandemic resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

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

On May 8, 2020, the Company received approval and funding under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Note 9.

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

Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets

We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering the future assumed impact of the COVID-19 pandemic on sales. Based on the evaluation we conducted during the interim period ended December 31, 2021, we determined that there is no impairment in our goodwill, indefinite-lived intangibles, and long-lived assets as of December 31, 2021.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Acquisitions and Dispositions

On October 6, 2021, the Company sold a property classified as held-for-sale with a carrying value of $3.0 million for $3.2 million, of which $2.7 million was in the form of a secured promissory note. This 7% note receivable has a term of eight years and is collectible in equal monthly installments of $21,544 in principal and interest with the remaining balance to be paid at maturity.

On October 8, 2021, the Company sold one of its clubs in South Houston for $300,000.

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period, with interest rates on promissory notes reflective of market yields). The acquisition was structured by entering into nine asset purchase agreements, which allowed the Company to acquire from each club all of the tangible and intangible assets and personal property in that business except certain excluded assets, and two stock purchase agreements, where a newly formed subsidiary purchased 100% of the capital stock of two club-owning entities. Along with the asset and stock purchase agreements, the Company also entered into a real estate purchase and sale agreement for six real estate properties and an intellectual property purchase agreement for substantially all of the intellectual property used in the adult entertainment establishment businesses owned and operated by the sellers. The acquisition gives the Company presence in six additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes (see Note 7), and 500,000 shares of our common stock. The preliminary fair value of the consideration transferred is as follows (in thousands):

Cash	$36,800
Notes payable	21,200
Common stock	30,362
Total consideration fair value	$88,362

We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending receipt of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price and subject to any working capital adjustments, the amount of goodwill is estimated to be $13.8 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangibles and identifiable intangibles assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $9.3 million of the recognized goodwill will be deductible for tax purposes. The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of October 18, 2021:

Current assets	$386
Property and equipment	19,534
Licenses	50,080
Trademarks	7,460
Deferred tax liability	(2,903)
Total net assets acquired	74,557
Goodwill	13,805
Acquisition price fair value	$88,362

Licenses and trademarks will not be amortized but will be tested at least annually for impairment.

The Company entered into leases with third parties for certain clubs where the real estate were not part of the acquisition. See Note 13.

In connection with the acquisition, we incurred acquisition-related expenses of approximately $417,000 ($173,000 recognized in fiscal 2021 and $244,000 recognized in fiscal 2022), of which $0 was expensed in the first quarter of 2021 and $244,000 was expensed in the first quarter of 2022, and in those periods included in selling, general and administrative expenses in our consolidated statements of income.

From the date of acquisition until December 31, 2021, the eleven acquired clubs contributed revenues of $6.0 million and income from operations of $1.7 million, which are included in our unaudited condensed consolidated statement of income. The following table presents the unaudited pro forma combined results of operations of the Company and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amounts and number of shares):

	For the Three Months
	Ended December 31,
	2021	2020
Pro forma revenues	$63,562	$43,384
Pro forma net income attributable to RCIHH common stockholders	$9,992	$9,892
Pro forma earnings per share – basic and diluted	$1.05	$1.04

Pro forma weighted average number of common shares outstanding	9,499,910	9,519,088

The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. Since we do not have a final valuation of the assets that we acquired yet, the unaudited pro forma financial information only includes preliminary adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the 28 private lender group notes and 4 seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2021. Pro forma weighted average number of common shares outstanding includes the impact of 500,000 shares of our common stock issued as partial consideration for the acquisition.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total preliminary purchase price of $3.5 million, by which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The $3.5 million acquisition price is preliminarily allocated $2.0 million to real estate, $200,000 to tangible assets, and $1.3 million to goodwill, which is deductible for tax purposes. The note is payable $13,669 per month, including principal and interest. See Note 7. From the date of acquisition until December 31, 2021, the acquired club contributed revenues of $289,000 and income from operations of $4,000, which are included in our unaudited condensed consolidated statement of income. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.

On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use asset and corresponding operating lease liability related to the discontinued lease.

5. Revenues

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

Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended December 31, 2021					Three Months Ended December 31, 2020
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$18,167		$8,264	$-	$26,431	$9,634		$7,726	$-	$17,360
Sales of food and merchandise	4,589		6,305	-	10,894	3,423		5,186	-	8,609
Service revenues	20,684		192	-	20,876	9,998		62	-	10,060
Other revenues	3,341		10	284	3,635	2,142		32	195	2,369
	$46,781		$14,771	$284	$61,836	$25,197		$13,006	$195	$38,398

Recognized at a point in time	$46,344		$14,770	$283	$61,397	$24,835		$13,006	$193	$38,034
Recognized over time	437	*	1	1	439	362	*	-	2	364
	$46,781		$14,771	$284	$61,836	$25,197		$13,006	$195	$38,398

*	Lease revenue (included in Other Revenues) as covered by ASC 842. All other revenues are covered by ASC 606.

The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2021	Consideration Received	Recognized in Revenue	Balance at December 31, 2021
Ad revenue	$84	$280	$(167)	$197
Expo revenue	151	116	-	267
Other (including franchise fees)	119	-	(20)	99
	$354	$396	$(187)	$563

Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 6), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Selected Account Information

The components of accounts receivable, net are as follows (in thousands):

	December 31, 2021	September 30, 2021
Credit card receivables	$2,300	$1,447
Income tax refundable	1,542	4,472
Insurance receivable	-	185
ATM in-transit	684	277
Other (net of allowance for doubtful accounts of $414 and $382, respectively)	1,486	1,189
Total accounts receivable, net	$6,012	$7,570

Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $118,000 and $102,000 as of December 31, 2021 and September 30, 2021, respectively.

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2021	September 30, 2021
Prepaid insurance	$6,835	$277
Prepaid legal	37	112
Prepaid taxes and licenses	216	380
Prepaid rent	251	309
Other	906	850
Total prepaid expenses and other current assets	$8,245	$1,928

A reconciliation of goodwill as of December 31, 2021 and September 30, 2021 is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2021	$59,967	$20,588	$39,379
Acquisitions	15,105	-	15,105
Balance at December 31, 2021	$75,072	$20,588	$54,484

The components of intangible assets, net are as follows (in thousands):

	December 31, 2021	September 30, 2021
Indefinite-lived:
Licenses	$115,266	$65,186
Trademarks	9,675	2,215
Domain names	23	23

Definite-lived:
Noncompete agreements	137	182
Discounted leases	84	86
Software	129	132
Total intangible assets, net	$125,314	$67,824

The components of accrued liabilities are as follows (in thousands):

	December 31, 2021	September 30, 2021
Insurance	$6,785	$54
Sales and liquor taxes	2,255	2,261
Payroll and related costs	3,887	3,220
Property taxes	2,506	2,178
Interest	366	145
Patron tax	455	452
Unearned revenues	563	354
Lawsuit settlement	245	378
Other	1,351	1,361
Total accrued liabilities	$18,413	$10,403

The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Taxes and permits	$2,236	$2,028
Advertising and marketing	2,383	1,189
Supplies and services	1,980	1,228
Insurance	2,395	1,457
Legal	1,060	861
Lease	1,640	977
Charge card fees	1,331	564
Utilities	935	713
Security	1,087	860
Accounting and professional fees	1,346	715
Repairs and maintenance	725	573
Other	1,368	987
Total selling, general and administrative expenses	$18,486	$12,152

The components of non-operating gains (losses), net are as follows:

	For the Three Months
	Ended December 31,
	2021	2020
Gain on debt extinguishment	$85	$4,949
Unrealized loss on equity securities	(1)	(33)
Non-operating gains, net	$84	$4,916

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

On October 12, 2021, we closed a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 12) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group.

On October 18, 2021, in relation to an acquisition (see Note 4), the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% secured note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% secured note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.

On November 8, 2021, in relation to an acquisition (see Note 4), the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.

Future maturities of long-term debt as of December 31, 2021 are as follows: $9.2 million, $7.4 million, $22.7 million, $7.1 million, $7.5 million and $109.6 million for the twelve months ending December 31, 2022, 2023, 2024, 2025, 2026, and thereafter, respectively. Of the maturity schedule mentioned above, $0, $651,000, $15.6 million, $0, $0 and $63.1 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.6 million and $1.6 million as of December 31, 2021 and September 30, 2021, respectively.

On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties and is personally guaranteed by the Company CEO, Eric Langan (see Note 12). After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial covenants with which the Company is to be in compliance related to this loan, among which is to maintain a debt service coverage of not less than 1.4 times, reviewed annually.

8. Equity

During the quarters ended December 31, 2021 and 2020, the Company purchased and retired 0 and 74,659 common shares at a cost of approximately $0 and $1.8 million, respectively. The Company paid a $0.04 and $0.04 per share cash dividend during the quarters ended December 31, 2021 and 2020 totaling approximately $380,000 and $360,000, respectively.

On October 18, 2021, we partially paid for an acquisition using 500,000 shares of our common stock with a fair value of $30.4 million at issuance. See Note 4.

On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan is subject to approval of shareholders, and in the event that the 2022 Plan is not approved by the shareholders within one year of the date of adoption of the 2022 Plan by the board, or less than the required amount of votes of shareholders are received in favor of approval of the 2022 Plan at a duly held meeting of shareholders within one year of the board’s adoption of the 2022 Plan, then we will unwind and terminate the 2022 Plan, and all outstanding stock options granted under the 2022 Plan will be cancelled. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Income taxes were an expense of $2.9 million during the quarter ended December 31, 2021 compared to a benefit of $384,000 during the quarter ended December 31, 2020. The effective income tax rate was an expense of 21.7% and a benefit of 4.2% for the quarters ended December 31, 2021 and 2020, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Three Months
	Ended December 31,
	2021	2020
Federal statutory income tax expense/benefit	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	3.3%
Permanent differences	0.4%	(8.2)%
Change in valuation allowance	-	(14.0)%
Tax credits	(2.0)%	(6.3)%
Other	(0.6)%	-
Total income tax expense (benefit)	21.7%	(4.2)%

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company’s federal income tax returns for the years ended September 30, 2013 through 2017 have been examined by the Internal Revenue Service with no changes. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters. Fiscal year ended September 30, 2018 and subsequent years remain open to federal tax examination. The Company is also being examined for state income taxes, the outcome of which may occur within the next twelve months.

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

The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the consolidated balance sheets, amounted to $398,000 and $813,000 as of December 31, 2021 and September 30, 2021, respectively.

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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2021, we have 1 remaining unresolved claim out of the original 71 claims.

Shareholder Class and Derivative Actions

In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints sought unspecified damages, costs, and attorneys’ fees. These lawsuits were Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also added former directors Nourdean Anakar and Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. On June 14, 2021, a scheduling order was entered in the case, setting January 9, 2023 as the trial date. On December 22, 2021, an amended scheduling order was entered, extending the trial date to April 7, 2023 and extending all other case deadlines. The Company vigorously defended against this action. In January 2022, the parties engaged in settlement discussions beginning with a formal mediation on January 13, 2022, which resulted in an agreement-in-principle to resolve the matter. The parties are in the process of negotiating a long-form settlement agreement, subject to preliminary and final court approval. On January 24, 2022, a Joint Notice of Settlement was filed, informing the District Court of the agreement-in-principle and the anticipation of executing a formal stipulation of settlement within 30 calendar days.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information, alleged failure to maintain internal controls, and alleged failure to properly manage company property. This action is in its preliminary phase, and a potential loss cannot yet be estimated. These allegations are substantively similar to claims asserted in the class action and a prior derivative action that was dismissed in June of 2021. RCI intends to vigorously defend against the action.

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

Settlements of lawsuits for the quarters ended December 31, 2021 and 2020 amount to approximately $192,000 and $152,000, respectively. As of December 31, 2021 and September 30, 2021, the Company has accrued $245,000 and $378,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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

Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Revenues (from external customers)
Nightclubs	$46,781	$25,197
Bombshells	14,771	13,006
Other	284	195
	$61,836	$38,398

Income (loss) from operations
Nightclubs	$18,736	$8,495
Bombshells	2,802	2,717
Other	(43)	(75)
General corporate	(5,584)	(4,554)
	$15,911	$6,583

Depreciation and amortization
Nightclubs	$1,547	$1,324
Bombshells	429	457
Other	6	36
General corporate	212	206
	$2,194	$2,023

Capital expenditures
Nightclubs	$9,228	$1,130
Bombshells	304	151
Other	189	3
General corporate	129	5
	$9,850	$1,289

	December 31, 2021	September 30, 2021
Total assets
Nightclubs	$377,611	$280,561
Bombshells	52,385	52,073
Other	2,059	1,573
General corporate	33,623	30,412
	$465,678	$364,619

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the quarter ended December 31, 2021 amounting to $3.2 million and $168,000, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $69,000. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the quarter ended December 31, 2020 amounting to $2.8 million and $110,000, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $26,000. These intercompany revenue amounts are eliminated upon consolidation.

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

12. Related Party Transactions

Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2021 and September 30, 2021, was $98.5 million and $99.7 million, respectively.

Included in the $17.0 million borrowing on October 12, 2021 (see Note 7) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.

We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $24,037 and $0 during the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and September 30, 2021, we owed Nottingham Creations and Sherwood Forest $0 and $12,205, respectively, in unpaid billings.

TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2022 and 2021. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended December 31, 2021 and 2020, respectively. Amounts billed directly to the Company were $80,996 and $7,130 for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and September 30, 2021, the Company owed TW Mechanical $752 and $7,500, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Leases

The Company leases certain facilities and equipment under operating leases. In relation to an acquisition that was completed on October 18, 2021 (see Note 4), the Company entered into leases with third parties for certain clubs where the real estate locations were not part of the acquisition.

Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three months ended December 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Operating lease expense – fixed payments	$1,131	$-
Variable lease expense	334	64
Short-term equipment and other lease expense (includes $72 and $57 recorded in advertising and marketing, and $83 and $88 recorded in repairs and maintenance for the three months ended December 31, 2021 and 2020, respectively; see Note 6)	330	229
Sublease income	(2)	(2)
Total lease expense, net	$1,793	$1,120

Other information:
Operating cash outflows from operating leases	$1,749	$1,091
Weighted average remaining lease term – operating leases	12.4 years	12 years
Weighted average discount rate – operating leases	5.7%	6.1%

Future maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2022	$2,288	$2,058	$4,346
January - December 2023	2,291	1,927	4,218
January - December 2024	2,475	1,790	4,265
January - December 2025	2,702	1,641	4,343
January - December 2026	2,915	1,480	4,395
Thereafter	24,771	6,247	31,018
	$37,442	$15,143	$52,585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2021.

Overview

RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company. Through our subsidiaries, we engage in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.

Through our subsidiaries, as of December 31, 2021, we operated a total of 58 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.

Ongoing Impact of COVID-19 Pandemic

Since the U.S. declaration of the COVID-19 pandemic as a national emergency in March 2020, we have had a major disruption in our business operations that threatened to significantly impact our cash flow. The pandemic resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures, and other restrictions that were mandated or encouraged by federal, state, and local governments. To adapt to the situation, we took significant steps to augment an anticipated decline in operating cash flows, including negotiating deferment of some of our debts, reducing the number of our employees and related payroll costs where necessary, and deferring or modifying certain fixed and variable monthly expenses, among others.

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

As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state, and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted. Currently, all Bombshells and club locations are operating at normal business hours. New York is currently mandating vaccines for entry into restaurants, bars, and nightclubs.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on December 14, 2021.

During the three months ended December 31, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations

Highlights of the operating results of the Company during the three months ended December 31, 2021 are as follows:

●	Total revenues were $61.8 million compared to $38.4 million during the comparable prior-year period, a 61.0% increase (Nightclubs revenue of $46.8 million compared to $25.2 million, an 85.7% increase; and Bombshells revenue of $14.8 million compared to $13.0 million, a 13.6% increase)

●	Consolidated same-store sales increased by 21.8% (Nightclubs increased by 30.6% while Bombshells increased by 7.6%) (refer to the definition of same-store sales in the discussion of revenues below)

●	Twelve newly acquired clubs contributed $6.3 million to revenues, while a newly constructed Bombshells contributed $796,000

●	Basic and diluted earnings per share (“EPS”) of $1.12 compared to $1.07 (non-GAAP diluted EPS* of $1.10 compared to $0.39) during the comparable prior-year period

●	Net cash provided by operating activities of $16.3 million compared to $6.3 million during the comparable prior-year period, a 159.2% increase (free cash flow* of $15.3 million compared to $5.7 million, a 169.3% increase)

*	Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	December 31, 2021		December 31, 2020		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$26,431	42.7%	$17,360	45.2%	$9,071	52.3%
Sales of food and merchandise	10,894	17.6%	8,609	22.4%	2,285	26.5%
Service revenues	20,876	33.8%	10,060	26.2%	10,816	107.5%
Other	3,635	5.9%	2,369	6.2%	1,266	53.4%
Total revenues	61,836	100.0%	38,398	100.0%	23,438	61.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,834	18.3%	3,262	18.8%	(1,572)	(48.2)%
Food and merchandise sold	3,957	36.3%	2,889	33.6%	(1,068)	(37.0)%
Service and other	100	0.4%	53	0.4%	(47)	(88.7)%
Total cost of goods sold (exclusive of items shown separately below)	8,891	14.4%	6,204	16.2%	(2,687)	(43.3)%
Salaries and wages	16,505	26.7%	11,486	29.9%	(5,019)	(43.7)%
Selling, general and administrative	18,486	29.9%	12,152	31.6%	(6,334)	(52.1)%
Depreciation and amortization	2,194	3.5%	2,023	5.3%	(171)	(8.5)%
Other gains, net	(151)	(0.2)%	(50)	(0.1)%	101	202.0%
Total operating expenses	45,925	74.3%	31,815	82.9%	(14,110)	(44.4)%
Income from operations	15,911	25.7%	6,583	17.1%	9,328	141.7%
Other income (expenses)
Interest expense	(2,604)	(4.2)%	(2,434)	(6.3)%	(170)	(7.0)%
Interest income	106	0.2%	60	0.2%	46	76.7%
Non-operating gains, net	84	0.1%	4,916	12.8%	(4,832)	(98.3)%
Income before income taxes	13,497	21.8%	9,125	23.8%	4,372	47.9%
Income tax expense (benefit)	2,933	4.7%	(384)	(1.0)%	(3,317)	(863.8)%
Net income	$10,564	17.1%	$9,509	24.8%	$1,055	11.1%

* Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Revenues

Consolidated revenues increased by approximately $23.4 million, or 61.0%, compared to the prior-year quarter due primarily to partial recovery from the COVID-19 pandemic and sales from newly acquired clubs and a new Bombshells opening. Consolidated same-store sales increased by 21.8%. The 61.0% increase in consolidated revenues was primarily from a 22.9% increase from last year’s COVID-19 closures, a 19.2% increase from the impact of same-store sales growth, an 18.6% increase from new units, with a 0.4% increase from non-core operations.

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

Segment contribution to total revenues was as follows (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Nightclubs	$46,781	$25,197
Bombshells	14,771	13,006
Other	284	195
	$61,836	$38,398

Nightclubs revenues increased by 85.7% for the quarter ended December 31, 2021 compared to the prior-year quarter, where the prior-year first quarter was still heavily impacted by government restrictions related to COVID-19. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 30.6%. Newly acquired clubs contributed $6.3 million to the total Nightclubs revenue increase of $21.6 million.

Bombshells revenues increased by 13.6%, of which 7.6% was for same-store sales increase with the remaining increase caused by one new location.

Operating Expenses

Total operating expenses, as a percent of revenues, decreased to 74.3% from 82.9% from last year’s first quarter, although there was a $14.1 million increase, or 44.4%, which was mainly caused by significantly higher sales in the current-year quarter. Significant contributors to the changes in operating expenses are explained below.

Cost of goods sold increased by $2.7 million, or 43.3%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 14.4% from 16.2% mainly due to the sales mix of higher-margin service revenues increasing.

Salaries and wages increased by $5.0 million, or 43.7%, due to increase in personnel and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were 26.7% from 29.9% mainly due to fixed salaries paid on higher sales.

Selling, general and administrative expenses increased by $6.3 million, or 52.1%, primarily due to increased variable expenses related to sales activity during the current-year quarter.

Depreciation and amortization increased by $171,000, or 8.5% due to new depreciable assets from newly acquired and constructed units partially offset by fully depreciated and sold assets.

Other gains, net increased by $101,000 mainly due to an increase in gain from properties sold, partially offset by a lower gain on insurance.

Income (Loss) from Operations

For the three months ended December 31, 2021 and 2020, our consolidated operating margin was 25.7% and 17.1%, respectively. The main driver for the increase in operating margin is the leveraging of fixed expenses on higher sales.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Nightclubs	$18,736	$8,495
Bombshells	2,802	2,717
Other	(43)	(75)
General corporate	(5,584)	(4,554)
	$15,911	$6,583

Nightclubs operating margin was 40.1% and 33.7% for the three months ended December 31, 2021 and 2020, respectively, while operating margin for Bombshells was 19.0% and 20.9%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher-margin service revenues and the leveraging of fixed operating costs and expenses in relation to higher sales. The decrease in Bombshells operating margin was mainly from pre-opening expenses for the new Bombshells unit.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 26.

	For the Three Months Ended December 31, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,736	$2,802	$(43)	$(5,584)	$15,911
Amortization of intangibles	47	3	-	-	50
Settlement of lawsuits	177	10	-	5	192
Loss (gain) on sale of businesses and assets	45	13	-	(400)	(342)
Gain on insurance	(1)	-	-	-	(1)
Non-GAAP operating income (loss)	$19,004	$2,828	$(43)	$(5,979)	$15,810

GAAP operating margin	40.1%	19.0%	(15.1)%	(9.0)%	25.7%
Non-GAAP operating margin	40.6%	19.1%	(15.1)%	(9.7)%	25.6%

	For the Three Months Ended December 31, 2020
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$8,495	$2,717	$(75)	$(4,554)	$6,583
Amortization of intangibles	47	4	28	-	79
Settlement of lawsuits	118	34	-	-	152
Gain on sale of businesses and assets	-	-	-	(5)	(5)
Gain on insurance	(197)	-	-	-	(197)
Non-GAAP operating income (loss)	$8,463	$2,755	$(47)	$(4,559)	$6,612

GAAP operating margin	33.7%	20.9%	(38.5)%	(11.9)%	17.1%
Non-GAAP operating margin	33.6%	21.2%	(24.1)%	(11.9)%	17.2%

Other Income/Expenses

During the quarter ended December 31, 2020, we received notices of forgiveness for the first ten forgiven loans out of twelve of our PPP loans. During the quarter ended December 31, 2021, we received a notice of forgiveness for the last remaining forgiven loan out of twelve of our PPP loans. We recognized gains on debt extinguishment amounting to $85,000 and $4.9 million during the quarters ended December 31, 2021 and 2020, respectively.

Interest expense increased by $170,000, or 7.0%, which was mainly caused by higher average debt balance and partially offset by a lower average interest rate.

Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $4.2 million and $3.4 million for the quarters ended December 31, 2021 and 2020, respectively. As a percentage of revenue, total occupancy costs were 6.9% and 8.9% during the quarters ended December 31, 2021 and 2020, respectively, primarily due to the increase in sales base.

Income Taxes

Income taxes were an expense of $2.9 million during the quarter ended December 31, 2021 compared to a benefit of $384,000 during the quarter ended December 31, 2020. The effective income tax rate was an expense of 21.7% and a benefit of 4.2% for the quarters ended December 31, 2021 and 2020, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Three Months
	Ended December 31,
	2021	2020
Computed expected income tax expense/benefit	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	3.3%
Permanent differences	0.4%	(8.2)%
Change in valuation allowance	-	(14.0)%
Tax credit	(2.0)%	(6.3)%
Other	(0.6)%	0.0%
Total income tax expense (benefit)	21.7%	(4.2)%

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

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, (f) gain on debt extinguishment, and (g) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.3% and 19.1% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2021 and 2020, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

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

The following tables present our non-GAAP performance measures for the three months ended December 31, 2021 and 2020 (in thousands, except per share, number of shares and percentages):

	For the Three Months
	Ended December 31,
	2021	2020
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$10,575	$9,643
Income tax expense (benefit)	2,933	(384)
Interest expense, net	2,498	2,374
Settlement of lawsuits	192	152
Gain on sale of businesses and assets	(342)	(5)
Gain on debt extinguishment	(85)	(4,949)
Unrealized loss on equity securities	1	33
Gain on insurance	(1)	(197)
Depreciation and amortization	2,194	2,023
Adjusted EBITDA	$17,965	$8,690

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$10,575	$9,643
Amortization of intangibles	50	79
Settlement of lawsuits	192	152
Gain on sale of businesses and assets	(342)	(5)
Gain on debt extinguishment	(85)	(4,949)
Unrealized loss on equity securities	1	33
Gain on insurance	(1)	(197)
Net income tax effect	(38)	(1,219)
Non-GAAP net income	$10,352	$3,537

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,407,519	9,019,088
GAAP diluted earnings per share	$1.12	$1.07
Amortization of intangibles	0.01	0.01
Settlement of lawsuits	0.02	0.02
Gain on sale of businesses and assets	(0.04)	(0.00)
Gain on debt extinguishment	(0.01)	(0.55)
Unrealized loss on equity securities	0.00	0.00
Gain on insurance	(0.00)	(0.02)
Net income tax effect	(0.00)	(0.14)
Non-GAAP diluted earnings per share	$1.10	$0.39

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$15,911	$6,583
Amortization of intangibles	50	79
Settlement of lawsuits	192	152
Gain on sale of businesses and assets	(342)	(5)
Gain on insurance	(1)	(197)
Non-GAAP operating income	$15,810	$6,612

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	25.7%	17.1%
Amortization of intangibles	0.01%	0.2%
Settlement of lawsuits	0.3%	0.4%
Gain on sale of businesses and assets	(0.06)%	(0.0)%
Gain on insurance	(0.00)%	(0.5)%
Non-GAAP operating margin	25.6%	17.2%

* Per share amounts and percentages may not foot due to rounding.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources

At December 31, 2021, our cash and cash equivalents were approximately $18.0 million compared to $35.7 million at September 30, 2021. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2021, we had working capital of $1.3 million compared to working capital of $26.1 million as of September 30, 2021, excluding net assets held for sale (net of associated liabilities of $800,000 and $1.1 million, respectively) amounting to $2.3 million and $3.8 million as of December 31, 2021 and September 30, 2021, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. Revenues seem favorable now that all our locations are not under pandemic-related closure mandates. However, some locations do have certain restrictions still in place. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

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

We have not recently raised capital through the issuance of equity securities although we have recently issued shares of our common stock to partly pay for an acquisition (see next paragraph). Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but with the significant global impact of the COVID-19 pandemic, there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs, and restaurants/sports bars.

On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). The acquisition gives the Company presence in six additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes, and 500,000 shares of our common stock with a fair value of $30.4 million at issuance.

On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties. After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial covenants with which the Company is to be in compliance related to this loan, among which to maintain a debt service coverage of not less than 1.4 times, reviewed annually.

We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.

The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Operating activities	$16,264	$6,274
Investing activities	(48,130)	(1,013)
Financing activities	14,134	(3,899)
Net increase (decrease) in cash and cash equivalents	$(17,732)	$1,362

Cash Flows from Operating Activities

Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Net income	$10,564	$9,509
Depreciation and amortization	2,194	2,023
Gain on debt extinguishment	(83)	(4,920)
Net change in operating assets and liabilities	3,414	(495)
Other	175	157
Net cash provided by operating activities	$16,264	$6,274

Net cash provided by operating activities increased from year to year primarily driven by the impact of higher sales and lower interest expense paid partially offset by lower income tax refund in the current quarter.

Cash Flows from Investing Activities

Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2021	2020
Payments for property and equipment and intangible assets	$(9,850)	$(1,289)
Acquisition for businesses	(39,302)	-
Proceeds from sale of businesses and assets	803	-
Proceeds from insurance	185	250
Proceeds from note receivable	34	26
Net cash used in investing activities	$(48,130)	$(1,013)

Following is a breakdown of our payments for property and equipment and intangible assets for the three months ended December 31, 2021 and 2020 (in thousands):

	For the Three Months Ended December 31,
	2021	2020
New facilities, equipment and intangible assets	$8,852	$684
Maintenance capital expenditures	998	605
Total capital expenditures	$9,850	$1,289

The capital expenditures during the three months ended December 31, 2021 were composed of primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. The capital expenditures during the three months ended December 31, 2020 were composed of primarily of real estate and liquor license purchases. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities

Following are our cash flows from financing activities (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Proceeds from debt obligations	$17,002	$-
Payments on debt obligations	(2,488)	(1,745)
Purchase of treasury stock	-	(1,794)
Payment of dividends	(380)	(360)
Net cash provided by (used in) financing activities	$14,134	$(3,899)

We purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2020, while we did not purchase shares of our common stock during the three months ended December 31, 2021. We paid quarterly dividends of $0.04 per share in both the current- and prior-year first quarter.

See Note 7 to our consolidated financial statements for future maturities of our debt obligations.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.

Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Three Months
	Ended December 31,
	2021	2020
Net cash provided by operating activities	$16,264	$6,274
Less: Maintenance capital expenditures	998	605
Free cash flow	$15,266	$5,669

Our free cash flow for the current quarter increased by 169.3% compared to the comparable prior-year period primarily due to higher sales, net of related expense payments, and lower interest expense payments, partially offset by income tax refunds in the prior year and higher maintenance capital expenditures.

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

The following table presents a summary of such indicators for the three months ended December 31 (in thousands, except percentages):

		Increase		Increase
	2021	(Decrease)	2020	(Decrease)	2019

Sales of alcoholic beverages	$26,431	52.3%	$17,360	(16.3)%	$20,743
Sales of food and merchandise	10,894	26.5%	8,609	15.6%	7,447
Service revenues	20,876	107.5%	10,060	(41.5)%	17,193
Other	3,635	53.4%	2,369	(21.3)%	3,011
Total revenues	61,836	61.0%	38,398	(20.7)%	48,394
Net cash provided by operating activities	$16,264	159.2%	$6,274	(38.9)%	$10,273
Adjusted EBITDA*	$17,965	106.7%	$8,690	(26.8)%	$11,864
Free cash flow*	$15,266	169.3%	$5,669	(38.7)%	$9,252
Debt (end of period)	$161,850	20.0%	$134,821	(4.9)%	$141,826

*	See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.

Share Repurchase

We purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2020, while we did not purchase shares of our common stock during the three months ended December 31, 2021. As of December 31, 2021, we have approximately $9.0 million remaining to purchase additional shares.

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

We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All eleven of the existing Bombshells as of December 31, 2021 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.

We are currently in the process of site selection for new Bombshells locations and our first franchisee for Bombshells restaurants in the San Antonio, Texas area is scheduled to open in February 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended September 30, 2021, filed with the SEC on December 14, 2021, management concluded that our internal control over financial reporting was not effective as of September 30, 2021. In the evaluation, management identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the impairment of goodwill, indefinite-lived intangibles and long-lived assets, specifically over the precision of management’s review of certain assumptions.

Remediation Efforts to Address Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. As such, we are in the process of adding controls to increase the precision of the review of all assumptions used in the impairment valuation model. We will also conduct senior management reviews of any and all material estimates that are applied in these instances.

It is our belief that these actions will effectively remediate the existing material weakness.

Changes in Internal Control Over Financial Reporting

On October 18, 2021, we completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property (see Note 4 to our unaudited condensed consolidated financial statements). Management has considered this transaction material to the results of operations, cash flows, and financial position from the date of acquisition through December 31, 2021, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. We are currently in the process of incorporating the internal controls of the acquired group into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for September 30, 2023.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2021, we did not repurchase any shares of our common stock. As of February 7, 2022, we have approximately $9.0 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2022	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2022	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer

