Form 10-Q
period 2022-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2022-05-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, 9,416,567 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,067	$35,686
Accounts receivable, net	6,262	7,570
Current portion of notes receivable	292	220
Inventories	3,361	2,659
Prepaid expenses and other current assets	6,880	1,928
Assets held for sale	6,126	4,887
Total current assets	60,988	52,950
Property and equipment, net	203,434	175,952
Operating lease right-of-use assets, net	36,180	24,308
Notes receivable, net of current portion	5,411	2,839
Goodwill	54,484	39,379
Intangibles, net	125,284	67,824
Other assets	1,771	1,367
Total assets	$487,552	$364,619

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,255	$4,408
Accrued liabilities	15,576	10,403
Current portion of debt obligations, net	11,177	6,434
Current portion of operating lease liabilities	2,306	1,780
Total current liabilities	35,314	23,025
Deferred tax liability, net	22,040	19,137
Debt, net of current portion and debt discount and issuance costs	166,903	118,734
Operating lease liabilities, net of current portion	35,517	24,150
Other long-term liabilities	355	350
Total liabilities	260,129	185,396

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,454,267 and 8,999,910 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	94	90
Additional paid-in capital	77,553	50,040
Retained earnings	150,366	129,693
Total RCIHH stockholders’ equity	228,013	179,823
Noncontrolling interests	(590)	(600)
Total equity	227,423	179,223
Total liabilities and equity	$487,552	$364,619
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
Sales of alcoholic beverages	$27,335	$20,273	$53,766	$37,633
Sales of food and merchandise	11,160	9,538	22,054	18,147
Service revenues	21,501	11,502	42,377	21,562
Other	3,696	2,746	7,331	5,115
Total revenues	63,692	44,059	125,528	82,457
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,896	3,730	9,730	6,992
Food and merchandise sold	3,840	3,029	7,797	5,918
Service and other	24	43	124	96
Total cost of goods sold (exclusive of items shown separately below)	8,760	6,802	17,651	13,006
Salaries and wages	16,530	11,200	33,035	22,686
Selling, general and administrative	18,437	12,618	36,923	24,770
Depreciation and amortization	2,877	2,117	5,071	4,140
Other charges (gains), net	7	1,481	(144)	1,431
Total operating expenses	46,611	34,218	92,536	66,033
Income from operations	17,081	9,841	32,992	16,424
Other income (expenses)
Interest expense	(2,864)	(2,364)	(5,468)	(4,798)
Interest income	112	62	218	122
Non-operating gains, net	—	431	84	5,347
Income before income taxes	14,329	7,970	27,826	17,095
Income tax expense	3,356	1,938	6,289	1,554
Net income	10,973	6,032	21,537	15,541
Net loss (income) attributable to noncontrolling interests	(21)	59	(10)	193
Net income attributable to RCIHH common shareholders	$10,952	$6,091	$21,527	$15,734

Earnings per share
Basic and diluted	$1.15	$0.68	$2.28	$1.75

Weighted average number of common shares outstanding
Basic and diluted	9,489,085	8,999,910	9,447,854	9,009,604

Dividends per share	$0.05	$0.04	$0.09	$0.08
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares	500,000	5	30,357	—	—	—	—	30,362
Payment of dividends	—	—	—	(380)	—	—	—	(380)
Net income (loss)	—	—	—	10,575	—	—	(11)	10,564
Balance at December 31, 2021	9,499,910	95	80,397	139,888	—	—	(611)	219,769
Purchase of treasury shares	—	—	—	—	(45,643)	(2,845)	—	(2,845)
Canceled treasury shares	(45,643)	(1)	(2,844)	—	45,643	2,845	—	—
Payment of dividends	—	—	—	(474)	—	—	—	(474)
Net income	—	—	—	10,952	—	—	21	10,973
Balance at March 31, 2022	9,454,267	$94	$77,553	$150,366	—	$—	$(590)	$227,423

Balance at September 30, 2020	9,074,569	$91	$51,833	$100,797	—	$—	$(414)	$152,307
Purchase of treasury shares	—	—	—	—	(74,659)	(1,794)	—	(1,794)
Canceled treasury shares	(74,659)	(1)	(1,793)	—	74,659	1,794	—	—
Payment of dividends	—	—	—	(360)	—	—	—	(360)
Net income (loss)	—	—	—	9,643	—	—	(134)	9,509
Balance at December 31, 2020	8,999,910	90	50,040	110,080	—	—	(548)	159,662
Payment of dividends	—	—	—	(360)	—	—	—	(360)
Net income (loss)	—	—	—	6,091	—	—	(59)	6,032
Balance at March 31, 2021	8,999,910	$90	$50,040	$115,811	—	$—	$(607)	$165,334
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,537	$15,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,071	4,140
Loss (gain) on sale of businesses and assets	(708)	86
Impairment of assets	—	1,401
Unrealized loss on equity securities	1	67
Amortization of debt discount and issuance costs	136	101
Gain on debt extinguishment	(83)	(5,298)
Noncash lease expense	1,238	848
Gain on insurance	(321)	(294)
Doubtful accounts expense (reversal) on notes receivable	53	(58)
Changes in operating assets and liabilities:
Accounts receivable	1,065	3,137
Inventories	(276)	(31)
Prepaid expenses, other current and other assets	(5,360)	1,494
Accounts payable, accrued and other liabilities	5,508	(3,888)
Net cash provided by operating activities	27,861	17,246
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,910	8
Proceeds from insurance	485	294
Proceeds from notes receivable	82	61
Payments for property and equipment and intangible assets	(13,990)	(6,718)
Acquisition of businesses, net of cash acquired	(39,302)	—
Net cash used in investing activities	(49,815)	(6,355)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $650 and $0, respectively	35,742	2,176
Payments on debt obligations	(7,290)	(5,977)
Purchase of treasury stock	(2,845)	(1,794)
Payment of dividends	(854)	(720)
Payment of loan origination costs	(418)	(25)
Net cash provided by (used in) financing activities	24,335	(6,340)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,381	4,551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,686	15,605
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,067	$20,156

CASH PAID DURING PERIOD FOR:
Interest	$5,064	$5,512
Income taxes	$4,008	$29

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$22,200	$—
Debt incurred in connection with purchase of property and equipment	$2,625	$—
Note receivable from sale of property	$2,700	$—
Issuance of shares of common stock for acquisition of businesses:
Number of shares	500,000	—
Fair value	$30,362	$—
Adjustment to operating lease right-of-use assets and lease liabilities related to new and renewed leases	$19,187	$—
Unpaid liabilities on capital expenditures	$1,201	$98
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2021 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 8, 2020, the Company received approval and funding under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for its restaurants, shared service entity and lounge. See Note 9.
As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted.
We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions, where applicable. As of the date of this report, all COVID-related restrictions affecting our businesses have been lifted.
Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets
We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering the future assumed impact of the COVID-19 pandemic on sales. Based on the evaluation we conducted during the interim period ended March 31, 2022, we determined that there is no impairment in our goodwill, indefinite-lived intangibles, and long-lived assets as of March 31, 2022.
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
On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period, with interest rates on promissory notes reflective of market yields). The acquisition was structured by entering into nine asset purchase agreements, which allowed the Company to acquire from each club all of the tangible and intangible assets and personal property in that business except certain excluded assets, and two stock purchase agreements, where a newly formed subsidiary purchased 100% of the capital stock of two club-owning entities. Along with the asset and stock purchase agreements, the Company also entered into a real estate purchase and sale agreement for six real estate properties and an intellectual property purchase agreement for substantially all of the intellectual property used in the adult entertainment establishment businesses owned and operated by the sellers. The acquisition gives the Company presence in four additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes (see Note 7), and 500,000 shares of our common stock. The preliminary fair value of the consideration transferred is as follows (in thousands):

Cash	$36,800
Notes payable	21,200
Common stock	30,362
Total consideration fair value	$88,362
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending receipt of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments and subject to any working capital

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adjustments, the amount of goodwill is estimated to be $13.8 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangibles and identifiable intangibles assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $9.3 million of the recognized goodwill will be deductible for tax purposes. The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of October 18, 2021:

Current assets	$386
Property and equipment	19,534
Licenses	50,080
Trademarks	7,460
Deferred tax liability	(2,903)
Total net assets acquired	74,557
Goodwill	13,805
Acquisition price fair value	$88,362
Licenses and trademarks will not be amortized but will be tested at least annually for impairment.
The Company entered into leases with third parties for certain clubs where the real estate was not part of the acquisition. See Note 13.
In connection with the acquisition, we incurred acquisition-related expenses of approximately $417,000 ($173,000 recognized in fiscal 2021 and $244,000 recognized in fiscal 2022), of which $12,000 and $12,000 were expensed during the three and six months ended March 31, 2021 and $0 and $244,000 were expensed during the three and six months ended March 31, 2022, and in those periods included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until March 31, 2022, the eleven acquired clubs contributed revenues of $8.4 million and $14.4 million and income from operations of $2.0 million and $3.7 million during the three and six months ended March 31, 2022, respectively, which are included in our unaudited condensed consolidated statements of income. The following table presents the unaudited pro forma combined results of operations of the Company and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amounts and number of shares):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Pro forma revenues	$63,692	$47,393	$127,254	$90,777
Pro forma net income attributable to RCIHH common stockholders	$10,953	$5,615	$20,945	$15,507
Pro forma earnings per share – basic and diluted	$1.15	$0.59	$2.22	$1.63

Pro forma weighted average number of common shares outstanding	9,489,085	9,499,910	9,447,854	9,509,604
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquisition-related expenses and interest expense related to the 28 private lender group notes and 4 seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2021. Pro forma weighted average number of common shares outstanding includes the impact of 500,000 shares of our common stock issued as partial consideration for the acquisition.
On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total preliminary purchase price of $3.5 million, by which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The $3.5 million acquisition price is preliminarily allocated $2.0 million to real estate, $200,000 to tangible assets, and $1.3 million to goodwill, which is deductible for tax purposes. The note is payable $13,669 per month, including principal and interest. See Note 7. From the date of acquisition until March 31, 2022, the acquired club contributed revenues of $424,000 and $713,000 and loss from operations of $28,000 and $24,000 during the three and six months ended March 31, 2022, respectively, which are included in our unaudited condensed consolidated statement of income. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.
On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use asset and corresponding operating lease liability related to the discontinued lease.
On March 1, 2022, the Company acquired real estate in Stafford, Texas worth $3.5 million for a future Bombshells location. The Company secured a $2.6 million loan in relation to the purchase (see Note 7).
On March 1, 2022, the Company acquired real estate in Lubbock, Texas worth $400,000 to transfer one of our existing clubs due to eminent domain.
On March 23, 2022, the Company sold a property classified as held-for-sale with a carrying value of $1.9 million for $2.1 million in cash. The Company used $816,000 of the proceeds to pay off a loan related to the property.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$18,673		$8,662	$—	$27,335	$12,634		$7,639	$—	$20,273
Sales of food and merchandise	4,498		6,662	—	11,160	4,082		5,456	—	9,538
Service revenues	21,501		—	—	21,501	11,446		56	—	11,502
Other revenues	3,502		9	185	3,696	2,625		(16)	137	2,746
	$48,174		$15,333	$185	$63,692	$30,787		$13,135	$137	$44,059

Recognized at a point in time	$47,722		$15,332	$185	$63,239	$30,382		$13,134	$136	$43,652
Recognized over time	452	*	1	—	453	405	*	1	1	407
	$48,174		$15,333	$185	$63,692	$30,787		$13,135	$137	$44,059

	Six Months Ended March 31, 2022					Six Months Ended March 31, 2021
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$36,840		$16,926	$—	$53,766	$22,268		$15,365	$—	$37,633
Sales of food and merchandise	9,087		12,967	—	22,054	7,505		10,642	—	18,147
Service revenues	42,185		192	—	42,377	21,444		118	—	21,562
Other revenues	6,843		19	469	7,331	4,767		16	332	5,115
	$94,955		$30,104	$469	$125,528	$55,984		$26,141	$332	$82,457

Recognized at a point in time	$94,066		$30,102	$468	$124,636	$55,217		$26,140	$329	$81,686
Recognized over time	889	*	2	1	892	767	*	1	3	771
	$94,955		$30,104	$469	$125,528	$55,984		$26,141	$332	$82,457
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2021	Consideration Received	Recognized in Revenue	Balance at March 31, 2022
Ad revenue	$84	$450	$(330)	$204
Expo revenue	151	178	—	329
Other (including franchise fees)	119	9	(20)	108
	$354	$637	$(350)	$641
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	March 31, 2022	September 30, 2021
Credit card receivables	$2,152	$1,447
Income tax refundable	2,148	4,472
Insurance receivable	21	185
ATM in-transit	443	277
Other (net of allowance for doubtful accounts of $517 and $382, respectively)	1,498	1,189
Total accounts receivable, net	$6,262	$7,570
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $154,000 and $102,000 as of March 31, 2022 and September 30, 2021, respectively.
The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2022	September 30, 2021
Prepaid insurance	$4,712	$277
Prepaid legal	25	112
Prepaid taxes and licenses	565	380
Prepaid rent	471	309
Other	1,107	850
Total prepaid expenses and other current assets	$6,880	$1,928
A reconciliation of goodwill as of March 31, 2022 and September 30, 2021 is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2021	$59,967	$20,588	$39,379
Acquisitions (see Note 4)	15,105	—	15,105
Balance at March 31, 2022	$75,072	$20,588	$54,484

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of intangible assets, net are as follows (in thousands):

	March 31, 2022	September 30, 2021
Indefinite-lived:
Licenses	$115,266	$65,186
Trademarks	9,675	2,215
Domain names	23	23

Definite-lived:
Noncompete agreements	92	182
Discounted leases	82	86
Software	146	132
Total intangible assets, net	$125,284	$67,824
The components of accrued liabilities are as follows (in thousands):

	March 31, 2022	September 30, 2021
Insurance	$4,558	$54
Sales and liquor taxes	2,270	2,261
Payroll and related costs	4,470	3,220
Property taxes	1,063	2,178
Interest	411	145
Patron tax	399	452
Unearned revenues	641	354
Lawsuit settlement	301	378
Other	1,463	1,361
Total accrued liabilities	$15,576	$10,403

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Taxes and permits	$2,361	$2,084	$4,597	$4,112
Advertising and marketing	2,248	1,384	4,631	2,573
Supplies and services	2,175	1,488	4,155	2,716
Insurance	2,481	1,427	4,876	2,884
Legal	898	812	1,958	1,673
Lease	1,572	972	3,212	1,949
Charge card fees	1,466	695	2,797	1,259
Utilities	1,108	858	2,043	1,571
Security	1,050	830	2,137	1,690
Accounting and professional fees	622	297	1,968	1,012
Repairs and maintenance	903	677	1,628	1,250
Other	1,553	1,094	2,921	2,081
Total selling, general and administrative expenses	$18,437	$12,618	$36,923	$24,770
The components of other charges (gains), net are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Impairment of assets	$—	$1,401	$—	$1,401
Settlement of lawsuits	385	1	577	153
Loss (gain) on disposal of businesses and assets	(58)	91	(400)	86
Gain on insurance	(320)	(12)	(321)	(209)
Other charges (gains), net	$7	$1,481	$(144)	$1,431
The components of non-operating gains (losses), net are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Gain on debt extinguishment	$—	$380	$85	$5,329
Unrealized loss on equity securities	—	(34)	(1)	(67)
Other	—	85	—	85
Non-operating gains, net	$—	$431	$84	$5,347
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On March 1, 2022, the Company borrowed $2.6 million from a bank lender in relation to a purchase of real estate (see Note 4). The 21-year promissory note has an initial interest rate of 4.25% per annum, repriced after five years and then again annually to prime plus 1% with a floor rate of 4.25%. The note is payable interest only during the first 12 months; then the next 48 months with $16,338 equal monthly payments of principal and interest; then the next 191 months at an equal monthly payment based on a 20-year amortization; with the balance of principal and interest payable at the 252nd month.
Future maturities of long-term debt as of March 31, 2022 are as follows: $11.4 million, $7.5 million, $23.4 million, $7.9 million, $8.4 million and $121.4 million for the twelve months ending March 31, 2023, 2024, 2025, 2026, 2027, and thereafter, respectively. Of the maturity schedule mentioned above, $651,000, $0, $15.6 million, $0, $0 and $71.9 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.9 million and $1.6 million as of March 31, 2022 and September 30, 2021, respectively.
8. Equity
On October 18, 2021, we partially paid for an acquisition using 500,000 shares of our common stock with a fair value of $30.4 million at issuance. See Note 4.
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan is subject to approval of shareholders, and in the event that the 2022 Plan is not approved by the shareholders within one year of the date of adoption of the 2022 Plan by the board, or less than the required amount of votes of shareholders are received in favor of approval of the 2022 Plan at a duly held meeting of shareholders within one year of the board’s adoption of the 2022 Plan, then we will unwind and terminate the 2022 Plan, and all outstanding stock options granted under the 2022 Plan will be cancelled. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options each to six members of management subject to the approval of the 2022 Plan.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Income Taxes
Income tax expense was $3.4 million and $6.3 million during the three and six months ended March 31, 2022, respectively, compared to $1.9 million and $1.6 million during the three and six months ended March 31, 2021, respectively. The effective income tax expense rate was 23.4% and 22.6% for the three and six months ended March 31, 2022, respectively, compared to 24.3% and 9.1% for the three and six months ended March 31, 2021, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	7.0%	2.9%	5.0%
Permanent differences	0.5%	(5.9)%	0.4%	(7.1)%
Change in valuation allowance	—%	—%	—%	(7.4)%
Tax credits	(3.1)%	2.2%	(2.6)%	(2.3)%
Other	2.1%	—%	0.8%	—%
Total income tax expense	23.4%	24.3%	22.6%	9.1%
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
On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief became available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses were eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During fiscal 2021, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of operations for the fiscal year ended September 30, 2021. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal will be repaid as debt plus accrued interest. See Note 3.

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
The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the condensed consolidated balance sheets, amounted to $130,000 and $813,000 as of March 31, 2022 and September 30, 2021, respectively. See Note 14.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2022, we have 1 remaining unresolved claim out of the original 71 claims.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholder Class and Derivative Actions
In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints sought unspecified damages, costs, and attorneys’ fees. These lawsuits were Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also added former directors Nourdean Anakar and Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. On June 14, 2021, a scheduling order was entered in the case, setting January 9, 2023 as the trial date. On December 22, 2021, an amended scheduling order was entered, extending the trial date to April 7, 2023 and extending all other case deadlines. The Company vigorously defended against this action. In January 2022, the parties engaged in settlement discussions beginning with a formal mediation on January 13, 2022, which resulted in an agreement-in-principle to resolve the matter. On January 24, 2022, a Joint Notice of Settlement was filed. On April 15, 2022, counsel for Plaintiffs filed an Unopposed Motion for (I) Preliminary Approval of Class Action Settlement; (II) Certification of the Settlement Class; and (III) Approval of the Notice of Settlement. On April 28, 2022, the Court entered an Order preliminarily approving the Class Action Settlement and Notice. The Court set the final approval hearing for June 24, 2022. Plaintiffs have sought to extend the hearing until August to comply with certain potential notice and related obligations to the purported class, and Defendants concur with the request.
On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information, alleged failure to maintain internal controls, and alleged failure to properly manage company property. This action is in its preliminary phase, and a potential loss cannot yet be estimated. These allegations are substantively similar to claims asserted in the class action and a prior derivative action that was dismissed in June of 2021. RCI intends to vigorously defend against the action. On April 2, 2022, the Company and its current and former officers and directors named in the shareholder derivative complaint filed their Motions to Dismiss. Briefing should be concluded within the next 30 days and the Motions will be ripe for consideration.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Settlements of lawsuits for the three and six months ended March 31, 2022 amount to approximately $385,000 and $577,000, respectively, and for the three and six months ended March 31, 2021 amount to approximately $1,000 and $153,000, respectively. As of March 31, 2022 and September 30, 2021, the Company has accrued $301,000 and $378,000 in accrued liabilities, respectively, related to settlement of lawsuits.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information
The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The Other category below includes our media and energy drink divisions that are not significant to the unaudited condensed consolidated financial statements.
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues (from external customers)
Nightclubs	$48,174	$30,787	$94,955	$55,984
Bombshells	15,333	13,135	30,104	26,141
Other	185	137	469	332
	$63,692	$44,059	$125,528	$82,457

Income (loss) from operations
Nightclubs	$19,126	$10,468	$37,862	$18,963
Bombshells	3,468	3,142	6,270	5,859
Other	(34)	(139)	(77)	(214)
General corporate	(5,479)	(3,630)	(11,063)	(8,184)
	$17,081	$9,841	$32,992	$16,424

Depreciation and amortization
Nightclubs	$2,206	$1,413	$3,753	$2,737
Bombshells	454	461	883	918
Other	7	36	13	72
General corporate	210	207	422	413
	$2,877	$2,117	$5,071	$4,140

Capital expenditures
Nightclubs	$1,662	$2,201	$10,890	$3,331
Bombshells	1,901	3,104	2,205	3,255
Other	359	(2)	548	1
General corporate	218	126	347	131
	$4,140	$5,429	$13,990	$6,718

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2022	September 30, 2021
Total assets
Nightclubs	$396,560	$280,561
Bombshells	55,382	52,073
Other	2,418	1,573
General corporate	33,192	30,412
	$487,552	$364,619
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2022 amounting to $3.2 million and $31,000, respectively, and for the six months ended March 31, 2022 amounting to $6.5 million and $199,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2022 amounting to $53,000 and $122,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2021 amounting to $2.8 million and $31,000, respectively, and for the six months ended March 31, 2021 amounting to $5.6 million and $141,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2021 amounting to $49,000 and $75,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
12. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2022 and September 30, 2021, was $116.7 million and $99.7 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 (see Note 7) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $3,112 and $27,149 during the three and six months ended March 31, 2022, respectively, and $114,910 and $114,910 during the three and six months ended March 31, 2021, respectively. As of March 31, 2022 and September 30, 2021, we owed Nottingham Creations and Sherwood Forest $1,299 and $12,205, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2022 and 2021. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $3,809 and $3,809 for the three and six months ended March 31, 2022, respectively, and $0 and $0 for the three and six months ended March 31, 2021, respectively. Amounts billed directly to the Company were $3,704 and $84,700 for the three and six months ended March 31, 2022, respectively, and $55,621 and $62,751 for the three and six

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended March 31, 2021, respectively. As of March 31, 2022 and September 30, 2021, the Company owed TW Mechanical $0 and $7,500, respectively, in unpaid direct billings.
13. Leases
The Company leases certain facilities and equipment under operating leases. In relation to an acquisition that was completed on October 18, 2021 (see Note 4), the Company entered into leases with third parties for certain clubs where the real estate locations were not part of the acquisition.
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and six months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Operating lease expense – fixed payments	$1,136	$828	$2,267	$1,657
Variable lease expense	233	44	567	108
Short-term equipment and other lease expense (includes $58 and $102 recorded in advertising and marketing for the three months ended March 31, 2022 and 2021, respectively, and $130 and $159 for the six months ended March 31, 2022 and 2021, respectively; and $107 and $116 recorded in repairs and maintenance for the three months ended March 31, 2022 and 2021, respectively, and $190 and $204 for the six months ended March 31, 2022 and 2021, respectively; see Note 6)	368	318	698	547
Sublease income	(1)	(1)	(3)	(3)
Total lease expense, net	$1,736	$1,189	$3,529	$2,309

Other information:
Operating cash outflows from operating leases	$1,690	$1,162	$3,439	$2,253
Weighted average remaining lease term – operating leases			12 years	12 years
Weighted average discount rate – operating leases			5.6%	6.1%
Future maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2022 - March 2023	$2,306	$2,080	$4,386
April 2023 - March 2024	2,503	1,938	4,441
April 2024 - March 2025	2,712	1,789	4,501
April 2025 - March 2026	2,957	1,627	4,584
April 2026 - March 2027	3,118	1,452	4,570
Thereafter	24,227	5,906	30,133
	$37,823	$14,792	$52,615
The above table of maturities of operating lease liabilities does not include future payments of an assigned lease executed in April 2022 related to the October 18, 2021 acquisition, which has a total of approximately $2.6 million of future lease payments until August 2027.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Subsequent Events
On April 20, 2022, the Company finally settled all of its remaining Patron Tax liability. See Note 10.
On May 2, 2022, the Company completed an acquisition of a club in Miami, Florida for a total acquisition price of $16.0 million. The acquisition price includes $3.0 million for the real estate property covered in a stock purchase agreement payable in cash at closing, and $13.0 million for the adult entertainment business covered in a separate stock purchase agreement payable as follows: (1) $2.0 million in cash at closing; (2) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity; and (3) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity. The Company acquired 100% of the capital stock of the acquired companies in each of the stock purchase agreements mentioned above. The $5.0 million promissory note may be earlier canceled if there are any regulatory changes that would prohibit the business from operating as an adult entertainment establishment within ten years of the closing date of the stock purchase agreement.

Due to the proximity of the closing date to the filing date of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired, along with the determination of any goodwill or gain on the transaction.

The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore we could not provide supplemental pro forma information of the combined entities.

On May 2, 2022, the Company signed a franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. Upon execution of the agreement, the Company received $50,000 in development fees representing 100% of the initial franchise fee of the first restaurant.
Subsequent to the reporting date until May 6, 2022, the Company purchased 37,700 shares of its own common stock at a cost of $2.4 million.

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
Through our subsidiaries, as of March 31, 2022, we operated a total of 59 establishments that offer live adult entertainment and/or restaurant and bar operations. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
As of the release of this report, we do not know the future extent and duration of the impact of COVID-19 on our businesses. Closures and operating restrictions, as caused by local, state, and national guidelines, could lead to adverse financial results. However, we will continually monitor and evaluate the situation and will determine any further measures to be instituted. As of the date of this report, all COVID-related restrictions on our businesses have been lifted.
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
During the three and six months ended March 31, 2022, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations
Highlights of the Company's operating results are as follows:
Second Quarter 2022
•Total revenues were $63.7 million compared to $44.1 million during the comparable prior-year period, a 44.6% increase (Nightclubs revenue of $48.2 million compared to $30.8 million, a 56.5% increase; and Bombshells revenue of $15.3 million compared to $13.1 million, a 16.7% increase)
•Consolidated same-store sales increased by 9.0% (Nightclubs increased by 12.1% while Bombshells increased by 2.3%) (refer to the definition of same-store sales in the discussion of revenues below)
•Twelve newly acquired clubs contributed $8.8 million to revenues, while a newly constructed Bombshells contributed $1.9 million
•Basic and diluted earnings per share (“EPS”) of $1.15 compared to $0.68 (non-GAAP diluted EPS* of $1.19 compared to $0.75) during the comparable prior-year period
•Net cash provided by operating activities of $11.6 million compared to $11.0 million during the comparable prior-year period, a 5.7% increase (free cash flow* of $11.1 million compared to $9.0 million, a 23.3% increase)
Year-to-Date 2022
•Total revenues were $125.5 million compared to $82.5 million during the comparable prior-year period, a 52.2% increase (Nightclubs revenue of $95.0 million compared to $56.0 million, a 69.6% increase; and Bombshells revenue of $30.1 million compared to $26.1 million, a 15.2% increase)
•Consolidated same-store sales increased by 14.8% (Nightclubs increased by 20.0% while Bombshells increased by 5.0%) (refer to the definition of same-store sales in the discussion of Revenues below)
•Twelve newly acquired clubs contributed $15.1 million to revenues, while a newly constructed Bombshells contributed $2.7 million
•Basic and diluted EPS of $2.28 compared to $1.75 (non-GAAP diluted EPS* of $2.29 compared to $1.15) during the comparable prior-year period
•Net cash provided by operating activities of $27.9 million compared to $17.2 million during the comparable prior-year period, a 61.6% increase (free cash flow* of $26.3 million compared to $14.7 million, a 79.8% increase)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$27,335	42.9%	$20,273	46.0%	$7,062	34.8%
Sales of food and merchandise	11,160	17.5%	9,538	21.6%	1,622	17.0%
Service revenues	21,501	33.8%	11,502	26.1%	9,999	86.9%
Other	3,696	5.8%	2,746	6.2%	950	34.6%
Total revenues	63,692	100.0%	44,059	100.0%	19,633	44.6%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	4,896	17.9%	3,730	18.4%	(1,166)	(31.3)%
Food and merchandise sold	3,840	34.4%	3,029	31.8%	(811)	(26.8)%
Service and other	24	0.1%	43	0.3%	19	44.2%
Total cost of goods sold (exclusive of items shown separately below)	8,760	13.8%	6,802	15.4%	(1,958)	(28.8)%
Salaries and wages	16,530	26.0%	11,200	25.4%	(5,330)	(47.6)%
Selling, general and administrative	18,437	28.9%	12,618	28.6%	(5,819)	(46.1)%
Depreciation and amortization	2,877	4.5%	2,117	4.8%	(760)	(35.9)%
Other charges (gains), net	7	—%	1,481	3.4%	1,474	99.5%
Total operating expenses	46,611	73.2%	34,218	77.7%	(12,393)	(36.2)%
Income from operations	17,081	26.8%	9,841	22.3%	7,240	73.6%
Other income (expenses)
Interest expense	(2,864)	(4.5)%	(2,364)	(5.4)%	(500)	(21.2)%
Interest income	112	0.2%	62	0.1%	50	80.6%
Non-operating gains, net	—	—%	431	1.0%	(431)	(100.0)%
Income before income taxes	14,329	22.5%	7,970	18.1%	6,359	79.8%
Income tax expense	3,356	5.3%	1,938	4.4%	(1,418)	(73.2)%
Net income	$10,973	17.2%	$6,032	13.7%	$4,941	81.9%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the second quarter increased by approximately $19.6 million, or 44.6%, versus the comparable prior-year quarter due primarily to partial recovery from the COVID-19 pandemic and sales from newly acquired clubs and a new Bombshells opening. Consolidated same-store sales increased by 9.0%. The 44.6% increase in consolidated revenues was primarily from an 11.6% increase from last year’s COVID-19 closures, an 8.5% increase from the impact of same-store sales growth, a 24.2% increase from new units, with a 0.3% increase from non-core operations.
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
Segment contribution to total revenues was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Nightclubs	$48,174	$30,787
Bombshells	15,333	13,135
Other	185	137
	$63,692	$44,059
Nightclubs revenues increased by 56.5% for the quarter ended March 31, 2022 compared to the prior-year quarter, where the prior-year second quarter was just starting to ease up from government restrictions related to COVID-19. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 12.1%. Newly acquired clubs contributed $8.8 million to the total Nightclubs revenue increase of $17.4 million. By type of revenue, service revenue increased by 87.8%, alcoholic beverage sales increased by 47.8%, and food, merchandise and other revenue increased by 19.3%.
Bombshells revenues increased by 16.7%, of which 2.3% was for same-store sales increase with the remaining increase caused by one new location. By type of revenue, food and merchandise sales increased by 22.1% and alcoholic beverage sales increased by 13.4%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 73.2% from 77.7% from last year’s second quarter, although there was a $12.4 million increase, or 36.2%, which was mainly caused by costs and expenses directly related to significantly higher sales in the current-year quarter. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold increased by $2.0 million, or 28.8%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 13.8% from 15.4% mainly due to the increase in sales mix of higher-margin service revenues.
Salaries and wages increased by $5.3 million, or 47.6%, due to increase in personnel and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were 26.0% from 25.4% mainly due to additional employees from new units partially offset by fixed salaries paid on higher sales.
Selling, general and administrative expenses increased by $5.8 million, or 46.1%, primarily due to increased variable expenses related to sales activity during the current-year quarter.
Depreciation and amortization increased by $760,000, or 35.9% due to new depreciable assets from newly acquired and constructed units partially offset by fully depreciated and sold assets.
Other charges, net was a nominal net charge in the current quarter while a net charge of $1.5 million in the comparable prior-year quarter. The swing was mainly from impairment charges of $1.4 million in the prior-year quarter.
Income (Loss) from Operations
For the three months ended March 31, 2022 and 2021, our consolidated operating margin was 26.8% and 22.3%, respectively. The main driver for the increase in operating margin is the leveraging of fixed expenses on higher sales.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Nightclubs	$19,126	$10,468
Bombshells	3,468	3,142
Other	(34)	(139)
General corporate	(5,479)	(3,630)
	$17,081	$9,841
Nightclubs operating margin was 39.7% and 34.0% for the three months ended March 31, 2022 and 2021, respectively, while operating margin for Bombshells was 22.6% and 23.9%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher-margin service revenues and the leveraging of fixed operating costs and expenses in relation to higher sales. The decrease in Bombshells operating margin was mainly from cost inefficiencies from initial operations of the newly opened Bombshells unit.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 36.

	For the Three Months Ended March 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$19,126	$3,468	$(34)	$(5,479)	$17,081
Amortization of intangibles	47	1	—	1	49
Settlement of lawsuits	277	—	—	108	385
Loss (gain) on sale of businesses and assets	(125)	4	—	63	(58)
Gain on insurance	(320)	—	—	—	(320)
Non-GAAP operating income (loss)	$19,005	$3,473	$(34)	$(5,307)	$17,137

GAAP operating margin	39.7%	22.6%	(18.4)%	(8.6)%	26.8%
Non-GAAP operating margin	39.5%	22.7%	(18.4)%	(8.3)%	26.9%

	For the Three Months Ended March 31, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$10,468	$3,142	$(139)	$(3,630)	$9,841
Amortization of intangibles	47	3	29	—	79
Settlement of lawsuits	(4)	—	5	—	1
Impairment of assets	1,401	—	—	—	1,401
Loss on sale of businesses and assets	14	47	—	30	91
Loss (gain) on insurance	32	—	—	(44)	(12)
Non-GAAP operating income (loss)	$11,958	$3,192	$(105)	$(3,644)	$11,401

GAAP operating margin	34.0%	23.9%	(101.5)%	(8.2)%	22.3%
Non-GAAP operating margin	38.8%	24.3%	(76.6)%	(8.3)%	25.9%
Other Income/Expenses
Interest expense increased by $500,000, or 21.2%, which was mainly caused by higher average debt balance and partially offset by a lower average interest rate.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $4.4 million and $3.3 million for the quarters ended March 31, 2022 and 2021, respectively. As a percentage of revenue, total occupancy costs were 7.0% and 7.6% during the quarters ended March 31, 2022 and 2021, respectively, primarily due to the increase in sales base.
Income Taxes
Income tax expense was $3.4 million during the quarter ended March 31, 2022 compared to $1.9 million during the quarter ended March 31, 2021. The effective income tax rate was 23.4% and 24.3% for the quarters ended March 31, 2022 and 2021, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended March 31,
	2022	2021
Computed expected income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	7.0%
Permanent differences	0.5%	(5.9)%
Tax credit	(3.1)%	2.2%
Other	2.1%	—%
Total income tax expense	23.4%	24.3%

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
The following table summarizes our results of operations for the six months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended March 31, 2022		For the Six Months Ended March 31, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$53,766	42.8%	$37,633	45.6%	$16,133	42.9%
Sales of food and merchandise	22,054	17.6%	18,147	22.0%	3,907	21.5%
Service revenues	42,377	33.8%	21,562	26.1%	20,815	96.5%
Other	7,331	5.8%	5,115	6.2%	2,216	43.3%
Total revenues	125,528	100.0%	82,457	100.0%	43,071	52.2%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	9,730	18.1%	6,992	18.6%	(2,738)	(39.2)%
Food and merchandise sold	7,797	35.4%	5,918	32.6%	(1,879)	(31.8)%
Service and other	124	0.2%	96	0.4%	(28)	(29.2)%
Total cost of goods sold (exclusive of items shown separately below)	17,651	14.1%	13,006	15.8%	(4,645)	(35.7)%
Salaries and wages	33,035	26.3%	22,686	27.5%	(10,349)	(45.6)%
Selling, general and administrative	36,923	29.4%	24,770	30.0%	(12,153)	(49.1)%
Depreciation and amortization	5,071	4.0%	4,140	5.0%	(931)	(22.5)%
Other charges (gains), net	(144)	(0.1)%	1,431	1.7%	1,575	110.1%
Total operating expenses	92,536	73.7%	66,033	80.1%	(26,503)	(40.1)%
Income from operations	32,992	26.3%	16,424	19.9%	16,568	100.9%
Other income (expenses)
Interest expense	(5,468)	(4.4)%	(4,798)	(5.8)%	(670)	(14.0)%
Interest income	218	0.2%	122	0.1%	96	78.7%
Non-operating gains, net	84	0.1%	5,347	6.5%	(5,263)	(98.4)%
Income before income taxes	27,826	22.2%	17,095	20.7%	10,731	62.8%
Income tax expense	6,289	5.0%	1,554	1.9%	(4,735)	(304.7)%
Net income	$21,537	17.2%	$15,541	18.8%	$5,996	38.6%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the six months ended March 31, 2022 increased by approximately $43.1 million, or 52.2%, versus to the comparable prior-year period due primarily to partial recovery from the COVID-19 pandemic and sales from newly acquired clubs and a new Bombshells opening. Consolidated same-store sales increased by 14.8%. The 52.2% increase in consolidated revenues was primarily from a 21.6% increase from new units, a 16.9% increase from last year’s COVID-19 closures, a 13.5% increase from the impact of same-store sales growth, with a 0.3% increase from non-core operations.
Refer to the definition of same-store sales in the Revenues section of the second quarter discussion above.

Segment contribution to total revenues was as follows (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Nightclubs	$94,955	$55,984
Bombshells	30,104	26,141
Other	469	332
	$125,528	$82,457
Nightclubs revenues increased by 69.6% for the six months ended March 31, 2022 compared to the comparable prior-year period, where the prior-year first quarter was still heavily impacted by government restrictions related to COVID-19. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 20.0%. Newly acquired clubs contributed $15.1 million to the total Nightclubs revenue increase of $39.0 million. By type of revenue, service revenue increased by 96.7%, alcoholic beverage sales increased by 65.4%, and food, merchandise and other revenue increased by 29.8%.
Bombshells revenues increased by 15.2%, of which 5.0% was for same-store sales increase with the remaining increase caused by one new location. By type of revenue, food, merchandise and other revenue increased by 22.3% while alcoholic beverages sales increased by 10.2%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 73.7% from 80.1% from last year’s six-month period, although there was an $26.5 million increase, or 40.1%, which was mainly caused by costs and expenses directly related to significantly higher sales in the current six-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold increased by $4.6 million, or 35.7%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 14.1% from 15.8% mainly due to the increase in sales mix of higher-margin service revenues.
Salaries and wages increased by $10.3 million, or 45.6%, due to increase in personnel and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were 26.3% from 27.5% mainly due to fixed salaries paid on higher sales partially offset by additional employees from new units.
Selling, general and administrative expenses increased by $12.2 million, or 49.1%, primarily due to increased variable expenses related to sales activity during the current period.
Depreciation and amortization increased by $931,000, or 22.5% due to new depreciable assets from newly acquired and constructed units partially offset by fully depreciated and sold assets.
Other charges (gains), net shifted from a $1.4 million net charge to a $144,000 net gain. The swing was mainly from impairment charges of $1.4 million in the prior-year period.
Income (Loss) from Operations
For the six months ended March 31, 2022 and 2021, our consolidated operating margin was 26.3% and 19.9%, respectively. The main driver for the increase in operating margin is the leveraging of fixed expenses on higher sales.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Nightclubs	$37,862	$18,963
Bombshells	6,270	5,859
Other	(77)	(214)
General corporate	(11,063)	(8,184)
	$32,992	$16,424
Nightclubs operating margin was 39.9% and 33.9% for the six months ended March 31, 2022 and 2021, respectively, while operating margin for Bombshells was 20.8% and 22.4%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher-margin service revenues and the leveraging of fixed operating costs and expenses in relation to higher sales. The decrease in Bombshells operating margin was mainly from preopening expenses related to the new Bombshells unit.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 36.

	For the Six Months Ended March 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$37,862	$6,270	$(77)	$(11,063)	$32,992
Amortization of intangibles	94	4	—	1	99
Settlement of lawsuits	454	10	—	113	577
Loss (gain) on sale of businesses and assets	(80)	17	—	(337)	(400)
Gain on insurance	(321)	—	—	—	(321)
Non-GAAP operating income (loss)	$38,009	$6,301	$(77)	$(11,286)	$32,947

GAAP operating margin	39.9%	20.8%	(16.4)%	(8.8)%	26.3%
Non-GAAP operating margin	40.0%	20.9%	(16.4)%	(9.0)%	26.2%

	For the Six Months Ended March 31, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,963	$5,859	$(214)	$(8,184)	$16,424
Amortization of intangibles	94	7	57	—	158
Settlement of lawsuits	114	34	5	—	153
Impairment of assets	1,401	—	—	—	1,401
Loss on sale of businesses and assets	14	47	—	25	86
Gain on insurance	(165)	—	—	(44)	(209)
Non-GAAP operating income (loss)	$20,421	$5,947	$(152)	$(8,203)	$18,013

GAAP operating margin	33.9%	22.4%	(64.5)%	(9.9)%	19.9%
Non-GAAP operating margin	36.5%	22.7%	(45.8)%	(9.9)%	21.8%
Other Income/Expenses
Interest expense increased by $670,000, or 14.0%, which was mainly caused by higher average debt balance and partially offset by a lower average interest rate.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $8.7 million and $6.7 million for the six months ended March 31, 2022 and 2021, respectively. As a percentage of revenue, total occupancy costs were 6.9% and 8.2% during the six months ended March 31, 2022 and 2021, respectively, primarily due to the increase in sales base.
Non-operating gains decreased by $5.3 million, which was primarily the gain on debt extinguishment from the PPP loans during last year's first quarter.
Income Taxes
Income tax expense was $6.3 million during the six months ended March 31, 2022 compared to $1.6 million during the comparable prior-year period. The effective income tax rate was 22.6% and 9.1% for the six months ended March 31, 2022 and 2021, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Six Months Ended March 31,
	2022	2021
Computed expected income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	5.0%
Permanent differences	0.4%	(7.1)%
Change in valuation allowance	—%	(7.4)%
Tax credit	(2.6)%	(2.3)%
Other	0.8%	—%
Total income tax expense	22.6%	9.1%
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized gains or losses on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, and (h) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 21.8% and 24.2% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2022 and 2021, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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
The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2022 and 2021 (in thousands, except per share, number of shares and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$10,952	$6,091	$21,527	$15,734
Income tax expense	3,356	1,938	6,289	1,554
Interest expense, net	2,752	2,302	5,250	4,676
Settlement of lawsuits	385	1	577	153
Impairment of assets	—	1,401	—	1,401
Loss (gain) on sale of businesses and assets	(58)	91	(400)	86
Gain on debt extinguishment	—	(380)	(85)	(5,329)
Unrealized loss on equity securities	—	34	1	67
Gain on insurance	(320)	(12)	(321)	(209)
Depreciation and amortization	2,877	2,117	5,071	4,140
Adjusted EBITDA	$19,944	$13,583	$37,909	$22,273

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$10,952	$6,091	$21,527	$15,734
Amortization of intangibles	49	79	99	158
Settlement of lawsuits	385	1	577	153
Impairment of assets	—	1,401	—	1,401
Loss (gain) on sale of businesses and assets	(58)	91	(400)	86
Gain on debt extinguishment	—	(380)	(85)	(5,329)
Unrealized loss on equity securities	—	34	1	67
Gain on insurance	(320)	(12)	(321)	(209)
Net income tax effect	291	(522)	253	(1,741)

Non-GAAP net income	$11,299	$6,783	$21,651	$10,320

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,489,085	8,999,910	9,447,854	9,009,604
GAAP diluted earnings per share	$1.15	$0.68	$2.28	$1.75
Amortization of intangibles	0.01	0.01	0.01	0.02
Settlement of lawsuits	0.04	0.00	0.06	0.02
Impairment of assets	0.00	0.16	0.00	0.16
Loss (gain) on sale of businesses and assets	(0.01)	0.01	(0.04)	0.01
Gain on debt extinguishment	0.00	(0.04)	(0.01)	(0.59)
Unrealized loss on equity securities	0.00	0.00	0.00	0.01
Gain on insurance	(0.03)	0.00	(0.03)	(0.02)
Net income tax effect	0.03	(0.06)	0.03	(0.19)
Non-GAAP diluted earnings per share	$1.19	$0.75	$2.29	$1.15

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$17,081	$9,841	$32,992	$16,424
Amortization of intangibles	49	79	99	158
Settlement of lawsuits	385	1	577	153
Impairment of assets	—	1,401	—	1,401
Loss (gain) on sale of businesses and assets	(58)	91	(400)	86
Gain on insurance	(320)	(12)	(321)	(209)
Non-GAAP operating income	$17,137	$11,401	$32,947	$18,013

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	26.8%	22.3%	26.3%	19.9%
Amortization of intangibles	0.1%	0.2%	0.1%	0.2%
Settlement of lawsuits	0.6%	0.0%	0.5%	0.2%
Impairment of assets	0.0%	3.2%	0.0%	1.7%
Loss (gain) on sale of businesses and assets	(0.1)%	0.2%	(0.3)%	0.1%
Gain on insurance	(0.5)%	0.0%	(0.3)%	(0.3)%
Non-GAAP operating margin	26.9%	25.9%	26.2%	21.8%
* Per share amounts and percentages may not foot due to rounding.
The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.
Liquidity and Capital Resources
At March 31, 2022, our cash and cash equivalents were approximately $38.1 million compared to $35.7 million at September 30, 2021. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2022, we had working capital of $23.1 million compared to working capital of $26.1 million as of September 30, 2021, excluding net assets held for sale (net of associated liabilities of $3.6 million and $1.1 million, respectively) amounting to $2.6 million and $3.8 million as of March 31, 2022 and September 30, 2021, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. Revenues seem favorable now that all our locations are not under pandemic-related closure mandates. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We continue to adhere to state and local government mandates regarding the pandemic and, since March 2020, have closed and reopened a number of our locations depending on changing government mandates, including operating hour and limited occupancy restrictions, where applicable. Currently, all of our locations are open except one club that is being renovated and/or remodeled.
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
On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $88.4 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period). The acquisition gives the Company presence in four additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes, and 500,000 shares of our common stock with a fair value of $30.4 million at issuance.
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
On May 2, 2022, the Company completed an acquisition of a club in Miami, Florida for a total acquisition price of $16.0 million. The acquisition price includes $3.0 million for the real estate property covered in a stock purchase agreement payable in cash at closing, and $13.0 million for the adult entertainment business covered in a separate stock purchase agreement payable as follows: (1) $2.0 million in cash at closing; (2) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal and accrued interest due at maturity; and (3) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity. The $5.0 million promissory note may be earlier canceled if there are any regulatory changes that would prohibit the business from operating as an adult entertainment establishment within ten years of the closing date of the stock purchase agreement.
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Operating activities	$27,861	$17,246
Investing activities	(49,815)	(6,355)
Financing activities	24,335	(6,340)
Net increase in cash and cash equivalents	$2,381	$4,551
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Net income	$21,537	$15,541
Depreciation and amortization	5,071	4,140
Impairment of assets	—	1,401
Gain on debt extinguishment	(83)	(5,298)
Net change in operating assets and liabilities	937	712
Other	399	750
Net cash provided by operating activities	$27,861	$17,246
Net cash provided by operating activities increased from year to year primarily driven by the impact of higher sales and lower interest expense paid partially offset by income tax refunds in the prior year compared to income tax payments in the current year.
Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Payments for property and equipment and intangible assets	$(13,990)	$(6,718)
Acquisition of businesses	(39,302)	—
Proceeds from sale of businesses and assets	2,910	8
Proceeds from insurance	485	294
Proceeds from notes receivable	82	61
Net cash used in investing activities	$(49,815)	$(6,355)

Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2022 and 2021 (in thousands):

	For the Six Months Ended March 31,
	2022	2021
New facilities, equipment, and intangible assets	$12,474	$4,127
Maintenance capital expenditures	1,516	2,591
Total capital expenditures	$13,990	$6,718
The capital expenditures during the six months ended March 31, 2022 were composed of primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. The capital expenditures during the six months ended March 31, 2021 were composed of primarily of real estate and liquor license purchases. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Proceeds from debt obligations	$35,742	$2,176
Payments on debt obligations	(7,290)	(5,977)
Purchase of treasury stock	(2,845)	(1,794)
Payment of dividends	(854)	(720)
Payment of loan origination costs	(418)	(25)
Net cash provided by (used in) financing activities	$24,335	$(6,340)
We purchased 45,643 shares of our common stock at an average price of $62.33 during the six months ended March 31, 2022, while we purchased 74,659 shares of our common stock at an average price of $24.03 during the six months ended March 31, 2021. We paid quarterly dividends of $0.04 per share in both the current- and prior-year periods, except for the second quarter of fiscal 2022 where we paid $0.05 per share.
See Note 7 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Six Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$27,861	$17,246
Less: Maintenance capital expenditures	1,516	2,591
Free cash flow	$26,345	$14,655
Our free cash flow for the current six-month period increased by 79.8% compared to the comparable prior-year period primarily due to higher sales, net of related expense payments, lower interest expense payments, and lower maintenance capital expenditures, partially offset by income tax refunds in the prior year and income tax payments in the current year.
We do not include capital expenditures related to new facilities construction, equipment and intangibles assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.

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
The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Sales of alcoholic beverages	$53,766	42.9%	$37,633	(0.1)%	$37,662
Sales of food and merchandise	22,054	21.5%	18,147	30.3%	13,926
Service revenues	42,377	96.5%	21,562	(31.6)%	31,541
Other	7,331	43.3%	5,115	(10.1)%	5,691
Total revenues	125,528	52.2%	82,457	(7.2)%	88,820
Net cash provided by operating activities	$27,861	61.6%	$17,246	43.9%	$11,981
Net income attributable to RCIHH common stockholders	$21,527	36.8%	$15,734	621.1%	$2,182
Adjusted EBITDA*	$37,909	70.2%	$22,273	12.1%	$19,877
Free cash flow*	$26,345	79.8%	$14,655	48.5%	$9,870
Debt (end of period)	$178,080	34.5%	$132,412	(5.7)%	$140,440
*See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.
Share Repurchase
We purchased 45,643 shares of our common stock at an average price of $62.33 during the six months ended March 31, 2022, while we purchased 74,659 shares of our common stock at an average price of $24.03 during the six months ended March 31, 2021. As of March 31, 2022, we have approximately $6.1 million remaining to purchase additional shares.
Subsequent to the reporting date until May 6, 2022, the Company purchased 37,700 shares of its own common stock at a cost of $2.4 million.
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

Based on our current capital allocation strategy:
•We consider acquiring or developing our own clubs or restaurants that we believe have the potential to provide a minimum cash on cash return of 25%-33%, absent an otherwise strategic rationale;
•We consider disposing of underperforming units to free up capital for more productive use;
•We consider buying back our own stock if the after-tax yield on free cash flow is above 10%;
•We consider paying down our most expensive debt if it makes sense on a tax adjusted basis, or there is an otherwise strategic rationale.
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
We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All eleven of the existing Bombshells as of March 31, 2022 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
We are currently in the process of site selection for new Bombshells locations and made a purchase of real estate in Stafford, Texas for a future Bombshells site. Our first franchisee for Bombshells restaurants in the San Antonio, Texas area is scheduled to open in June 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2022, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2021.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2022. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Changes in Internal Control Over Financial Reporting
On October 18, 2021, we completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property (see Note 4 to our unaudited condensed consolidated financial statements). Management has considered this transaction material to the results of operations, cash flows, and financial position from the date of acquisition through March 31, 2022, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. We are currently in the process of incorporating the internal controls of the acquired group into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for September 30, 2023.
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as any additional risks relating to the conflict between Russia and Ukraine, as discussed below. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The ongoing conflict between Russia and Ukraine could have adverse effects on global macroeconomic conditions which could negatively impact our business, financial condition, and results of operations. The conflict is highly unpredictable and has already resulted in significant volatility in oil and natural gas prices worldwide. We currently have some software developers in Ukraine and the uncertainty of their living conditions has delayed some of the deliverables in our soon-to-

launch internet venture. In addition, the conflict could lead to increased cyberattacks or could aggravate other risk factors that we have previously identified.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We purchased 45,643 shares of our common stock at an average price of $62.33 during the three months ended March 31, 2022. As of March 31, 2022, we have approximately $6.1 million remaining to purchase additional shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2022	—	—	—	$8,961,775
February 1-28, 2022	11,793	$63.80	11,793	$8,209,404
March 1-31, 2022	33,850	$61.82	33,850	$6,116,635
	45,643	$62.33	45,643
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

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 9, 2022	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 9, 2022	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer