Form 10-Q
period 2022-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2022-08-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, 9,243,948 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,500	$35,686
Accounts receivable, net	3,955	7,570
Current portion of notes receivable	226	220
Inventories	3,749	2,659
Prepaid expenses and other current assets	4,475	1,928
Assets held for sale	6,989	4,887
Total current assets	56,894	52,950
Property and equipment, net	208,710	175,952
Operating lease right-of-use assets, net	37,753	24,308
Notes receivable, net of current portion	4,750	2,839
Goodwill	61,399	39,379
Intangibles, net	130,585	67,824
Other assets	2,088	1,367
Total assets	$502,179	$364,619

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,767	$4,408
Accrued liabilities	12,888	10,403
Current portion of debt obligations, net	12,295	6,434
Current portion of operating lease liabilities	2,730	1,780
Total current liabilities	33,680	23,025
Deferred tax liability, net	24,074	19,137
Debt, net of current portion and debt discount and issuance costs	175,670	118,734
Operating lease liabilities, net of current portion	36,719	24,150
Other long-term liabilities	351	350
Total liabilities	270,494	185,396

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,286,198 and 8,999,910 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	93	90
Additional paid-in capital	68,342	50,040
Retained earnings	163,800	129,693
Total RCIHH stockholders’ equity	232,235	179,823
Noncontrolling interests	(550)	(600)
Total equity	231,685	179,223
Total liabilities and equity	$502,179	$364,619

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
Sales of alcoholic beverages	$29,738	$25,092	$83,504	$62,725
Sales of food and merchandise	11,574	12,058	33,628	30,205
Service revenues	25,444	16,880	67,821	38,442
Other	3,958	3,830	11,289	8,945
Total revenues	70,714	57,860	196,242	140,317
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,177	4,621	14,907	11,613
Food and merchandise sold	3,959	4,043	11,756	9,961
Service and other	46	208	170	304
Total cost of goods sold (exclusive of items shown separately below)	9,182	8,872	26,833	21,878
Salaries and wages	17,387	13,870	50,422	36,556
Selling, general and administrative	19,572	14,697	56,495	39,467
Depreciation and amortization	2,565	2,057	7,636	6,197
Other charges (gains), net	1,501	(143)	1,357	1,288
Total operating expenses	50,207	39,353	142,743	105,386
Income from operations	20,507	18,507	53,499	34,931
Other income (expenses)
Interest expense	(3,028)	(2,281)	(8,496)	(7,079)
Interest income	103	72	321	194
Non-operating gains, net	127	9	211	5,356
Income before income taxes	17,709	16,307	45,535	33,402
Income tax expense	3,767	3,986	10,056	5,540
Net income	13,942	12,321	35,479	27,862
Net loss (income) attributable to noncontrolling interests	(40)	(19)	(50)	174
Net income attributable to RCIHH common shareholders	$13,902	$12,302	$35,429	$28,036

Earnings per share
Basic and diluted	$1.48	$1.37	$3.76	$3.11

Weighted average number of common shares outstanding
Basic and diluted	9,389,675	8,999,910	9,428,461	9,006,373

Dividends per share	$0.05	$0.04	$0.14	$0.12
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares	500,000	5	30,357	—	—	—	—	30,362
Payment of dividends	—	—	—	(380)	—	—	—	(380)
Net income (loss)	—	—	—	10,575	—	—	(11)	10,564
Balance at December 31, 2021	9,499,910	95	80,397	139,888	—	—	(611)	219,769
Purchase of treasury shares	—	—	—	—	(45,643)	(2,845)	—	(2,845)
Canceled treasury shares	(45,643)	(1)	(2,844)	—	45,643	2,845	—	—
Payment of dividends	—	—	—	(474)	—	—	—	(474)
Net income	—	—	—	10,952	—	—	21	10,973
Balance at March 31, 2022	9,454,267	94	77,553	150,366	—	—	(590)	227,423
Purchase of treasury shares	—	—	—	—	(168,069)	(9,212)	—	(9,212)
Canceled treasury shares	(168,069)	(1)	(9,211)	—	168,069	9,212	—	—
Payment of dividends	—	—	—	(468)	—	—	—	(468)
Net income	—	—	—	13,902	—	—	40	13,942
Balance at June 30, 2022	9,286,198	$93	$68,342	$163,800	—	$—	$(550)	$231,685

Balance at September 30, 2020	9,074,569	$91	$51,833	$100,797	—	$—	$(414)	$152,307
Purchase of treasury shares	—	—	—	—	(74,659)	(1,794)	—	(1,794)
Canceled treasury shares	(74,659)	(1)	(1,793)	—	74,659	1,794	—	—
Payment of dividends	—	—	—	(360)	—	—	—	(360)
Net income (loss)	—	—	—	9,643	—	—	(134)	9,509
Balance at December 31, 2020	8,999,910	90	50,040	110,080	—	—	(548)	159,662
Payment of dividends	—	—	—	(360)	—	—	—	(360)
Net income (loss)	—	—	—	6,091	—	—	(59)	6,032
Balance at March 31, 2021	8,999,910	90	50,040	115,811	—	—	(607)	165,334
Payment of dividends	—	—	—	(360)	—	—	—	(360)
Net income	—	—	—	12,302	—	—	19	12,321
Balance at June 30, 2021	8,999,910	$90	$50,040	$127,753	—	$—	$(588)	$177,295
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,479	$27,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,636	6,197
Deferred income tax benefit	(409)	(430)
Gain on sale of businesses and assets	(1,282)	(626)
Impairment of assets	1,722	1,672
Unrealized loss on equity securities	1	58
Amortization of debt discount and issuance costs	199	160
Gain on debt extinguishment	(83)	(5,298)
Noncash lease expense	1,725	1,282
Gain on insurance	(408)	(294)
Doubtful accounts expense (reversal) on notes receivable	753	(22)
Changes in operating assets and liabilities:
Accounts receivable	3,411	4,309
Inventories	(492)	(107)
Prepaid expenses, other current and other assets	(3,271)	2,346
Accounts payable, accrued and other liabilities	1,773	(4,892)
Net cash provided by operating activities	46,754	32,217
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	4,611	3,213
Proceeds from insurance	515	294
Proceeds from notes receivable	127	95
Payments for property and equipment and intangible assets	(17,173)	(10,788)
Acquisition of businesses, net of cash acquired	(44,302)	—
Net cash used in investing activities	(56,222)	(7,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $650 and $0, respectively	35,820	2,176
Payments on debt obligations	(10,714)	(10,845)
Purchase of treasury stock	(12,057)	(1,794)
Payment of dividends	(1,322)	(1,080)
Payment of loan origination costs	(445)	(25)
Net cash provided by (used in) financing activities	11,282	(11,568)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,814	13,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,686	15,605
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,500	$29,068

CASH PAID DURING PERIOD FOR:
Interest	$7,915	$7,761
Income taxes	$8,990	$4,047

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$33,200	$—
Debt incurred in connection with purchase of property and equipment	$4,820	$—
Note receivable from sale of property	$2,700	$—
Issuance of shares of common stock for acquisition of businesses:
Number of shares	500,000	—
Fair value	$30,362	$—
Adjustment to operating lease right-of-use assets and lease liabilities related to new and renewed leases	$21,247	$217
Unpaid liabilities on capital expenditures	$1,325	$995
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2021 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
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
3. Ongoing Impact of COVID-19 Pandemic and Potential Economic Slowdown
Our businesses were heavily impacted by the COVID-19 pandemic since its declaration as a national emergency in March 2020. We had a major disruption in our business operations that affected our cash flow. The pandemic resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In 2021, our businesses started and continue to recover to date from the initial effects of the pandemic. There have been several variants to the coronavirus since then that threatened our operations throughout the period of recovery. We continue to adhere to state and local government mandates regarding the pandemic.
Since early 2021, there has been a worldwide increase in inflation. In the event this global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets
We consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering a probable economic slowdown on sales and, to a lesser extent, the future assumed impact of the COVID-19 pandemic. Based on the evaluation we conducted during the interim period ended June 30, 2022, we determined that our assets are impaired in a total amount of $1.7 million comprised of $400,000 in goodwill (for one club), $1.0 million in property and equipment ($379,000 for one club and $650,000 for one Bombshells), and $293,000 in SOB license (for one club). See Note 6.
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
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending receipt of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments and subject to any working capital adjustments, the amount of goodwill is estimated to be $13.8 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangibles and identifiable intangibles assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $9.3 million of the recognized goodwill will be deductible for tax

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purposes. The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of October 18, 2021:

Current assets	$386
Property and equipment	19,534
Licenses	50,080
Tradenames	7,460
Deferred tax liability	(2,903)
Total net assets acquired	74,557
Goodwill	13,805
Acquisition price fair value	$88,362
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
The Company entered into leases with third parties for certain clubs where the real estate was not part of the acquisition. See Note 13.
In connection with this acquisition, we incurred acquisition-related expenses of approximately $403,000 ($162,000 recognized in fiscal 2021 and $241,000 recognized in fiscal 2022), of which $30,000 and $42,000 were expensed during the three and nine months ended June 30, 2021 and $7,000 and $241,000 were expensed during the three and nine months ended June 30, 2022, and in those periods included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until June 30, 2022, the eleven acquired clubs contributed revenues of $10.3 million and $24.7 million and income from operations of $3.6 million and $7.3 million during the three and nine months ended June 30, 2022, respectively, which are included in our unaudited condensed consolidated statements of income. The following table presents the unaudited pro forma combined results of operations of the Company and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amounts and number of shares):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Pro forma revenues	$70,714	$64,407	$197,968	$155,184
Pro forma net income attributable to RCIHH common stockholders	$13,931	$13,745	$34,876	$29,252
Pro forma earnings per share – basic and diluted	$1.48	$1.45	$3.70	$3.08

Pro forma weighted average number of common shares outstanding	9,389,675	9,499,910	9,428,461	9,506,373
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total preliminary purchase price of $3.5 million, by which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The $3.5 million acquisition price is preliminarily allocated $2.0 million to real estate, $200,000 to tangible assets, and $1.3 million to goodwill, which is deductible for tax purposes. The note is payable $13,669 per month, including principal and interest. See Note 7. The Company incurred approximately $21,000 of acquisition-related costs for this acquisition, of which $11,000 was incurred in fiscal 2021 and $10,000 was incurred in the first quarter of fiscal 2022, both of which were included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. From the date of acquisition until June 30, 2022, the acquired club contributed revenues of $433,000 and $1,146,000 and loss from operations of $5,000 and $29,000 during the three and nine months ended June 30, 2022, respectively, which are included in our unaudited condensed consolidated statement of income. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.
On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use asset and corresponding operating lease liability related to the discontinued lease.
On March 1, 2022, the Company acquired real estate in Stafford, Texas for $3.5 million for a future Bombshells location. The Company secured a $2.6 million loan in relation to the purchase (see Note 7).
On March 1, 2022, the Company acquired real estate in Lubbock, Texas for $400,000 to move one of our existing clubs due to eminent domain on the current location.
On March 23, 2022, the Company sold a property classified as held-for-sale with a carrying value of $1.9 million for $2.1 million in cash. The Company used $816,000 of the proceeds to pay off a loan related to the property.
On May 2, 2022, the Company completed an acquisition of a club in Miami, Florida for a total acquisition price of $16.0 million. The acquisition price includes $3.0 million for the real estate property covered in a stock purchase agreement payable in cash at closing, and $13.0 million for the adult entertainment business covered in a separate stock purchase agreement payable as follows: (1) $2.0 million in cash at closing; (2) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity; and (3) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity. The Company acquired 100% of the capital stock of the acquired companies in each of the stock purchase agreements mentioned above. The $5.0 million promissory note may be earlier canceled if there are any regulatory changes that would prohibit the business from operating as an adult entertainment establishment within ten years of the closing date of the stock purchase agreement. Based on recent renewals of licenses of similar businesses in the region where the club operates, the Company believes that the probability of any changes to the regulatory environment is low as of the reporting date and would not materially impact the fair value of the debt.
The preliminary fair value of the consideration transferred is as follows (in thousands) as of May 2, 2022:

Cash	$5,000
Notes payable	11,000
Total consideration fair value	$16,000
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction, including the fair value of the contingent debt consideration. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets and the fair value of the contingent debt consideration are provisional pending receipt of the final valuations for those items. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments and subject to any working capital adjustments, the amount of goodwill is estimated to be $7.3 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangibles and identifiable intangibles assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
annually for impairment. The recognized goodwill will not be deductible for tax purposes. The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of May 2, 2022:

Current assets	$172
Property and equipment	5,336
Licenses	4,510
Tradenames	1,110
Deferred tax liability	(2,443)
Total net assets acquired	8,685
Goodwill	7,315
Acquisition price fair value	$16,000
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
In connection with this acquisition, we incurred acquisition-related expenses of approximately $8,000 and $8,000 expensed during the three and nine months ended June 30, 2022, respectively, and included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until June 30, 2022, the acquired club contributed revenues of $1.1 million and $1.1 million and income from operations of $497,000 and $497,000 during the three and nine months ended June 30, 2022, respectively, which are included in our unaudited condensed consolidated statements of income.

The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore we could not provide supplemental pro forma information of the combined entities.
On May 17, 2022, the Company sold a property classified as held-for sale with a carrying value of $1.1 million for $1.7 million in cash. The Company used $1.6 million of the proceeds to pay off a loan related to the property.
On May 23, 2022, the Company acquired real estate in Rowlett, Texas for $3.3 million for a future Bombshells location. The Company secured a $2.2 million loan in relation to the purchase (see Note 7).
On July 12, 2022, the Company received $6.0 million from the Philadelphia Regional Port Authority for one of the Company's rental properties, with a carrying value of $4.9 million, due to eminent domain. The Company paid the current lessee a lease termination fee of $250,000, which will be included in other charges (gains), net in our consolidated statement of income for the year ending September 30, 2022. The Company used $2.1 million of the proceeds to pay down a loan related to the property.
On July 21, 2022, the Company acquired a club in Odessa, Texas for a total of $1.8 million, of which $1.0 million was for the real estate and $800,000 for the adult entertainment business. The Company paid $1.0 million at closing for the real estate and executed an $800,000 6% seller-financed promissory note for the business. The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest. See Note 7. Due to the proximity of the closing date to the filing date of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt consideration, along with the determination of any goodwill or gain on the transaction. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.

On July 27, 2022, the Company completed an acquisition of a club in Hallandale Beach, Florida for a total acquisition price of $25.0 million. The acquisition price includes (1) $20.0 million for the adult entertainment business covered in a stock purchase agreement payable $10.0 million in cash at closing and $10.0 million under a 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million for the real estate property covered in an asset purchase agreement payable under a 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest. In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to the proximity of the closing date to the filing date of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt consideration, along with the determination of any goodwill or gain on the transaction.

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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$21,061		$8,677	$—	$29,738	$16,130		$8,962	$—	$25,092
Sales of food and merchandise	4,639		6,935	—	11,574	5,062		6,996	—	12,058
Service revenues	25,287		157	—	25,444	16,772		108	—	16,880
Other revenues	3,697		20	241	3,958	3,067		11	752	3,830
	$54,684		$15,789	$241	$70,714	$41,031		$16,077	$752	$57,860

Recognized at a point in time	$54,320		$15,777	$241	$70,338	$40,599		$16,075	$751	$57,425
Recognized over time	364	*	12	—	376	432	*	2	1	435
	$54,684		$15,789	$241	$70,714	$41,031		$16,077	$752	$57,860

	Nine Months Ended June 30, 2022					Nine Months Ended June 30, 2021
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$57,901		$25,603	$—	$83,504	$38,398		$24,327	$—	$62,725
Sales of food and merchandise	13,726		19,902	—	33,628	12,567		17,638	—	30,205
Service revenues	67,472		349	—	67,821	38,216		226	—	38,442
Other revenues	10,540		39	710	11,289	7,834		27	1,084	8,945
	$149,639		$45,893	$710	$196,242	$97,015		$42,218	$1,084	$140,317

Recognized at a point in time	$148,386		$45,879	$709	$194,974	$95,816		$42,215	$1,080	$139,111
Recognized over time	1,253	*	14	1	1,268	1,199	*	3	4	1,206
	$149,639		$45,893	$710	$196,242	$97,015		$42,218	$1,084	$140,317
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2021	Consideration Received	Recognized in Revenue	Balance at June 30, 2022
Ad revenue	$84	$530	$(480)	$134
Expo revenue	151	306	—	457
Other (including franchise fees)	119	16	(5)	130
	$354	$852	$(485)	$721
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
6. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	June 30, 2022	September 30, 2021
Credit card receivables	$1,800	$1,447
Income tax refundable	741	4,472
Insurance receivable	78	185
ATM in-transit	433	277
Other (net of allowance for doubtful accounts of $19 and $382, respectively)	903	1,189
Total accounts receivable, net	$3,955	$7,570
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having terms ranging from 1 to 20 years, net of allowance for doubtful notes amounting to $0 and $102,000 as of June 30, 2022 and September 30, 2021, respectively.
The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2022	September 30, 2021
Prepaid insurance	$2,562	$277
Prepaid legal	77	112
Prepaid taxes and licenses	581	380
Prepaid rent	387	309
Other	868	850
Total prepaid expenses and other current assets	$4,475	$1,928
A reconciliation of goodwill as of June 30, 2022 and September 30, 2021 is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2021	$59,967	$20,588	$39,379
Acquisitions (see Note 4)	22,420	—	22,420
Impairment (see Note 3)	—	400	(400)
Balance at June 30, 2022	$82,387	$20,988	$61,399

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of intangible assets, net are as follows (in thousands):

	June 30, 2022	September 30, 2021
Indefinite-lived:
Licenses	$119,483	$65,186
Trademarks	10,785	2,215
Domain names	23	23

Definite-lived:
Noncompete agreements	70	182
Discounted leases	80	86
Software	144	132
Total intangible assets, net	$130,585	$67,824
The components of accrued liabilities are as follows (in thousands):

	June 30, 2022	September 30, 2021
Insurance	$2,193	$54
Sales and liquor taxes	2,024	2,261
Payroll and related costs	3,553	3,220
Property taxes	1,710	2,178
Interest	472	145
Patron tax	429	452
Unearned revenues	721	354
Lawsuit settlement	181	378
Other	1,605	1,361
Total accrued liabilities	$12,888	$10,403

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Taxes and permits	$2,418	$2,345	$7,015	$6,457
Advertising and marketing	2,460	1,929	7,091	4,502
Supplies and services	2,068	1,701	6,223	4,417
Insurance	2,481	1,474	7,357	4,358
Legal	328	1,255	2,286	2,928
Lease	1,736	992	4,948	2,941
Charge card fees	1,829	988	4,626	2,247
Utilities	1,151	873	3,194	2,444
Security	1,081	1,073	3,218	2,763
Accounting and professional fees	818	336	2,786	1,348
Repairs and maintenance	960	787	2,588	2,037
Other	2,242	944	5,163	3,025
Total selling, general and administrative expenses	$19,572	$14,697	$56,495	$39,467
The components of other charges (gains), net are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Impairment of assets	$1,722	$271	$1,722	$1,672
Settlement of lawsuits	132	127	709	280
Gain on disposal of businesses and assets	(266)	(541)	(666)	(455)
Gain on insurance	(87)	—	(408)	(209)
Other charges (gains), net	$1,501	$(143)	$1,357	$1,288
The components of non-operating gains (losses), net are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Gain on debt extinguishment	$53	$—	$138	$5,329
Unrealized gain (loss) on equity securities	—	9	(1)	(58)
Other	74	—	74	85
Non-operating gains, net	$127	$9	$211	$5,356
7. Debt
On October 12, 2021, we closed a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group. The proceeds from this financing transaction was used as part of the cash payment on the October 18, 2021 acquisition (see Note 4) at closing.
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
On May 2, 2022, in relation to a club acquisition (see Note 4), the Company executed two seller-financed notes totaling $11.0 million.
On May 23, 2022, the Company borrowed $2.2 million from a bank lender in relation to a purchase of real estate (see Note 4). The 18-month promissory note has an initial interest rate of 4.5% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 1% with a floor of 4.5%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid loan costs amounting to $25,000 for this note.
Future maturities of long-term debt as of June 30, 2022 are as follows: $12.6 million, $10.4 million, $28.7 million, $8.2 million, $8.7 million and $121.3 million for the twelve months ending June 30, 2023, 2024, 2025, 2026, 2027, and thereafter, respectively. Of the maturity schedule mentioned above, $651,000, $2,195,000, $20.5 million, $0, $0 and $73.4 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $1.9 million and $1.6 million as of June 30, 2022 and September 30, 2021, respectively.
On July 21, 2022, the Company executed an $800,000 6% seller-financed promissory note in relation to an acquisition of a club in Odessa, Texas (see Note 4). The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest.
On July 27, 2022, in relation to an acquisition of a club in Hallandale Beach, Florida (see Note 4), the Company executed two seller-financed promissory notes: (1) $10.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On May 24, 2022, the Board of Directors approved a $25.0 million increase in the Company's share repurchase program. As of June 30, 2022, we have approximately $21.9 million remaining to purchase additional shares.
Subsequent to the reporting date until August 5, 2022, the Company purchased 42,250 shares of its own common stock at a cost of $2.3 million.
9. Income Taxes
Income tax expense was $3.8 million and $10.1 million during the three and nine months ended June 30, 2022, respectively, compared to $4.0 million and $5.5 million during the three and nine months ended June 30, 2021, respectively. The effective income tax expense rate was 21.3% and 22.1% for the three and nine months ended June 30, 2022, respectively, compared to 24.4% and 16.6% for the three and nine months ended June 30, 2021, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	4.8%	2.9%	4.9%
Permanent differences	0.4%	(0.1)%	0.4%	(3.7)%
Change in valuation allowance	—%	—%	—%	(3.8)%
Tax credits	(3.2)%	(1.2)%	(2.8)%	(1.8)%
Other	0.1%	—%	0.5%	—%
Total income tax expense	21.3%	24.4%	22.1%	16.6%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2019 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief became available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses were eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During fiscal 2021, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of operations for the fiscal year ended September 30, 2021. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal has been repaid as debt plus accrued interest.
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
On April 20, 2022, the Company finally settled all of its remaining Patron Tax liability. The aggregate balance of Patron Tax settlement liability, which is included in long-term debt in the condensed consolidated balance sheets, amounted to $0 and $813,000 as of June 30, 2022 and September 30, 2021, respectively.
A declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. On March 6, 2020, the U.S. District Court for the Western District of Texas, Austin Division, ruled that the Texas Patron Fee is unconstitutional as it has been applied and enforced by the Comptroller. The State of Texas appealed to the Fifth Circuit Court of Appeals, who affirmed that the Texas Patron Fee is unconstitutional as applied. The State of Texas next sought review from the Supreme Court, but the high court declined to take the case. That lawsuit is now back before the trial court for post-trial proceedings but is final for purposes of determining the Texas Patron Fee is unconstitutional as applied to clubs featuring dancers using latex cover.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2022, we have 1 remaining unresolved claim out of the original 71 claims.
Shareholder Class and Derivative Actions
In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The complaints sought unspecified damages, costs, and attorneys’ fees. These lawsuits were Hoffman v. RCI Hospitality Holdings, Inc., et al. (filed May 21, 2019, naming the Company and Eric Langan); Gu v. RCI Hospitality Holdings, Inc., et al. (filed May 28, 2019, naming the Company, Eric Langan, and Phil Marshall (who is no longer an officer of the Company)); and Grossman v. RCI Hospitality Holdings, Inc., et al. (filed June 28, 2019, naming the Company, Eric Langan, and Phil Marshall). The plaintiffs in all three cases moved to consolidate the purported class actions. On January 10, 2020 an order consolidating the Hoffman, Grossman, and Gu cases was entered by the Court. The consolidated case is styled In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. On February 24, 2020, the plaintiffs in the consolidated case filed an Amended Class Action Complaint, continuing to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder. In addition to naming the Company, Eric Langan, and Phil Marshall, the amended complaint also added former directors Nourdean Anakar and Steven Jenkins as defendants. On April 24, 2020, the Company and the individual defendants moved to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On March 31, 2021, the court denied defendants’ motion to dismiss the lawsuit. On April 14, 2021, defendants filed their answer and affirmative defenses, denying liability as to all claims. On June 14, 2021, a scheduling order was entered in the case, setting January 9, 2023 as the trial date. On December 22, 2021, an amended scheduling order was entered, extending the trial date to April 7, 2023 and extending all other case deadlines. The Company vigorously defended against this action. In January 2022, the parties engaged in settlement discussions beginning with a formal mediation on January 13, 2022, which resulted in an agreement-in-principle to resolve the matter. On January 24, 2022, a Joint Notice of Settlement was filed. On April 15, 2022, counsel for Plaintiffs filed an Unopposed Motion for (I) Preliminary Approval of Class Action Settlement; (II) Certification of the Settlement Class; and (III) Approval of the Notice of Settlement. On April 28, 2022, the Court entered an Order preliminarily approving the Class Action Settlement and Notice. The Court set the final approval hearing for June 24, 2022. Plaintiffs sought to extend the hearing until August to comply with certain potential notice and related obligations to the purported class, and Defendants concurred with the request. On July 8, 2022, plaintiffs moved for final approval of the settlement and a hearing has been set for August 12, 2022.
On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information, alleged failure to maintain internal controls, and alleged failure to properly manage company property. This action is in its preliminary phase, and a potential loss cannot yet be estimated. These allegations are substantively similar to claims asserted in the class action and a prior derivative action that was dismissed in June of 2021. RCI intends to vigorously defend against the action. On April 2, 2022, the Company and its current and former officers and directors named in the shareholder derivative complaint filed their Motions to Dismiss and the derivative plaintiffs have responded. The Motions now have been fully briefed for the Court's consideration.
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
On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleged that JAI Phoenix was liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4.0 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. In June 2018, the matter was heard by the Arizona Court of Appeals. On November 15, 2018 the Court of Appeals vacated the jury’s verdict and remanded the case to the trial court. It is anticipated that a new trial will occur at some point in the future. JAI Phoenix will continue to vigorously defend itself.
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
Settlements of lawsuits for the three and nine months ended June 30, 2022 amount to approximately $132,000 and $709,000, respectively, and for the three and nine months ended June 30, 2021 amount to approximately $127,000 and $280,000, respectively. As of June 30, 2022 and September 30, 2021, the Company has accrued $181,000 and $378,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues (from external customers)
Nightclubs	$54,684	$41,031	$149,639	$97,015
Bombshells	15,789	16,077	45,893	42,218
Other	241	752	710	1,084
	$70,714	$57,860	$196,242	$140,317

Income (loss) from operations
Nightclubs	$22,459	$18,350	$60,321	$37,313
Bombshells	3,065	4,404	9,335	10,263
Other	(82)	321	(159)	107
General corporate	(4,935)	(4,568)	(15,998)	(12,752)
	$20,507	$18,507	$53,499	$34,931

Depreciation and amortization
Nightclubs	$1,880	$1,380	$5,633	$4,117
Bombshells	449	459	1,332	1,377
Other	6	8	19	80
General corporate	230	210	652	623
	$2,565	$2,057	$7,636	$6,197

Capital expenditures
Nightclubs	$1,678	$2,479	$12,568	$5,810
Bombshells	1,188	1,329	3,393	4,584
Other	145	—	693	1
General corporate	172	262	519	393
	$3,183	$4,070	$17,173	$10,788

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2022	September 30, 2021
Total assets
Nightclubs	$409,251	$280,561
Bombshells	57,483	52,073
Other	2,622	1,573
General corporate	32,823	30,412
	$502,179	$364,619
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2022 amounting to $3.4 million and $31,000, respectively, and for the nine months ended June 30, 2022 amounting to $9.9 million and $231,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2022 amounting to $42,000 and $164,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2021 amounting to $2.8 million and $32,000, respectively, and for the nine months ended June 30, 2021 amounting to $8.4 million and $173,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2021 amounting to $20,000 and $95,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
12. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2022 and September 30, 2021, was $116.5 million and $99.7 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 (see Note 7) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $42,093 and $69,242 during the three and nine months ended June 30, 2022, respectively, and $3,182 and $118,092 during the three and nine months ended June 30, 2021, respectively. As of June 30, 2022 and September 30, 2021, we owed Nottingham Creations and Sherwood Forest $12,093 and $12,205, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2022 and 2021. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $3,809 for the three and nine months ended June 30, 2022, respectively, and $0 and $0 for the three and nine months ended June 30, 2021, respectively. Amounts billed directly to the Company were $16,500 and $101,200 for the three and nine months ended June 30, 2022, respectively, and $325,425 and $388,176 for the three and nine months

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended June 30, 2021, respectively. As of June 30, 2022 and September 30, 2021, the Company owed TW Mechanical $6,037 and $7,500, respectively, in unpaid direct billings.
13. Leases
The Company leases certain facilities and equipment under operating leases. In relation to an acquisition that was completed on October 18, 2021 (see Note 4), the Company entered into leases with third parties for certain clubs where the real estate locations were not part of the acquisition.
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and nine months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Operating lease expense – fixed payments	$1,215	$828	$3,482	$2,485
Variable lease expense	404	47	971	155
Short-term and other lease expense (includes $53 and $73 recorded in advertising and marketing for the three months ended June 30, 2022 and 2021, respectively, and $183 and $232 for the nine months ended June 30, 2022 and 2021, respectively; and $120 and $106 recorded in repairs and maintenance for the three months ended June 30, 2022 and 2021, respectively, and $310 and $310 for the nine months ended June 30, 2022 and 2021, respectively; see Note 6)	290	296	988	843
Sublease income	(1)	(2)	(4)	(5)
Total lease expense, net	$1,908	$1,169	$5,437	$3,478

Other information:
Operating cash outflows from operating leases	$1,855	$1,147	$5,294	$3,400
Weighted average remaining lease term – operating leases			11 years	12 years
Weighted average discount rate – operating leases			5.6%	6.0%
Future maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2022 - June 2023	$2,730	$2,141	$4,871
July 2023 - June 2024	2,952	1,979	4,931
July 2024 - June 2025	3,194	1,808	5,002
July 2025 - June 2026	3,457	1,622	5,079
July 2026 - June 2027	3,569	1,423	4,992
Thereafter	23,547	5,571	29,118
	$39,449	$14,544	$53,993

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
Through our subsidiaries, as of June 30, 2022, we operated a total of 60 establishments that offer live adult entertainment and/or restaurant and bar operations, including one club that is temporarily closed. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
Ongoing Impact of COVID-19 Pandemic and Potential Economic Slowdown
Our businesses were heavily impacted by the COVID-19 pandemic since its declaration as a national emergency in March 2020. We had a major disruption in our business operations that affected our cash flow. The pandemic resulted in a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In 2021, our businesses started and continue to recover to date from the initial effects of the pandemic. There have been several variants to the coronavirus since then that threatened our operations throughout the period of recovery. We continue to adhere to state and local government mandates regarding the pandemic.
Since early 2021, there has been a worldwide increase in inflation. In the event this global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
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
During the three and nine months ended June 30, 2022, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.
Results of Operations
Highlights of the Company's operating results are as follows:
Third Quarter 2022
•Total revenues were $70.7 million compared to $57.9 million during the comparable prior-year period, a 22.2% increase (Nightclubs revenue of $54.7 million compared to $41.0 million, a 33.3% increase; and Bombshells revenue of $15.8 million compared to $16.1 million, a 1.8% decrease)

•Consolidated same-store sales decreased by 0.1% (Nightclubs increased by 4.8% while Bombshells decreased by 12.3%) (refer to the definition of same-store sales in the discussion of revenues below)
•Thirteen newly acquired clubs contributed $11.8 million to revenues, while a newly constructed Bombshells contributed $1.7 million
•Basic and diluted earnings per share (“EPS”) of $1.48 compared to $1.37 (non-GAAP diluted EPS* of $1.60 compared to $1.36) during the comparable prior-year period
•Net cash provided by operating activities of $18.9 million compared to $15.0 million during the comparable prior-year period, a 26.2% increase (free cash flow* of $18.0 million compared to $13.0 million, a 39.1% increase)
Year-to-Date 2022
•Total revenues were $196.2 million compared to $140.3 million during the comparable prior-year period, a 39.9% increase (Nightclubs revenue of $149.6 million compared to $97.0 million, a 54.2% increase; and Bombshells revenue of $45.9 million compared to $42.2 million, a 8.7% increase)
•Consolidated same-store sales increased by 8.4% (Nightclubs increased by 13.2% while Bombshells decreased by 1.6%) (refer to the definition of same-store sales in the discussion of Revenues below)
•Thirteen newly acquired clubs contributed $27.0 million to revenues, while a newly constructed Bombshells contributed $4.3 million
•Basic and diluted EPS of $3.76 compared to $3.11 (non-GAAP diluted EPS* of $3.89 compared to $2.50) during the comparable prior-year period
•Net cash provided by operating activities of $46.8 million compared to $32.2 million during the comparable prior-year period, a 45.1% increase (free cash flow* of $44.4 million compared to $27.6 million, a 60.7% increase)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$29,738	42.1%	$25,092	43.4%	$4,646	18.5%
Sales of food and merchandise	11,574	16.4%	12,058	20.8%	(484)	(4.0)%
Service revenues	25,444	36.0%	16,880	29.2%	8,564	50.7%
Other	3,958	5.6%	3,830	6.6%	128	3.3%
Total revenues	70,714	100.0%	57,860	100.0%	12,854	22.2%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,177	17.4%	4,621	18.4%	(556)	(12.0)%
Food and merchandise sold	3,959	34.2%	4,043	33.5%	84	2.1%
Service and other	46	0.2%	208	1.0%	162	77.9%
Total cost of goods sold (exclusive of items shown separately below)	9,182	13.0%	8,872	15.3%	(310)	(3.5)%
Salaries and wages	17,387	24.6%	13,870	24.0%	(3,517)	(25.4)%
Selling, general and administrative	19,572	27.7%	14,697	25.4%	(4,875)	(33.2)%
Depreciation and amortization	2,565	3.6%	2,057	3.6%	(508)	(24.7)%
Other charges (gains), net	1,501	2.1%	(143)	(0.2)%	(1,644)	(1149.7)%
Total operating expenses	50,207	71.0%	39,353	68.0%	(10,854)	(27.6)%
Income from operations	20,507	29.0%	18,507	32.0%	2,000	10.8%
Other income (expenses)
Interest expense	(3,028)	(4.3)%	(2,281)	(3.9)%	(747)	(32.7)%
Interest income	103	0.1%	72	0.1%	31	43.1%
Non-operating gains, net	127	0.2%	9	—%	118	1311.1%
Income before income taxes	17,709	25.0%	16,307	28.2%	1,402	8.6%
Income tax expense	3,767	5.3%	3,986	6.9%	219	5.5%
Net income	$13,942	19.7%	$12,321	21.3%	$1,621	13.2%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the third quarter increased by approximately $12.9 million, or 22.2%, versus the comparable prior-year quarter due primarily to partial recovery from the COVID-19 pandemic and sales from newly acquired clubs and a new Bombshells opening. Consolidated same-store sales decreased by 0.1%. The total increase in consolidated revenues was primarily from a 23.4% increase from new units and partially offset by a 0.1% decrease from last year’s COVID-19 closures, a 0.1% decrease from the impact of same-store sales growth, and a 1.0% decrease from non-core operations.
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
Segment contribution to total revenues was as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Nightclubs	$54,684	$41,031
Bombshells	15,789	16,077
Other	241	752
	$70,714	$57,860
Nightclubs revenues increased by 33.3% for the quarter ended June 30, 2022 compared to the prior-year quarter primarily due to the contribution of newly acquired clubs and the impact of the increase in same-store sales. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 4.8%. Newly acquired clubs contributed $11.8 million to the total Nightclubs revenue increase of $13.7 million. By type of revenue, service revenue increased by 50.8%, alcoholic beverage sales increased by 30.6%, and food, merchandise and other revenue increased by 2.5%.
Bombshells revenues decreased by 1.8%, of which 12.3% was for same-store sales decrease with the offsetting increase caused by one new location. By type of revenue, food and merchandise sales were flat while alcoholic beverage sales decreased by 3.2%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 71.0% from 68.0% from last year’s third quarter, with a $10.9 million increase, or 27.6%, which was mainly caused by costs and expenses directly related to significantly higher sales in the current-year quarter and additional fixed expenses partly from new units plus the impairment charge in the current quarter. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold increased by $310,000, or 3.5%, mainly due to higher sales but offset by the mix of higher-margin service revenue increasing from 29.2% to 36.0%. As a percent of total revenues, cost of goods sold decreased to 13.0% from 15.3% mainly due to the sales mix shift mentioned above.
Salaries and wages increased by $3.5 million, or 25.4%, due to increase in personnel and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were 24.6% from 24.0% mainly due to additional employees from new units partially offset by fixed salaries paid on higher sales.
Selling, general and administrative expenses increased by $4.9 million, or 33.2%, primarily due to increased variable expenses related to sales activity during the current-year quarter and other increases from insurance, accounting and professional fees, and advertising.
Depreciation and amortization increased by $508,000, or 24.7% due to new depreciable assets from newly acquired and constructed units.
Other charges, net was a net charge of $1.5 million in the current quarter while a net gain of $143,000 in the comparable prior-year quarter. The swing was mainly from impairment charges of $1.7 million in the current third quarter.
Income (Loss) from Operations
For the three months ended June 30, 2022 and 2021, our consolidated operating margin was 29.0% and 32.0%, respectively. The main drivers for the decrease in operating margin are the presence of less variable costs and expenses such as impairment charge, insurance, and accounting and professional fees, partially offset by the increase in mix of higher-margin service revenue.

Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Nightclubs	$22,459	$18,350
Bombshells	3,065	4,404
Other	(82)	321
General corporate	(4,935)	(4,568)
	$20,507	$18,507
Nightclubs operating margin was 41.1% and 44.7% for the three months ended June 30, 2022 and 2021, respectively, while operating margin for Bombshells was 19.4% and 27.4%, respectively. The decreases in both Nightclubs and Bombshells operating margin were mainly due to increases in salaries and wages and certain selling, general and administrative expenses plus the impairment charge.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 36.

	For the Three Months Ended June 30, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$22,459	$3,065	$(82)	$(4,935)	$20,507
Amortization of intangibles	23	1	—	1	25
Settlement of lawsuits	124	8	—	—	132
Impairment of assets	1,072	650	—	—	1,722
Gain on sale of businesses and assets	(264)	—	—	(2)	(266)
Gain on insurance	(87)	—	—	—	(87)
Non-GAAP operating income (loss)	$23,327	$3,724	$(82)	$(4,936)	$22,033

GAAP operating margin	41.1%	19.4%	(34.0)%	(7.0)%	29.0%
Non-GAAP operating margin	42.7%	23.6%	(34.0)%	(7.0)%	31.2%

	For the Three Months Ended June 30, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,350	$4,404	$321	$(4,568)	$18,507
Amortization of intangibles	47	4	—	—	51
Settlement of lawsuits	123	4	—	—	127
Impairment of assets	271	—	—	—	271
Loss (gain) on sale of businesses and assets	(512)	9	—	(38)	(541)
Non-GAAP operating income (loss)	$18,279	$4,421	$321	$(4,606)	$18,415

GAAP operating margin	44.7%	27.4%	42.7%	(7.9)%	32.0%
Non-GAAP operating margin	44.5%	27.5%	42.7%	(8.0)%	31.8%
Other Income/Expenses
Interest expense increased by $747,000, or 32.7%, primarily caused by a higher average debt balance and partially offset by a lower average interest rate.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $4.8 million and $3.3 million for the quarters ended June 30, 2022 and 2021, respectively. As a percentage of revenue, total occupancy costs were 6.7% and 5.7% during the quarters ended June 30, 2022 and 2021, respectively, primarily due to the interest from higher average debt balance and the increased mix of our clubs where we lease our locations from third parties.
Income Taxes
Income tax expense was $3.8 million during the quarter ended June 30, 2022 compared to $4.0 million during the quarter ended June 30, 2021. The effective income tax rate was 21.3% and 24.4% for the quarters ended June 30, 2022 and 2021, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended June 30,
	2022	2021
Federal statutory income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	4.8%
Permanent differences	0.4%	(0.1)%
Tax credit	(3.2)%	(1.2)%
Other	0.1%	—%
Total income tax expense	21.3%	24.4%

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
The following table summarizes our results of operations for the nine months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended June 30, 2022		For the Nine Months Ended June 30, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$83,504	42.6%	$62,725	44.7%	$20,779	33.1%
Sales of food and merchandise	33,628	17.1%	30,205	21.5%	3,423	11.3%
Service revenues	67,821	34.6%	38,442	27.4%	29,379	76.4%
Other	11,289	5.8%	8,945	6.4%	2,344	26.2%
Total revenues	196,242	100.0%	140,317	100.0%	55,925	39.9%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	14,907	17.9%	11,613	18.5%	(3,294)	(28.4)%
Food and merchandise sold	11,756	35.0%	9,961	33.0%	(1,795)	(18.0)%
Service and other	170	0.2%	304	0.6%	134	44.1%
Total cost of goods sold (exclusive of items shown separately below)	26,833	13.7%	21,878	15.6%	(4,955)	(22.6)%
Salaries and wages	50,422	25.7%	36,556	26.1%	(13,866)	(37.9)%
Selling, general and administrative	56,495	28.8%	39,467	28.1%	(17,028)	(43.1)%
Depreciation and amortization	7,636	3.9%	6,197	4.4%	(1,439)	(23.2)%
Other charges (gains), net	1,357	0.7%	1,288	0.9%	(69)	(5.4)%
Total operating expenses	142,743	72.7%	105,386	75.1%	(37,357)	(35.4)%
Income from operations	53,499	27.3%	34,931	24.9%	18,568	53.2%
Other income (expenses)
Interest expense	(8,496)	(4.3)%	(7,079)	(5.0)%	(1,417)	(20.0)%
Interest income	321	0.2%	194	0.1%	127	65.5%
Non-operating gains, net	211	0.1%	5,356	3.8%	(5,145)	(96.1)%
Income before income taxes	45,535	23.2%	33,402	23.8%	12,133	36.3%
Income tax expense	10,056	5.1%	5,540	3.9%	(4,516)	(81.5)%
Net income	$35,479	18.1%	$27,862	19.9%	$7,617	27.3%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the nine months ended June 30, 2022 increased by approximately $55.9 million, or 39.9%, versus to the comparable prior-year period due primarily to partial recovery from the COVID-19 pandemic and sales from newly acquired clubs and a new Bombshells opening. Consolidated same-store sales increased by 8.4%. The 39.9% increase in consolidated revenues was primarily from a 22.3% increase from new units, a 9.9% increase from last year’s COVID-19 closures, a 7.9% increase from the impact of same-store sales growth, with a partially offsetting 0.2% decrease from non-core operations.
Refer to the definition of same-store sales in the Revenues section of the third quarter discussion above.

Segment contribution to total revenues was as follows (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Nightclubs	$149,639	$97,015
Bombshells	45,893	42,218
Other	710	1,084
	$196,242	$140,317
Nightclubs revenues increased by 54.2% for the nine months ended June 30, 2022 compared to the comparable prior-year period, where the prior-year first quarter was still heavily impacted by government restrictions related to COVID-19. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 13.2%. Newly acquired clubs contributed $27.0 million to the total Nightclubs revenue increase of $52.6 million. By type of revenue, service revenue increased by 76.6%, alcoholic beverage sales increased by 50.8%, and food, merchandise and other revenue increased by 18.9%.
Bombshells revenues increased by 8.7%, of which 1.6% was from an offsetting same-store sales decrease with the remaining 10.3% increase caused by one new location. By type of revenue, food, merchandise and other revenue increased by 13.4% while alcoholic beverages sales increased by 5.2%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 72.7% from 75.1% from last year’s nine-month period, although there was an $37.4 million increase, or 35.4%, which was mainly caused by costs and expenses directly related to significantly higher sales in the current nine-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold increased by $5.0 million, or 22.6%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 13.7% from 15.6% mainly due to the increase in sales mix of higher-margin service revenues.
Salaries and wages increased by $13.9 million, or 37.9%, due to increase in personnel and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were 25.7% from 26.1% mainly due to fixed salaries paid on higher sales partially offset by additional employees from new units.
Selling, general and administrative expenses increased by $17.0 million, or 43.1%, primarily due to increased variable expenses related to sales activity during the current period.
Depreciation and amortization increased by $1.4 million, or 23.2% due to new depreciable assets from newly acquired and constructed units partially offset by fully depreciated and sold assets.
Income (Loss) from Operations
For the nine months ended June 30, 2022 and 2021, our consolidated operating margin was 27.3% and 24.9%, respectively. The main drivers for the increase in operating margin are the increase in mix of higher-margin service revenue and the leveraging of fixed expenses on higher sales.
Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Nightclubs	$60,321	$37,313
Bombshells	9,335	10,263
Other	(159)	107
General corporate	(15,998)	(12,752)
	$53,499	$34,931

Nightclubs operating margin was 40.3% and 38.5% for the nine months ended June 30, 2022 and 2021, respectively, while operating margin for Bombshells was 20.3% and 24.3%, respectively. The increase in Nightclubs operating margin was mainly due to the increase in higher-margin service revenues and the leveraging of fixed operating costs and expenses in relation to higher sales. The decrease in Bombshells operating margin was mainly from preopening expenses related to the new Bombshells unit and the impairment in the current year.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 36.

	For the Nine Months Ended June 30, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$60,321	$9,335	$(159)	$(15,998)	$53,499
Amortization of intangibles	117	5	—	2	124
Settlement of lawsuits	578	18	—	113	709
Impairment of assets	1,072	650	—	—	1,722
Loss (gain) on sale of businesses and assets	(344)	17	—	(339)	(666)
Gain on insurance	(408)	—	—	—	(408)
Non-GAAP operating income (loss)	$61,336	$10,025	$(159)	$(16,222)	$54,980

GAAP operating margin	40.3%	20.3%	(22.4)%	(8.2)%	27.3%
Non-GAAP operating margin	41.0%	21.8%	(22.4)%	(8.3)%	28.0%

	For the Nine Months Ended June 30, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$37,313	$10,263	$107	$(12,752)	$34,931
Amortization of intangibles	141	11	57	—	209
Settlement of lawsuits	237	38	5	—	280
Impairment of assets	1,672	—	—	—	1,672
Loss (gain) on sale of businesses and assets	(498)	56	—	(13)	(455)
Gain on insurance	(165)	—	—	(44)	(209)
Non-GAAP operating income (loss)	$38,700	$10,368	$169	$(12,809)	$36,428

GAAP operating margin	38.5%	24.3%	9.9%	(9.1)%	24.9%
Non-GAAP operating margin	39.9%	24.6%	15.6%	(9.1)%	26.0%
Other Income/Expenses
Interest expense increased by $1.4 million, or 20.0%, which was mainly caused by a higher average debt balance and partially offset by a lower average interest rate.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $13.4 million and $10.0 million for the nine months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, total occupancy costs were 6.9% and 7.1% during the nine months ended June 30, 2022 and 2021, respectively, primarily due to the increase in sales base partially offset by higher interest expense from higher average debt balance and more leased properties from new acquisitions.
Non-operating gains decreased by $5.1 million, which was primarily the gain on debt extinguishment from the PPP loans during last year's first quarter.
Income Taxes
Income tax expense was $10.1 million during the nine months ended June 30, 2022 compared to $5.5 million during the comparable prior-year period. The effective income tax rate was 22.1% and 16.6% for the nine months ended June 30, 2022 and 2021, respectively. Our effective tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the change in the deferred tax asset valuation allowance and the impact of the forgiveness of the PPP loans in the prior period, as presented below.

	For the Nine Months Ended June 30,
	2022	2021
Computed expected income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	2.9%	4.9%
Permanent differences	0.4%	(3.7)%
Change in valuation allowance	—%	(3.8)%
Tax credit	(2.8)%	(1.8)%
Other	0.5%	—%
Total income tax expense	22.1%	16.6%
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized gains or losses on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, and (h) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 21.6% and 24.3% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2022 and 2021, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2022 and 2021 (in thousands, except per share, number of shares and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$13,902	$12,302	$35,429	$28,036
Income tax expense	3,767	3,986	10,056	5,540
Interest expense, net	2,925	2,209	8,175	6,885
Settlement of lawsuits	132	127	709	280
Impairment of assets	1,722	271	1,722	1,672
Gain on sale of businesses and assets	(266)	(541)	(666)	(455)
Gain on debt extinguishment	(53)	—	(138)	(5,329)
Unrealized loss (gain) on equity securities	—	(9)	1	58
Gain on insurance	(87)	—	(408)	(209)
Depreciation and amortization	2,565	2,057	7,636	6,197
Adjusted EBITDA	$24,607	$20,402	$62,516	$42,675

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$13,902	$12,302	$35,429	$28,036
Amortization of intangibles	25	51	124	209
Settlement of lawsuits	132	127	709	280
Impairment of assets	1,722	271	1,722	1,672
Gain on sale of businesses and assets	(266)	(541)	(666)	(455)
Gain on debt extinguishment	(53)	—	(138)	(5,329)
Unrealized loss (gain) on equity securities	—	(9)	1	58
Gain on insurance	(87)	—	(408)	(209)
Net income tax effect	(312)	39	(59)	(1,702)

Non-GAAP net income	$15,063	$12,240	$36,714	$22,560

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,389,675	8,999,910	9,428,461	9,006,373
GAAP diluted earnings per share	$1.48	$1.37	$3.76	$3.11
Amortization of intangibles	0.00	0.01	0.01	0.02
Settlement of lawsuits	0.01	0.01	0.08	0.03
Impairment of assets	0.18	0.03	0.18	0.19
Gain on sale of businesses and assets	(0.03)	(0.06)	(0.07)	(0.05)
Gain on debt extinguishment	(0.01)	0.00	(0.01)	(0.59)
Unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.01
Gain on insurance	(0.01)	0.00	(0.04)	(0.02)
Net income tax effect	(0.03)	0.00	(0.01)	(0.19)
Non-GAAP diluted earnings per share	$1.60	$1.36	$3.89	$2.50

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$20,507	$18,507	$53,499	$34,931
Amortization of intangibles	25	51	124	209
Settlement of lawsuits	132	127	709	280
Impairment of assets	1,722	271	1,722	1,672
Gain on sale of businesses and assets	(266)	(541)	(666)	(455)
Gain on insurance	(87)	—	(408)	(209)
Non-GAAP operating income	$22,033	$18,415	$54,980	$36,428

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	29.0%	32.0%	27.3%	24.9%
Amortization of intangibles	0.0%	0.1%	0.1%	0.1%
Settlement of lawsuits	0.2%	0.2%	0.4%	0.2%
Impairment of assets	2.4%	0.5%	0.9%	1.2%
Gain on sale of businesses and assets	(0.4)%	(0.9)%	(0.3)%	(0.3)%
Gain on insurance	(0.1)%	0.0%	(0.2)%	(0.1)%
Non-GAAP operating margin	31.2%	31.8%	28.0%	26.0%
* Per share amounts and percentages may not foot due to rounding.
The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.
Liquidity and Capital Resources
At June 30, 2022, our cash and cash equivalents were approximately $37.5 million compared to $35.7 million at September 30, 2021. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2022, we had working capital of $20.5 million compared to working capital of $26.1 million as of September 30, 2021, excluding net assets held for sale (net of associated liabilities of $4.2 million and $1.1 million, respectively) amounting to $2.7 million and $3.8 million as of June 30, 2022 and September 30, 2021, respectively. Although we believe that our ability to generate cash from operating activities is one of our fundamental financial strengths, the temporary closure of our clubs and restaurants caused by the COVID-19 pandemic presented operational challenges. Our strategy was to open locations and operate in accordance with local and state guidelines. Revenues seem favorable now that all our locations are not under pandemic-related closure mandates. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Operating activities	$46,754	$32,217
Investing activities	(56,222)	(7,186)
Financing activities	11,282	(11,568)
Net increase in cash and cash equivalents	$1,814	$13,463

Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Net income	$35,479	$27,862
Depreciation and amortization	7,636	6,197
Deferred income tax benefit	(409)	(430)
Impairment of assets	1,722	1,672
Gain on debt extinguishment	(83)	(5,298)
Net change in operating assets and liabilities	1,421	1,656
Other	988	558
Net cash provided by operating activities	$46,754	$32,217
Net cash provided by operating activities increased from year to year primarily driven by the impact of higher sales partially offset by higher interest expense and income taxes paid.
Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Payments for property and equipment and intangible assets	$(17,173)	$(10,788)
Acquisition of businesses	(44,302)	—
Proceeds from sale of businesses and assets	4,611	3,213
Proceeds from insurance	515	294
Proceeds from notes receivable	127	95
Net cash used in investing activities	$(56,222)	$(7,186)
Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
New facilities, equipment, and intangible assets	$14,788	$6,180
Maintenance capital expenditures	2,385	4,608
Total capital expenditures	$17,173	$10,788
The capital expenditures during the nine months ended June 30, 2022 were composed of primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. The capital expenditures during the nine months ended June 30, 2021 were composed of primarily of real estate and construction of one new Bombshells location, a newly renovated club that was damaged by hurricane, and a liquor license purchase. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.

Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Proceeds from debt obligations	$35,820	$2,176
Payments on debt obligations	(10,714)	(10,845)
Purchase of treasury stock	(12,057)	(1,794)
Payment of dividends	(1,322)	(1,080)
Payment of loan origination costs	(445)	(25)
Net cash provided by (used in) financing activities	$11,282	$(11,568)
We purchased 213,712 shares of our common stock at an average price of $56.42 during the nine months ended June 30, 2022, while we purchased 74,659 shares of our common stock at an average price of $24.03 during the nine months ended June 30, 2021. On May 24, 2022, the Board of Directors approved a $25.0 million increase in the Company's share repurchase program. As of June 30, 2022, we have approximately $21.9 million remaining to purchase additional shares.
Subsequent to the reporting date until August 5, 2022, the Company purchased 42,250 shares of its own common stock at a cost of $2.3 million.
We paid quarterly dividends of $0.04 per share in both the current- and prior-year periods, except for the second and third quarters of fiscal 2022 where we paid $0.05 per share.
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
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$46,754	$32,217
Less: Maintenance capital expenditures	2,385	4,608
Free cash flow	$44,369	$27,609
Our free cash flow for the current nine-month period increased by 60.7% compared to the comparable prior-year period primarily due to higher sales, net of related expense payments and lower maintenance capital expenditures, partially offset by higher interest expense payments and higher income tax payments in the current year.
We do not include capital expenditures related to new facilities construction, equipment and intangibles assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
Other than the potentially prolonged effect of the COVID-19 pandemic, the potential economic slowdown, and the notes payable financing described above, we are not aware of any event or trend that would potentially significantly affect liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business down turns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.

The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Sales of alcoholic beverages	$83,504	33.1%	$62,725	38.5%	$45,285
Sales of food and merchandise	33,628	11.3%	30,205	73.8%	17,378
Service revenues	67,821	76.4%	38,442	11.6%	34,448
Other	11,289	26.2%	8,945	39.1%	6,430
Total revenues	$196,242	39.9%	$140,317	35.5%	$103,541
Net income (loss) attributable to RCIHH common stockholders	$35,429	26.4%	$28,036	(951.6)%	$(3,292)
Net cash provided by operating activities	$46,754	45.1%	$32,217	165.2%	$12,147
Adjusted EBITDA*	$62,516	46.5%	$42,675	137.4%	$17,973
Free cash flow*	$44,369	60.7%	$27,609	175.1%	$10,036
Debt (end of period)	$187,965	47.3%	$127,603	(10.6)%	$142,736
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
We believe that Bombshells can grow organically and through careful entry into markets and demographic segments with high growth potential. All eleven of the existing company-owned Bombshells as of June 30, 2022 are located in Texas. Our first franchisee for Bombshells restaurants in the San Antonio, Texas area opened in June 2022. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
We are currently in the process of site selection for new Bombshells locations and made purchases of real estate in Stafford and Rowlett, both in Texas, for future Bombshells sites.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2022, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2021.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2022. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Remediation Efforts to Address Material Weakness
Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. As such, we have added controls to increase the precision of the review of all assumptions used in the impairment valuation model. We will also conduct senior management reviews of any and all material estimates that are applied in these instances.
It is our belief that these actions will effectively remediate the existing material weakness.

Changes in Internal Control Over Financial Reporting
On October 18, 2021, we completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property (see Note 4 to our unaudited condensed consolidated financial statements). Management has considered this transaction material to the results of operations, cash flows, and financial position from the date of acquisition through June 30, 2022, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. We are currently in the process of incorporating the internal controls of the acquired group into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for September 30, 2023.
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The ongoing conflict between Russia and Ukraine could have adverse effects on global macroeconomic conditions which could negatively impact our business, financial condition, and results of operations. The conflict is highly unpredictable and has already resulted in significant volatility in oil and natural gas prices worldwide. We currently have some software developers in Ukraine and the uncertainty of their living conditions has delayed some of the deliverables in our soon-to-launch internet venture. In addition, the conflict could lead to increased cyberattacks or could aggravate other risk factors that we have previously identified.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended June 30, 2022 was a follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs(3)
April 1-30, 2022	29,850	$62.39	29,850	$4,254,226
May 1-31, 2022	50,950	$57.89	50,950	$26,304,926
June 1-30, 2022	87,269	$50.42	87,269	$21,904,397
	168,069	$54.81	168,069
(1)    Prices include any commissions and transaction costs.
(2)    All shares were purchased pursuant to the repurchase plans approved by the Board of Directors as disclosed in our most recent Annual Report on Form 10-K.

(3)    On May 24, 2022, the Board of Directors approved a $25.0 million increase in the Company's share repurchase program.
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

RCI HOSPITALITY HOLDINGS, INC.

Date: August 9, 2022	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2022	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer