Form 10-K
period 2022-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2022-12-14
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $536,195,109.
As of December 9, 2022, there were approximately 9,230,225 shares of common stock outstanding.

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

PART I
Item 1. Business.
OVERVIEW
RCI Hospitality Holdings, Inc. is a holding company. Through our subsidiaries, we engaged in a number of activities in the hospitality and other businesses. As of September 30, 2022, our subsidiaries operated a total of 63 establishments that offer live adult entertainment and/or restaurant and bar operations, including 1 location that was temporarily closed. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.
Our fiscal year ends on September 30. References to years 2022, 2021, and 2020 are for fiscal years ended September 30, 2022, 2021, and 2020, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
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
CURRENT OPERATING ENVIRONMENT
Our fiscal 2020 was the period hard hit by the COVID-19 pandemic causing a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In fiscal 2021, our businesses started to recover from the initial effects of the pandemic when government restrictions eased. Stimulus money also flowed to the economy at that time which prompted discretionary spending. In fiscal 2022, several coronavirus variants threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruption impacting our businesses.
Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
OUR BUSINESS
We operate several businesses, which we aggregate for financial reporting purposes into two reportable segments – Nightclubs and Bombshells. Businesses that are not included as Nightclubs or Bombshells are combined as “Other.”
During fiscal 2022, 2021, and 2020, on a consolidated basis, revenues were $267.6 million, $195.3 million, and $132.3 million, respectively, generating diluted earnings (loss) per share of $4.91, $3.37, and $(0.66), respectively. Fiscal 2020 was heavily impacted by the COVID-19 pandemic.

The table below shows the number of Nightclubs and Bombshells open by state as of September 30, 2022:

	Nightclubs	Bombshells(1)	Total
Arizona	1	—	1
Colorado	5	—	5
Florida	4	—	4
Illinois	5	—	5
Indiana	1	—	1
Kentucky	1	—	1
Louisiana	1	—	1
Maine	1	—	1
Minnesota	3	—	3
New York	4	—	4
North Carolina	2	—	2
Pennsylvania	1	—	1
Texas	23	12	35
	52	12	64
(1) Includes one franchised location.
Nightclubs Segment
We operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Diamond Cabaret, Cheetah Gentlemen's Club, PT's Showclub, Playmates Club, Country Rock Cabaret, La Boheme Gentlemen's Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, Heartbreakers Gentlemen's Club, and Kappa Men’s Club. We also operate one dance club under the brand name Studio 80.
We generate revenue from our nightclubs through the sale of alcoholic beverages, food, and merchandise items; service in the form of cover charge, licensing fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.
During fiscal 2022, our Nightclub segment sales mix was 45% service revenue; 39% alcoholic beverages; and 16% food, merchandise and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 90%. Our Nightclubs segment revenue increased by 50% and income from operations increased by more than 89% compared to the prior year. Same-stores sales for Nightclubs in 2022 was +10.1%.
During fiscal 2022, we acquired 15 gentlemen’s clubs, certain related real estate properties, and associated intellectual property through five different transactions with an aggregate acquisition price of $132.6 million. These 15 clubs contributed $41.9 million in revenues during fiscal 2022. See Note 16 to our consolidated financial statements for details of the transactions.
For a list of our nightclub locations, refer to Item 2—“Properties.”
Bombshells Segment
Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also franchising under our subsidiary, BMB Franchising Services, Inc., which has been approved to sell franchises in all 50 states. On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. On May 2, 2022, the Company signed its second franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. We opened one company-owned location in Arlington, Texas (Dallas area) in December 2021 and our first franchised location opened in June 2022 in San Antonio, Texas. As of September 30, 2022, we have eleven company-owned Bombshells locations, all in Texas with two in the Dallas area, one in Austin, and eight in the Greater Houston area. We also currently have one franchised location in San Antonio, Texas.
During fiscal 2022, Bombshells sales mix was 56% alcoholic beverages and 44% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 77%. We grew Bombshells segment revenue by 5.8%, while income from operations decreased by 13.3% from prior year. Same-stores sales for Bombshells in 2022 was -4.6%.
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

Over a five-year period from fiscal 2017 up to fiscal 2022, we improved diluted earnings per share at a compound annual growth rate (“CAGR”) of 42.0%, which was mainly caused by increasing revenue at a CAGR of 13.1%, and flowing through net income at a CAGR of 41.0%. As a result, net cash provided by operating activities improved at 25.1% and free cash flow at 25.0% CAGR for the same period. See discussions of our non-GAAP financial measures starting on page 37.
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
In relation to our acquisitions during fiscal 2022, we now have club locations in Denver, Colorado; Louisville, Kentucky; Raleigh, North Carolina; Portland, Maine; Indianapolis, Indiana; Sauget, Illinois; Newburgh, New York; and Hallandale Beach and Coral Gables, Florida.
TRADEMARKS
Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” "LA BOHEME GENTLEMAN'S CLUB," “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” and “BOMBSHELLS OFFICER’S CLUB” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “IN THE BIZ,” “JAGUARS,” 'KNOCKERS BAR & GRILL," and “THE MANSION.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.
EMPLOYEES AND INDEPENDENT CONTRACTORS
Our people are employed by the parent company or by its subsidiaries. Executive officers are employed by the registrant (parent company); shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Management Services, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2022, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	23	2,704	25	2,752
Salaried	356	41	70	467
	379	2,745	95	3,219
Additionally, as of September 30, 2022, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements, where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.
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
A summary of our risk factors is as follows:
Risks related to general macroeconomic and safety conditions
◦The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt our business, which has and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.
◦Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
◦If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.
◦We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.

Risks related to regulations and/or regulatory agencies
◦Our business operations are subject to regulatory uncertainties which may affect our ability to continue operations of existing nightclubs, acquire additional nightclubs, or be profitable.
◦The adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. If federal or state law mandates that they be classified as employees, our business could be adversely impacted.
◦Our revenues could be significantly affected by limitations relating to permits to sell alcoholic beverages.
◦Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs and divert management’s attention from our business.
Risks related to our business
◦We may deviate from our present capital allocation strategy.
◦We may need additional financing, or our business expansion plans may be significantly limited.
◦There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional clubs.
◦The adult entertainment industry is extremely volatile.
◦Private advocacy group actions targeted at the kind of adult entertainment we offer could result in limitations and our inability to operate in certain locations and negatively impact our business.
◦We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
◦Security breaches of confidential customer information or personal employee information may adversely affect our business.
◦Our acquisitions may result in disruptions in our business and diversion of management’s attention.
◦We face a variety of risks associated with doing business with franchisees and licensees.
◦The impact of new club or restaurant openings could result in fluctuations in our financial performance.
◦Our ability to grow sales through delivery orders is uncertain.
◦We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.
◦We have identified a material weakness in our internal control over financial reporting.
◦We may have uninsured risks in excess of our insurance coverage.
◦Our previous liability insurer may be unable to provide coverage to us and our subsidiaries.
◦The protection provided by our service marks is limited.
◦We are dependent on key personnel.
◦A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

◦Other risk factors may adversely affect our financial performance.
Risk related to our common stock
◦We must continue to meet NASDAQ Global Market Continued Listing Requirements, or we risk delisting.
◦We may be subject to allegations, defamations, or other detrimental conduct by third parties, which could harm our reputation and cause us to lose customers and/or contribute to a deflation of our stock price.
◦Our quarterly operating results may fluctuate and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
◦Anti-takeover effects of the issuance of our preferred stock could adversely affect our common stock.
◦Future sales or the perception of future sales of a substantial amount of our common stock may depress our stock price.
◦Our stock price has been volatile and may fluctuate in the future.
◦Cumulative voting is not available to our stockholders.
◦Our directors and officers have limited liability and have rights to indemnification.
Details of our risk factors are as follows:
Risks related to general macroeconomic and safety conditions
The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The COVID-19 pandemic has had an adverse effect that was material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our customers’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business. In the United States, state and local governments imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased. During fiscal 2022, increases in the numbers of cases of COVID-19 throughout the United States including the Omicron variant which impacted our restaurants in the second quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.
The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to future capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The ongoing conflict between Russia and Ukraine could have adverse effects on global macroeconomic conditions which could negatively impact our business, financial condition, and results of operations. The conflict is highly unpredictable and has already resulted in significant volatility in oil and natural gas prices worldwide. We currently have some software developers in Ukraine and the uncertainly of their living conditions has delayed some of the deliverables in our recently launched internet venture. In addition, the conflict could lead to increased cyberattacks or could aggravate other risk factors that we have previously identified.
If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.
Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2022, we were in compliance with all covenants. Due to the impact of COVID-19 and other external factors such as supply chain disruption, the conflict in Ukraine and the potential economic slowdown, our financial performance in future fiscal quarters could be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.
We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $1.9 million in 2022 (representing $566,000 goodwill impairment on one club, $293,000 SOB license impairment on one club, and $1.0 million property and equipment impairment on one club and one Bombshells unit); $13.6 million in 2021 (representing $6.3 million goodwill impairment on seven clubs, $5.3 million SOB license impairment on three clubs, and $2.0 million property and equipment impairment on four clubs and one held-for-sale property); and $10.6 million in 2020 (representing $7.9 million goodwill impairment on seven club reporting units, $2.3 million of license impairment on two clubs, $302,000 property and equipment impairment on one club and one Bombshells, and $104,000 of operating lease right-of-use asset impairment on one club). A huge portion, if not all, of the impairments in 2021 and 2020 related to the projected decline in EBITDA caused by the COVID-19 pandemic. If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.
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
Historically, the adult entertainment, restaurant and bar industry has been an extremely volatile industry. The industry tends to be extremely sensitive to the general local economy, in that when economic conditions are prosperous, adult entertainment industry revenues increase, and when economic conditions are unfavorable, entertainment industry revenues decline. Coupled with this economic sensitivity are the trendy personal preferences of the customers who frequent adult nightclubs. We continuously monitor trends in our customers’ tastes and entertainment preferences so that, if necessary, we can make appropriate changes which will allow us to remain one of the premiere adult nightclubs. However, any significant decline in general corporate conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business. In addition, we have historically catered to a clientele base from the upper end of the market. Accordingly, further reductions in the amounts of entertainment expenses allowed as deductions from income under the Internal Revenue Code of 1954, as amended, could adversely affect sales to customers dependent upon corporate expense accounts.
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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2022. We are, however, addressing this issue and remediating our material weakness. When we were to identify a material weakness, correcting that issue, and thereafter our continued compliance with Section 404 require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct an internal control issue and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We have identified a material weakness in our internal control over financial reporting.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness related to management's review of accounting for business combinations, specifically related to the identification of and accounting for, intangibles assets acquired in a business combination - see Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address this material weakness and to enhance our internal control over financial reporting, if this material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2022, we have 1 remaining unresolved claims out of the original 71 claims.
The protection provided by our service marks is limited.
Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “CLUB DULCE,” “THE BLACK ORCHID,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” and BOMBSHELLS OFFICER’S CLUB are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “IN THE BIZ,” “JAGUARS”, “THE MANSION,” and “LA BOHEME GENTLEMAN’S CLUB.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.
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
The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:
•our performance and prospects;
•the depth and liquidity of the market for our securities;
•investor perception of us and the industry in which we operate;
•changes in earnings estimates or buy/sell recommendations by analysts;
•general financial and other market conditions; and
•domestic economic conditions.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2022, we own 66 real estate properties. On 49 of these properties, we operate clubs or restaurants, including those temporarily closed. We lease multiple other properties to third-party tenants. Five of our owned properties are in locations where we previously operated clubs, but now lease the buildings to third parties. Twelve are non-income-producing properties for corporate use (including our corporate office) or future club or restaurant locations, or may be offered for sale in the future. Fourteen of our clubs and restaurants are in leased locations.
Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.
Below is a list of locations we operated as of September 30, 2022:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
Scarlett's Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Jaguars Club, San Antonio, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Temptations, Aledo, TX	2011	(1)
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Lubbock, TX	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Abilene, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Scarlett's Cabaret, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring, TX	2014	(1)
Bombshells Fuqua, Houston, TX	2014	(1)

Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020
Diamond Cabaret, Denver, CO	2022	(1)
Scarlett's Cabaret, Denver, CO	2022
PT's Showclub, Denver, CO	2022
La Boheme Gentlemen's Cabaret, Denver, CO	2022	(1)
Diamond Cabaret, St. Louis, IL	2022	(1)
Country Rock Cabaret, St. Louis, IL	2022	(1)
PT's Showclub, Indianapolis, IN	2022
Rick's Cabaret, Raleigh, NC	2022	(1)
Rick's Cabaret, Portland, ME	2022
PT's Showclub, Louisville, KY	2022
PT's Centerfold, Denver, CO	2022
Mansion Gentlemen's Club & Steakhouse, Newburgh, NY	2022
Bombshells, Arlington, TX	2022
Playmates Club, Miami, FL	2022
Cheetah Gentlemen's Club, Miami, FL	2022
PT's Showclub, Odessa, TX	2022
(1)Leased location.
Our property leases are typically for a fixed rental rate with contingent rent for certain locations. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2022, certain of the properties we own were collateral for mortgage debt amounting to approximately $123.0 million. We believe that our existing facilities, both owned and leased, are in good condition and adequate and suitable for the conduct of our business.
See related information in Notes 6 and 9 to our consolidated financial statements.
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
Holders
On December 9, 2022, the closing stock price for our common stock as reported by NASDAQ was $83.63, and there were 131 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 10,700 stockholders having beneficial ownership in street name.
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.
Dividend Policy
Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our Board of Directors declared regular quarterly cash dividends of $0.03 per share, except for the fourth quarter of fiscal 2019, the second and fourth quarters of fiscal 2020, and all four quarters of fiscal 2021 when we paid $0.04 per share. In the second quarter of fiscal 2022, we increased our regular quarterly dividends to $0.05 per share. During fiscal 2022, 2021, and 2020, we paid cash dividends totaling $1.8 million, $1.4 million, and $1.3 million, respectively.
Purchases of Equity Securities by the Issuer
Our share repurchase activity during the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs(3)
July 1-31, 2022	37,200	$52.66	37,200	$19,945,243
August 1-31, 2022	5,050	$58.46	5,050	$19,650,034
September 1-30, 2022	12,223	$64.28	12,223	$18,864,381
	54,473	$55.80	54,473
(1)    Prices include any commissions and transaction costs.
(2)    All shares were purchased pursuant to the repurchase plans approved by the Board of Directors as disclosed in our most recent Annual Report on Form 10-K.
(3)    On May 24, 2022, the Board of Directors approved a $25.0 million increase in the Company's share repurchase program.
Equity Compensation Plan Information
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan was approved by the shareholders during the annual stockholders' meeting on August 23, 2022. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options each to six members of management subject to the approval of the 2022 Plan.
See Note 13 to our consolidated financial statements for details.
Stock Performance Graph
The following chart compares the five-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2017 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-17
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
RICK
IXIC
DJUSRU
RUT

	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
RCI Hospitality Holdings, Inc.	$100.00	$118.98	$83.06	$82.13	$276.11	$262.01
NASDAQ Composite Index	$100.00	$123.87	$123.14	$171.91	$222.42	$162.80
Dow Jones U.S. Restaurant & Bar Index	$100.00	$112.64	$146.90	$148.82	$182.42	$156.82
Russell 2000 Index	$100.00	$113.80	$102.18	$101.13	$147.86	$111.66
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand RCI Hospitality Holdings, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:
•Our Business — a general description of our business and the adult nightclub industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.
•Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.
•Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.
Current Operating Environment
Our fiscal 2020 was the period hard hit by the COVID-19 pandemic causing a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In fiscal 2021, our businesses started to recover from the initial effects of the pandemic when government restrictions eased. Stimulus money also flowed to the economy at that time which prompted discretionary spending. In fiscal 2022, several coronavirus variants threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruptions impacting our businesses.
Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.

OUR BUSINESS
The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, Aledo, Round Rock, El Paso and Odessa, Texas; Denver, Colorado; Charlotte and Raleigh, North Carolina; Minneapolis, Minnesota; New York and Newburgh, New York; Miami Gardens, Pembroke Park and Miami, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; Louisville, Kentucky; Portland, Maine; Indianapolis, Indiana; and Washington Park, Kappa, Sauget and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells	Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring, Pearland, Tomball, Katy and Arlington, Texas under the brand name Bombshells Restaurant & Bar. We have one franchised unit in San Antonio, Texas.

Other	Our wholly-owned subsidiaries own a media division (“Media Group”), including the leading trade magazine serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. We also own an industry trade show, an industry trade publication and more than a dozen industry and social media websites. Included here is Drink Robust, which is licensed to sell Robust Energy Drink in the United States.
We generate our revenues from the sale of liquor, beer, wine, food, and merchandise; service revenues such as cover charges, membership fees, and facility use fees; and other revenues such as commissions from vending and ATM machines, real estate rental, valet parking, and other products and services for both nightclub and restaurant/sports bar operations. Other revenues include Media Group revenues for the sale of advertising content and revenues from our annual Expo convention, and Drink Robust sales. Our fiscal year-end is September 30.
Same-Store Sales. We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily for more than 15 days until its next full quarter of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definitions stated above. Revenues outside of our Nightclubs and Bombshells reportable segments’ core business are excluded from same-store sales calculation.
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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the third quarter of 2022, we impaired two properties for a total of $1.0 million one due to eminent domain by the state of Texas and the other due to underperformance. During the second quarter of 2021, we impaired one property that was reclassified to assets held for sale for $1.4 million, and during the fourth quarter of 2021, we impaired four clubs for $584,000. During the second quarter of 2020, we impaired one club and one Bombshells unit for a total of $302,000, and during the third quarter of 2020, we impaired one club for its operating lease right-of-use asset for $104,000.
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
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2022, we identified one reporting unit that was impaired and recognized a goodwill impairment loss of $566,000. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million.
For indefinite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $293,000 in 2022 related to one club, $5.3 million in 2021 related to three clubs, and $2.3 million in 2020 related to two clubs.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred.
Stock-based Compensation
We recognize expense for stock-based compensation awards, which is equal to the fair value of the awards at grant date, ratably in selling, general and administrative expenses in our consolidated statements of operations over their requisite service period. Calculating the grant date fair value of stock-based compensation awards requires the input of subjective assumptions. We determine the fair value of each stock option grant using the Black-Scholes option-pricing model with assumptions based primarily on historical data. Specific inputs to the model include the expected term of the stock options, stock price volatility, dividend yield, and risk-free interest rate.
We used our historical exercise and post-vesting expiration behavior of grantees on stock options awarded prior to the 2022 Plan which may not be reflective of current stock market environment and current mix of grantees. We estimated expected volatility based on historical volatility of the Company's stock price for a period equal to the award's expected term. We estimated expected dividend yield based on the current dividend payout activity and the exercise price (that is, the expected dividends that would likely be reflected in an amount at which the stock option would be exchanged). The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize forfeitures when they occur.
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

OPERATIONS REVIEW
Highlights of operations from fiscal 2022, 2021, and 2020 are as follows (in thousands, except percentages and per share amounts):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Revenues
Consolidated	$267,620	37.1%	$195,258	47.6%	$132,327
Nightclubs	$206,251	50.2%	$137,348	55.4%	$88,373
Bombshells	$59,925	5.8%	$56,621	31.0%	$43,215

Same-store sales
Consolidated		+5.6%		+1.5%
Nightclubs		+10.1%		-2.1%
Bombshells		-4.6%		+7.7%

Income from operations
Consolidated	$71,459	85.4%	$38,548	1,303.8%	$2,746
Nightclubs	$82,798	89.0%	$43,815	235.6%	$13,056
Bombshells	$11,504	(13.3)%	$13,264	43.6%	$9,237

Diluted earnings (loss) per share	$4.91		$3.37		$(0.66)

Net cash provided by operating activities	$64,509	53.6%	$41,991	168.6%	$15,632

Free cash flow*	$58,911	63.3%	$36,084	167.7%	$13,481
*Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the three most recently completed fiscal years:

	2022	2021	2020
Revenues
Sales of alcoholic beverages	42.3%	44.4%	44.6%
Sales of food and merchandise	16.6%	21.1%	18.5%
Service revenues	35.1%	28.4%	31.1%
Other	6.0%	6.1%	5.8%
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	17.8%	18.3%	18.8%
Food and merchandise sold	35.1%	33.6%	33.0%
Service and other	0.3%	0.6%	0.5%
Total cost of goods sold (exclusive of items shown separately below)	13.5%	15.4%	14.7%
Salaries and wages	25.6%	25.9%	29.5%
Selling, general and administrative	29.5%	28.0%	39.1%
Depreciation and amortization	4.6%	4.2%	6.7%
Other charges, net	0.2%	6.8%	8.0%
Total operating expenses	73.3%	80.3%	97.9%
Income from operations	26.7%	19.7%	2.1%
Other income (expenses)
Interest expense	(4.5)%	(5.1)%	(7.4)%
Interest income	0.2%	0.1%	0.2%
Non-operating gains (losses), net	0.1%	2.7%	0.0%
Income (loss) before income taxes	22.5%	17.5%	(5.1)%
Income tax expense (benefit)	5.3%	2.0%	(0.4)%
Net income (loss)	17.2%	15.4%	(4.8)%
†Percentages may not foot due to rounding in this and in all of the succeeding tables presenting percentages in this report. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Better (Worse)
	2022 vs. 2021		2021 vs. 2020
	Amount	%	Amount	%
Revenues
Sales of alcoholic beverages	$26,631	30.7%	$27,605	46.7%
Sales of food and merchandise	3,183	7.7%	16,651	68.1%
Service revenues	38,427	69.3%	14,299	34.7%
Other	4,121	34.3%	4,376	57.4%
Total revenues	72,362	37.1%	62,931	47.6%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	(4,272)	(26.9)%	(4,786)	(43.1)%
Food and merchandise sold	(1,743)	(12.6)%	(5,723)	(70.9)%
Service and other	57	15.2%	(107)	(40.1)%
Total cost of goods sold (exclusive of items shown separately below)	(5,958)	(19.8)%	(10,616)	(54.6)%
Salaries and wages	(17,820)	(35.2)%	(11,557)	(29.6)%
Selling, general and administrative	(24,239)	(44.4)%	(2,916)	(5.6)%
Depreciation and amortization	(4,153)	(50.4)%	598	6.8%
Other charges, net	12,719	96.5%	(2,638)	(25.0)%
Total operating expenses	(39,451)	(25.2)%	(27,129)	(20.9)%
Income from operations	32,911	85.4%	35,802	1,303.8%
Other income/expenses
Interest expense	(1,958)	(19.6)%	(181)	(1.8)%
Interest income	158	62.5%	(71)	(21.9)%
Non-operating gains/losses, net	(5,119)	(96.0)%	5,394	*
Income/loss before income taxes	25,992	76.1%	40,944	601.7%
Income tax expense/benefit	(10,082)	(252.7)%	(4,482)	*
Net income/loss	$15,910	52.8%	$36,462	*
*Not meaningful.
Revenues
Our consolidated revenues continued their upward trend from 2020 to 2021 (with an increase of 47.6%) rebounding from the heavily COVID-19 affected 2020 to a more stable increase from 2021 to 2022 (with an increase of 37.1%) aided by acquisitions. Consolidated same-store sales increased by 5.6% from 2021 to 2022 and by 1.5% from 2020 to 2021. New units contributed $47.6 million, or 24.4% of total prior-year revenue, to the total revenue increase from 2021 to 2022 (mostly from club acquisitions) and $4.2 million, or 3.1% of total prior-year revenue, to the total consolidated revenue increase from 2020 to 2021 (all from new Bombshells). Closed units in the comparable prior year contributed $13.9 million, or 7.1% of total prior-year revenue, to the total revenue increase from 2021 to 2022 and $56.8 million, or 42.9% of total prior-year revenue, to the total consolidated revenue increase from 2020 to 2021.

Segment contribution to total revenues was as follows (dollar amounts in thousands):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Nightclubs
Sales of alcoholic beverages	$80,001	47.3%	$54,305	70.0%	$31,950
Sales of food and merchandise	18,289	6.2%	17,221	101.2%	8,561
Service revenues	93,481	69.5%	55,146	34.5%	41,004
Other revenues	14,480	35.6%	10,676	55.7%	6,858
	206,251	50.2%	137,348	55.4%	88,373
Bombshells
Sales of alcoholic beverages	33,315	2.9%	32,380	19.4%	27,130
Sales of food and merchandise	26,005	8.9%	23,890	50.3%	15,899
Service revenues	407	29.2%	315	99.4%	158
Other revenues	198	450.0%	36	28.6%	28
	59,925	5.8%	56,621	31.0%	43,215
Other
Other revenues	1,444	12.0%	1,289	74.4%	739
	$267,620	37.1%	$195,258	47.6%	$132,327
Nightclubs segment revenues. Nightclubs revenues increased by 50.2% from 2021 to 2022 and by 55.4% from 2020 to 2021. A breakdown of the changes compared to total change in Nightclubs revenues is as follows:

	2022 vs. 2021	2021 vs. 2020
Impact of 10.1% increase and 2.1% decrease in same-store sales, respectively, to total revenues	9.5%	(1.2)%
Newly acquired units	30.5%	—%
Closed units	10.1%	56.4%
Other	0.1%	0.2%
	50.2%	55.4%
Nightclubs segment sales mix for the three fiscal years, below:

	2022	2021	2020
Sales of alcoholic beverages	38.8%	39.5%	36.2%
Sales of food and merchandise	8.9%	12.5%	9.7%
Service revenues	45.3%	40.2%	46.4%
Other	7.0%	7.8%	7.7%
	100.0%	100.0%	100.0%
The 2022 new units include 15 clubs, of which eleven were acquired in October 2021, one acquired in November 2021, one acquired in May 2022, and two acquired in July 2022. See Note 16 to our consolidated financial statements. In total, these newly acquired clubs contributed $41.9 million in revenues during 2022 since their acquisition dates. No new clubs were acquired in 2020 and 2021.
Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.6 million in 2022, $1.5 million in 2021, and $1.3 million in 2020.

Bombshells segment revenues. Bombshells revenues increased by 5.8% from 2021 to 2022 and by 31.0% from 2020 to 2021. A breakdown of the changes compared to total changes in Bombshells revenues is as follows:

	2022 vs. 2021	2021 vs. 2020
Impact of 4.6% decrease and 7.7% increase in same-store sales, respectively, to total revenues	(4.6)%	5.2%
New units	10.1%	9.6%
Closed units	—%	16.2%
Other	0.3%	—%
	5.8%	31.0%
Bombshells segment sales mix for the three fiscal years is as follows:

	2022	2021	2020
Sales of alcoholic beverages	55.6%	57.2%	62.8%
Sales of food and merchandise	43.4%	42.2%	36.8%
Service and other revenues	1.0%	0.6%	0.4%
	100.0%	100.0%	100.0%
Bombshells Katy was opened in the first quarter of 2020, while Bombshells 59 was opened in the second quarter of 2020. No new Bombshells location was opened in 2021. Bombshells Arlington was opened in the first quarter of 2022.
Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. Drink Robust sales were $201,000, $249,000, and $150,000 in fiscal 2022, 2021, and 2020, respectively, which excludes intercompany sales to Nightclubs and Bombshells units amounting to $261,000, $141,000, and $70,000 in fiscal 2022, 2021, and 2020, respectively. Media business revenues were $1.2 million, $1.0 million, and $589,000 in fiscal 2022, 2021, and 2020, respectively. Due to the COVID-19 pandemic, the 2020 ED EXPO that was supposed to be held in August 2020 (fiscal 2020) was canceled. All unearned sponsorship and advertising revenues related to the event were either further deferred or refunded and no revenue was recognized.
Operating Expenses
Total operating expenses, as a percent of consolidated revenues, were 73.3%, 80.3%, and 97.9% for the fiscal year 2022, 2021, and 2020, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.
Cost of goods sold. Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, and Drink Robust. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.5%, 15.4%, and 14.7% for fiscal 2022, 2021, and 2020, respectively. See page 29 above for the breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 10.5%, 11.8%, and 10.7% for fiscal 2022, 2021, and 2020, respectively, which was primarily caused by shifts in sales mix. Bombshells cost of goods sold was 23.5%, 23.8%, and 22.6% for fiscal 2022, 2021, and 2020, respectively, which was mainly driven by menu price increases in 2022 in response to inflation, the shift in sales mix to lower-margin food sales in 2021, and to higher-margin alcoholic beverage sales in 2020.
Salaries and wages. Consolidated salaries and wages increased by $17.8 million, or 35.2%, from 2021 to 2022 and increased by $11.6 million, or 29.6%, from 2020 to 2021. The dollar decrease from 2020 to 2021 was mainly from personnel hiring and rehiring after easing restrictions from COVID-19, and the dollar increase from 2021 to 2022 was mainly from new employees caused by the fifteen new club acquisitions and one Bombshells opening. As a percentage of revenues, consolidated salaries and wages were 25.6%, 25.9%, and 29.5% in 2022, 2021, and 2020, respectively, mainly due to sales trend and the impact of fixed salaries on increasing sales. Corporate salary pay cuts made in 2020 during the height of the pandemic restrictions were paid back in 2021.

By reportable segment, salaries and wages are broken down as follows (dollar amounts in thousands):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Nightclubs	$40,859	51.4%	$26,986	37.8%	$19,590
Bombshells	14,585	11.8%	13,041	25.1%	10,427
Other	601	3.3%	582	18.5%	491
Corporate	12,402	23.8%	10,018	17.0%	8,562
	$68,447	35.2%	$50,627	29.6%	$39,070
Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in general corporate.
Salaries and wages as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2022	2021	2020
Nightclubs	19.8%	19.6%	22.2%
Bombshells	24.3%	23.0%	24.1%
Other	41.6%	45.2%	66.4%
Corporate	4.6%	5.1%	6.5%
	25.6%	25.9%	29.5%
Selling, general and administrative expenses. The components of consolidated selling, general and administrative expenses are in the tables below (dollar amounts in thousands):

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Taxes and permits	$9,468	3.5%	$8,701	4.5%	$8,071	6.1%
Advertising and marketing	9,860	3.7%	6,676	3.4%	5,367	4.1%
Supplies and services	8,614	3.2%	6,190	3.2%	4,711	3.6%
Insurance	10,152	3.8%	5,676	2.9%	5,777	4.4%
Lease	6,706	2.5%	3,942	2.0%	4,060	3.1%
Legal	1,995	0.7%	3,997	2.0%	4,725	3.6%
Utilities	4,585	1.7%	3,366	1.7%	2,945	2.2%
Charge card fees	6,292	2.4%	3,376	1.7%	2,382	1.8%
Security	4,404	1.6%	3,892	2.0%	2,582	2.0%
Accounting and professional fees	3,909	1.5%	2,031	1.0%	3,463	2.6%
Repairs and maintenance	3,754	1.4%	2,767	1.4%	2,289	1.7%
Stock-based compensation	2,353	0.9%	—	—%	—	—%
Other	6,755	2.5%	3,994	2.0%	5,320	4.0%
	$78,847	29.5%	$54,608	28.0%	$51,692	39.1%

By reportable segment, selling, general and administrative expenses are broken down as follows (dollar amounts in thousands):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Nightclubs	$51,285	56.7%	$32,725	8.7%	$30,105
Bombshells	17,295	16.2%	14,883	26.8%	11,735
Other	418	76.4%	237	(11.6)%	268
Corporate	9,849	45.6%	6,763	(29.4)%	9,584
	$78,847	44.4%	$54,608	5.6%	$51,692
Selling, general and administrative expenses as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2022	2021	2020
Nightclubs	24.9%	23.8%	34.1%
Bombshells	28.9%	26.3%	27.2%
Other	28.9%	18.4%	36.3%
Corporate	3.7%	3.5%	7.2%
	29.5%	28.0%	39.1%
The significant variances in selling, general and administrative expenses are as follows:
As a percentage of revenues, relatively fixed expenses were high in rate due to lower sales in fiscal 2020, while more discretionary/controllable expenses such as advertising and marketing were kept to a minimum. Conversely, due to the increase in revenues in 2021 from 2020, almost all selling, general and administrative expenses consequently increased except accounting and professional fees, insurance, leases, and legal. Accounting and legal fees primarily decreased from prior year’s SEC matters; lease expense decreased due to lease credits we received from certain landlords; while insurance decreased due to credits given by insurers for unused coverage due to COVID-19 closures in 2020. Most of the selling, general and administrative expense increases in 2022 came from the Nightclub acquisitions we made. We also incurred stock-based compensation expense from a new 2022 Stock Option Plan.
Depreciation and amortization. Depreciation and amortization increased by $4.2 million, or 50.4%, from 2021 to 2022 and decreased by $598,000, or 6.8%, from 2020 to 2021. The decrease from 2020 to 2021 was mainly from significantly low capital expenditure in 2020 while the increase from 2021 to 2022 was mainly caused by the growth in our depreciable asset base and amortizable intangibles caused by acquired clubs and a new Bombshells unit.
Other charges, net. The components of other charges, net are in the table below (dollars in thousands):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Impairment of assets	$1,888	(86.1)%	$13,612	28.2%	$10,615
Settlement of lawsuits	1,417	5.0%	1,349	675.3%	174
Gain on sale of businesses and assets	(2,375)	355.0%	(522)	(21.0)%	(661)
Loss (gain) on insurance	(463)	(63.0)%	(1,253)	(398.3)%	420
	$467	(96.5)%	$13,186	25.0%	$10,548
The significant variances in other charges, net are discussed below:
During 2022, we recorded aggregate impairment charges amounting to $1.9 million related to goodwill of one club ($566,000), SOB license of one club ($293,000), and property and equipment of one club and one Bombshells unit ($1.0 million). During 2021, we recorded aggregate impairment charges amounting to $13.6 million related to goodwill of seven clubs ($6.3 million), SOB licenses of three clubs ($5.3 million), and property and equipment of five clubs, one of which is held for sale ($2.0 million). During 2020, we recorded aggregate impairment charges amounting to $10.6 million related to goodwill of seven clubs ($7.9 million), SOB licenses of two clubs ($2.3 million), and $406,000 of long-lived assets of one club and one Bombshells restaurant (including impairment on operating lease right-of-use assets of $104,000). See Notes 2 and 16 to our consolidated financial statements.
In 2021, we settled a case with one of our Bombshells landlords for $1.0 million. See Note 11 to our consolidated financial statements. In 2022, we settled several cases including the image infringement lawsuit and the securities class actions part of which was paid by insurance.
Refer to dispositions in Note 16 to our consolidated financial statement for details on gains or losses on sale of businesses and assets.
In relation to insurance claims and recoveries, we recognized a $463,000 gain in 2022, $1.3 million gain in 2021, and a $420,000 loss in 2020 mainly related to a fire in one of our clubs in Washington Park, Illinois toward the end of fiscal 2018 and a hurricane that damaged one of our clubs in Sulphur, Louisiana in August 2020. The rest of the claims for the Sulphur club were received in 2022. Gains related to insurance recoveries are recognized when the contingencies related to the insurance claims have been resolved, which may be in a subsequent reporting period. See Note 15 to our consolidated financial statements.
Income from Operations
During fiscal 2022, 2021, and 2020, our consolidated operating margin was 26.7%, 19.7%, and 2.1%, respectively.
Below is a table which reflects segment contribution to income from operations (in thousands):

	2022	2021	2020
Nightclubs	$82,798	$43,815	$13,056
Bombshells	11,504	13,264	9,237
Other	57	35	(614)
Corporate	(22,900)	(18,566)	(18,933)
	$71,459	$38,548	$2,746
Nightclubs operating margin was 40.1%, 31.9%, and 14.8% in 2022, 2021, and 2020, respectively, primarily due to the impact of the COVID-19 pandemic in 2020 and the closure of underperforming units, fixed expense leverage on increasing sales, and impairment of assets of $1.2 million, $13.6 million, and $10.4 million for 2022, 2021, and 2020, respectively. Bombshells operating margin was 19.2%, 23.4%, and 21.4% in 2022, 2021, and 2020, respectively, mainly due to one new unit and same-store sales decrease in 2022, two new units and same-store sales increase in 2021, partially offset by COVID-19 impact in 2020.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to discussion of Non-GAAP Financial Measures on page 37.

	2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$82,798	$11,504	$57	$(22,900)	$71,459
Amortization of intangibles	2,042	6	61	9	2,118
Settlement of lawsuits	1,287	18	—	112	1,417
Impairment of assets	1,238	650	—	—	1,888
Loss (gain) on sale of businesses and assets	(2,010)	17	—	(382)	(2,375)
Gain on insurance	(463)	—	—	—	(463)
Stock-based compensation	—	—	—	2,353	2,353
Non-GAAP operating income (loss)	$84,892	$12,195	$118	$(20,808)	$76,397

GAAP operating margin	40.1%	19.2%	3.9%	(8.6)%	26.7%
Non-GAAP operating margin	41.2%	20.4%	8.2%	(7.8)%	28.5%

	2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$43,815	$13,264	$35	$(18,566)	$38,548
Amortization of intangibles	187	14	57	—	258
Settlement of lawsuits	275	59	5	1,010	1,349
Impairment of assets	13,612	—	—	—	13,612
Costs and charges related to debt refinancing	17	—	—	40	57
Loss (gain) on sale of businesses and assets	(580)	72	—	(14)	(522)
Gain on insurance	(1,209)	—	—	(44)	(1,253)
Non-GAAP operating income (loss)	$56,117	$13,409	$97	$(17,574)	$52,049

GAAP operating margin	31.9%	23.4%	2.7%	(9.5)%	19.7%
Non-GAAP operating margin	40.9%	23.7%	7.5%	(9.0)%	26.7%

	2020
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$13,056	$9,237	$(614)	$(18,933)	$2,746
Amortization of intangibles	211	15	383	—	609
Settlement of lawsuits	174	—	—	—	174
Impairment of assets	10,370	245	—	—	10,615
Loss (gain) on sale of businesses and assets	(639)	16	—	(38)	(661)
Loss (gain) on insurance	433	—	—	(13)	420
Non-GAAP operating income (loss)	$23,605	$9,513	$(231)	$(18,984)	$13,903

GAAP operating margin	14.8%	21.4%	(83.1)%	(14.3)%	2.1%
Non-GAAP operating margin	26.7%	22.0%	(31.3)%	(14.3)%	10.5%
Other Income/Expenses
Interest expense increased by $2.0 million from 2021 to 2022 and by $181,000 from 2020 to 2021. The increase in interest expense in 2022 was primarily caused by the significantly higher average debt balance from borrowings to finance our acquisitions. The net increase in interest expense in 2021 was primarily caused by the expensed loan costs and written off unamortized debt issuance costs related to the September 2021 Refinancing Note (see Note 9 to our consolidated financial statements), partially offset by the impact of a lower average debt balance. During 2020, with the onset of the COVID-19 pandemic, certain debt principal and interest payments were deferred, but we continued to accrue interest on these debts. At the end of 2021, we refinanced several of our existing bank and seller-financed real estate debt with the issuance of a $99.1 million 5.25% note with a term of 10 years.
We consider lease plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) was high in 2020 due to lower sales activity caused by the pandemic, as shown below.

	2022	2021	2020
Lease	2.5%	2.0%	3.1%
Interest	4.5%	4.8%	7.4%
Total occupancy cost	7.0%	6.8%	10.5%

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
Income Taxes
Income taxes were an expense of approximately $14.1 million in 2022, $4.0 million in 2021, and a benefit of $493,000 in 2020. Our effective income tax rate was a 23.4% expense in 2022, 11.7% expense in 2021, and 7.2% benefit in 2020. The components of our annual effective income tax rate are the following:

	2022	2021	2020
Federal statutory income tax expense/benefit	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0%	2.1%	(3.7)%
Permanent differences	0.2%	(1.3)%	(5.8)%
Change in state tax rate	1.5%	(2.4)%	—%
Change in valuation allowance	0.6%	(1.9)%	(18.7)%
Tax credits	(3.0)%	(3.5)%	13.9%
Other	0.2%	(2.4)%	0.6%
Total effective income tax rate	23.4%	11.7%	7.2%
*Positive or negative percentages are in relation to income or loss before income taxes of the respective fiscal year.
The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, and tax credits that are mostly FICA tip credits. The effective income tax rate for fiscal 2020 was also affected by the pre-tax loss mostly caused by the pandemic and the changes in the deferred tax asset valuation allowance in all three fiscal years presented.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, (f) costs and charges related to debt refinancing, and (g) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets,

(c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized loss on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, (h) costs and charges related to debt refinancing, (i) stock-based compensation, (j) the income tax effect of the above-described adjustments, and (k) change in deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.8%, 13.5%, and 26.0% effective tax rate of the pre-tax non-GAAP income before taxes for the 2022, 2021, and 2020, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance (f) unrealized gains or losses on equity securities, (g) impairment of assets, (h) settlement of lawsuits, (i) gain on debt extinguishment, and (j) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA multiple is also used as a target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	2022	2021	2020
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$46,041	$30,336	$(6,085)
Income tax expense (benefit)	14,071	3,989	(493)
Interest expense, net	11,539	9,739	9,487
Settlement of lawsuits	1,417	1,349	174
Impairment of assets	1,888	13,612	10,615
Gain on sale of businesses and assets	(2,375)	(522)	(661)
Depreciation and amortization	12,391	8,238	8,836
Unrealized loss on equity securities	—	84	64
Gain on debt extinguishment	(138)	(5,329)	—
Loss (gain) on insurance	(463)	(1,253)	420
Stock-based compensation	2,353	—	—
Adjusted EBITDA	$86,724	$60,243	$22,357

Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$46,041	$30,336	$(6,085)
Amortization of intangibles	2,118	258	609
Settlement of lawsuits	1,417	1,349	174
Impairment of assets	1,888	13,612	10,615
Gain on sale of businesses and assets	(2,375)	(522)	(661)
Costs and charges related to debt refinancing*	—	694	—
Unrealized loss on equity securities	—	84	64
Gain on debt extinguishment	(138)	(5,329)	—
Loss (gain) on insurance	(463)	(1,253)	420
Stock-based compensation	2,353	—	—
Change in deferred tax asset valuation allowance	343	(632)	1,273
Net income tax effect	(729)	(1,845)	(1,700)
Non-GAAP net income	$50,455	$36,752	$4,709

	2022	2021	2020
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	9,383,445	9,004,744	9,199,225
GAAP diluted earnings (loss) per share	$4.91	$3.37	$(0.66)
Amortization of intangibles	0.23	0.03	0.07
Settlement of lawsuits	0.15	0.15	0.02
Impairment of assets	0.20	1.51	1.15
Gain on sale of businesses and assets	(0.25)	(0.06)	(0.07)
Costs and charges related to debt refinancing*	—	0.08	—
Unrealized loss on equity securities	—	0.01	0.01
Gain on debt extinguishment	(0.01)	(0.59)	—
Loss (gain) on insurance	(0.05)	(0.14)	0.05
Stock-based compensation	0.25	—	—
Change in deferred tax asset valuation allowance	0.04	(0.07)	0.14
Net income tax effect	(0.08)	(0.20)	(0.18)
Non-GAAP diluted earnings per share	$5.38	$4.08	$0.51

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$71,459	$38,548	$2,746
Amortization of intangibles	2,118	258	609
Settlement of lawsuits	1,417	1,349	174
Impairment of assets	1,888	13,612	10,615
Costs and charges related to debt refinancing*	—	57	—
Gain on sale of businesses and assets	(2,375)	(522)	(661)
Loss (gain) on insurance	(463)	(1,253)	420
Stock-based compensation	2,353	—	—
Non-GAAP operating income	$76,397	$52,049	$13,903

	2022	2021	2020
Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	26.7%	19.7%	2.1%
Amortization of intangibles	0.8%	0.1%	0.5%
Settlement of lawsuits	0.5%	0.7%	0.1%
Impairment of assets	0.7%	7.0%	8.0%
Costs and charges related to debt refinancing*	—%	0.0%	—%
Gain on sale of businesses and assets	(0.9)%	(0.3)%	(0.5)%
Loss (gain) on insurance	(0.2)%	(0.6)%	0.3%
Stock-based compensation	0.9%	—%	—%
Non-GAAP operating margin	28.5%	26.7%	10.5%

*	Costs and charges related to debt refinancing in 2021 consist of $637,000 in interest expense and $57,000 in legal and professional fees. The $637,000 interest expense portion above includes $103,000 in unamortized debt issuance costs that were written off and $228,000 in expensed new loan costs.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2022, our cash and cash equivalents were approximately $36.0 million as compared to $35.7 million at September 30, 2021. Because of the large volume of cash we handle, we have very stringent cash controls. As of September 30, 2022, we had working capital of $18.6 million compared to working capital of $26.1 million as of September 30, 2021, excluding net assets held for sale (net of associated liabilities of $0 and $1.1 million, respectively) amounting to $1.0 million and $3.8 million as of September 30, 2022 and 2021, respectively. Since the pandemic hard hit fiscal 2020, we have since recovered and have seen a more normal stream of operations in 2021 and 2022. Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
We have not recently raised capital through the issuance of equity securities although we have used equity recently in one of our acquisitions. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs, and restaurants/sports bars.
During 2022, we acquired fifteen clubs at an aggregate acquisition price of $132.6 million, of which $55.3 million was in cash, $49.0 million in debt, and $30.0 million in equity (500,000 shares of our common stock with an acquisition date fair value of $29.9 million, discounted for lack of marketability due to the lock-up period).
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	2022	2021	2020
Operating	$64,509	$41,991	$15,632
Investing	(67,797)	(6,814)	(994)
Financing	3,582	(15,096)	(13,130)
Net increase in cash and cash equivalents	$294	$20,081	$1,508
We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.

Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	2022	2021	2020
Net income (loss)	$46,060	$30,150	$(6,312)
Depreciation and amortization	12,391	8,238	8,836
Deferred tax expense (benefit)	3,080	(1,253)	(1,268)
Stock-based compensation expense	2,353	—	—
Impairment of assets	1,888	13,612	10,615
Gain on debt extinguishment	(83)	(5,298)	—
Net change in operating assets and liabilities	(1,421)	(3,451)	1,380
Other	241	(7)	2,381
Net cash provided by operating activities	$64,509	$41,991	$15,632
Net cash flows from operating activities increased from 2021 to 2022 mainly due to the operating results of the fifteen acquired clubs and one Bombshells opened. Net cash flows from operating activities increased from 2020 to 2021 mainly due to significantly higher income from operations partially offset by higher interest payments, which included deferred debt interest payments from 2020, and higher income taxes paid.
Cash Flows from Investing Activities
Following are our summarized cash flows from investing activities (in thousands):

	2022	2021	2020
Proceeds from sale of businesses and assets	$10,669	$5,415	$2,221
Proceeds from notes receivable	182	130	1,576
Proceeds from insurance	648	1,152	945
Payments for property and equipment and intangible assets	(24,003)	(13,511)	(5,736)
Acquisition of businesses, net of cash acquired	(55,293)	—	—
Net cash used in investing activities	$(67,797)	$(6,814)	$(994)
In 2022, we acquired fifteen clubs with an aggregate acquisition price of $132.6 million, of which $55.3 million in cash, $49.0 million in debt, and 500,000 shares of our common stock in equity. We also purchased an aircraft and six real estate properties, of which, four are for future Bombshells locations, one for a club that we were leasing, and another to replace a club location which was taken by eminent domain. Also in 2022, we received payment for four real estate properties. We did not receive payment for the eminent domain property mentioned above until November 2022. In 2021, we acquired four real estate properties either for future club or restaurant locations or for corporate use. On one of the real properties purchased, we opened a Bombshells restaurant on December 6, 2021 in Arlington, Texas. There were no new Bombshells units opened in 2021. We also sold two real estate properties in 2021. We opened two new Bombshells units in 2020 (one in Katy, Texas and another on U.S. Highway 59 in Houston, Texas) and sold three real estate properties. As of September 30, 2022, 2021, and 2020, we had $1.5 million, $3.4 million, and $20,000 in construction-in-progress related mostly to Bombshells opening in the subsequent fiscal year. See Note 16 to our consolidated financial statements.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
New capital expenditures in new clubs and Bombshells units and equipment*	$18,405	$7,604	$3,585
Maintenance capital expenditures	5,598	5,907	2,151
Total capital expenditures, excluding business acquisitions	$24,003	$13,511	$5,736
*Includes real estate except those acquired through business acquisitions.
See discussion of acquisitions and dispositions subsequent to September 30, 2022 in Note 16 to our consolidated financial statements.
Cash Flows from Financing Activities
Following are our summarized cash flows from financing activities (in thousands):

	2022	2021	2020
Proceeds from debt obligations	$35,820	$38,490	$6,503
Payments on debt obligations	(14,894)	(49,178)	(8,832)
Purchase of treasury stock	(15,097)	(1,794)	(9,484)
Payment of dividends	(1,784)	(1,440)	(1,286)
Payment of loan origination costs	(463)	(1,174)	—
Distribution to noncontrolling interests	—	—	(31)
Net cash provided by (used in) financing activities	$3,582	$(15,096)	$(13,130)
See Note 9 to our consolidated financial statements for a detailed discussion of our debt obligations.
We purchased shares of our common stock representing 268,185 shares, 74,659 shares, and 516,102 shares in 2022, 2021, and 2020, respectively. We paid quarterly dividends of $0.03 per share in fiscal 2020, except in the second and fourth quarter of 2020 where we paid $0.04 per share. We paid quarterly dividends of $0.04 per share in fiscal 2021 through the first quarter of 2022. Then starting in the second quarter of 2022, we increased our quarterly dividends to $0.05 per share.
Non-GAAP Cash Flow Measure
Management also uses certain non-GAAP cash flow measures such as free cash flow. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2022	2021	2020
Net cash provided by operating activities	$64,509	$41,991	$15,632
Less: Maintenance capital expenditures	5,598	5,907	2,151
Free cash flow	$58,911	$36,084	$13,481
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
Contractual Obligations and Commitments
We have long-term contractual obligations primarily in the form of debt obligations and operating leases. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to debt were estimated using the interest rate in effect as of September 30, 2022.

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations - regular(a)	$106,102	$10,216	$9,663	$9,527	$9,825	$10,424	$56,447
Debt obligations - balloon(a)	99,738	2,226	2,195	20,457	—	—	74,860
Interest payments on debt	78,616	12,792	11,987	9,468	8,418	7,820	28,131
Operating leases(b)	52,789	4,895	4,944	5,024	5,089	4,895	27,942
(a)See Note 9 to our consolidated financial statements.
(b)See Note 20 to our consolidated financial statements.
Other than the ongoing impact of the COVID-19 pandemic, the current geopolitical and macroeconomic events happening globally, and the notes payable financing described above, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt.
The following table presents a summary of such indicators (dollars in thousands):

	2022	Inc (Dec)	2021	Inc (Dec)	2020
Sales of alcoholic beverages	$113,316	30.7%	$86,685	46.7%	$59,080
Sales of food and merchandise	44,294	7.7%	41,111	68.1%	24,460
Service revenues	93,888	69.3%	55,461	34.7%	41,162
Other revenues	16,122	34.3%	12,001	57.4%	7,625
Total revenues	$267,620	37.1%	$195,258	47.6%	$132,327
Net income (loss) attributable to RCIHH common stockholders	$46,041	51.8%	$30,336	(598.5)%	$(6,085)
Net cash provided by operating activities	$64,509	53.6%	$41,991	168.6%	$15,632
Adjusted EBITDA*	$86,724	44.0%	$60,243	169.5%	$22,357
Free cash flow*	$58,911	63.3%	$36,084	167.7%	$13,481
Debt (end of period)	$202,463	61.8%	$125,168	(11.5)%	$141,435
*See definition and calculation of Adjusted EBITDA and Free Cash Flow under Non-GAAP Financial Measures and Liquidity and Capital Resources above.
We have not established financing other than the notes payable discussed in Note 9 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.

Share Repurchase
As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our Board of Directors. During fiscal years 2022, 2021, and 2020, we paid for treasury stock amounting to $15.1 million, $1.8 million, and $9.5 million representing 268,185 shares, 74,659 shares, and 516,102 shares, respectively. On May 24, 2022, the Board of Directors approved a $25.0 million increase in the Company's share repurchase program. We have approximately $18.9 million remaining to purchase additional shares as of September 30, 2022.
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
GROWTH STRATEGY
We believe that we can continue to grow organically and through careful entry into markets with high growth potential. Our growth strategy includes acquiring existing units, opening new units after market analysis, developing new club concepts that are consistent with our management and marketing skills, franchising our Bombshells brand, and developing and opening our Bombshells concept as our capital and manpower allow.
All eleven of the existing Bombshells as of September 30, 2022 are located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
We opened two new Bombshells units in fiscal 2020.
In 2022, we acquired fifteen clubs with an aggregate acquisition price of $132.6 million, of which $55.3 million in cash, $49.0 million in debt, and 500,000 shares of our common stock in equity. See Note 16 to our consolidated financial statements. We also opened a new Bombshells location in Arlington, Texas in December 2021 and our first franchised location in San Antonio, Texas opened in June 2022.
On October 26, 2022, subsequent to the current reporting date, the Company completed the acquisition of a club in Dickinson, Texas for a total acquisition price of $9.0 million. The acquisition includes (1) $2.5 million for the adult entertainment business covered in a stock purchase agreement paid fully in cash at closing and (2) $6.5 million for the real estate property covered in a real estate purchase agreement paid $1.5 million in cash at closing and $5.0 million under a 6% 15-year promissory note payable in 180 equal monthly payments of $42,193 in principal and interest.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We do not carry any debt with a variable interest rate in effect as of September 30, 2022. Certain of our debt have variable interest rates but will only be effective in future years.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item begins on page 47.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2022 expressed an adverse opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Goodwill, Indefinite-lived Intangible Assets, and Long-lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and indefinite-lived intangible assets on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment of indefinite-lived intangible assets is recognized in the amount by which the carrying value of the assets exceed their fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of September 30, 2022, the Company had goodwill of approximately $67.8 million, and indefinite-lived intangible assets of approximately $117.1 million. Long-lived assets consisted of property and equipment, right of use assets, and intangible assets subject to amortization totaling approximately $288.6 million. During the year ended September 30, 2022 the Company recorded an impairment of these assets of approximately $1.9 million.
We identified the evaluation of the impairment analysis of goodwill, indefinite-lived intangible assets, and long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test operating locations for recoverability and the determination of fair value of the relevant assets when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues, operating cash flows and the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill, indefinite-lived intangible asset, and long-lived asset impairment process, including controls over the identification of relevant assets at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual reporting unit or asset, as necessary, and controls over the key assumptions as noted above. These procedures also included, among others, (1) testing management’s process for developing the fair value estimates of the reporting units or assets; (2) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (3) testing the completeness and accuracy of underlying data used in the models; and (4) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved, with the assistance of valuation specialists employed by us, evaluating whether the assumptions used by management were reasonable considering (1) the historical performance of the reporting units or operating location; (2) the consistency with external market data; and (3) sensitivities over significant inputs and assumptions, including the development of a point estimate.
Fair Value Measurement of consideration and, tangible and intangible assets acquired in business acquisitions
As described in Note 16 to the consolidated financial statements, the Company completed five business acquisitions with an aggregate acquisition price totaling approximately $132.6 million during the year ended September 30, 2022.
The Company accounts for business combinations using the acquisition method, which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The fair value of the tangible assets acquired were measured using adjusted market prices or costs to construct. The fair values of intangible assets acquired are typically estimated using an income approach, which is based on the present value of future discounted cash flows. Management applied significant judgment in estimating the fair value of the consideration and, tangible and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors. In addition, the discount for lack of marketability applied to the consideration is estimated using a market approach, which is based on a Black-Scholes option pricing model.
The principal considerations for our determination that performing procedures relating to the fair value measurement of the consideration and assets acquired related to the acquisitions is a critical audit matter are (1) the significant judgment by management, including the use of specialists, when estimating the fair values of assets acquired; (2) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of assets acquired; (3) the significant audit effort in evaluating the reasonableness of the significant assumptions relating to the rate of future revenue growth and profitability of the acquired business and the discount rate; and (4) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included identifying and evaluating the design of controls relating to the acquisition accounting, including controls over management’s valuation of the assets acquired and consideration, and controls over the development of the valuation models, as well as the significant assumptions related to the rate of future revenue growth, profitability of the acquired business, the discount rate, and the costs to construct an asset. These procedures also included, among others, (1) reading the purchase agreement; and (2) testing management’s process for estimating the fair values of the assets acquired. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth, profitability of the acquired business, the discount rate, and costs to construct an asset. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the historical performance of the acquired businesses and market comparable information, as well as economic and industry forecasts. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. (3) Developing an independent point estimate for the consideration. (4) Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models, the reasonableness of the discount rate, and evaluating the market and cost assumptions for the fair value of the assets; and in developing a model and independent assumptions for the consideration.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019. Marlton, New Jersey

December 14, 2022

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$35,980	$35,686
Accounts receivable, net	8,510	7,570
Current portion of notes receivable	230	220
Inventories	3,893	2,659
Prepaid expenses and other current assets	1,499	1,928
Assets held for sale	1,049	4,887
Total current assets	51,161	52,950
Property and equipment, net	224,615	175,952
Operating lease right-of-use assets, net	37,048	24,308
Notes receivable, net of current portion	4,691	2,839
Goodwill	67,767	39,379
Intangibles, net	144,049	67,824
Other assets	1,407	1,367
Total assets	$530,738	$364,619

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,482	$4,408
Accrued liabilities	11,328	10,403
Current portion of long-term debt	11,896	6,434
Current portion of operating lease liabilities	2,795	1,780
Total current liabilities	31,501	23,025
Deferred tax liability, net	30,562	19,137
Debt, net of current portion and debt discount and issuance costs	190,567	118,734
Operating lease liabilities, net of current portion	36,001	24,150
Other long-term liabilities	349	350
Total liabilities	288,980	185,396

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,231,725 shares and 8,999,910 shares issued and outstanding as of September 30, 2022 and 2021, respectively	92	90
Additional paid-in capital	67,227	50,040
Retained earnings	173,950	129,693
Total RCIHH stockholders’ equity	241,269	179,823
Noncontrolling interests	489	(600)
Total equity	241,758	179,223
Total liabilities and equity	$530,738	$364,619
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and number of shares data)

	Years Ended September 30,
	2022	2021	2020
Revenues
Sales of alcoholic beverages	$113,316	$86,685	$59,080
Sales of food and merchandise	44,294	41,111	24,460
Service revenues	93,888	55,461	41,162
Other	16,122	12,001	7,625
Total revenues	267,620	195,258	132,327
Operating expenses
Cost of goods sold
Alcoholic beverages sold	20,155	15,883	11,097
Food and merchandise sold	15,537	13,794	8,071
Service and other	317	374	267
Total cost of goods sold (exclusive of items shown separately below)	36,009	30,051	19,435
Salaries and wages	68,447	50,627	39,070
Selling, general and administrative	78,847	54,608	51,692
Depreciation and amortization	12,391	8,238	8,836
Other charges, net	467	13,186	10,548
Total operating expenses	196,161	156,710	129,581
Income from operations	71,459	38,548	2,746
Other income (expenses)
Interest expense	(11,950)	(9,992)	(9,811)
Interest income	411	253	324
Non-operating gain (loss), net	211	5,330	(64)
Income (loss) before income taxes	60,131	34,139	(6,805)
Income tax expense (benefit)	14,071	3,989	(493)
Net income (loss)	46,060	30,150	(6,312)
Net loss (income) attributable to noncontrolling interests	(19)	186	227
Net income (loss) attributable to RCIHH common stockholders	$46,041	$30,336	$(6,085)

Earnings (loss) per share
Basic and diluted	$4.91	$3.37	$(0.66)

Weighted average number of common shares outstanding
Basic and diluted	9,383,445	9,004,744	9,199,225

Dividends per share	$0.19	$0.16	$0.14
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended September 30, 2022, 2021, and 2020
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2019	9,590,671	$96	$61,312	$108,168	—	$—	$(156)	$169,420
Purchase of treasury shares	—	—	—	—	(516,102)	(9,484)	—	(9,484)
Canceled treasury shares	(516,102)	(5)	(9,479)	—	516,102	9,484	—	—
Payment of dividends	—	—	—	(1,286)	—	—	—	(1,286)
Payments to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	(6,085)	—	—	(227)	(6,312)
Balance at September 30, 2020	9,074,569	91	51,833	100,797	—	—	(414)	152,307
Purchase of treasury shares	—	—	—	—	(74,659)	(1,794)	—	(1,794)
Canceled treasury shares	(74,659)	(1)	(1,793)	—	74,659	1,794	—	—
Payment of dividends	—	—	—	(1,440)	—	—	—	(1,440)
Net income (loss)	—	—	—	30,336	—	—	(186)	30,150
Balance at September 30, 2021	8,999,910	90	50,040	129,693	—	—	(600)	179,223
Issuance of common shares for business combination	500,000	5	29,928	—	—	—	—	29,933
Purchase of treasury shares	—	—	—	—	(268,185)	(15,097)	—	(15,097)
Canceled treasury shares	(268,185)	(3)	(15,094)	—	268,185	15,097	—	—
Payment of dividends	—	—	—	(1,784)	—	—	—	(1,784)
Stock-based compensation expense	—	—	2,353	—	—	—	—	2,353
Investment from noncontrolling partner	—	—	—	—	—	—	1,070	1,070
Net income	—	—	—	46,041	—	—	19	46,060
Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46,060	$30,150	$(6,312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,391	8,238	8,836
Deferred tax expense (benefit)	3,080	(1,253)	(1,268)
Gain on sale of businesses and assets	(2,970)	(714)	(777)
Impairment of assets	1,888	13,612	10,615
Amortization and writeoff of debt discount and issuance costs	314	311	236
Doubtful accounts expense (reversal) on notes receivable	753	(80)	602
Unrealized loss on equity securities	—	84	64
Loss (gain) on insurance	(463)	(1,337)	596
Noncash lease expense	2,607	1,729	1,660
Stock-based compensation expense	2,353	—	—
Gain on debt extinguishment	(83)	(5,298)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(175)	(769)	(294)
Inventories	(554)	(287)	226
Prepaid expenses, other current assets and other assets	387	4,120	1,633
Accounts payable and accrued liabilities	(1,079)	(6,515)	(185)
Net cash provided by operating activities	64,509	41,991	15,632

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	10,669	5,415	2,221
Proceeds from notes receivable	182	130	1,576
Proceeds from insurance	648	1,152	945
Payments for property and equipment and intangible assets	(24,003)	(13,511)	(5,736)
Acquisition of businesses, net of cash acquired	(55,293)	—	—
Net cash used in investing activities	(67,797)	(6,814)	(994)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $650, $0, and $0, respectively	35,820	38,490	6,503
Payments on debt obligations	(14,894)	(49,178)	(8,832)
Purchase of treasury stock	(15,097)	(1,794)	(9,484)
Payment of dividends	(1,784)	(1,440)	(1,286)
Payment of loan origination costs	(463)	(1,174)	—
Distribution to noncontrolling interests	—	—	(31)
Net cash provided by (used in) financing activities	3,582	(15,096)	(13,130)

NET INCREASE IN CASH AND CASH EQUIVALENTS	294	20,081	1,508
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,686	15,605	14,097

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,980	$35,686	$15,605

CASH PAID DURING YEAR FOR:
Interest paid, net of amounts capitalized	$11,227	$10,362	$8,695
Income taxes paid (net of refunds of $2,256, $2,201, and $153, in 2022, 2021, and 2020, respectively)	$9,500	$5,389	$2,200

Non-cash investing and financing transactions:
	Years Ended September 30,
	2022	2021	2020
Debt incurred with seller in connection with acquisition of businesses	$49,000	$—	$—
Debt incurred in connection with purchase of property and equipment	$9,201	$—	$—
Notes receivable received as proceeds from sale of assets	$2,700	$—	$—
Investment from noncontrolling partner in connection with purchase of property	$1,070	$—	$—
Issuance of shares of common stock for acquisition of business:
Number of shares	500,000	—	—
Fair value	$29,933	$—	$—
Accounts receivable converted to notes receivable	$—	$—	$122
Refinanced long-term debt	$—	$62,832	$11,292
Operating lease right-of-use assets established upon adoption of ASC 842	$—	$—	$27,310
Deferred rent liabilities reclassified upon adoption of ASC 842	$—	$—	$1,241
Operating lease liabilities established upon adoption of ASC 842	$—	$—	$28,551
Adjustment to operating lease right-of-use assets and operating lease liabilities related to new and renewed leases	$21,424	$491	$—
Unpaid liabilities on capital expenditures	$1,503	$830	$29
Receivable on eminent domain disposition	$1,047	$—	$—
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
1. Nature of Business
RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Tomball, Katy, Pearland, Odessa, Lubbock, Longview, Tye, Aledo, Round Rock, Edinburg, El Paso, Harlingen, Arlington, and Beaumont, Texas, as well as Denver, Colorado; Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte and Raleigh, North Carolina; New York and Newburgh, New York; Miami, Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; Portland, Maine; Louisville, Kentucky; Indianapolis, Indiana; and Chicago, Washington Park, Sauget, and Kappa, Illinois. The Company also owns and operates media businesses for the adult industry. The Company’s corporate offices are located in Houston, Texas.
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
Fiscal Year
Our fiscal year ends on September 30. References to years 2022, 2021, and 2020 are for fiscal years ended September 30, 2022, 2021, and 2020, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
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
Accounts and Notes Receivable
Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. Allowance for doubtful accounts balance related to accounts receivable was $30,000 and $382,000 as of September 30, 2022 and 2021, respectively (see Note 5). Allowance for doubtful accounts balance related to notes receivable was $0 and $102,000 as of September 30, 2022 and 2021, respectively.
Inventories
Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $0 in fiscal 2022, $0 in fiscal 2021, and $156,000 in fiscal 2020.
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
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2022, we identified one reporting unit that was impaired and recognized a goodwill impairment loss of $566,000. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million. For the year ended September 30, 2020, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $7.9 million.
For indefinite-lived intangibles, specifically sexually-oriented business ("SOB") licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $293,000 in 2022 related to one club, $5.3 million in 2021 related to three clubs, $2.3 million in 2020 related to two clubs, which are included in other charges, net in the consolidated statements of operations.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During fiscal 2022, the Company impaired one club and one Bombshells for a total of $1.0 million; during fiscal 2021, the Company impaired five clubs (including one later reclassified as held for sale) for a total of $2.0 million; and during fiscal 2020, the Company impaired one club and one Bombshells unit for a total of $302,000. The Company also impaired one club in fiscal of 2020 for operating lease right-of-use assets amounting to $104,000. See Notes 6 and 20.
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
Refer to Notes 4 and 20 for additional disclosures on revenues and leases, respectively.
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
During the years ended September 30, 2022, 2021, and 2020, the Company did not have any adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings (loss) per share. For fiscal 2022, we

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
excluded 300,000 stock options from the calculation of diluted earnings per share because the effect was anti-dilutive. There were no other potentially dilutive securities outstanding during fiscal 2021 and 2020.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred.
Share Repurchases
The Company accounts for treasury stock transactions using the cost method. When treasury shares are retired, we charge the excess of the repurchase price over the par value of the repurchased shares to additional paid-in capital.
Stock-based Compensation
The Company recognizes all employee stock-based compensation in selling, general and administrative expenses in our consolidated statements of operations. Equity-classified awards are measured at the grant date fair value of the award and recognized as expense over their requisite service period. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model.
The following table provides the significant assumptions used in determining the estimated grant date fair value of the stock options granted in fiscal 2022. No grants were awarded in fiscal 2021 and 2020.

Expected term (in years)	4.45
Expected volatility	64.42%
Expected dividend yield	0.20%
Risk-free rate	3.23%
The expected term was estimated using the historical exercise and post-vesting expiration behavior of grantees on stock options awarded prior to the 2022 Plan. The expected volatility was based on historical volatility of the Company's stock price for a period equal to the award's expected term. The expected dividend yield is based on the current dividend payout activity and the exercise price (that is, the expected dividends that would likely be reflected in an amount at which the stock option would be exchanged). The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize forfeitures when they occur.
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
Fair Value Measurement
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
U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
•Level 3 – Unobservable inputs which are supported by little or no market activity.
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
In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2022, 2021, and 2020.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment*	$32,904	$—	$—	$32,904
Property and equipment**	3,432	—	—	3,432
Indefinite-lived intangibles*	50,454	—	—	50,454
Definite-lived intangibles*	27,986	—	—	27,986
Goodwill*	20,608	—	—	20,608
Goodwill**	663	—	—	663
Current assets*	681	—	—	681
*Certain assets and liabilities measured at the acquisition dates.
** Measured at year-end impairment testing.

		Fair Value at Reporting Date Using
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment	$2,044	$—	$—	$2,044
Indefinite-lived intangibles	2,008	—	—	2,008
Goodwill	2,096	—	—	2,096
Asset held for sale	3,007	—	3,007	—

	Unrealized Gain (Loss/Impairments) Recognized
	Years Ended September 30,
Description	2022	2021	2020
Goodwill	$(566)	$(6,307)	$(7,944)
Property and equipment, net (including held for sale)	(1,029)	(2,202)	(302)
Indefinite-lived intangibles	(293)	(5,296)	(2,265)
Operating lease right-of-use assets	—	—	(104)
Other assets (equity securities)	—	(84)	(64)

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
The significant unobservable inputs used in our level 3 fair value measurements are as follows:

Range (Weighted Average)
Areas	Valuation Techniques	Unobservable Input	2022	2021

Property and equipment	Discounted cash flow	EBITDA multiple	9x - 10x (10x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	12.5% (12.5%)	13% - 17% (15%)

Goodwill	Discounted cash flow	EBITDA multiple	8x - 10x (9x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	12.5% (12.5%)	13% - 17% (15%)

SOB licenses	Multiperiod excess earnings	EBITDA multiple	9x - 10x (10x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	12.5% (12.5%)	13% - 17% (15%)
		Contributory asset charges rate	0.5% - 7.4% (2.3%)	1.4% - 8.0% (4%)

Tradename	Relief-from-royalty method	Revenue growth rate	0% - 2.5% (1.5%)	0% - 2.5% (2.5%)
		Terminal multiple	9x - 10x (9x)	8x (8x)
		Royalty rate	3.5% - 4.5% (4%)	None
		Weighted average cost of capital	12.5% (12.5%)	15% (15%)

Operating lease right-of-use assets	Discounted cash flow	EBITDA growth rate	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	12.5% (12.5%)	13% - 17% (15%)

Business combinations	Various*	Growth rate	2.5% - 10% (4.8%)	None
		Weighted average cost of capital	15% - 19.5% (18.1%)	None
		Internal rate of return	15% - 21.5% (19.4%)	None
		Contributory asset charges rate	8.5% - 10.2% (9.3%)	None
* Includes all of the valuation techniques for each of the fair valued assets above.
Impact of Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. We adopted ASU 2019-12 on October 1, 2021. Our adoption of this update did not have a significant impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends Accounting Standards Codification ("ASC") 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are still evaluating the impact of this ASU but we do not expect it to have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. We have not yet evaluated the impact of this ASU on our consolidated financial statements.
3. Ongoing Impact of COVID-19 Pandemic
Our fiscal 2020 was the period hard hit by the COVID-19 pandemic caused by significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In fiscal 2021, our businesses started to recover from the initial effects of the pandemic when government restrictions eased. Stimulus money also flowed to the economy at that time which prompted discretionary spending. In fiscal 2022, several coronavirus variants threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruption impacting our businesses the most.
Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
Valuation of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets
We considered the COVID-19 pandemic as a triggering event in the assessment of recoverability of the goodwill, indefinite-lived intangibles, and long-lived assets in our clubs and restaurants that are affected. We evaluated forecasted cash flows considering future assumed impact of COVID-19 pandemic on sales. Going forward, because of the illness' anticipated permanence, we will no longer consider it as a triggering event for impairment purposes. Based on the evaluation we conducted during the interim and annual periods since the pandemic emerged, we determined that during the year ended September 30, 2020 our assets were impaired in a total amount of approximately $10.6 million comprised of $7.9 million in goodwill, $2.3 million in SOB licenses, $302,000 in property and equipment, and $104,000 in operating lease right-of-use assets. We recognized an additional $13.6 million of impairment during the year ended September 30, 2021 comprised of $6.3 million in goodwill, $5.3 million in SOB licenses, and $2.0 million in property and equipment, which included one property later reclassified as held for sale. During the year ended September 30, 2022, we recorded total impairment charges of $1.9 million comprised of $566,000 in goodwill, $293,000 in SOB license, and $1.0 million in property and equipment.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 18), are shown below (in thousands).

	Fiscal 2022
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$80,001	$33,315	$—	$113,316
Sales of food and merchandise	18,289	26,005	—	44,294
Service revenues	93,481	407	—	93,888
Other revenues	14,480	198	1,444	16,122
	$206,251	$59,925	$1,444	$267,620

Recognized at a point in time	$204,644	$59,918	$1,443	$266,005
Recognized over time	1,607	7	1	1,615
	$206,251	$59,925	$1,444	$267,620

	Fiscal 2021
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$54,305	$32,380	$—	$86,685
Sales of food and merchandise	17,221	23,890	—	41,111
Service revenues	55,146	315	—	55,461
Other revenues	10,676	36	1,289	12,001
	$137,348	$56,621	$1,289	$195,258

Recognized at a point in time	$135,799	$56,617	$1,284	$193,700
Recognized over time	1,549	4	5	1,558
	$137,348	$56,621	$1,289	$195,258

	Fiscal 2020
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$31,950	$27,130	$—	$59,080
Sales of food and merchandise	8,561	15,899	—	24,460
Service revenues	41,004	158	—	41,162
Other revenues	6,858	28	739	7,625
	$88,373	$43,215	$739	$132,327

Recognized at a point in time	$87,049	$43,215	$725	$130,989
Recognized over time	1,324	—	14	1,338
	$88,373	$43,215	$739	$132,327
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

	Balance at September 30, 2020	Consideration Received	Recognized in Revenue	Balance at September 30, 2021	Consideration Received	Recognized in Revenue	Balance at September 30, 2022
Ad revenue	$92	$593	$(601)	$84	$611	$(613)	$82
Expo revenue	211	393	(453)	151	426	(569)	8
Other (including franchise fees, see below)	33	94	(8)	119	33	(8)	144
	$336	$1,080	$(1,062)	$354	$1,070	$(1,190)	$234
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of operations.
On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant. The first Bombshells franchised location opened in June 2022. On May 2, 2022, the Company signed a franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. Upon execution of the agreement, the Company received $50,000 in development fees representing 100% of the initial franchise fee of the first restaurant.
5. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2022	2021
Credit card receivables	$2,687	$1,447
Income tax refundable	2,979	4,472
Insurance receivable	—	185
ATM-in-transit	819	277
Other (net of allowance for doubtful accounts of $30 and $382, respectively)	2,025	1,189
Total accounts receivable, net	$8,510	$7,570
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
5. Selected Account Information - continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,
	2022	2021
Prepaid insurance	$191	$277
Prepaid legal	61	112
Prepaid taxes and licenses	391	380
Prepaid rent	296	309
Other	560	850
Total prepaid expenses and other current assets	$1,499	$1,928
The components of accrued liabilities are as follows (in thousands):

	September 30,
	2022	2021
Payroll and related costs	$3,186	$3,220
Property taxes	2,618	2,178
Sales and liquor taxes	2,227	2,261
Insurance	30	54
Interest	499	145
Patron tax	467	452
Lawsuit settlement	246	378
Unearned revenues	234	354
Other	1,821	1,361
Total accrued liabilities	$11,328	$10,403
The components of selling, general and administrative expenses are as follows (in thousands):

	2022	2021	2020
Taxes and permits	$9,468	$8,701	$8,071
Advertising and marketing	9,860	6,676	5,367
Supplies and services	8,614	6,190	4,711
Insurance	10,152	5,676	5,777
Lease	6,706	3,942	4,060
Legal	1,995	3,997	4,725
Utilities	4,585	3,366	2,945
Charge cards fees	6,292	3,376	2,382
Security	4,404	3,892	2,582
Accounting and professional fees	3,909	2,031	3,463
Repairs and maintenance	3,754	2,767	2,289
Stock-based compensation	2,353	—	—
Other	6,755	3,994	5,320
Total selling, general and administrative expenses	$78,847	$54,608	$51,692

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
5. Selected Account Information - continued
The components of other charges, net are as follows (in thousands):

	2022	2021	2020
Impairment of assets	$1,888	$13,612	$10,615
Settlement of lawsuits	1,417	1,349	174
Gain on sale of businesses and assets	(2,375)	(522)	(661)
Loss (gain) on insurance	(463)	(1,253)	420
Total other charges, net	$467	$13,186	$10,548
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,
	2022	2021
Buildings and land	$206,424	$162,217
Equipment	45,648	38,046
Leasehold improvements	30,729	28,681
Furniture	12,391	10,207
Total property and equipment	295,192	239,151
Less accumulated depreciation	(70,577)	(63,199)
Property and equipment, net	$224,615	$175,952
Included in buildings and leasehold improvements above are construction-in-progress amounting to $1.5 million and $3.4 million as of September 30, 2022 and 2021, respectively, which are mostly related to Bombshells development projects.
Depreciation expense was approximately $10.3 million, $8.0 million, and $8.2 million for fiscal years 2022, 2021, and 2020, respectively. Impairment loss for property and equipment, including those later reclassified to assets held for sale, was $1.0 million, $2.0 million, and $0.3 million for fiscal 2022, 2021, and 2020, respectively.
7. Assets Held for Sale
As of September 30, 2021, the Company had two properties classified as held for sale with an aggregate net realizable value less cost to sell of $4.9 million with associated liabilities amounting to $1.1 million.
On October 6, 2021, the Company sold a property classified as held-for-sale with a carrying value of $3.0 million for $3.2 million, of which $2.7 million was in the form of a secured promissory note. The 7% note receivable has a term of eight years and is collectible in equal monthly installments of $21,544 in principal and interest with the remaining balance to be paid at maturity.
On March 23, 2022, the Company sold a property classified as held-for-sale with a carrying value of $1.9 million for $2.1 million in cash. The Company used $816,000 of the proceeds to pay off a loan related to the property.
On May 17, 2022, the Company sold a property classified as held-for-sale during the first quarter of fiscal 2022 with a carrying value of $1.1 million for $1.7 million in cash. The Company used $1.6 million of the proceeds to pay off a loan related to the property.
The Company expects the properties held for sale, which are primarily comprised of land and buildings, to be sold within 12 months through property listings by our real estate brokers.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
7. Assets Held for Sale - continued
As of September 30, 2022, there were no liabilities associated with held-for-sale assets amounting to $1.0 million. Gains or losses on the sale of properties held for sale are included in other charges, net within the consolidated statements of operations (see Note 5).
8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2022	2021
Indefinite useful lives:
Goodwill	$67,767	$39,379
Licenses	103,972	65,186
Tradename and domain name	13,142	2,238
	184,881	106,803

	Amortization Period
Definite useful lives:
Discounted leases	18 & 6 years	78	86
Non-compete agreements	5 years	55	182
Software	5 years	723	132
Licenses	Lease term	25,962	—
Leases acquired in-place	Lease term	117	—
		26,935	400
Total goodwill and other intangible assets		$211,816	$107,203

	2022			2021
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$400	$67,424	$39,379	$530	$72,547	$45,686
Acquisitions	28,653	50,453	28,954	128	173	—
Impairment	—	(293)	(566)	—	(5,296)	(6,307)
Dispositions	—	(470)	—	—	—	—
Amortization	(2,118)	—	—	(258)	—	—
Ending balance	$26,935	$117,114	$67,767	$400	$67,424	$39,379
Definite-lived intangible assets consist of the following (in thousands):

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Goodwill and Other Intangible Assets - continued

	September 30,
	2022	2021
Licenses	$27,725	$—
Software	1,671	1,004
Leases acquired in-place	261	—
Discounted leases	297	297
Non-compete agreements	1,100	1,100
Distribution agreements	317	317
Total definite-lived intangibles	31,371	2,718
Less accumulated amortization	(4,436)	(2,318)
Definite-lived intangibles, net	$26,935	$400
As of September 30, 2022 and 2021, the accumulated impairment balance of indefinite-lived intangibles was $11.4 million and $13.7 million, respectively, while the accumulated impairment balance of goodwill was $21.2 million and $20.6 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2022 is: 2023 - $2.8 million; 2024 - $2.7 million; 2025 - $2.6 million; 2026 - $2.4 million; 2027 - $2.3 million; and thereafter - $14.2 million.
Indefinite-lived intangible assets consist of SOB licenses and tradenames, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. We considered certain licenses that are associated with leased locations as definite-lived. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2022, the Company recognized a $293,000 impairment related to the SOB license of one club and a $566,000 impairment related to goodwill of one reporting unit. During the fiscal year ended September 30, 2021, the Company recognized a $5.3 million impairment related to three clubs’ SOB licenses and a $6.3 million impairment related to the goodwill of seven reporting units (see Note 3). During the fiscal year ended September 30, 2020, the Company recognized a $2.3 million impairment related to two clubs’ SOB licenses and a $7.9 million impairment related to the goodwill of seven reporting units.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt
Debt consisted of the following (in thousands):

		September 30,
		2022	2021
Notes payable at 5.5%, matures January 2023	(d)(1)	$678	$785
Non-interest-bearing debts to State of Texas, paid in April 2022, interest imputed at 9.6%	(d)(2)	—	813
Note payable at 8%, matures October 2027, as amended	(b)(3)(10)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(3)	10,412	11,549
Note payable at 5.99%, matures September 2033, as amended	(c) (4)	5,731	6,089
Note payable at 9%, paid in March 2022	(a)(5)	—	1,063
Note payable at 5.49%, matures March 2039, as amended	(c)(6)	2,008	2,075
Paycheck Protection Program loans at 1%, paid in May 2022	(d)(7)	—	124
Note payable at 3.99%, paid in January 2022	*(a)(8)	—	2,127
Note payable at 5.25%, matures September 2031	*(a)(9)	92,062	99,146
Notes payable at 12%, matures October 2024	(d)(11)	9,500	—
Notes payable at 12%, matures October 2024	(d)(11)	3,561	—
Notes payable at 12%, matures October 2024	(d)(11)	3,561	—
Note payable at 5.25% matures October 2031	(a)(12)	1,172	—
Note payable at 6% matures October 2031	(b)(12)	10,321	—
Note payable at 6% matures October 2041	(b)(12)	7,828	—
Note payable at 6% matures October 2041	(b)(12)	978	—
Note payable at 4% matures November 2028	(b)(13)	895	—
Note payable at 5.25% matures January 2032	*(a)(14)	18,391	—
Note payable at 4.25% matures February 2043	*(a)(15)	2,625	—
Note payable at 10% matures May 2025	(b)(16)	5,881	—
Note payable at 10% matures May 2032	(b)(16)	5,000	—
Note payable at 5% matures November 2023	*(a)(17)	2,195	—
Note payable at 6% matures July 2029	(b)(18)	785	—
Note payable at 6% matures July 2032	(b)(19)	9,880	—
Note payable at 6% matures August 2032	(a)(19)	4,970	—
Note payable at 5.25% matures August 2023	*(a)(20)	1,575	—
Note payable at 4.79% matures October 2042	(c)(21)	2,806	—
Total debt		205,840	126,796
Less unamortized debt discount and issuance costs		(3,377)	(1,628)
Less current portion		(11,896)	(6,434)
Total long-term portion of debt, net		$190,567	$118,734
*These commercial bank debts are guaranteed by the Company’s CEO. See Note 19.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
Following is a summary of long-term debt at September 30 (in thousands):

	2022	2021
(a) Secured by real estate	$122,990	$102,336
(b) Secured by stock in subsidiary	55,004	14,574
(c) Secured by other assets	10,545	8,164
(d) Unsecured	17,301	1,722
	$205,840	$126,796
(1)In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million, which have been paid off in relation to the December 2017 Refinancing Loan, as discussed below. The notes were also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%.
(2)In 2015, the Company reached a settlement with the State of Texas over payment of the state’s Patron Tax on adult club customers. To resolve the issue of taxes owed, the Company agreed to pay $10.0 million in equal monthly installments of $119,000, without interest, over 84 months, beginning in June 2015, for all but two nonsettled locations. For accounting purposes, the Company has discounted the $10.0 million at an imputed interest rate of 9.6%, establishing a net present value for the settlement of $7.2 million. In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. The Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest. In March 2017, the present value of the second note was approximately $390,000 after discounting using an imputed interest rate of 9.6%. On April 20, 2022, the Company finally settled all of its remaining Patron Tax debt. Going forward, the Company agreed to remit the Patron Tax on a regular basis, based on the current rate of $5 per customer.
(3)On May 8, 2017, in relation to the Scarlett’s acquisition, the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company has amended the $5.0 million short-term note payable several times, which has a remaining balance of $3.0 million, extending the maturity date and increasing the interest rate. Presently, the maturity date is October 1, 2027 and the interest rate is 8% for its remaining term. Refer to December 2019 amendment below.
(4)On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.99% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest. In March 2020, this loan was extended to September 2033.
(5)On September 26, 2018, the Company refinanced a $500,000 12% note payable for $1.35 million from a private lender by executing a 9% 10-year note payable $17,101 monthly, including interest, until maturity. In relation to a sale of a held-for-sale property (see Note 7), this note was fully paid in March 2022.
(6)On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed for the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest. Certain principal and interest payments during the quarter ended June 30, 2020 were deferred until maturity date.
(7)On May 8, 2020, the Company received approval and funding under the PPP of the CARES Act for its restaurants, shared service entity and lounge amounting to $5.4 million. Under the terms of the loans as provided by the CARES Act, the twelve PPP loans bear an interest rate of 1% per annum. As of September 30, 2022, we have received eleven

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
Notices of PPP Forgiveness Payment from the Small Business Administration out of the twelve of our PPP loans granted. All of those notices received forgave 100% of each of the eleven PPP loans totaling the amount of $5.3 million in principal and interest. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal was fully paid in May 2022 as debt plus accrued interest. See Note 10.
(8)On January 25, 2021, the Company borrowed $2.175 million from a bank lender by executing a 20-year promissory note with an initial interest rate of 3.99% per annum. The note is payable $13,232 per month for the first five years after which the interest rate will be repriced at the then-current prime rate plus 1.0% per annum, with a floor rate of 3.99%. The Company paid approximately $25,000 in debt issuance costs at closing. This note was fully paid with proceeds from the January 25, 2022 borrowing.
(9)On September 30, 2021, we entered into a $99.1 million term loan refinancing $85.7 million of existing bank and seller-financed real estate debt and to provide $12.3 million in cash that will be used to pay off existing high-interest unsecured debt (“September 2021 Refinancing Note”), enabling those creditors to provide financing for the acquisition of 11 clubs and related real estate (see Note 16). The $99.1 million note has a term of 10 years with an initial interest rate of 5.25% per annum for the first five years, then adjusted to a rate equal to the then weekly average yield of U.S. Treasury Securities plus 350 basis points, with a floor rate of 5.25%. The note is payable in monthly payments of principal and interest of $668,051, based on a 20-year amortization period, with the balance paid at maturity. In connection with the transaction, we wrote off to interest expense approximately $103,000 of unamortized debt issuance costs related to the paid-off debts. We also paid approximately $1.0 million in loan costs, approximately $567,000 of which is capitalized and will be amortized together with the remaining unamortized debt issuance costs of some of the existing refinanced debts for the term of the new note using the effective interest method. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(10)On October 12, 2021, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2027. The amendment did not have an impact in the Company’s results of operations and cash flows.
(11)On October 12, 2021, we closed on a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 19) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group.
(12)On October 18, 2021, in relation to an acquisition (see Note 16), the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.
(13)On November 8, 2021, in relation to an acquisition (see Note 16), the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.
(14)On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties and is personally guaranteed by the Company CEO, Eric Langan (see Note 19). After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(15)On March 1, 2022, the Company borrowed $2.6 million from a bank lender in relation to a purchase of real estate (see Note 16). The 21-year promissory note has an initial interest rate of 4.25% per annum, repriced after five years and then again annually to prime plus 1% with a floor rate of 4.25%. The note is payable interest only during the first 12 months; then the next 48 months with $16,338 equal monthly payments of principal and interest; then the next 191 months at an equal monthly payment based on a 20-year amortization; with the balance of principal and interest payable at the 252nd month.
(16)On May 2, 2022, in relation to a club acquisition (see Note 16), the Company executed two seller-financed notes totaling $11.0 million, comprised of (1) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity and (2) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity.
(17)On May 23, 2022, the Company borrowed $2.2 million from a bank lender in relation to a purchase of real estate (see Note 16). The 18-month promissory note has an initial interest rate of 4.5% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 1% with a floor of 4.5%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid loan costs amounting to $25,000 for this note.
(18)On July 21, 2022, the Company executed an $800,000 6% seller-financed promissory note in relation to an acquisition of a club in Odessa, Texas (see Note 16). The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest.
(19)On July 27, 2022, in relation to an acquisition of a club in Hallandale Beach, Florida (see Note 16), the Company executed two seller-financed promissory notes: (1) $10.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest.
(20)On August 18, 2022, in relation to a purchase of real estate for a future Bombshells location amounting to $2.1 million (see Note 16), the Company borrowed $1.6 million from a bank lender. The 5.25% mortgage note is payable interest-only for eleven months and on its August 18, 2023 maturity date payable with the entire principal balance plus accrued interest.
(21) On September 23, 2022, in connection with the purchase of an aircraft worth $3.5 million (see Note 16), the Company entered into a financing transaction for $2.8 million. The financing agreement bears an interest of 4.79% per annum and payable in 240 monthly installments of principal and interest amounting to $18,298.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
Future maturities of debt obligations as of September 30, 2022 consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2023	$10,216	$2,226	$12,442
2024	9,663	2,195	11,858
2025	9,527	20,457	29,984
2026	9,825	—	9,825
2027	10,424	—	10,424
Thereafter	56,447	74,860	131,307
	$106,102	$99,738	$205,840
(22)On October 10, 2022, in relation to a real estate purchase (see Note 16), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note is secured by the purchased real estate property.
(23)On October 26, 2022, in relation to a club acquisition, the Company executed a promissory note for $5.0 million with the seller. The 6% 15-year promissory note is payable in 180 equal monthly payments of $42,193 in principal and interest. This promissory note is secured by the purchased real estate property. See Note 16.
(23)On November 18, 2022, in relation to a real estate purchase on September 12, 2022, the Company borrowed $1.5 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. This promissory note is secured by the purchased real estate property.
10. Income Taxes
Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2022	2021	2020
Current
Federal	$8,335	$4,598	$215
State and local	2,656	644	560
Total current income tax expense	10,991	5,242	775

Deferred
Federal	2,080	(161)	(1,248)
State and local	1,000	(1,092)	(20)
Total deferred income tax expense (benefit)	3,080	(1,253)	(1,268)

Total income tax expense (benefit)	$14,071	$3,989	$(493)
The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
10. Income Taxes - continued
Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	2022	2021	2020
Federal statutory income tax expense (benefit)	$12,628	$7,169	$(1,429)
State income taxes, net of federal benefit	1,801	716	253
Permanent differences	96	(434)	395
Change in state tax rate	896	(804)	—
Change in valuation allowance	343	(632)	1,273
Tax credits	(1,796)	(1,207)	(945)
Other	103	(819)	(40)
Total income tax expense (benefit)	$14,071	$3,989	$(493)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,022	$664
Capital loss carryforwards	234	899
Right-of-use assets	626	335
Accrued expenses	240	148
Stock-based compensation	569	—
Other	—	6
Valuation allowance	(984)	(641)
	1,707	1,411
Deferred tax liabilities:
Intangibles	(21,927)	(12,174)
Property and equipment	(10,119)	(8,132)
Prepaid expenses	(205)	(242)
Other	(18)	—
	(32,269)	(20,548)
	$(30,562)	$(19,137)
Included in the Company’s deferred tax liabilities at September 30, 2022 and 2021 is the tax effect of indefinite-lived intangible assets from club acquisitions amounting to approximately $32.9 million and $17.1 million, respectively, which are not deductible for tax purposes. These deferred tax liabilities will remain in the Company’s consolidated balance sheet until the related clubs are sold or impaired.
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
On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief were available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During fiscal 2021, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of operations for the fiscal year ended September 30, 2021. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal was fully paid as debt plus accrued interest in fiscal 2022.
11. Commitments and Contingencies
Leases
See Note 20.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
In March 2017, the Company settled with the State of Texas for one of the two remaining unsettled Patron Tax locations. To resolve the issue of taxes owed, the Company agreed to pay a total of $687,815 with $195,815 paid at the time the settlement agreement was executed followed by 60 equal monthly installments of $8,200 without interest. On April 20, 2022, the Company finally settled all of its remaining Patron Tax debt.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2022, we had 1 remaining unresolved claim out of the original 71 claims.
Shareholder Class and Derivative Actions
In May and June 2019, three putative securities class action complaints were filed against RCI Hospitality Holdings, Inc. and certain of its officers and directors in the Southern District of Texas, Houston Division. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to various alleged transactions by the Company and management. The cases were consolidated as In re RCI Hospitality Holdings, Inc., No. 4:19-cv-01841. In January 2022, the parties engaged in settlement discussions beginning with a formal mediation on January 13, 2022, which resulted in an agreement-in-principle to resolve the matter. On January 24, 2022, a Joint Notice of Settlement was filed. On April 28, 2022, the Court preliminarily approved the settlement and form of class

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
notice. On August 12, 2022, the Court issued an order finally approving the settlement, which was funded by insurance carrier. No appeal was filed and hence the litigation has concluded.
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
Other
On March 26, 2016, an image infringement lawsuit was filed in federal court in the Southern District of New York against the Company and several of its subsidiaries. Plaintiffs allege that their images were misappropriated, intentionally altered and published without their consent by clubs affiliated with the Company. The causes of action asserted in Plaintiffs’ Complaint included alleged violations of the Federal Lanham Act, the New York Civil Rights Act, and other statutory and common law theories. The Company contended that there was insurance coverage under an applicable insurance policy. The insurer raised several issues regarding coverage under the policy. This matter was settled at mediation in August 2022.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
Settlement of lawsuits for the years ended September 30, 2022, 2021, and 2020 total $1.4 million, $1.3 million, and $174,000, respectively. As of September 30, 2022 and 2021, the Company has accrued $246,000 and $378,000 in accrued liabilities, respectively, related to settlement of lawsuits
12. Common Stock
During the year ended September 30, 2020, the following common stock transactions occurred:
•The Company acquired 516,102 shares of its own common stock at a cost of $9.5 million. These shares were subsequently retired.
•The Company paid quarterly dividends of $0.03 per share, except for the second and fourth quarters when $0.04 per share was paid, for an aggregate amount of $1.3 million.
During the year ended September 30, 2021, the following common stock transactions occurred:
•The Company acquired 74,659 shares of its own common stock at a cost of $1.8 million. These shares were subsequently retired.
•The Company paid quarterly dividends of $0.04 per share for an aggregate amount of $1.4 million.
During the year ended September 30, 2022, the following common stock transactions occurred:
•The Company acquired 268,185 shares of its own common stock at a cost of $15.1 million. These shares were subsequently retired.
•The Company paid quarterly dividends of $0.05 per share, except for the first quarter when $0.04 per share was paid, for an aggregate amount of $1.8 million.
•On October 18, 2021, we partially paid for an acquisition using 500,000 shares of our common stock. See Note 16.
13. Stock-based Compensation
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan was approved by the shareholders during the annual stockholders' meeting on August 23, 2022. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options each to six members of management subject to the approval of the 2022 Plan.
Stock-based compensation expense for fiscal 2022, which is included in corporate segment selling, general and administrative expenses, amounted to $2.4 million with related tax benefit amounting to $569,000. No stock-based compensation was recognized during fiscal 2021 and 2020. As of September 30, 2022, we had unrecognized compensation cost amounting to $7.1 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 4.4 years.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
13. Stock-based Compensation - continued
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37. No stock options were exercised in fiscal 2022.

The following table summarizes information about stock option activity under the 2022 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2021	—
Granted	300,000	$100.00
Outstanding at September 30, 2022	300,000	$100.00	4.4	$—

Exercisable at September 30, 2022	60,000	$100.00	4.4	$—
14. Employee Retirement Plan
The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $258,000, $209,000, and $171,000 for the years ended September 30, 2022, 2021, and 2020, respectively.
15. Insurance Recoveries
One of our clubs in Washington Park, Illinois was temporarily closed due to a fire during the third quarter of 2019, and another club in Fort Worth, Texas sustained weather-related damage toward the end of fiscal 2019. Both of these casualties received insurance recoveries in subsequent fiscal years. During the fourth quarter of 2021, one club in Sulphur, Louisiana incurred damage from a hurricane. We wrote off the net carrying value of the assets destroyed in the said events and recorded corresponding recovery of losses or gains in as much as the insurers have paid us or where contingencies relating to the insurance claims have been resolved.
In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

	Included in	2022	2021	2020
Consolidated balance sheets (period end)
Insurance receivable	Account receivable, net	$—	$186	$191

Consolidated statements of operations – loss (gain)
Business interruption	Other charges, net	$—	$—	$(176)
Property	Other charges, net	$(463)	$(1,337)	$596

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$—	$106	$384
Proceeds from property insurance claims	Investing activity	$648	$1,152	$945

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
15. Insurance Recoveries – continued
The net property insurance gain/loss amount in fiscal 2022, 2021, and 2020 was net of assets written off and expenses amounting to $0, $88,000, and $728,000, respectively.
16. Acquisitions and Dispositions
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
2021 Acquisitions
On December 28, 2020, the Company acquired the real estate and other business assets of a club in Centreville, Illinois for $500,000 in cash. The Company is leasing out this property to a club operator for $48,000 annually.
On January 26, 2021, the Company acquired land for a future Bombshells location in Arlington, Texas for $2.9 million. The Company paid approximately $754,000 in cash including closing costs and financed $2.175 million with a bank lender for a 20-year promissory note with an initial interest rate of 3.99% per annum. See Note 9.
On March 10, 2021, the Company acquired approximately 57,000-square foot of land across the street from our corporate office for $475,000 in cash. The Company plans to build a warehouse on that land.
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
2022 Acquisitions
On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration preliminary fair value of $87.9 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period, with interest rates on promissory notes reflective of market yields). We used the Finnerty Model to estimate the discount on stock marketability. The acquisition was structured by entering into nine asset purchase agreements, which allowed the Company to acquire from each club all of the tangible and intangible assets and personal property in that business except certain excluded assets, and two stock purchase agreements, where a newly formed subsidiary purchased 100% of the capital stock of two club-owning entities. Along with the asset and stock purchase agreements, the Company also entered into a real estate purchase and sale agreement for six real estate properties,

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions – continued
and an intellectual property purchase agreement for substantially all of the intellectual property used in the adult entertainment establishment business owned and operated by the sellers. The acquisition gives the Company presence in four additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes (see Note 9), and 500,000 shares of our common stock.
The preliminary fair value of the consideration transferred is as follows (in thousands):

Cash	$36,800
Notes payable	21,200
Common stock	29,933
Total consideration fair value	$87,933
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending receipt of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill is estimated at $15.4 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $7.1 million of the recognized goodwill will be deductible for tax purposes.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of October 18, 2021:

Current assets	$386
Property and equipment	19,273
Licenses	47,390
Tradenames	6,934
Leases acquired in-place	261
Deferred tax liability	(1,741)
Total net assets acquired	72,503
Goodwill	15,430
Acquisition price fair value	$87,933
Licenses and tradenames, except for those associated with certain leased locations, will not be amortized but will be tested at least annually for impairment.
The Company entered into leases with third parties for certain acquired clubs where the real estate was not part of the acquisition. See Note 20.
In connection with this acquisition, we incurred acquisition-related expenses of approximately $414,000, of which $173,000 was recognized in fiscal 2021 and $241,000 was recognized in fiscal 2022, and in both periods included in selling, general and administrative expenses in our consolidated statements of operations. We recorded $1.8 million in measurement period adjustments related to amortization of definite-lived intangibles and debt discount during fiscal 2022.
From the date of acquisition until September 30, 2022, the eleven acquired clubs contributed revenues of $35.4 million and income from operations of $12.5 million, which are included in our consolidated statement of operations for the year ended September 30, 2022. The following table presents the unaudited pro forma combined results of operations of the Company

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions – continued
and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amount and number of shares):

	2022	2021
Pro forma revenues	$269,347	$217,996
Pro forma net income attributable to RCIHH common stockholders	$45,623	$25,290
Pro forma earnings per share - basic and diluted	$4.86	$2.66

Pro forma weighted average number of common shares outstanding - basic and diluted	9,383,445	9,504,744
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
On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total preliminary purchase price of $3.5 million, of which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The $3.5 million acquisition price is preliminarily allocated $2.1 million to real estate, $200,000 to tangible assets, and $1.2 million to goodwill, which is deductible for tax purposes. The note is payable $13,669 per month, including principal and interest. See Note 9. The Company incurred approximately $21,000 of acquisition-related costs for this acquisition, of which $11,000 was incurred in fiscal 2021 and $10,000 was incurred in fiscal 2022, both of which were included in selling, general and administrative expenses in our consolidated statements of operations. From the date of acquisition until September 30, 2022, the acquired club contributed revenues of $1.6 million and income from operations of $276,000, which are included in our consolidated statement of operations for the year ended September 30, 2022. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.
On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use assets and corresponding operating lease liability related to the discontinued lease, both of which amounted to $5.9 million.
On March 1, 2022, the Company acquired real estate in Stafford, Texas for $3.5 million for a future Bombshells location. The Company secured a $2.6 million loan in relation to the purchase. See Note 9.
On March 1, 2022, the Company acquired real estate in Lubbock, Texas for $400,000 to move one of our existing clubs due to eminent domain on the current location. See 2023 Disposition below.
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
16. Acquisitions and Dispositions – continued
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
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets and the fair value of the contingent debt consideration are provisional pending receipt of the final valuations for those items. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill is estimated to be $6.8 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. The recognized goodwill will not be deductible for tax purposes.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of May 2, 2022:

Current assets	$172
Property and equipment	5,336
Licenses	4,900
Tradenames	1,460
Deferred tax liability	(2,627)
Total net assets acquired	9,241
Goodwill	6,759
Acquisition price fair value	$16,000
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
In connection with the acquisition, we incurred acquisition-related expenses of approximately $28,000, which is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended September 30, 2022.
From the date of acquisition until September 30, 2022, the acquired club contributed revenues of $2.8 million and income from operations of $1.4 million, which are included in our consolidated statement of operations for the year ended September 30, 2022. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.
On May 23, 2022, the Company acquired real estate in Rowlett, Texas for $3.3 million for a future Bombshells location. The Company secured a $2.2 million loan in relation to the purchase. See Note 9.
On July 21, 2022, the Company acquired a club in Odessa, Texas for a total acquisition price of $1.8 million, of which $1.0 million was for the real estate and $800,000 for the adult entertainment business. The Company paid $1.0 million in cash at closing for the real estate and executed an $800,000 6% seller-financed promissory note for the business. The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest. See Note 9. The $1.8 million acquisition price is preliminarily allocated $11,000 to current assets, $1.1 million to property and equipment, and $684,000 to licenses. From the date of acquisition until September 30, 2022, the acquired club contributed very minimal revenues and income from operations. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions – continued
On July 27, 2022, the Company completed the acquisition of a club in Hallandale Beach, Florida for a total acquisition price of $25.0 million. The acquisition includes (1) $20.0 million for the adult entertainment business covered in a stock purchase agreement paid $10.0 million in cash at closing and $10.0 million under a 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million for the real estate property covered in an asset purchase agreement payable under a 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest. In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. The total preliminary fair value of the consideration transferred is $23.4 million, which includes a discount on the $10.0 million promissory note to reflect market participant yield expectations.
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets and the fair value of the contingent debt consideration are provisional pending receipt of the final valuations for those items. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill is estimated to be $5.6 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. The recognized goodwill will not be deductible for tax purposes.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of July 27, 2022:

Current assets	$71
Property and equipment	4,921
Licenses	16,810
Deferred tax liability	(3,979)
Total net assets acquired	17,823
Goodwill	5,577
Acquisition price fair value	$23,400
From the date of acquisition until September 30, 2022, the acquired club contributed revenues of $2.0 million and income from operations of $802,000, which are included in our consolidated statement of operations for the year ended September 30, 2022. In connection with this acquisition, we incurred acquisition-related expenses of approximately $161,000, which was included in selling, general and administrative expenses in our consolidated statements of operations of fiscal 2022.The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.
On August 18, 2022, the Company purchased real estate in Hunstville, Alabama amounting to $2.1 million for a future Bombshells location. The Company paid $525,000 in cash at closing and entered into a bank financing for the $1.6 million remainder (see Note 9).
On September 12, 2022, the Company entered into a joint venture with a private investment company to acquire real estate in Austin, Texas amounting to $2.2 million for a future Bombshells location. The Company has a 51% interest in the joint venture and paid its $1.1 million share for the real estate purchase while the investment of the private investment company was recorded as noncontrolling interest in our consolidated balance sheet.
2022 Dispositions
On October 8, 2021, the Company sold one of its clubs in South Houston for $300,000.
On July 12, 2022, the Company received $6.0 million from the Philadelphia Regional Port Authority for one of the Company's rental properties, with a carrying value of $4.9 million, due to eminent domain. The Company paid the current

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions – continued
lessee a termination fee of $250,000, which is included in other charges/gains, net in our consolidated statement of operations. The Company used $2.1 million of the proceeds to pay down a loan related to the property.
See also Note 7 for dispositions of real estate properties that had been classified as held-for-sale.
2023 Acquisitions
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.1 million in cash at closing and entered into a bank financing for the $2.3 million remainder (see Note 9). The site includes extra land that will be listed for sale once the Bombshells unit is completed.
On October 11, 2022, the Company purchased a hangar in Arcola, Texas amounting to $754,000 in cash.
On October 26, 2022, the Company completed the acquisition of a club in Dickinson, Texas for a total acquisition price of $9.0 million. The acquisition includes (1) $2.5 million for the adult entertainment business covered in a stock purchase agreement paid fully in cash at closing and (2) $6.5 million for the real estate property covered in a real estate purchase agreement paid $1.5 million in cash at closing and $5.0 million under a 6% 15-year promissory note (see Note 9). In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. Due to the proximity of the closing date to the filing of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt consideration, along with the determination of any goodwill or gain on the transaction. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.
On November 8, 2022, the Company purchased real estate in Aurora, Colorado amounting to $850,000 in cash for a future Bombshells location.
On December 5, 2022, the Company purchased real estate in Central City, Colorado amounting to $2.4 million in cash for the development of a Rick's Cabaret Steakhouse and Casino business.
On December 12, 2022, we and certain subsidiaries entered into definitive agreements to acquire five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total purchase price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in seller financing, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The five clubs, which are all located in Texas, are being purchased through five different asset purchase agreements, under which a newly formed wholly-owned subsidiary of the Company will acquire from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets.
2023 Disposition
On November 4, 2022, the Company received $1.0 million from the Texas Department of Transportation for one of the Company's club properties in Lubbock, Texas due to eminent domain.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
17. Quarterly Results of Operations (Unaudited)
The following tables summarize unaudited quarterly data for fiscal 2022, 2021, and 2020 (in thousands, except share and per share data):

	For the Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Revenues(1)	$61,836	$63,692	$70,714	$71,378
Income from operations(1)	$15,911	$17,081	$20,507	$17,960
Net income attributable to RCIHH stockholders(1)	$10,575	$10,952	$13,902	$10,612
Earnings per share(1)
Basic and diluted	$1.12	$1.15	$1.48	$1.15
Weighted average number of common shares outstanding
Basic and diluted	9,407,519	9,489,085	9,389,675	9,249,864

	For the Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Revenues(2)	$38,398	$44,059	$57,860	$54,941
Income from operations(2)	$6,583	$9,841	$18,507	$3,617
Net income attributable to RCIHH stockholders(2)	$9,643	$6,091	$12,302	$2,300
Earnings per share(2)
Basic and diluted	$1.07	$0.68	$1.37	$0.26
Weighted average number of common shares outstanding
Basic and diluted	9,019,088	8,999,910	8,999,910	8,999,910

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
17. Quarterly Results of Operations (Unaudited) – continued

	For the Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Revenues	$48,394	$40,426	$14,721	$28,786
Income (loss) from operations(3)	$9,686	$(2,475)	$(4,657)	$192
Net income (loss) attributable to RCIHH stockholders(3)	$5,634	$(3,452)	$(5,474)	$(2,793)
Earnings (loss) per share(3)
Basic and diluted	$0.60	$(0.37)	$(0.60)	$(0.31)
Weighted average number of common shares outstanding
Basic and diluted	9,321,933	9,224,960	9,125,281	9,124,214

(1)
Fiscal year 2022 results of operations were significantly higher than prior year due to the fifteen acquired clubs and one new Bombshells. Net income attributable to RCIHH stockholders and earnings per share were impacted by $1.9 million in asset impairments ($1.7 million in the third quarter and $166,000 in the fourth quarter) and $2.4 million gain on sale or disposition of businesses and assets ($342,000 in the first quarter, $58,000 in the second quarter, $266,000 in the third quarter, and $1.7 million in the fourth quarter). Quarterly effective income tax expense rate was 21.7%, 23.4%, 21.3%, and 27.1% from first to fourth quarter, respectively, including the impact of the $343,000 deferred tax asset valuation allowance in the fourth quarter.

(2)
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

(3)
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
18. Segment Information – continued
Below is the financial information related to the Company’s reportable segments (in thousands):

	2022	2021	2020
Revenues (from external customers)
Nightclubs	$206,251	$137,348	$88,373
Bombshells	59,925	56,621	43,215
Other	1,444	1,289	739
	$267,620	$195,258	$132,327

Income (loss) from operations
Nightclubs	$82,798	$43,815	$13,056
Bombshells	11,504	13,264	9,237
Other	57	35	(614)
General corporate	(22,900)	(18,566)	(18,933)
	$71,459	$38,548	$2,746

Capital expenditures
Nightclubs	$17,477	$6,890	$3,477
Bombshells	3,586	5,895	2,114
Other	841	157	—
General corporate	2,099	569	145
	$24,003	$13,511	$5,736

Depreciation and amortization
Nightclubs	$9,604	$5,494	$5,799
Bombshells	1,783	1,824	1,785
Other	85	87	415
General corporate	919	833	837
	$12,391	$8,238	$8,836

	September 30, 2022	September 30, 2021
Total assets
Nightclubs	$428,104	$280,561
Bombshells	62,021	52,073
Other	2,635	1,573
General corporate	37,978	30,412
	$530,738	$364,619
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $14.0 million, $11.5 million, and $11.1 million for 2022, 2021, and 2020, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $261,000, $141,000, and $70,000 for the same respective years. These intercompany revenue amounts are eliminated upon consolidation.
General corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, depreciation

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
18. Segment Information – continued
and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.
Certain real estate assets previously wholly assigned to Bombshells have been subdivided and allocated to other future development or investment projects. Accordingly, those asset costs have been transferred out of the Bombshells segment.
19. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2022 and 2021 was $115.1 million and $99.7 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 (see Note 9) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, see above) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay, see above) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $207,000 in fiscal 2022, $118,000 in fiscal 2021, and $59,000 in fiscal 2020. As of September 30, 2022 and 2021, we owed Nottingham Creations and Sherwood Forest $92,808 and $12,205, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2022, 2021, and 2020. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $3,809, $0, and $19,000 for the fiscal years 2022, 2021, and 2020, respectively. Amounts billed directly to the Company were approximately $133,000, $425,000, and $62,000 for the fiscal years 2022, 2021, and 2020, respectively. As of September 30, 2022 and 2021, the Company owed TW Mechanical approximately $9,338 and $7,500, respectively, in unpaid direct billings.
20. Leases
The Company leases certain facilities and equipment under operating leases per ASC 842, which the Company adopted on October 1, 2019. The Company’s adoption of ASC 842 included renewal or termination options for varying periods which we deemed reasonably certain to exercise. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term.
Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments and additional lease payments contingent on sales. The variable portion of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling, general and administrative expenses in our consolidated statement of operations.
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
Included in lease expense in our consolidated statements of operations (see Note 5) were lease payments for a house that the Company’s CEO rented to the Company for corporate housing for its out-of-town Bombshells management and trainers, of which lease expense totaled $19,500 for the year ended September 30, 2020. This lease terminated on December 31, 2019 and was scoped out upon adoption of ASC 842 on October 1, 2019.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
20. Leases – continued
Future maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

	Principal Portion	Interest Portion	Total Payments
October 2022 - September 2023	$2,795	$2,100	$4,895
October 2023 - September 2024	3,006	1,938	4,944
October 2024 - September 2025	3,261	1,763	5,024
October 2025 - September 2026	3,516	1,573	5,089
October 2026 - September 2027	3,522	1,373	4,895
Thereafter	22,696	5,246	27,942
	$38,796	$13,993	$52,789
Total lease expense under ASC 842 was included in selling, general and administrative expenses in our consolidated statement of operations, except for sublease income which was included in other revenue, for the years ended September 30, 2022, 2021, and 2020 as follows (in thousands):

	2022	2021	2020
Operating lease expense – fixed payments	$4,738	$3,325	$3,244
Variable lease expense	1,397	349	381
Short-term equipment and other lease expense (includes $258, $298 and $315 recorded in advertising and marketing for fiscal 2022, 2021 and 2020, respectively, and $435, $397 and $372 recorded in repairs and maintenance, respectively; see Note 5)	1,264	955	1,122
Sublease income	(4)	(6)	(9)
Total lease expense, net	$7,395	$4,623	$4,738

Other information:
Operating cash outflows from operating leases	$7,200	$4,522	$4,562
Weighted average remaining lease term	11 years	12 years	13 years
Weighted average discount rate	5.6%	6.0%	6.1%
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
We recorded impairment charges of operating lease right-of-use assets amounting to $0, $0, and $104,000 during fiscal years 2022, 2021, and 2020, respectively.

RCI HOSPITALITY HOLDINGS, INC.
Schedule of Valuation and Qualifying Accounts
(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful accounts receivable

Fiscal 2020	$101	$347	$(187)	$261
Fiscal 2021	$261	$215	$(94)	$382
Fiscal 2022	$382	$191	$(543)	$30

Allowance for doubtful notes receivable

Fiscal 2020	$—	$602	$(420)	$182
Fiscal 2021	$182	$(80)	$—	$102
Fiscal 2022	$102	$753	$(855)	$—

Deferred tax asset valuation allowance(3)

Fiscal 2020	$—	$1,273	$—	$1,273
Fiscal 2021	$1,273	$—	$(632)	$641
Fiscal 2022	$641	$343	$—	$984

(1)	Charged to bad debts expense (under other selling, general and administrative expenses) in the consolidated statements of operations.

(2)	Written off against gross receivable and allowance.

(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.
Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified a material weakness in internal control related to the proper design and implementation of controls over management’s review of the Company’s accounting for business combinations, specifically related to the identification of and accounting for, intangible assets acquired in a business combination. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2022.
The Company’s independent registered public accounting firm, Friedman, LLP, has expressed an adverse opinion on our internal control over financial reporting as of September 30, 2022, in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.

Remediation Plan for Existing Material Weakness
Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase precision of management’s review of each component of business combinations, and if necessary, retain the services of a third-party consultant to assist in the valuation and accounting for intangible assets acquired in a business combination.
It is our belief that these added controls will effectively remediate the existing material weakness.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
As disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the impairment of goodwill, indefinite-lived intangibles and long-lived assets, specifically over the precision of management's review of certain assumptions.
Remediation Efforts to Address Previous Material Weakness
In response to the previously reported material weakness for the fiscal year ended September 30, 2021, management has developed and implemented enhanced review procedures that are performed by senior management over the precision of management’s review of certain assumptions and estimates related to the impairment process as noted above.
During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls. The Company has completed the documentation and testing of the corrective actions described above and has concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weakness on the proper design and implementation of controls over our estimates relating to the impairment of goodwill, indefinite-lived intangibles and long-lived assets, specifically over the precision of management’s review of certain assumptions within the impairment valuation model has been remediated as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
During fiscal year 2022, the Company completed several business combinations as described in Note 16. Acquisitions and Dispositions to our audited Consolidated Financial Statements.
•On October 18, 2021, we completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property.
•On November 8, 2021, we acquired a club and related real estate.
•On May 2, 2022, we completed an acquisition of a club.
•On July 21, 2022, we acquired a club including real estate and the adult entertainment business.
•On July 27, 2022, we completed the acquisition of a club for the adult entertainment business and for the real estate property
The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2022 did not include the internal control over the financial reporting of these acquisitions, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of the acquisition of these businesses, management’s evaluation of internal control over financial reporting for the fiscal year ended September 30, 2022, did exclude those internal control activities. The businesses are wholly owned subsidiaries whose total assets and total revenues are excluded from management’s assessment and represent approximately 22% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022.
Except for the remediation efforts as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September

30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RCI Hospitality Holdings, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited RCI Hospitality Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
Ineffective controls related to management’s review of the Company’s accounting for business combinations, specifically related to the identification of and accounting for, intangible assets acquired in a business combination.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated December 14, 2022, on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, changes in equity, and cash flows of the Company, and our report dated December 14, 2022, expressed an unqualified opinion.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s acquisition of five businesses that occurred during the year ended September 30, 2022, from its assessment of internal control over financial reporting as of September 30, 2022, as they were acquired by the Company in purchase business combinations during the year ended September 30, 2022. We have also excluded the businesses from our audit of internal control over financial reporting. The businesses are wholly owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 22% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022.
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

December 14, 2022

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our Board of Directors consists of six persons. The following table sets forth our Directors and executive officers as of December 14, 2022:

Name	Age	Position
Eric S. Langan	54	Director, Chairman, Chief Executive Officer, President
Bradley Chhay	39	Chief Financial Officer
Travis Reese	53	Director and Executive Vice President
Luke Lirot	66	Director
Yura Barabash	48	Director
Elain J. Martin	66	Director
Arthur Allan Priaulx	82	Director
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
Travis Reese became a director and our Executive Vice President in 1999. Throughout his time with the Company, Mr. Reese has served many different roles, including without limitation overseeing information technology, working to create the company’s intranet, permit tracking, and incident reporting systems as well as other technology platforms the company uses. Additionally, with his family history in military and aviation, he created the Company’s Bombshells Restaurant and Sports Bar concept in 2013. Mr. Reese has been involved in the adult entertainment industry since 1992. His experience and knowledge in this industry is essential to the Board’s oversight of our businesses.
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
COMPENSATION COMMITTEE
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
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2022, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2022, except for (i) a Form 4 for a single transaction that was not filed on a timely basis by Yura Barabash, a director, and (ii) two Form 4s for a total of three transactions that were not filed on a timely basis by Elaine Martin, a director.

CODE OF ETHICS
We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2022, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers.”
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
The Role of Shareholder Say-on-Pay Votes
At our annual meeting of shareholders held on August 23, 2022, approximately 94% of the shareholders who voted (including abstentions) on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.
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

SUMMARY COMPENSATION TABLE
The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2022, 2021, and 2020 of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Eric S. Langan	2022	1,700,000	—	1,568,500	151,353	3,419,853
President and Chief Executive	2021	1,436,539	—	—	108,679	1,545,218
Officer	2020	1,073,077	—	—	95,975	1,169,052

Bradley Chhay	2022	428,077	—	1,568,500	77,374	2,073,951
Chief Financial Officer	2021	431,442	7,500	—	66,055	504,997
	2020	269,231	25,000	—	50,333	344,564

Travis Reese	2022	423,077	—	1,568,500	66,862	2,058,439
Executive Vice President	2021	437,827	—	—	65,537	503,364
	2020	348,750	—	—	66,418	415,168
(1)Amounts represent the aggregate grant date fair value of the stock options granted during the fiscal year, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these stock option awards can be found in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.
(2)All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, personal use of aircraft, and housing and living expenses. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, and major periodic maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer, plus cost of insurance, registration, repairs, maintenance, tolls, and fuel. Tax reimbursement benefit is based on automobile fringe benefits.
A table of All Other Compensation for fiscal 2022 for our named executive officers is presented below:

Name	SIMPLE IRA Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Tax Reimbursement ($)	Total All Other Compensation ($)
Eric S. Langan	15,942	26,100	98,762	10,549	151,353

Bradley Chhay	13,001	49,053	7,518	7,802	77,374

Travis Reese	12,837	23,866	25,346	4,813	66,862

CEO Pay Ratio
We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2022.
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
The compensation for our CEO in fiscal 2022 of $3,419,853 was approximately 135 times the compensation of our fiscal 2022 median employee of $25,294.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2022.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards(1) (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Eric S. Langan	2/9/2022	—	—	—	50,000	100.00	1,568,500

Bradley Chhay	2/9/2022	—	—	—	50,000	100.00	1,568,500

Travis Reese	2/9/2022	—	—	—	50,000	100.00	1,568,500
(1) This column reflects stock options that vest ratably over a four-year period (i.e., 20% on the annual stockholders' meeting following the grant date and 20% on each of the four anniversary dates).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information with respect to outstanding stock options awards for each of our named executive officers as of September 30, 2022.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Eric S. Langan	2/9/2022	10,000	40,000	100.00	2/9/2027

Bradley Chhay	2/9/2022	10,000	40,000	100.00	2/9/2027

Travis Reese	2/9/2022	10,000	40,000	100.00	2/9/2027
OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2022
There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2022.
DIRECTOR COMPENSATION
We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2022, and we paid our independent directors $40,000 in cash for the fiscal year. The Audit Committee chair received additional compensation of $10,000 in cash. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2022:

Name	Fees earned or paid in cash ($)
Luke C. Lirot	40,000
Yura Barabash	50,000
Elaine Martin	40,000
Arthur Allan Priaulx	40,000
Eric S. Langan	—
Travis Reese	—
EMPLOYMENT AGREEMENTS
On August 25, 2022, we entered into new two-year employment agreements with each of our executive officers, including Eric Langan, our Chief Executive Officer and President; Bradley Chhay, our Chief Financial Officer; and Travis Reese, our Executive Vice President and Secretary. Under their respective new agreements, Mr. Chhay’s annual salary increased to $465,000; Mr. Reese’s annual salary increased to $460,000; and Mr. Langan’s annual salary remained the same at $1,700,000. The term of each of the agreements commenced on September 1, 2022 and will end on August 31, 2024. Each of the new employment agreements also provides for bonus eligibility, expense reimbursement, health benefits, participation in our benefit plans, use of a company-owned automobile, access to company-owned aircraft (subject to the terms and conditions of our corporate aircraft policy), and two weeks paid vacation annually. Under the terms of the new agreements, each executive is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement.
Currently, our executive officers do not have long-term incentive plans or defined benefit or actuarial plans outstanding.

EMPLOYEE STOCK OPTION PLANS
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan was approved by the shareholders during the annual stockholders' meeting on August 23, 2022. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options each to six members of management subject to the approval of the 2022 Plan.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information at December 9, 2022, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,230,225 shares of common stock outstanding at December 9, 2022. Generally, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deem outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 9, 2022 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of December 9, 2022; we do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Common Stock		Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	713,870	(2)	7.73%

Bradley Chhay	15,374	(3)(4)	*

Yura Barabash	661		*

Travis Reese	24,341	(5)	*

Luke Lirot	518		*

Elaine Martin	8,597		*

Arthur Allan Priaulx	2,000		*

All of our Directors and Officers as a Group of seven persons	761,621		8.22%

Other > 5% Security Holders

BlackRock, Inc. (6)	534,898		5.80%

ADW Capital Partners, L.P.(7)	949,000		10.23%
(1)These percentages exclude treasury shares in the calculation of percentage of class.
(2)Includes stock options that are currently exercisable into 10,000 shares of common stock. Also includes 1,870 shares held in an investment club over which Mr. Langan has shared voting and investment power. As of the date of this report, Mr. Langan owns less than 0.1% of the investment club.
(3)Number of shares is rounded to the nearest whole number. The actual amount is 5,374.317 shares. Includes stock options that are currently exercisable into 10,000 shares of common stock.

(4)Includes 1,870 shares held in an investment club over which Mr. Chhay has shared voting and investment power. As of the date of this report, Mr. Chhay owns approximately 4.6% of the investment club.
(5)Includes stock options that are currently exercisable into 10,000 shares of common stock. Also includes 1,870 shares held in an investment club over which Mr. Reese has shared voting and investment power. As of the date of this report, Mr. Reese owns approximately 2.0% of the investment club.
(6)Based on the most recently available Schedule 13G filed with the SEC on February 1, 2022 by BlackRock Inc. BlackRock beneficially owned 534,898 shares, with sole voting power over 532,744 shares and sole dispositive power over 534,898 shares. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.
(7)Based on the most recently available Schedule 13G filed with the SEC on June 10, 2022 by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden. ADW Capital Management, LLC is the general partner and investment manager of ADW Capital Partners, L.P. Mr. Wyden is the sole manager of ADW Capital Management, LLC. ADW Capital Partners, L.P is the record and direct beneficial owner of 949,000 shares (including 50,000 represented by call options), with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is 1133 Broadway, Suite 719, New York, New York 10010.
The Company is not aware of any arrangements that could result in a change in control of the Company.
The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Two adult children of Mr. Langan are also employed by the Company in corporate shared services. Colby Langan, one of Eric Langan's adult children mentioned above, is currently the President of RCI Development Services, Inc., which manages strategy on the Company's new business ventures, and received $138,762 in employment compensation during the fiscal year ended September 30, 2022.
In October 2021, we borrowed $500,000 from Ed Anakar, the brother of a former member of our board of directors, and $150,000 from Allen Chhay as part of a larger group of private lenders (see Note 9 to our consolidated financial statements). Their promissory notes bear interest at the rate of 12% per annum and mature in October 2024. The notes are payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. The terms of the notes are the same as the rest of the lender group.
We paid Ed Anakar, our director of operations – club division, employment compensation of $720,492, $655,289, and $502,404 during the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $207,000 in fiscal 2022, $118,000 in fiscal 2021, and $59,000 in fiscal 2020. As of September 30, 2022 and 2021, we owed Nottingham Creations and Sherwood Forest $92,808 and $12,205, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2022, 2021, and 2020. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $3,809, $0, and $19,000 for the fiscal years 2022, 2021, and 2020, respectively. Amounts billed directly to the Company were approximately $133,000, $425,000, and $62,000 for the fiscal years 2022, 2021, and 2020, respectively. As of September 30, 2022 and 2021, the Company owed TW Mechanical approximately $9,338 and $7,500, respectively, in unpaid direct billings.

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
Item 14. Principal Accounting Fees and Services.
The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Friedman LLP for the fiscal 2022 and 2021.

	2022	2021
Audit fees	$1,256,537	$695,015
Audit-related fees	—	7,000
Tax fees	—	—
All other fees	—	—
Total	$1,256,537	$702,015
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $99,145,838.22 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

4.2	12% Unsecured Promissory Note (form of interest-only version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2021) *

4.3	12% Unsecured Promissory Note (form of amortizing payment schedule version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2021) *

4.4	10-Year Secured Promissory Note for $11,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.5	20-Year Secured Promissory Note for $8,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.6	10-Year Promissory Note for $1,200,000 by RCI Holdings, Inc. to 3480 South Galena, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.7	IP Promissory Note for $1,000,000 by Big Sky Hospitality Holdings, Inc. to Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.8	The description of our common stock (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2020) *

4.9	Promissory Note for $18,740,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.2	Employment Agreement with Bradley Chhay (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.3	Employment Agreement with Travis Reese (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.4	Asset Purchase Agreement with Glenarm Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.5	Asset Purchase Agreement with Glendale Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.6	Asset Purchase Agreement with Illinois Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.7	Asset Purchase Agreement with Indy Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.8	Asset Purchase Agreement with MRC, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.9	Asset Purchase Agreement with Raleigh Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.10	Asset Purchase Agreement with Stout Restaurant Concepts, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.11	Asset Purchase Agreement with VCG Restaurants Denver, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.12	Asset Purchase Agreement with Market Entertainment, Inc. dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.13	Asset Purchase Agreement with OG1, LLC dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.14	Stock Purchase Agreement with HWL-3 LLLP (for the purchase of Kenkev, Inc.) dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.15	Real Estate Purchase and Sale Agreement with Real Property Sellers dated July 23, 2021 (Incorporated by reference from Form 8-K filed with the SEC on July 28, 2021) *

10.16	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.17	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.18	Absolute Unconditional and Continuing Guaranty of Eric S. Langan (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.19	Intellectual Property Purchase Agreement between Big Sky Hospitality Holdings, Inc. and Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.20	Guaranty by RCI Hospitality Holdings, Inc. in favor of Family Dog (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.21	Guaranty by RCI Hospitality Holdings, Inc. in favor of 3480 South Galena LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.22	Guaranty by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.23	Lock-Up Agreement between RCI Hospitality Holdings, Inc. and Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.24	Lock-Up Agreement by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.25	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.26	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.27	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

21.1	Subsidiaries

23.1	Consent of Friedman LLP

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
*Incorporated by reference from our previous filings with the SEC.

Item 16. Form 10-K Summary.
None.

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2022.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2022

/s/ Bradley Chhay
Bradley Chhay	Chief Financial Officer and Principal Accounting Officer	December 14, 2022

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2022

/s/ Yura Barabash
Yura Barabash	Director	December 14, 2022

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2022

/s/ Elaine Martin
Elaine Martin	Director	December 14, 2022

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	December 14, 2022