Form 10-Q
period 2022-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2023-02-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 6, 2023, 9,230,225 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	December 31, 2022	September 30, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,108	$35,980
Accounts receivable, net	6,016	8,510
Current portion of notes receivable	235	230
Inventories	4,051	3,893
Prepaid expenses and other current assets	8,611	1,499
Assets held for sale	—	1,049
Total current assets	53,021	51,161
Property and equipment, net	246,536	224,615
Operating lease right-of-use assets, net	36,329	37,048
Notes receivable, net of current portion	4,631	4,691
Goodwill	70,189	67,767
Intangibles, net	143,949	144,049
Other assets	1,503	1,407
Total assets	$556,158	$530,738

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,182	$5,482
Accrued liabilities	18,864	11,328
Current portion of debt obligations, net	13,291	11,896
Current portion of operating lease liabilities	2,850	2,795
Total current liabilities	40,187	31,501
Deferred tax liability, net	30,562	30,562
Debt, net of current portion and debt discount and issuance costs	197,943	190,567
Operating lease liabilities, net of current portion	35,270	36,001
Other long-term liabilities	386	349
Total liabilities	304,348	288,980

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,230,225 and 9,231,725 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	92	92
Additional paid-in capital	68,070	67,227
Retained earnings	183,726	173,950
Total RCIHH stockholders’ equity	251,888	241,269
Noncontrolling interests	(78)	489
Total equity	251,810	241,758
Total liabilities and equity	$556,158	$530,738
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended December 31,
	2022	2021
Revenues
Sales of alcoholic beverages	$29,650	$26,431
Sales of food and merchandise	10,347	10,894
Service revenues	25,563	20,876
Other	4,408	3,635
Total revenues	69,968	61,836
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,374	4,834
Food and merchandise sold	3,586	3,957
Service and other	49	100
Total cost of goods sold (exclusive of items shown separately below)	9,009	8,891
Salaries and wages	18,676	16,505
Selling, general and administrative	22,732	18,486
Depreciation and amortization	3,307	2,194
Other gains, net	(654)	(151)
Total operating expenses	53,070	45,925
Income from operations	16,898	15,911
Other income (expenses)
Interest expense	(3,687)	(2,604)
Interest income	91	106
Non-operating gains, net	—	84
Income before income taxes	13,302	13,497
Income tax expense	3,031	2,933
Net income	10,271	10,564
Net loss (income) attributable to noncontrolling interests	(33)	11
Net income attributable to RCIHH common shareholders	$10,238	$10,575

Earnings per share
Basic and diluted	$1.11	$1.12

Weighted average number of common shares outstanding
Basic and diluted	9,230,258	9,407,519

Dividends per share	$0.05	$0.04
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	$92	$68,070	$183,726	—	$—	$(78)	$251,810

Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares for business combination	500,000	5	30,357	—	—	—	—	30,362
Payment of dividends	—	—	—	(380)	—	—	—	(380)
Net income (loss)	—	—	—	10,575	—	—	(11)	10,564
Balance at December 31, 2021	9,499,910	$95	$80,397	$139,888	—	$—	$(611)	$219,769
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,271	$10,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,307	2,194
Stock-based compensation	941	—
Gain on sale of businesses and assets	(686)	(523)
Unrealized loss on equity securities	—	1
Amortization of debt discount and issuance costs	144	51
Gain on debt extinguishment	—	(83)
Noncash lease expense	719	629
Gain on insurance	(64)	—
Doubtful accounts expense on notes receivable	—	17
Changes in operating assets and liabilities:
Accounts receivable	1,447	1,344
Inventories	(94)	(445)
Prepaid expenses, other current and other assets	(7,208)	(6,519)
Accounts payable, accrued and other liabilities	6,118	9,034
Net cash provided by operating activities	14,895	16,264
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,784	803
Proceeds from insurance	64	185
Proceeds from notes receivable	55	34
Payments for property and equipment and intangible assets	(12,553)	(9,850)
Acquisition of businesses, net of cash acquired	(4,000)	(39,302)
Net cash used in investing activities	(13,650)	(48,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $0 and $650, respectively	1,500	17,002
Payments on debt obligations	(3,361)	(2,488)
Purchase of treasury stock	(98)	—
Payment of dividends	(462)	(380)
Payment of loan origination costs	(96)	—
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by (used in) financing activities	(3,117)	14,134
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,872)	(17,732)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,980	35,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,108	$17,954

CASH PAID DURING PERIOD FOR:
Interest	$3,490	$2,330
Income taxes	$—	$3

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$5,000	$22,200
Debt incurred in connection with purchase of property and equipment	$5,584	$—
Note receivable from sale of property	$—	$2,700
Issuance of shares of common stock for acquisition of businesses:
Number of shares	—	500,000
Fair value	$—	$30,362
Adjustment to operating lease right-of-use assets and lease liabilities related to new and renewed leases	$—	$18,243
Unpaid liabilities on capital expenditures	$1,985	$626
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2022 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
2. Recent Accounting Standards and Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are still evaluating the impact of this ASU but we do not expect it to have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments of this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. We are still evaluating the impact of this ASU on our consolidated financial statements.
3. Current Operating Environment
Our fiscal 2020 was the period hardest hit by the COVID-19 pandemic caused by significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In fiscal 2021, our businesses started to recover from the initial effects of the pandemic when government restrictions eased. Stimulus money also flowed to the economy at that time which prompted increased discretionary spending. In fiscal 2022, several coronavirus variants threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruption impacting our businesses the most.
Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
4. Acquisitions and Dispositions
Lubbock Property
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.1 million in cash at closing and entered into a bank financing for the $2.3 million remainder (see Note 7). The site includes extra land that will be listed for sale once the Bombshells unit is completed.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-Income-Producing Properties
•On October 11, 2022, the Company purchased a hangar in Arcola, Texas amounting to $754,000 in cash.
•On February 6, 2023, in view of the increasing business presence of the Company in the Denver, Colorado area, the Company acquired a non-income-producing corporate property for $458,000 in cash.
Heartbreakers Gentlemen's Club
On October 26, 2022, the Company completed the acquisition of a club in Dickinson, Texas for a total acquisition price of $9.0 million. The acquisition includes (1) $2.5 million for the adult entertainment business covered in a stock purchase agreement paid fully in cash at closing and (2) $6.5 million for the real estate property covered in a real estate purchase agreement paid $1.5 million in cash at closing and $5.0 million under a 6% 15-year promissory note (see Note 7). In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. The acquisition gives the Company its first adult club in the Galveston, Texas area market. As of the filing of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt consideration, but we have preliminarily allocated the acquisition price $64,000 to current assets, $6.5 million to property and equipment, and $2.4 million to goodwill based on the negotiated purchase price. We believe that in this acquisition goodwill represents the existing customer base of the club in the area and the added synergy profitability expansion when we implement the Company's processes into the club. Since we do not have yet the fair value for the assets for the taxable portion of the business combination, we have not yet determined the amount of tax-deductible goodwill.
In connection with the acquisition, we incurred approximately $23,000 in acquisition-related expenses, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of income. From the date of acquisition until December 31, 2022, the club contributed revenue of $347,000 and income from operations of $57,000, which are included in our unaudited condensed consolidated statement of income. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.
Aurora CO Property
On November 8, 2022, the Company purchased real estate in Aurora, Colorado amounting to $850,000 in cash for a future Bombshells location.
Central City CO Casino Property 1
On December 5, 2022, the Company purchased real estate in Central City, Colorado amounting to $2.4 million in cash for the development of a Rick's Cabaret Steakhouse and Casino business.
Baby Dolls-Chicas Locas
On December 12, 2022, the Company and certain of its subsidiaries entered into definitive agreements to acquire five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total purchase price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in seller financing, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The five clubs, which are all located in Texas, are being purchased through four different asset purchase agreements and one stock purchase agreement, under which a newly formed wholly-owned subsidiary of the Company will acquire from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets. The transactions contemplated by these agreements have not yet closed as of the filing of this report. Closing is subject to certain closing conditions.
Mark IV Property

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 16, 2022, the Company purchased real estate in Fort Worth, Texas amounting to $2.4 million in cash. The property has two buildings, one of which the Company is leasing out to an existing tenant and the other building the Company is remodeling for future adult club operations.
Grange Food Hall
On December 20, 2022, the Company purchased a food hall property in Greenwood Village, Colorado for $5.3 million, including direct transaction costs and net of certain accrued taxes amounting to $102,000. The purchase price was paid $1.9 million in cash at closing and $3.325 million under a 6.67% five-year promissory note (see Note 7). The Company allocated $2.1 million to land, $2.6 million to building improvements, $98,000 to furniture, fixtures and equipment, and $565,000 to in-place leases based on their relative fair values.
Tomball Parkway Property Sale
On December 28, 2022, the Company sold a property classified as held-for-sale with a carrying value of $1.0 million for $1.7 million in cash. The Company used $1.2 million of the proceeds to pay off a loan related to the property.
Central City CO Casino Property 2
On February 6, 2023, the Company purchased real estate in Central City, Colorado amounting to $2.2 million in cash for the development of another casino and restaurant business.
BMB San Antonio
On February 7, 2023, the Company completed the acquisition of a previously franchised Bombshells location in San Antonio, Texas for a total acquisition price of $3.2 million. The transaction was effected through a membership interest purchase agreement under which a subsidiary of the Company purchased 100% of the issued and outstanding membership interests of the target limited liability company that owns and operates the Bombshells location from the six previous owners of the entity (the "Sellers"). At acquisition date, the Sellers were paid $1.2 million in cash and were issued six seller-financed promissory notes totaling $2.0 million (see Note 7). Due to the proximity of the acquisition date to the filing date of this report, we have not completed our valuation analysis and related calculations to arrive at the fair values of the net assets acquired, any liabilities assumed, and the debt consideration, along with the determination of any goodwill or gain on the transaction. The Company is not providing supplemental pro forma disclosures to this acquisition as it does not materially contribute to the consolidated operations of the Company.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended December 31, 2022					Three Months Ended December 31, 2021
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$22,098		$7,552	$—	$29,650	$18,167		$8,264	$—	$26,431
Sales of food and merchandise	4,594		5,753	—	10,347	4,589		6,305	—	10,894
Service revenues	25,533		30	—	25,563	20,684		192	—	20,876
Other revenues	4,100		96	212	4,408	3,341		10	284	3,635
	$56,325		$13,431	$212	$69,968	$46,781		$14,771	$284	$61,836

Recognized at a point in time	$55,918		$13,428	$211	$69,557	$46,344		$14,770	$283	$61,397
Recognized over time	407	*	3	1	411	437	*	1	1	439
	$56,325		$13,431	$212	$69,968	$46,781		$14,771	$284	$61,836
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2022	Consideration Received	Recognized in Revenue	Balance at December 31, 2022
Ad revenue	$82	$161	$(126)	$117
Expo revenue	8	321	—	329
Franchise fees	115	—	(3)	112
Other	29	4	(29)	4
	$234	$486	$(158)	$562
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 6), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.
6. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	December 31, 2022	September 30, 2022
Credit card receivables	$3,229	$2,687
Income tax refundable	—	2,979
ATM in-transit	1,310	819
Other (net of allowance for doubtful accounts of $55 and $30, respectively)	1,477	2,025
Total accounts receivable, net	$6,016	$8,510

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2022	September 30, 2022
Prepaid insurance	$7,301	$191
Prepaid legal	46	61
Prepaid taxes and licenses	171	391
Prepaid rent	222	296
Other	871	560
Total prepaid expenses and other current assets	$8,611	$1,499
A reconciliation of goodwill as of December 31, 2022 and September 30, 2022, which is substantially all in Nightclubs segment, is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2022	$88,921	$21,154	$67,767
Acquisitions (see Note 4)	2,422	—	2,422
Balance at December 31, 2022	$91,343	$21,154	$70,189
The components of intangible assets, net are as follows (in thousands):

	December 31, 2022	September 30, 2022
Indefinite-lived:
Licenses	$103,972	$103,972
Trademarks	13,119	13,119
Domain names	23	23

Definite-lived:
Licenses	25,371	25,962
Leases acquired in-place	664	117
Noncompete agreements	40	55
Discounted leases	76	78
Software	684	723
Total intangible assets, net	$143,949	$144,049

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of accrued liabilities are as follows (in thousands):

	December 31, 2022	September 30, 2022
Insurance	$7,050	$30
Sales and liquor taxes	2,095	2,227
Payroll and related costs	3,520	3,186
Property taxes	2,876	2,618
Interest	552	499
Patron tax	517	467
Unearned revenues	562	234
Income taxes	99	—
Lawsuit settlement	115	246
Other	1,478	1,821
Total accrued liabilities	$18,864	$11,328
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Taxes and permits	$2,684	$2,236
Advertising and marketing	2,670	2,383
Supplies and services	2,424	1,980
Insurance	2,582	2,395
Legal	985	1,060
Lease	1,762	1,640
Charge card fees	1,897	1,331
Utilities	1,271	935
Security	1,164	1,087
Stock-based compensation	941	—
Accounting and professional fees	1,518	1,346
Repairs and maintenance	1,164	725
Other	1,670	1,368
Total selling, general and administrative expenses	$22,732	$18,486
The components of other gains, net are as follows (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Gain on disposal of businesses and assets	(590)	(342)
Settlement of lawsuits	—	192
Gain on insurance	(64)	(1)
Other gains, net	$(654)	$(151)

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Debt
On October 10, 2022, in relation to a real estate purchase (see Note 4), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note is secured by the purchased real estate property.
On October 26, 2022, in relation to a club acquisition (see Note 4), the Company executed a promissory note for $5.0 million with the seller. The 6% 15-year promissory note is payable in 180 equal monthly payments of $42,193 in principal and interest. This promissory note is secured by the purchased real estate property.
On November 18, 2022, in relation to a real estate purchase on September 12, 2022, the Company borrowed $1.5 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. This promissory note is secured by the purchased real estate property.
On December 20, 2022, the Company executed a promissory note for $3.325 million with a bank lender in relation to a purchase of a food hall property (see Note 4). The 6.67% five-year promissory note is payable in 59 equal monthly installments of $22,805 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
Future maturities of long-term debt as of December 31, 2022 are as follows: $13.9 million, $29.4 million, $14.7 million, $10.3 million, $13.9 million and $132.5 million for the twelve months ending December 31, 2023, 2024, 2025, 2026, 2027, and thereafter, respectively. Of the maturity schedule mentioned above, $4.4 million, $19.4 million, $4.8 million, $0, $3.0 million and $75.0 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $3.3 million and $3.4 million as of December 31, 2022 and September 30, 2022, respectively.
On February 7, 2023, in relation to the acquisition of a franchised Bombshells location in San Antonio, Texas (see Note 4), the Company entered into six separate seller-financing promissory notes totaling $2.0 million. Each of the promissory notes has an interest rate of 7% per annum, has a term of 24 months, and is payable in monthly installments totaling $39,602 of principal and interest for the first 23 months based on a 60-month amortization schedule with the remaining unpaid principal and interest paid at maturity.
8. Stock-based Compensation
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
Stock-based compensation for the three months ended December 31, 2022, which is included in corporate segment selling, general and administrative expenses, amounted to $941,000. As of December 31, 2022, we had unrecognized compensation cost amounting to $6.1 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 3.1 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter,

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37. No stock options were exercised during the three months ended December 31, 2022. As of December 31, 2022, 60,000 stock options were vested and exercisable.
For the three months ended December 31, 2022, we excluded 60,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. There were no stock options outstanding during the three months ended December 31, 2021. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
9. Income Taxes
Income tax expense was $3.0 million and $2.9 million during the three months ended December 31, 2022 and 2021, respectively. The effective income tax expense rate was 22.8% and 21.7% for the three months ended December 31, 2022 and 2021, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31,
	2022	2021
Federal statutory income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.9%
Permanent differences	0.5%	0.4%
Tax credits	(2.8)%	(2.0)%
Other	0.1%	(0.6)%
Total income tax expense	22.8%	21.7%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2019 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
10. Commitments and Contingencies
Legal Matters
Texas Patron Tax
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2022, we have 1 remaining unresolved claim out of the original 71 claims.
Shareholder Derivative Action
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Settlements of lawsuits for the three months ended December 31, 2022 and 2021 amount to approximately $0 and $192,000, respectively. As of December 31, 2022 and September 30, 2022, the Company has accrued $115,000 and $246,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Revenues (from external customers)
Nightclubs	$56,325	$46,781
Bombshells	13,431	14,771
Other	212	284
	$69,968	$61,836

Income (loss) from operations
Nightclubs	$22,740	$18,736
Bombshells	1,847	2,802
Other	(185)	(43)
Corporate	(7,504)	(5,584)
	$16,898	$15,911

Depreciation and amortization
Nightclubs	$2,485	$1,547
Bombshells	458	429
Other	63	6
Corporate	301	212
	$3,307	$2,194

Capital expenditures
Nightclubs	$4,144	$9,228
Bombshells	8,319	304
Other	37	189
Corporate	53	129
	$12,553	$9,850

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022	September 30, 2022
Total assets
Nightclubs	$444,362	$428,104
Bombshells	65,584	62,021
Other	2,758	2,635
Corporate	43,454	37,978
	$556,158	$530,738
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended December 31, 2022 amounting to $3.7 million and $231,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment amounting to $37,000. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended December 31, 2021 amounting to $3.2 million and $168,000, respectively, and intercompany sales of Robust Energy Drink included in Other segment amounting to $69,000. These intercompany revenue amounts are eliminated upon consolidation.
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
12. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2022 and September 30, 2022, was $120.1 million and $115.1 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $0 and $24,037 during the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and September 30, 2022, we owed Nottingham Creations and Sherwood Forest $13,174 and $92,808, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2023 and 2022. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended December 31, 2022 and 2021, respectively. Amounts billed directly to the Company were $0 and $80,996 for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and September 30, 2022, the Company owed TW Mechanical $0 and $9,338, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three months ended December 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Operating lease expense – fixed payments	$1,259	$1,131
Variable lease expense	427	334
Short-term and other lease expense (includes $64 and $72 recorded in advertising and marketing, and $127 and $83 recorded in repairs and maintenance for the three months ended December 31, 2022 and 2021, respectively; see Note 6)	267	330
Sublease income	—	(2)
Total lease expense, net	$1,953	$1,793

Other information:
Operating cash outflows from operating leases	$1,910	$1,749
Weighted average remaining lease term – operating leases	11.2 years	12.4 years
Weighted average discount rate – operating leases	5.6%	5.7%
Future maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2023	$2,850	$2,060	$4,910
January - December 2024	3,068	1,895	4,963
January - December 2025	3,331	1,717	5,048
January - December 2026	3,583	1,523	5,106
January - December 2027	3,345	1,325	4,670
Thereafter	21,943	4,933	26,876
	$38,120	$13,453	$51,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2022.
Overview
RCI Hospitality Holdings, Inc. (“RCIHH”) is a holding company. Through our subsidiaries, we engage in a number of activities in the hospitality and related businesses. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.
Through our subsidiaries, as of December 31, 2022, we operated a total of 64 establishments that offer live adult entertainment and/or restaurant and bar operations, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
Current Operating Environment
Our fiscal 2020 was the period hardest hit by the COVID-19 pandemic causing a significant reduction in customer traffic in our clubs and restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In fiscal 2021, our businesses started to recover from the initial effects of the pandemic when government restrictions eased. Stimulus money also flowed to the economy at that time which prompted increased discretionary spending. In fiscal 2022, several coronavirus variants threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruptions impacting our businesses.
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
For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on December 14, 2022.
During the three months ended December 31, 2022, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's first quarter 2023 operating results are as follows:
•Total revenues were approximately $70.0 million compared to $61.8 million during the comparable prior-year period, a 13.2% increase (Nightclubs revenue of $56.3 million compared to $46.8 million, a 20.4% increase; and Bombshells revenue of $13.4 million compared to $14.8 million, a 9.1% decrease)
•Consolidated same-store sales decreased by 2.7% (Nightclubs increased by 1.2% while Bombshells decreased by 13.9%) (refer to the definition of same-store sales in the discussion of revenues below)

•Basic and diluted earnings per share (“EPS”) of $1.11 compared to $1.12 (non-GAAP diluted EPS* of $1.19 compared to $1.10) during the comparable prior-year period
•Net cash provided by operating activities of $14.9 million compared to $16.3 million during the comparable prior-year period, a 8.4% decrease (free cash flow* of $13.0 million compared to $15.3 million, a 14.6% decrease)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
The following table summarizes our results of operations for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues
Sales of alcoholic beverages	$29,650	42.4%	$26,431	42.7%	$3,219	12.2%
Sales of food and merchandise	10,347	14.8%	10,894	17.6%	(547)	(5.0)%
Service revenues	25,563	36.5%	20,876	33.8%	4,687	22.5%
Other	4,408	6.3%	3,635	5.9%	773	21.3%
Total revenues	69,968	100.0%	61,836	100.0%	8,132	13.2%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,374	18.1%	4,834	18.3%	(540)	(11.2)%
Food and merchandise sold	3,586	34.7%	3,957	36.3%	371	9.4%
Service and other	49	0.2%	100	0.4%	51	51.0%
Total cost of goods sold (exclusive of items shown separately below)	9,009	12.9%	8,891	14.4%	(118)	(1.3)%
Salaries and wages	18,676	26.7%	16,505	26.7%	(2,171)	(13.2)%
Selling, general and administrative	22,732	32.5%	18,486	29.9%	(4,246)	(23.0)%
Depreciation and amortization	3,307	4.7%	2,194	3.5%	(1,113)	(50.7)%
Other gains, net	(654)	(0.9)%	(151)	(0.2)%	503	333.1%
Total operating expenses	53,070	75.8%	45,925	74.3%	(7,145)	(15.6)%
Income from operations	16,898	24.2%	15,911	25.7%	987	6.2%
Other income (expenses)
Interest expense	(3,687)	(5.3)%	(2,604)	(4.2)%	(1,083)	(41.6)%
Interest income	91	0.1%	106	0.2%	(15)	(14.2)%
Non-operating gains, net	—	—%	84	0.1%	(84)	(100.0)%
Income before income taxes	13,302	19.0%	13,497	21.8%	(195)	(1.4)%
Income tax expense	3,031	4.3%	2,933	4.7%	(98)	(3.3)%
Net income	$10,271	14.7%	$10,564	17.1%	$(293)	(2.8)%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the first quarter increased by approximately $8.1 million, or 13.2%, versus the comparable prior-year quarter due primarily to a 15.4% increase in sales from newly acquired clubs and a new Bombshells opening partially offset by a 2.3% decrease, which is the impact of consolidated same-store sales on total consolidated revenue change. Consolidated same-store sales decreased by 2.7%.
We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells.

We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are significantly higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily until its next full quarter of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.
Segment contribution to total revenues was as follows (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Nightclubs	$56,325	$46,781
Bombshells	13,431	14,771
Other	212	284
	$69,968	$61,836
Nightclubs revenues increased by 20.4% for the quarter ended December 31, 2022 compared to the prior-year quarter primarily due to the contribution of newly acquired clubs and the impact of the increase in same-store sales. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 1.2%. Newly acquired clubs contributed a sales increase of $9.0 million to the total Nightclubs revenue increase of $9.5 million. By type of revenue, service revenue increased by 23.4%, alcoholic beverage sales increased by 21.6%, and food, merchandise and other revenue increased by 9.6%.
Bombshells revenues decreased by 9.1%, of which 13.9% was for same-store sales decrease with the offsetting increase caused by one new location and revenue from franchising operations. By type of revenue, food and merchandise sales decreased by 8.8% while alcoholic beverage sales decreased by 8.6%. Management believes that the decrease in total Bombshells revenue was mainly from higher customer spending in the prior year caused by government stimulus money.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 75.8% from 74.3% from last year’s first quarter, with a $7.1 million increase, or 15.6%, which was mainly caused by costs and expenses directly related to higher sales in the current-year quarter and stock-based compensation in the current quarter. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold increased by $118,000, or 1.3%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 12.9% from 14.4% mainly due to the sales mix increases in service and alcohol sales and a decrease in food and merchandise sales. Service revenue has the highest margin while food and merchandise have the lowest. Nightclubs cost of goods sold decreased to 10.5% from 11.1%, while Bombshells cost of goods sold decreased to 22.9% from 24.4%.
Salaries and wages. Salaries and wages increased by $2.2 million, or 13.2%, due to increase in personnel from newly acquired clubs and new Bombshells opened in the prior year and shifts to accommodate the increase in sales. As a percent of total revenues, salaries and wages were almost flat at 26.7% from 26.7%. Nightclubs increased to 20.8% from 20.5% and Bombshells increased to 26.5% from 24.8%, while corporate decreased to 4.7% from 5.0%.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.2 million, or 23.0%, primarily due to increased variable expenses related to higher sales during the current-year quarter and stock-based compensation.

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$2,684	3.8%	$2,236	3.6%	$(448)	(20.0)%
Advertising and marketing	2,670	3.8%	2,383	3.9%	(287)	(12.0)%
Supplies and services	2,424	3.5%	1,980	3.2%	(444)	(22.4)%
Insurance	2,582	3.7%	2,395	3.9%	(187)	(7.8)%
Legal	985	1.4%	1,060	1.7%	75	7.1%
Lease	1,762	2.5%	1,640	2.7%	(122)	(7.4)%
Charge card fees	1,897	2.7%	1,331	2.2%	(566)	(42.5)%
Utilities	1,271	1.8%	935	1.5%	(336)	(35.9)%
Security	1,164	1.7%	1,087	1.8%	(77)	(7.1)%
Stock-based compensation	941	1.3%	—	—%	(941)	(100.0)%
Accounting and professional fees	1,518	2.2%	1,346	2.2%	(172)	(12.8)%
Repairs and maintenance	1,164	1.7%	725	1.2%	(439)	(60.6)%
Other	1,670	2.4%	1,368	2.2%	(302)	(22.1)%
Total selling, general and administrative expenses	$22,732	32.5%	$18,486	29.9%	$(4,246)	(23.0)%
Depreciation and amortization. Depreciation and amortization increased by $1.1 million, or 50.7%, due to new depreciable assets from newly acquired and constructed units and amortization of SOB licenses from leased clubs.
Other gains, net. Other gains, net increased due to a higher gain from disposal of assets and businesses and the settlement of lawsuits in the prior-year quarter.
Income (Loss) from Operations
For the three months ended December 31, 2022 and 2021, our consolidated operating margin was 24.2% and 25.7%, respectively. The main drivers for the decrease in operating margin are the stock-based compensation and amortization of SOB licenses which are both only present in the current-year quarter partially offset by fixed expenses leveraged from higher sales.
Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Nightclubs	$22,740	$18,736
Bombshells	1,847	2,802
Other	(185)	(43)
Corporate	(7,504)	(5,584)
	$16,898	$15,911
Nightclubs operating margin was 40.4% and 40.1% for the three months ended December 31, 2022 and 2021, respectively, while operating margin for Bombshells was 13.8% and 19.0%, respectively. Nightclubs operating margin increased due to fixed expenses leveraged from higher sales, partially offset by amortization of SOB licenses. The decrease in Bombshells operating margin was mainly due to fixed expenses deleveraged from lower sales.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 28.

	For the Three Months Ended December 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$22,740	$1,847	$(185)	$(7,504)	$16,898
Amortization of intangibles	628	2	61	4	695
Gain on sale of businesses and assets	(569)	—	—	(21)	(590)
Gain on insurance	(48)	—	—	(16)	(64)
Stock-based compensation	—	—	—	941	941
Non-GAAP operating income (loss)	$22,751	$1,849	$(124)	$(6,596)	$17,880

GAAP operating margin	40.4%	13.8%	(87.3)%	(10.7)%	24.2%
Non-GAAP operating margin	40.4%	13.8%	(58.5)%	(9.4)%	25.6%

	For the Three Months Ended December 31, 2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,736	$2,802	$(43)	$(5,584)	$15,911
Amortization of intangibles	47	3	—	—	50
Settlement of lawsuits	177	10	—	5	192
Loss (gain) on sale of businesses and assets	45	13	—	(400)	(342)
Gain on insurance	(1)	—	—	—	(1)
Non-GAAP operating income (loss)	$19,004	$2,828	$(43)	$(5,979)	$15,810

GAAP operating margin	40.1%	19.0%	(15.1)%	(9.0)%	25.7%
Non-GAAP operating margin	40.6%	19.1%	(15.1)%	(9.7)%	25.6%
Other Income/Expenses
Interest expense increased by $1.1 million, or 41.6%, primarily caused by a higher average debt balance mostly from seller-financed promissory notes from last year's acquisitions.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $5.4 million and $4.2 million for the quarters ended December 31, 2022 and 2021, respectively. As a percentage of revenue, total occupancy costs were 7.8% and 6.9% during the quarters ended December 31, 2022 and 2021, respectively, primarily due to the interest from higher average debt balance.
Income Taxes
Income tax expense was $3.0 million and $2.9 million during the three months ended December 31, 2022 and 2021, respectively. The effective income tax expense rate was 22.8% and 21.7% for the three months ended December 31, 2022 and 2021, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31,
	2022	2021
Federal statutory income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.9%
Permanent differences	0.5%	0.4%
Tax credit	(2.8)%	(2.0)%
Other	0.1%	(0.6)%
Total income tax expense	22.8%	21.7%
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) settlement of lawsuits, and (e) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) unrealized gains or losses on equity securities, (e) settlement of lawsuits, (f) gain on debt extinguishment, (g) stock-based compensation, and (h) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.7% and 22.3% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2022 and 2021, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) unrealized gains or losses on equity securities, (g) settlement of lawsuits, (h) gain on debt extinguishment, and (i) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.

The following tables present our non-GAAP performance measures for the three months ended December 31, 2022 and 2021 (in thousands, except per share, number of shares and percentages):

	Three Months Ended December 31,
	2022	2021
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$10,238	$10,575
Income tax expense	3,031	2,933
Interest expense, net	3,596	2,498
Settlement of lawsuits	—	192
Gain on sale of businesses and assets	(590)	(342)
Gain on debt extinguishment	—	(85)
Unrealized loss on equity securities	—	1
Gain on insurance	(64)	(1)
Stock-based compensation	941	—
Depreciation and amortization	3,307	2,194
Adjusted EBITDA	$20,459	$17,965

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$10,238	$10,575
Amortization of intangibles	695	50
Settlement of lawsuits	—	192
Gain on sale of businesses and assets	(590)	(342)
Gain on debt extinguishment	—	(85)
Unrealized loss on equity securities	—	1
Gain on insurance	(64)	(1)
Stock-based compensation	941	—
Net income tax effect	(200)	(38)

Non-GAAP net income	$11,020	$10,352

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,230,258	9,407,519
GAAP diluted earnings per share	$1.11	$1.12
Amortization of intangibles	0.08	0.01
Settlement of lawsuits	0.00	0.02
Gain on sale of businesses and assets	(0.06)	(0.04)
Gain on debt extinguishment	0.00	(0.01)
Unrealized loss on equity securities	0.00	0.00
Gain on insurance	(0.01)	0.00
Stock-based compensation	0.10	0.00
Net income tax effect	(0.02)	0.00
Non-GAAP diluted earnings per share	$1.19	$1.10

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$16,898	$15,911
Amortization of intangibles	695	50
Settlement of lawsuits	—	192
Gain on sale of businesses and assets	(590)	(342)
Gain on insurance	(64)	(1)
Stock-based compensation	941	—
Non-GAAP operating income	$17,880	$15,810

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	24.2%	25.7%
Amortization of intangibles	1.0%	0.1%
Settlement of lawsuits	0.0%	0.3%
Gain on sale of businesses and assets	(0.8)%	(0.6)%
Gain on insurance	(0.1)%	0.0%
Stock-based compensation	1.3%	0.0%
Non-GAAP operating margin	25.6%	25.6%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.
Liquidity and Capital Resources
At December 31, 2022, our cash and cash equivalents were approximately $34.1 million compared to $36.0 million at September 30, 2022. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2022, we had working capital of $12.8 million compared to working capital of $18.6 million as of September 30, 2022, excluding net assets held for sale amounting to $0 and $1.0 million as of December 31, 2022 and September 30, 2022, respectively. Since the pandemic hard hit fiscal 2020, we have since recovered and have seen a more normal stream of operations in 2021 and 2022. Geopolitical and macroeconomic events are still developing. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Operating activities	$14,895	$16,264
Investing activities	(13,650)	(48,130)
Financing activities	(3,117)	14,134
Net decrease in cash and cash equivalents	$(1,872)	$(17,732)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Net income	$10,271	$10,564
Depreciation and amortization	3,307	2,194
Stock-based compensation	941	—
Gain on debt extinguishment	—	(83)
Net change in operating assets and liabilities	263	3,414
Other	113	175
Net cash provided by operating activities	$14,895	$16,264
Net cash provided by operating activities decreased from year to year primarily due to higher interest expense.
Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Payments for property and equipment and intangible assets	$(12,553)	$(9,850)
Acquisition of businesses	(4,000)	(39,302)
Proceeds from sale of businesses and assets	2,784	803
Proceeds from insurance	64	185
Proceeds from notes receivable	55	34
Net cash used in investing activities	$(13,650)	$(48,130)

Following is a breakdown of our payments for property and equipment and intangible assets for the three months ended December 31, 2022 and 2021 (in thousands):

	For the Three Months Ended December 31,
	2022	2021
New facilities, equipment, and intangible assets	$10,689	$8,852
Maintenance capital expenditures	1,864	998
Total capital expenditures	$12,553	$9,850
The capital expenditures during the three months ended December 31, 2022 and 2021 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Proceeds from debt obligations	$1,500	$17,002
Payments on debt obligations	(3,361)	(2,488)
Purchase of treasury stock	(98)	—
Payment of dividends	(462)	(380)
Payment of loan origination costs	(96)	—
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by (used in) financing activities	$(3,117)	$14,134
We purchased 1,500 shares of our common stock at an average price of $65.02 during the three months ended December 31, 2022, while we purchased 74,659 shares of our common stock at an average price of $24.03 during the three months ended December 31, 2021. As of December 31, 2022, we have approximately $18.8 million authorization remaining to purchase additional shares.
We paid quarterly dividends of $0.05 per share in the current, while we paid $0.04 per share in the prior-year quarter.
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
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$14,895	$16,264
Less: Maintenance capital expenditures	1,864	998
Free cash flow	$13,031	$15,266
Our free cash flow for the current quarter decreased by 14.6% compared to the comparable prior-year period primarily due to higher interest expense payments and higher maintenance capital expenditures from renovations of several of our clubs.

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
The following table presents a summary of such indicators for the three months ended December 31 (in thousands, except percentages):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Sales of alcoholic beverages	$29,650	12.2%	$26,431	52.3%	$17,360
Sales of food and merchandise	10,347	(5.0)%	10,894	26.5%	8,609
Service revenues	25,563	22.5%	20,876	107.5%	10,060
Other	4,408	21.3%	3,635	53.4%	2,369
Total revenues	$69,968	13.2%	$61,836	61.0%	$38,398
Net income attributable to RCIHH common stockholders	$10,238	(3.2)%	$10,575	9.7%	$9,643
Net cash provided by operating activities	$14,895	(8.4)%	$16,264	159.2%	$6,274
Adjusted EBITDA*	$20,459	13.9%	$17,965	106.7%	$8,690
Free cash flow*	$13,031	(14.6)%	$15,266	169.3%	$5,669
Debt (end of period)	$211,234	30.5%	$161,850	20.0%	$134,821
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
All eleven of the existing Bombshells as of December 31, 2022 were located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2022, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2022.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2022. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended September 30, 2022, filed with the SEC on December 14, 2022, management concluded that our internal control over financial reporting was not effective as of September 30, 2022. In the evaluation, management identified a material weakness in internal control related to the proper design and implementation of controls over management's review of the Company's accounting for business combinations, specifically related to the identification of and accounting for intangible assets acquired in a business combination.

Remediation Efforts to Address Material Weakness
Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. As such, we have added controls to enhance management's review of purchase documents to identify intangible assets acquired and controls to increase the precision of the review of all assumptions used in the intangible asset valuation models. We will also conduct senior management reviews of any and all material estimates that are applied in these instances.
It is our belief that these actions will effectively remediate the existing material weakness.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 10 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended December 31, 2022 was a follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2022	1,500	$65.02	1,500	$18,766,851
November 1-30, 2022	—		—	$18,766,851
December 1-31, 2022	—		—	$18,766,851
	1,500	$65.02	1,500
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

RCI HOSPITALITY HOLDINGS, INC.

Date: February 9, 2023	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 9, 2023	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer