Form 10-Q
period 2023-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2023-05-10
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 9,430,225 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,784	$35,980
Accounts receivable, net	6,755	8,510
Current portion of notes receivable	239	230
Inventories	4,571	3,893
Prepaid expenses and other current assets	6,870	1,499
Assets held for sale	—	1,049
Total current assets	41,219	51,161
Property and equipment, net	295,861	224,615
Operating lease right-of-use assets, net	37,244	37,048
Notes receivable, net of current portion	4,569	4,691
Goodwill	84,051	67,767
Intangibles, net	156,331	144,049
Other assets	1,856	1,407
Total assets	$621,131	$530,738

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,743	$5,482
Accrued liabilities	20,958	11,328
Current portion of debt obligations, net	21,016	11,896
Current portion of operating lease liabilities	2,951	2,795
Total current liabilities	52,668	31,501
Deferred tax liability, net	30,936	30,562
Debt, net of current portion and debt discount and issuance costs	224,751	190,567
Operating lease liabilities, net of current portion	36,429	36,001
Other long-term liabilities	383	349
Total liabilities	345,167	288,980

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,430,225 and 9,231,725 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	94	92
Additional paid-in capital	85,082	67,227
Retained earnings	190,905	173,950
Total RCIHH stockholders’ equity	276,081	241,269
Noncontrolling interests	(117)	489
Total equity	275,964	241,758
Total liabilities and equity	$621,131	$530,738
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues
Sales of alcoholic beverages	$30,136	$27,335	$59,786	$53,766
Sales of food and merchandise	11,005	11,160	21,352	22,054
Service revenues	25,690	21,501	51,253	42,377
Other	4,686	3,696	9,094	7,331
Total revenues	71,517	63,692	141,485	125,528
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,365	4,896	10,739	9,730
Food and merchandise sold	3,737	3,840	7,323	7,797
Service and other	16	24	65	124
Total cost of goods sold (exclusive of items shown separately below)	9,118	8,760	18,127	17,651
Salaries and wages	19,428	16,530	38,104	33,035
Selling, general and administrative	22,026	18,437	44,758	36,923
Depreciation and amortization	3,760	2,877	7,067	5,071
Other charges (gains), net	3,758	7	3,104	(144)
Total operating expenses	58,090	46,611	111,160	92,536
Income from operations	13,427	17,081	30,325	32,992
Other income (expenses)
Interest expense	(3,677)	(2,864)	(7,364)	(5,468)
Interest income	90	112	181	218
Non-operating gains, net	—	—	—	84
Income before income taxes	9,840	14,329	23,142	27,826
Income tax expense	2,147	3,356	5,178	6,289
Net income	7,693	10,973	17,964	21,537
Net loss (income) attributable to noncontrolling interests	39	(21)	6	(10)
Net income attributable to RCIHH common shareholders	$7,732	$10,952	$17,970	$21,527

Earnings per share
Basic and diluted	$0.83	$1.15	$1.94	$2.28

Weighted average shares used in computing earnings per share
Basic and diluted	9,265,781	9,489,085	9,247,824	9,447,854

Dividends per share	$0.06	$0.05	$0.11	$0.09
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	92	68,070	183,726	—	—	(78)	251,810
Issuance of common shares for business combination	200,000	2	16,306	—	—	—	—	16,308
Payment of dividends	—	—	—	(553)	—	—	—	(553)
Stock-based compensation	—	—	706	—	—	—	—	706
Net income (loss)	—	—	—	7,732	—	—	(39)	7,693
Balance at March 31, 2023	9,430,225	$94	$85,082	$190,905	—	$—	$(117)	$275,964

Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares for business combination	500,000	5	30,357	—	—	—	—	30,362
Payment of dividends	—	—	—	(380)	—	—	—	(380)
Net income (loss)	—	—	—	10,575	—	—	(11)	10,564
Balance at December 31, 2021	9,499,910	95	80,397	139,888	—	—	(611)	219,769
Purchase of treasury shares	—	—	—	—	(45,643)	(2,845)	—	(2,845)
Canceled treasury shares	(45,643)	(1)	(2,844)	—	45,643	2,845	—	—
Payment of dividends	—	—	—	(474)	—	—	—	(474)
Net income	—	—	—	10,952	—	—	21	10,973
Balance at March 31, 2022	9,454,267	$94	$77,553	$150,366	—	$—	$(590)	$227,423
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,964	$21,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,067	5,071
Impairment of assets	662	—
Stock-based compensation	1,647	—
Gain on sale of businesses and assets	(689)	(708)
Unrealized loss on equity securities	—	1
Amortization of debt discount and issuance costs	291	136
Gain on debt extinguishment	—	(83)
Noncash lease expense	1,463	1,238
Gain on insurance	(91)	(321)
Doubtful accounts expense on notes receivable	—	53
Changes in operating assets and liabilities:
Accounts receivable	708	1,065
Inventories	79	(276)
Prepaid expenses, other current and other assets	(5,705)	(5,360)
Accounts payable, accrued and other liabilities	8,288	5,508
Net cash provided by operating activities	31,684	27,861
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,810	2,910
Proceeds from insurance	91	485
Proceeds from notes receivable	113	82
Payments for property and equipment and intangible assets	(20,890)	(13,990)
Acquisition of businesses, net of cash acquired	(30,200)	(39,302)
Net cash used in investing activities	(48,076)	(49,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $0 and $650, respectively	11,595	35,742
Payments on debt obligations	(6,481)	(7,290)
Purchase of treasury stock	(98)	(2,845)
Payment of dividends	(1,015)	(854)
Payment of loan origination costs	(205)	(418)
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by financing activities	3,196	24,335
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,196)	2,381
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,980	35,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,784	$38,067

CASH PAID DURING PERIOD FOR:
Interest	$6,874	$5,064
Income taxes	$5,605	$4,008

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$32,405	$22,200
Debt incurred in connection with purchase of property and equipment	$5,584	$2,625
Note receivable from sale of property	$—	$2,700
Issuance of shares of common stock for acquisition of businesses:
Number of shares	200,000	500,000
Fair value	$16,308	$30,362
Adjustment to operating lease right-of-use assets related to new and renewed leases	$1,659	$19,187
Adjustment to operating lease liabilities related to new and renewed leases	$1,958	$19,187
Unpaid liabilities on capital expenditures	$3,045	$1,201
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2022 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
We made certain reclassification adjustments to segment disclosures related to prepaid insurance and goodwill. These assets were acquired by the registrant and presented in Corporate segment but mostly benefit subsidiaries belonging to other reportable segments. Prior year disclosures were also made to conform to current year presentation. There is no impact in consolidated total assets, results of operations, and cash flows in all periods presented. See Note 11.
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
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU requires all companies to amortize leasehold improvements associated with common control leases over the asset's useful life to the common control group regardless of the lease term. It also allows private and certain not-for-profit entities to use the written terms and conditions of an agreement to account for common control leases without further assessing the legal enforceability of those terms. The guidance is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. We are still evaluating the impact of this ASU on our consolidated financial statements.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
threatened to bring back tight restrictions. Along with the pandemic, geopolitical and macroeconomic events started to affect the U.S. economy in general, with global inflation and supply chain disruption impacting our businesses the most.
Toward the end of fiscal 2022 and continuing to the current fiscal year, geopolitical and macroeconomic events have impacted our operating results and cash flows by causing inflation on wages and other operating expenses. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
4. Acquisitions and Dispositions
Lubbock Property
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.1 million in cash at closing and obtained bank financing for the $2.3 million remainder (see Note 7). The site includes extra land that will be listed for sale once the Bombshells unit is completed.
Non-Income-Producing Properties
•On October 11, 2022, the Company purchased a hangar in Arcola, Texas amounting to $754,000 in cash.
•On February 6, 2023, in view of the increasing business presence of the Company in the Denver, Colorado area, the Company acquired a non-income-producing corporate property for $458,000 in cash, to be used for office space and employee housing.
Heartbreakers Gentlemen's Club
On October 26, 2022, the Company completed the acquisition of a club in Dickinson, Texas for a total agreed acquisition price of $9.0 million (with a total consideration preliminary fair value of $8.9 million based on certain legal contingencies that existed pre-acquisition). The acquisition included (1) $2.5 million for the adult entertainment business covered in a stock purchase agreement paid fully in cash at closing and (2) $6.5 million for the real estate property covered in a real estate purchase agreement paid $1.5 million in cash at closing and $5.0 million under a 6% 15-year promissory note (see Note 7). In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. The acquisition gives the Company its first adult club in the Galveston, Texas area market.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of October 26, 2022:

Current assets	$64
Property and equipment	4,884
Licenses	1,170
Tradename	340
Accrued liability	(95)
Deferred tax liability	(374)
Total net assets acquired	5,989
Goodwill	2,916
Acquisition price fair value	$8,905
We believe that in this acquisition goodwill represents the existing customer base of the club in the area and the added synergy profitability expansion when we implement the Company's processes into the club. Goodwill, licenses, and tradename will not be amortized but will be tested at least annually for impairment. Approximately $1.5 million of the recognized goodwill will be deductible for tax purposes.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with this acquisition, we incurred approximately $0 and $23,000 in acquisition-related expenses during the three and six months ended March 31, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. From the date of acquisition until March 31, 2023, the club contributed revenues of $554,000 and $901,000 and income from operations of $103,000 and $160,000 during the three and six months ended March 31, 2023, respectively, which are included in our unaudited condensed consolidated statements of income. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.
Aurora CO Property
On November 8, 2022, the Company purchased real estate in Aurora, Colorado amounting to $850,000 in cash for a future Bombshells location.
Central City CO Casino Property 1
On December 5, 2022, the Company purchased real estate in Central City, Colorado amounting to $2.4 million in cash for the development of a Rick's Cabaret Steakhouse and Casino business.
Mark IV Property
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
Central City CO Casino Property 2
On February 6, 2023, the Company purchased real estate in Central City, Colorado amounting to $2.2 million in cash for the development of another casino business.
Bombshells San Antonio
On February 7, 2023, the Company completed the acquisition of a previously franchised Bombshells location in San Antonio, Texas for a total acquisition price of $3.2 million. The transaction was effected through a membership interest purchase agreement under which a subsidiary of the Company purchased 100% of the issued and outstanding membership interests of the target limited liability company that owns and operates the Bombshells location from the six previous owners of the entity (the "Sellers"). At acquisition date, the Sellers were paid $1.2 million in cash and were issued six seller-financed promissory notes totaling $2.0 million (see Note 7). The Company allocated the acquisition price $61,000 to inventory, $2.7 million to property and equipment, and $480,000 to favorable lease intangible and right-of-use assets, net of lease liability.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Baby Dolls-Chicas Locas
On March 16, 2023, the Company and certain of its subsidiaries completed the acquisition of five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total purchase price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in 10-year 7% seller financing promissory notes, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The cash consideration at closing was partially funded by the $10.0 million line of credit secured by the Company on March 9, 2023 (see Note 7). The five clubs, which are all located in Texas, were purchased through four different asset purchase agreements and one stock purchase agreement, under each of which a newly formed wholly-owned subsidiary of the Company acquired from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets. As of the filing of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt and stock consideration, but we have preliminarily allocated the acquisition price as follows based on negotiated purchase price: $632,000 to current assets, $41.6 million to property and equipment, $11.2 million to identifiable intangibles, $632,000 to accounts payable, and $14.0 million to goodwill.
In connection with this acquisition, we incurred approximately $280,000 and $292,000 in acquisition-related expenses during the three and six months ended March 31, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. From the date of acquisition until March 31, 2023, the clubs contributed revenues of $1.2 million and $1.2 million and loss from operations of $154,000 and $154,000 during the three and six months ended March 31, 2023, respectively, which are included in our unaudited condensed consolidated statements of income. The following table presents the unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amount and number of shares):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Pro forma revenues	$77,292	$69,256	$154,424	$137,029
Pro forma net income attributable to RCIHH common stockholders	$8,303	$12,444	$17,213	$24,849
Pro forma earnings per share - basic and diluted	$0.88	$1.28	$1.83	$2.58

Pro forma weighted average shares used in computing earnings per share - basic and diluted	9,430,225	9,689,085	9,430,241	9,647,854
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. Since we do not yet have a final valuation of the assets that we acquired and the liabilities that we assumed, the unaudited pro forma financial information does not include adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the $10.0 million line-of-credit facility (see Note 7) and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average number of common shares outstanding includes the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$22,191		$7,945	$—	$30,136	$18,673		$8,662	$—	$27,335
Sales of food and merchandise	4,823		6,182	—	11,005	4,498		6,662	—	11,160
Service revenues	25,686		4	—	25,690	21,501		—	—	21,501
Other revenues	4,331		184	171	4,686	3,502		9	185	3,696
	$57,031		$14,315	$171	$71,517	$48,174		$15,333	$185	$63,692

Recognized at a point in time	$56,577		$14,274	$127	$70,978	$47,722		$15,332	$185	$63,239
Recognized over time	454	*	41	44	539	452	*	1	—	453
	$57,031		$14,315	$171	$71,517	$48,174		$15,333	$185	$63,692

	Six Months Ended March 31, 2023					Six Months Ended March 31, 2022
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$44,289		$15,497	$—	$59,786	$36,840		$16,926	$—	$53,766
Sales of food and merchandise	9,417		11,935	—	21,352	9,087		12,967	—	22,054
Service revenues	51,219		34	—	51,253	42,185		192	—	42,377
Other revenues	8,431		280	383	9,094	6,843		19	469	7,331
	$113,356		$27,746	$383	$141,485	$94,955		$30,104	$469	$125,528

Recognized at a point in time	$112,495		$27,702	$338	$140,535	$94,066		$30,102	$468	$124,636
Recognized over time	861	*	44	45	950	889	*	2	1	892
	$113,356		$27,746	$383	$141,485	$94,955		$30,104	$469	$125,528
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2022	Net Consideration Received (Refunded)	Recognized in Revenue	Balance at March 31, 2023
Ad revenue	$82	$284	$(239)	$127
Expo revenue	8	405	—	413
Franchise fees and other	144	(12)	(44)	88
	$234	$677	$(283)	$628

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 6), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.
6. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	March 31, 2023	September 30, 2022
Credit card receivables	$2,768	$2,687
Income tax refundable	1,773	2,979
ATM in-transit	1,006	819
Other (net of allowance for doubtful accounts of $85 and $30, respectively)	1,208	2,025
Total accounts receivable, net	$6,755	$8,510
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2023	September 30, 2022
Prepaid insurance	$4,960	$191
Prepaid legal	32	61
Prepaid taxes and licenses	689	391
Prepaid rent	150	296
Other	1,039	560
Total prepaid expenses and other current assets	$6,870	$1,499
A reconciliation of goodwill as of March 31, 2023 and September 30, 2022, which is substantially all in Nightclubs segment, is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2022	$88,921	$21,154	$67,767
Acquisitions (see Note 4)	16,946	—	16,946
Impairment	—	662	(662)
Balance at March 31, 2023	$105,867	$21,816	$84,051

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of intangible assets, net are as follows (in thousands):

	March 31, 2023	September 30, 2022
Indefinite-lived:
Licenses	$105,142	$103,972
Trademarks	24,659	13,119
Domain names	23	23

Definite-lived:
Licenses	24,780	25,962
Leases acquired in-place	231	117
Noncompete agreements	25	55
Favorable leases	853	78
Software	618	723
Total intangible assets, net	$156,331	$144,049
The components of accrued liabilities are as follows (in thousands):

	March 31, 2023	September 30, 2022
Insurance	$4,694	$30
Sales and liquor taxes	2,400	2,227
Payroll and related costs	4,171	3,186
Property taxes	1,813	2,618
Interest	698	499
Patron tax	464	467
Unearned revenues	628	234
Lawsuit settlement	3,109	246
Other	2,981	1,821
Total accrued liabilities	$20,958	$11,328

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Taxes and permits	$2,739	$2,361	$5,423	$4,597
Advertising and marketing	2,731	2,248	5,401	4,631
Supplies and services	2,657	2,175	5,081	4,155
Insurance	2,238	2,481	4,820	4,876
Legal	1,296	898	2,281	1,958
Lease	1,765	1,572	3,527	3,212
Charge card fees	1,683	1,466	3,580	2,797
Utilities	1,353	1,108	2,624	2,043
Security	1,308	1,050	2,472	2,137
Stock-based compensation	706	—	1,647	—
Accounting and professional fees	657	622	2,175	1,968
Repairs and maintenance	1,207	903	2,371	1,628
Other	1,686	1,553	3,356	2,921
Total selling, general and administrative expenses	$22,026	$18,437	$44,758	$36,923
The components of other charges (gains), net are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Impairment of assets	$662	$—	$662	$—
Settlement of lawsuits	3,120	385	3,120	577
Loss (gain) on disposal of businesses and assets	3	(58)	(587)	(400)
Gain on insurance	(27)	(320)	(91)	(321)
Other charges (gains), net	$3,758	$7	$3,104	$(144)
7. Debt
On October 10, 2022, in relation to a real estate purchase (see Note 4), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note is secured by the purchased real estate property.
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
On March 9, 2023, the Company closed a $10.0 million line-of-credit facility with a lender bank evidenced by a revolving promissory note, with an initial draw of $10.0 million at closing. The facility has an initial term of 24 months with a variable interest rate equal to the Wall Street Journal prime rate plus 1%. On such date that the principal balance is repaid to an amount less than $5.0 million, the facility's revolver feature is activated where the Company may draw from the remaining availability up to a maximum of $5.0 million. The Company shall also pay a non-usage fee of 0.5% based on the amount by which the average outstanding balance for the prior twelve months was less than $3.0 million or the amount by which the total aggregate advances during the prior twelve months totaled less than $3.0 million. The Company paid $115,000 in debt issuance costs, which is recorded as deferred charges to be amortized on a straight-line basis over 24 months. There are certain financial covenants with which the Company is to be in compliance related to this loan, including a compensating balance requirement of $3.0 million and a minimum tangible net worth requirement of $20.0 million.
On March 16, 2023, in relation to the acquisition of five clubs with associated real estate, automated teller machines, and intellectual property (see Note 4), the Company executed nine secured promissory notes with a total principal amount of $25.5 million. Each of the nine promissory notes have an interest rate of 7% per annum with a term of 10 years, payable in arrears in 120 equal monthly payments of principal and interest amounting to $296,077 per month in the aggregate. The holder of the $5.0 million promissory note related to the real estate properties may call due from the Company a principal payment of $1.0 million once in every calendar year.
Future maturities of long-term debt as of March 31, 2023 are as follows: $21.6 million, $38.0 million, $16.8 million, $12.7 million, $19.6 million and $140.3 million for the twelve months ending March 31, 2023, 2024, 2025, 2026, 2027, and thereafter, respectively. Of the maturity schedule mentioned above, $3.8 million, $25.7 million, $4.8 million, $0, $6.1 million and $71.8 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $3.2 million and $3.4 million as of March 31, 2023 and September 30, 2022, respectively.
8. Stock-based Compensation
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan was approved by the shareholders during the annual stockholders' meeting on August 23, 2022. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options to each of six members of management subject to the approval of the 2022 Plan.
Stock-based compensation for the three and six months ended March 31, 2023, which is included in corporate segment selling, general and administrative expenses, amounted to $706,000 and $1.6 million, respectively. No stock-based compensation expense was recognized during the three and six months ended March 31, 2022. As of March 31, 2023, we had unrecognized compensation cost amounting to $5.4 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.9 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter,

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not exercised, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37 per share. No stock options were exercised during the three and six months ended March 31, 2023. As of March 31, 2023, 120,000 stock options were vested and exercisable.
For the three and six months ended March 31, 2023, we excluded 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. There were no stock options outstanding during the three and six months ended March 31, 2022. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
9. Income Taxes
Income tax expense was $2.1 million and $5.2 million during the three and six months ended March 31, 2023, respectively, compared to $3.4 million and $6.3 million during the three and six months ended March 31, 2022, respectively. The effective income tax expense rate was 21.8% and 22.4% for the three and six months ended March 31, 2023, respectively, compared to 23.4% and 22.6% for the three and six months ended March 31, 2022, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.9%	4.0%	2.9%
Permanent differences	0.6%	0.5%	0.5%	0.4%
Tax credits	(3.8)%	(3.1)%	(3.2)%	(2.6)%
Other	—%	2.1%	0.1%	0.8%
Total income tax expense	21.8%	23.4%	22.4%	22.6%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2019 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
10. Commitments and Contingencies
Legal Matters
Texas Patron Tax
A declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. On March 6, 2020, the U.S. District Court for the Western District of Texas, Austin Division, ruled that the Texas Patron Tax is unconstitutional as it has been applied and enforced by the Comptroller. The State of Texas appealed to the Fifth Circuit Court of Appeals, who affirmed that the Texas Patron Fee is unconstitutional as applied. The State of Texas next sought review from the Supreme Court, but the high court declined to take the case. The lawsuit was sent back to the trial court for post-trial proceedings, which resulted in the award of attorneys' fees to the operating subsidiaries. Pursuant to the rulings, the Texas Patron Fee is unconstitutional as applied to clubs featuring dancers using latex cover.

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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2023, we have 1 remaining unresolved claim out of the original 71 claims.
Shareholder Derivative Action

On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information and failure to maintain internal controls. These allegations are substantively similar to claims asserted in a prior securities class action that was settled in August of 2022 and a prior derivative action that was dismissed in June of 2021. Plaintiffs do not demand any specific amount of damages, which if awarded would be paid by the individual defendants to the Company. Plaintiffs also seek unspecified changes to the Company’s internal controls. On April 2, 2022, the Company and its current and former officers and directors named in the shareholder derivative complaint filed Motions to Dismiss. On March 31, 2023, the Court denied the Company’s motion, which was based on its rejections of the shareholders’ pre-litigation demands that the Company sue the individual defendants; granted the motion of two current individuals who were not members of the Company’s Board of Directors at the time of the alleged events at issue, Ms. Martin and Mr. Priaulx; and denied the motions of the remaining defendants. RCI intends to vigorously defend its position.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In March 2023, the New York State Department of Labor assessed a final judgment against one of our subsidiaries in a state unemployment tax matter for the years 2009-2022. The assessment of $2.8 million, which was recorded by the Company during the quarter ended March 31, 2023, was issued in final notice by the NY DOL after several appeals were denied by the Supreme Court of the State of New York, Appellate Division, Third Department.
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
Settlements of lawsuits for the three and six months ended March 31, 2023 amount to $3.1 million and $3.1 million, respectively, and for the three and six months ended March 31, 2022 amount to approximately $385,000 and $577,000, respectively. As of March 31, 2023 and September 30, 2022, the Company has accrued $3.1 million and $246,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues (from external customers)
Nightclubs	$57,031	$48,174	$113,356	$94,955
Bombshells	14,315	15,333	27,746	30,104
Other	171	185	383	469
	$71,517	$63,692	$141,485	$125,528

Income (loss) from operations
Nightclubs	$17,995	$19,126	$40,735	$37,862
Bombshells	1,775	3,468	3,622	6,270
Other	(168)	(34)	(353)	(77)
Corporate	(6,175)	(5,479)	(13,679)	(11,063)
	$13,427	$17,081	$30,325	$32,992

Depreciation and amortization
Nightclubs	$2,464	$2,206	$4,949	$3,753
Bombshells	931	454	1,389	883
Other	63	7	126	13
Corporate	302	210	603	422
	$3,760	$2,877	$7,067	$5,071

Capital expenditures
Nightclubs	$1,214	$1,662	$5,358	$10,890
Bombshells	5,508	1,901	13,827	2,205
Other	41	359	78	548
Corporate	1,574	218	1,627	347
	$8,337	$4,140	$20,890	$13,990

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2023	September 30, 2022
Total assets
Nightclubs	$503,697	$437,096
Bombshells	76,171	62,021
Other	2,751	2,635
Corporate	38,512	28,986
	$621,131	$530,738
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2023 amounting to $3.9 million and $31,000, respectively, and for the six months ended March 31, 2023 amounting to $7.6 million and $262,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2023 amounting to $78,000 and $115,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2022 amounting to $3.3 million and $31,000, and for the six months ended March 31, 2022 amounting to $6.5 million and $199,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2022 amounting to $53,000 and $122,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
As of March 31, 2023, we reclassified $9.4 million of goodwill from Corporate to Nightclubs and $4.7 million of prepaid insurance to $3.7 million in Nightclubs, $961,000 in Bombshells, and $29,000 in Other. As of September 30, 2022, we reclassified $9.0 million of goodwill from Corporate to Nightclubs to conform to current year presentation. See Note 1.
12. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2023 and September 30, 2022, was $119.1 million and $115.1 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $188,285 and $188,285 during the three and six months ended March 31, 2023, respectively, and $3,112 and $27,149 during the three and six months ended March 31, 2022, respectively. As of March 31, 2023 and September 30, 2022, we owed Nottingham Creations and Sherwood Forest $110,809 and $92,808, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2023 and 2022. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contractor were $18,000 and $64,000 for the three and six months ended March 31, 2023, respectively, and $3,809 and $3,809 for the three and six months ended March 31, 2022, respectively. Amounts billed directly to the Company were $379 and $379 for the three and six months ended March 31, 2023, respectively, and $3,704 and $84,700 for the three and six months ended March 31, 2022, respectively. As of March 31, 2023 and September 30, 2022, the Company owed TW Mechanical $0 and $9,338, respectively, in unpaid direct billings.
13. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and six months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense – fixed payments	$1,288	$1,136	$2,547	$2,267
Variable lease expense	359	233	786	567
Short-term and other lease expense (includes $63 and $58 recorded in advertising and marketing for the three months ended March 31, 2023 and 2022, respectively, and $127 and $130 for the six months ended March 31, 2023 and 2022, respectively; and $138 and $107 recorded in repairs and maintenance for the three months ended March 31, 2023 and 2022, respectively, and $265 and $190 for the six months ended March 31, 2023 and 2022, respectively; see Note 6)	319	368	586	698
Sublease income	—	(1)	—	(3)
Total lease expense, net	$1,966	$1,736	$3,919	$3,529

Other information:
Operating cash outflows from operating leases	$1,920	$1,690	$3,830	$3,439
Weighted average remaining lease term – operating leases			10.9 years	12.0 years
Weighted average discount rate – operating leases			5.7%	5.6%
Future maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2023 - March 2024	$2,951	$2,189	$5,140
April 2024 - March 2025	3,185	2,016	5,201
April 2025 - March 2026	3,460	1,829	5,289
April 2026 - March 2027	3,665	1,626	5,291
April 2027 - March 2028	3,303	1,423	4,726
Thereafter	22,816	5,313	28,129
	$39,380	$14,396	$53,776

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
Through our subsidiaries, as of March 31, 2023, we operated a total of 71 establishments that offer live adult entertainment, including two that are under renovation/remodeling, and/or restaurant and bar operations, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
Toward the end of fiscal 2022 and continuing to the current fiscal year, geopolitical and macroeconomic events have impacted our operating results and cash flows by causing inflation on wages and other operating expenses. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected.
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
During the three and six months ended March 31, 2023, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's operating results are as follows:
Second Quarter 2023
•Total revenues were $71.5 million compared to $63.7 million during the comparable prior-year quarter, a 12.3% increase (Nightclubs revenue of $57.0 million compared to $48.2 million, a 18.4% increase; and Bombshells revenue of $14.3 million compared to $15.3 million, a 6.6% decrease)

•Consolidated same-store sales increased by 0.2% (Nightclubs increased by 3.7% while Bombshells decreased by 12.1%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.83 compared to $1.15 (non-GAAP diluted EPS* of $1.30 compared to $1.19) during the comparable prior-year quarter
•Net cash provided by operating activities of $16.8 million compared to $11.6 million during the comparable prior-year quarter, a 44.8% increase (free cash flow* of $14.8 million compared to $11.1 million, a 33.3% increase)
Year-to-Date 2023
•Total revenues were approximately $141.5 million compared to $125.5 million during the comparable prior-year year-to-date period, a 12.7% increase (Nightclubs revenue of $113.4 million compared to $95.0 million, a 19.4% increase; and Bombshells revenue of $27.7 million compared to $30.1 million, an 7.8% decrease)
•Consolidated same-store sales decreased by 1.2% (Nightclubs increased by 2.6% while Bombshells decreased by 13.0%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted EPS of $1.94 compared to $2.28 (non-GAAP diluted EPS of $2.50 compared to $2.29) during the comparable prior-year year-to-date period
•Net cash provided by operating activities of $31.7 million compared to $27.9 million during the comparable prior-year year-to-date period, a 13.7% increase (free cash flow* of $27.8 million compared to $26.3 million, a 5.5% increase)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues
Sales of alcoholic beverages	42.1%	42.9%	42.3%	42.8%
Sales of food and merchandise	15.4%	17.5%	15.1%	17.6%
Service revenues	35.9%	33.8%	36.2%	33.8%
Other	6.6%	5.8%	6.4%	5.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	17.8%	17.9%	18.0%	18.1%
Food and merchandise sold	34.0%	34.4%	34.3%	35.4%
Service and other	0.1%	0.1%	0.1%	0.2%
Total cost of goods sold (exclusive of items shown separately below)	12.7%	13.8%	12.8%	14.1%
Salaries and wages	27.2%	26.0%	26.9%	26.3%
Selling, general and administrative	30.8%	28.9%	31.6%	29.4%
Depreciation and amortization	5.3%	4.5%	5.0%	4.0%
Other charges (gains), net	5.3%	0.0%	2.2%	(0.1)%
Total operating expenses	81.2%	73.2%	78.6%	73.7%
Income from operations	18.8%	26.8%	21.4%	26.3%
Other income (expenses)
Interest expense	(5.1)%	(4.5)%	(5.2)%	(4.4)%
Interest income	0.1%	0.2%	0.1%	0.2%
Non-operating gains, net	—%	—%	—%	0.1%
Income before income taxes	13.8%	22.5%	16.4%	22.2%
Income tax expense	3.0%	5.3%	3.7%	5.0%
Net income	10.8%	17.2%	12.7%	17.2%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the second quarter increased by $7.8 million, or 12.3%, versus the comparable prior-year quarter due primarily to an 11.6% increase in sales from newly acquired clubs and new Bombshells openings. Consolidated revenues for the year-to-date period increased by $16.0 million, or 12.7%, compared to the prior-year year-to-date period mainly due to an increase in sales from newly acquired clubs and new Bombshells openings partially offset by the impact of consolidated same-store sales decline. Consolidated same-store sales increased by 0.2% for the quarter and decreased by 1.2% for the year-to-date period.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended March 31, 2023	Mix	Three Months Ended March 31, 2022	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$22,191	38.9%	$18,673	38.8%	$3,518	18.8%
Sales of food and merchandise	4,823	8.5%	4,498	9.3%	325	7.2%
Service revenues	25,686	45.0%	21,501	44.6%	4,185	19.5%
Other revenues	4,331	7.6%	3,502	7.3%	829	23.7%
	57,031	100.0%	48,174	100.0%	8,857	18.4%
Bombshells
Sales of alcoholic beverages	7,945	55.5%	8,662	56.5%	(717)	(8.3)%
Sales of food and merchandise	6,182	43.2%	6,662	43.4%	(480)	(7.2)%
Service revenues	4	0.0%	—	—%	4	100.0%
Other revenues	184	1.3%	9	0.1%	175	1944.4%
	14,315	100.0%	15,333	100.0%	(1,018)	(6.6)%
Other
Other revenues	171	100.0%	185	100.0%	(14)	(7.6)%
	$71,517		$63,692		$7,825	12.3%

	Six Months Ended March 31, 2023	Mix	Six Months Ended March 31, 2022	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$44,289	39.1%	$36,840	38.8%	$7,449	20.2%
Sales of food and merchandise	9,417	8.3%	9,087	9.6%	330	3.6%
Service revenues	51,219	45.2%	42,185	44.4%	9,034	21.4%
Other revenues	8,431	7.4%	6,843	7.2%	1,588	23.2%
	113,356	100.0%	94,955	100.0%	18,401	19.4%
Bombshells
Sales of alcoholic beverages	15,497	55.9%	16,926	56.2%	(1,429)	(8.4)%
Sales of food and merchandise	11,935	43.0%	12,967	43.1%	(1,032)	(8.0)%
Service revenues	34	0.1%	192	0.6%	(158)	(82.3)%
Other revenues	280	1.0%	19	0.1%	261	1373.7%
	27,746	100.0%	30,104	100.0%	(2,358)	(7.8)%
Other
Other revenues	383	100.0%	469	100.0%	(86)	(18.3)%
	$141,485		$125,528		$15,957	12.7%
Nightclubs revenues increased by 18.4% for the quarter ended March 31, 2023 compared to the prior-year quarter primarily due to the contribution of newly acquired clubs and the impact of the increase in same-store sales. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 3.7%. Newly acquired and remodeled clubs contributed a sales increase of $6.9 million to the total Nightclubs revenue increase of $8.9 million. By type of revenue, service revenue increased by 19.5%, alcoholic beverage sales increased by 18.8%, and food, merchandise and other revenue increased by 14.4%.
Bombshells revenues decreased by 6.6%, of which 12.1% was for same-store sales decrease with the offsetting increase caused by one new location and revenue from franchising operations. By type of revenue, food and merchandise sales decreased by 7.2% while alcoholic beverage sales decreased by 8.3%. Management believes that the decrease in total Bombshells revenue was mainly from higher customer spending in the prior year caused by government stimulus money.

Operating Expenses
Total operating expenses, as a percent of revenues, increased to 81.2% from 73.2% from last year’s second quarter, with a $11.5 million increase, or 24.6%, which was mainly caused by costs and expenses directly related to higher sales in the current-year quarter, and stock-based compensation, amortization of SOB licenses, settlement of lawsuits and impairment of goodwill in the current quarter. Compared to last year's six-month period, the current six-month period total operating expenses as a percent of revenues increased to 78.6% from 73.7%, with a $18.6 million increase, or 20.1%, due to the same reasons cited above. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the second quarter increased by $358,000, or 4.1%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 12.7% from 13.8% mainly due to the sales mix increase in service revenue. Service revenue has the highest margin while food and merchandise have the lowest. Nightclubs cost of goods sold increased to 10.4% from 10.8%, while Bombshells cost of goods sold decreased to 22.2% from 23.0%.
Cost of goods sold for the six months increased by $476,000, or 2.7%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 12.8% from 14.1% mainly due to the sales mix increase in service revenue. Service revenue has the highest margin while food and merchandise have the lowest. Nightclubs cost of goods sold decreased to 10.4% from 11.0%, while Bombshells cost of goods sold decreased to 22.6% from 23.7%.
Salaries and wages. Salaries and wages increased by $2.9 million, or 17.5%, for the second quarter due to increase in personnel from newly acquired clubs and new Bombshells openings, work shifts to accommodate the increase in sales, and the impact of minimum wage increases in certain states and cities. As a percent of total revenues, salaries and wages increased to 27.2% from 26.0% due to wage inflation. Nightclubs increased to 21.4% from 20.4% and Bombshells increased to 26.0% from 23.3%, while corporate was flat at 4.7%.
For the six-month period, salaries and wages increased by $5.1 million, or 15.3%. As a percent of total revenues, consolidated salaries and wages increased to 26.9% from 26.3%. Nightclubs increased to 21.1% from 20.4%, Bombshells increased to 26.3% from 24.0%, and corporate decreased to 4.7% from 4.9%.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.6 million, or 19.5%, primarily due to increased variable expenses related to higher sales during the current-year quarter and stock-based compensation. On a year-to-date period, selling, general and administrative expenses increased by $7.8 million, or 21.2%, due to the same reasons cited above. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$2,739	3.8%	$2,361	3.7%	$(378)	(16.0)%
Advertising and marketing	2,731	3.8%	2,248	3.5%	(483)	(21.5)%
Supplies and services	2,657	3.7%	2,175	3.4%	(482)	(22.2)%
Insurance	2,238	3.1%	2,481	3.9%	243	9.8%
Legal	1,296	1.8%	898	1.4%	(398)	(44.3)%
Lease	1,765	2.5%	1,572	2.5%	(193)	(12.3)%
Charge card fees	1,683	2.4%	1,466	2.3%	(217)	(14.8)%
Utilities	1,353	1.9%	1,108	1.7%	(245)	(22.1)%
Security	1,308	1.8%	1,050	1.6%	(258)	(24.6)%
Stock-based compensation	706	1.0%	—	—%	(706)	(100.0)%
Accounting and professional fees	657	0.9%	622	1.0%	(35)	(5.6)%
Repairs and maintenance	1,207	1.7%	903	1.4%	(304)	(33.7)%
Other	1,686	2.4%	1,553	2.4%	(133)	(8.6)%
Total selling, general and administrative expenses	$22,026	30.8%	$18,437	28.9%	$(3,589)	(19.5)%

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$5,423	3.8%	$4,597	3.7%	$(826)	(18.0)%
Advertising and marketing	5,401	3.8%	4,631	3.7%	(770)	(16.6)%
Supplies and services	5,081	3.6%	4,155	3.3%	(926)	(22.3)%
Insurance	4,820	3.4%	4,876	3.9%	56	1.1%
Legal	2,281	1.6%	1,958	1.6%	(323)	(16.5)%
Lease	3,527	2.5%	3,212	2.6%	(315)	(9.8)%
Charge card fees	3,580	2.5%	2,797	2.2%	(783)	(28.0)%
Utilities	2,624	1.9%	2,043	1.6%	(581)	(28.4)%
Security	2,472	1.7%	2,137	1.7%	(335)	(15.7)%
Stock-based compensation	1,647	1.2%	—	—%	(1,647)	(100.0)%
Accounting and professional fees	2,175	1.5%	1,968	1.6%	(207)	(10.5)%
Repairs and maintenance	2,371	1.7%	1,628	1.3%	(743)	(45.6)%
Other	3,356	2.4%	2,921	2.3%	(435)	(14.9)%
Total selling, general and administrative expenses	$44,758	31.6%	$36,923	29.4%	$(7,835)	(21.2)%
Depreciation and amortization. Depreciation and amortization increased by $883,000, or 30.7%, during the second quarter and increased by $2.0 million, or 39.4%, during the year-to-date period due to the amortization of SOB licenses from leased clubs.
Other charges (gains), net. Other gains, net for both the second quarter and the year-to-date period increased due to settlement of lawsuits and impairment of goodwill recognized in the current second quarter.
Income (Loss) from Operations
For the three months ended March 31, 2023 and 2022, our consolidated operating margin was 18.8% and 26.8%, respectively, while for the six months ended March 31, 2023 and 2022, our consolidated operating margin was 21.4% and 26.3%, respectively. The main drivers for the decreases in operating margin are stock-based compensation, amortization of SOB licenses, settlement of lawsuits, and impairment of goodwill, which are only present in the current year partially offset by fixed expenses leveraged from higher sales.
Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Nightclubs	$17,995	$19,126	$40,735	$37,862
Bombshells	1,775	3,468	3,622	6,270
Other	(168)	(34)	(353)	(77)
Corporate	(6,175)	(5,479)	(13,679)	(11,063)
	$13,427	$17,081	$30,325	$32,992
Nightclubs operating margin was 31.6% and 39.7% for the three months ended March 31, 2023 and 2022, respectively, while operating margin for Bombshells was 12.4% and 22.6%, respectively. Nightclubs operating margin was 35.9% and 39.9% for the six months ended March 31, 2023 and 2022, respectively, while operating margin for Bombshells was 13.1% and 20.8%, respectively. Nightclubs operating margin decreased due to settlement of lawsuits, amortization of SOB licenses, and impairment of goodwill partially offset by fixed expenses leveraged from higher sales. The decrease in Bombshells operating margin was mainly due to fixed expenses deleveraged from lower sales.

Excluding certain items, second quarter non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 34.

	For the Three Months Ended March 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$17,995	$1,775	$(168)	$(6,175)	$13,427
Amortization of intangibles	628	417	60	4	1,109
Settlement of lawsuits	3,117	3	—	—	3,120
Impairment of assets	662	—	—	—	662
Loss (gain) on sale of businesses and assets	(12)	16	—	(1)	3
Gain on insurance	—	—	—	(27)	(27)
Stock-based compensation	—	—	—	706	706
Non-GAAP operating income (loss)	$22,390	$2,211	$(108)	$(5,493)	$19,000

GAAP operating margin	31.6%	12.4%	(98.2)%	(8.6)%	18.8%
Non-GAAP operating margin	39.3%	15.4%	(63.2)%	(7.7)%	26.6%

	For the Three Months Ended March 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$19,126	$3,468	$(34)	$(5,479)	$17,081
Amortization of intangibles	47	1	—	1	49
Settlement of lawsuits	277	—	—	108	385
Loss (gain) on sale of businesses and assets	(125)	4	—	63	(58)
Gain on insurance	(320)	—	—	—	(320)
Non-GAAP operating income (loss)	$19,005	$3,473	$(34)	$(5,307)	$17,137

GAAP operating margin	39.7%	22.6%	(18.4)%	(8.6)%	26.8%
Non-GAAP operating margin	39.5%	22.7%	(18.4)%	(8.3)%	26.9%

Excluding certain items, year-to-date period non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	For the Six Months Ended March 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$40,735	$3,622	$(353)	$(13,679)	$30,325
Amortization of intangibles	1,256	419	121	8	1,804
Settlement of lawsuits	3,117	3	—	—	3,120
Impairment of assets	662	—	—	—	662
Loss (gain) on sale of businesses and assets	(581)	16	—	(22)	(587)
Gain on insurance	(48)	—	—	(43)	(91)
Stock-based compensation	—	—	—	1,647	1,647
Non-GAAP operating income (loss)	$45,141	$4,060	$(232)	$(12,089)	$36,880

GAAP operating margin	35.9%	13.1%	(92.2)%	(9.7)%	21.4%
Non-GAAP operating margin	39.8%	14.6%	(60.6)%	(8.5)%	26.1%

	For the Six Months Ended March 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$37,862	$6,270	$(77)	$(11,063)	$32,992
Amortization of intangibles	94	4	—	1	99
Settlement of lawsuits	454	10	—	113	577
Loss (gain) on sale of businesses and assets	(80)	17	—	(337)	(400)
Gain on insurance	(321)	—	—	—	(321)
Non-GAAP operating income (loss)	$38,009	$6,301	$(77)	$(11,286)	$32,947

GAAP operating margin	39.9%	20.8%	(16.4)%	(8.8)%	26.3%
Non-GAAP operating margin	40.0%	20.9%	(16.4)%	(9.0)%	26.2%
Other Income/Expenses
Interest expense for the second quarter increased by $813,000, or 28.4%, primarily caused by a higher average debt balance mostly from seller-financed promissory notes from this and last years' acquisitions. For the six-month period, interest expense increased by $1.9 million, or 34.7%.
Our total occupancy costs for the second quarter, defined as the sum of operating lease expense and interest expense, were $5.4 million and $4.4 million for the quarters ended March 31, 2023 and 2022, respectively. As a percentage of revenue, total occupancy costs were 7.6% and 7.0% during the quarters ended March 31, 2023 and 2022, respectively, primarily due to the interest from higher average debt balance. For the year-to-date period, total occupancy costs amounted to $10.9 million and $8.7 million, respectively, with a percent of revenue of 7.7% and 6.9%, respectively.
Income Taxes
Income tax expense was $2.1 million and $3.4 million during the three months ended March 31, 2023 and 2022, respectively, and $5.2 million and $6.3 million during the six months ended March 31, 2023 and 2022, respectively. The effective income tax expense rate was 21.8% and 23.4% for the three months ended March 31, 2023 and 2022, respectively, while for the six months ended March 2023 and 2023, 22.4% and 22.6%, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.9%	4.0%	2.9%
Permanent differences	0.6%	0.5%	0.5%	0.4%
Tax credit	(3.8)%	(3.1)%	(3.2)%	(2.6)%
Other	—%	2.1%	0.1%	0.8%
Total income tax expense	21.8%	23.4%	22.4%	22.6%
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, and (f) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized gains or losses on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, (h) stock-based compensation, and (i) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.3% and 21.8% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2023 and 2022, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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

The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2023 and 2022 (in thousands, except per share, number of shares and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$7,732	$10,952	$17,970	$21,527
Income tax expense	2,147	3,356	5,178	6,289
Interest expense, net	3,587	2,752	7,183	5,250
Settlement of lawsuits	3,120	385	3,120	577
Impairment of assets	662	—	662	—
Loss (gain) on sale of businesses and assets	3	(58)	(587)	(400)
Gain on debt extinguishment	—	—	—	(85)
Unrealized loss on equity securities	—	—	—	1
Gain on insurance	(27)	(320)	(91)	(321)
Stock-based compensation	706	—	1,647	—
Depreciation and amortization	3,760	2,877	7,067	5,071
Adjusted EBITDA	$21,690	$19,944	$42,149	$37,909

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$7,732	$10,952	$17,970	$21,527
Amortization of intangibles	1,109	49	1,804	99
Settlement of lawsuits	3,120	385	3,120	577
Impairment of assets	662	—	662	—
Loss (gain) on sale of businesses and assets	3	(58)	(587)	(400)
Gain on debt extinguishment	—	—	—	(85)
Unrealized loss on equity securities	—	—	—	1
Gain on insurance	(27)	(320)	(91)	(321)
Stock-based compensation	706	—	1,647	—
Net income tax effect	(1,246)	291	(1,446)	253
Non-GAAP net income	$12,059	$11,299	$23,079	$21,651

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,265,781	9,489,085	9,247,824	9,447,854
GAAP diluted earnings per share	$0.83	$1.15	$1.94	$2.28
Amortization of intangibles	0.12	0.01	0.20	0.01
Settlement of lawsuits	0.34	0.04	0.34	0.06
Impairment of assets	0.07	—	0.07	—
Loss (gain) on sale of businesses and assets	0.00	(0.01)	(0.06)	(0.04)
Gain on debt extinguishment	—	—	—	(0.01)
Unrealized loss on equity securities	—	—	—	0.00
Gain on insurance	0.00	(0.03)	(0.01)	(0.03)
Stock-based compensation	0.08	—	0.18	—
Net income tax effect	(0.13)	0.03	(0.16)	0.03
Non-GAAP diluted earnings per share	$1.30	$1.19	$2.50	$2.29

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$13,427	$17,081	$30,325	$32,992
Amortization of intangibles	1,109	49	1,804	99
Settlement of lawsuits	3,120	385	3,120	577
Impairment of assets	662	—	662	—
Loss (gain) on sale of businesses and assets	3	(58)	(587)	(400)
Gain on insurance	(27)	(320)	(91)	(321)
Stock-based compensation	706	—	1,647	—
Non-GAAP operating income	$19,000	$17,137	$36,880	$32,947

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	18.8%	26.8%	21.4%	26.3%
Amortization of intangibles	1.6%	0.1%	1.3%	0.1%
Settlement of lawsuits	4.4%	0.6%	2.2%	0.5%
Impairment of assets	0.9%	—%	0.5%	—%
Loss (gain) on sale of businesses and assets	0.0%	(0.1)%	(0.4)%	(0.3)%
Gain on insurance	0.0%	(0.5)%	(0.1)%	(0.3)%
Stock-based compensation	1.0%	—%	1.2%	—%
Non-GAAP operating margin	26.6%	26.9%	26.1%	26.2%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At March 31, 2023, our cash and cash equivalents were approximately $22.8 million compared to $36.0 million at September 30, 2022. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2023, we had negative working capital of $11.4 million compared to working capital of $18.6 million as of September 30, 2022, excluding net assets held for sale amounting to $0 and $1.0 million as of March 31, 2023 and September 30, 2022, respectively. The negative working capital at March 31, 2023 was caused by borrowings, of which a large portion have current maturities, and which were used to fund business acquisitions.
Since the pandemic hard hit fiscal 2020, we have since recovered and have seen a more normal stream of operations in 2021 and 2022. Toward the end of fiscal 2022 and continuing to the current fiscal year, geopolitical and macroeconomic events have impacted our operating results and cash flows by causing inflation on wages and other operating expenses. In the event global inflation leads to a major economic downturn, our business operations and cash flow could be significantly affected. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
We have not recently raised capital through the issuance of equity securities although we have used equity recently in our acquisitions. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity, but we are monitoring our total debt service cost as interest rates continue to increase. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable, but there can be no assurance that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs, and restaurants/sports bars.
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months Ended March 31,
	2023	2022
Operating activities	$31,684	$27,861
Investing activities	(48,076)	(49,815)
Financing activities	3,196	24,335
Net increase (decrease) in cash and cash equivalents	$(13,196)	$2,381
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months Ended March 31,
	2023	2022
Net income	$17,964	$21,537
Depreciation and amortization	7,067	5,071
Impairment of assets	662	—
Stock-based compensation	1,647	—
Gain on debt extinguishment	—	(83)
Net change in operating assets and liabilities	3,370	937
Other	974	399
Net cash provided by operating activities	$31,684	$27,861
Net cash provided by operating activities increased from year to year primarily due to higher sales and higher income tax refund, partially offset by higher interest expense and income taxes paid.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2023	2022
Payments for property and equipment and intangible assets	$(20,890)	$(13,990)
Acquisition of businesses	(30,200)	(39,302)
Proceeds from sale of businesses and assets	2,810	2,910
Proceeds from insurance	91	485
Proceeds from notes receivable	113	82
Net cash used in investing activities	$(48,076)	$(49,815)
Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2023 and 2022 (in thousands):

	For the Six Months Ended March 31,
	2023	2022
New facilities, equipment, and intangible assets	$17,005	$12,474
Maintenance capital expenditures	3,885	1,516
Total capital expenditures	$20,890	$13,990
The capital expenditures during the six months ended March 31, 2023 and 2022 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Six Months Ended March 31,
	2023	2022
Proceeds from debt obligations	$11,595	$35,742
Payments on debt obligations	(6,481)	(7,290)
Purchase of treasury stock	(98)	(2,845)
Payment of dividends	(1,015)	(854)
Payment of loan origination costs	(205)	(418)
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by financing activities	$3,196	$24,335
We purchased 1,500 shares of our common stock at an average price of $65.02 during the six months ended March 31, 2023, while we purchased 45,643 shares of our common stock at an average price of $62.33 during the six months ended March 31, 2022. As of March 31, 2023, we have approximately $18.8 million authorization remaining to purchase additional shares.
Prior to the second quarter of fiscal 2022, we have been paying $0.04 per share in quarterly dividends. From the second quarter of fiscal 2022 until the current quarter, we have paid $0.05 per share, and in the second quarter of fiscal 2023 we paid $0.06 per share in quarterly dividends.
See Note 7 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations. We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the six months ended March 31, 2023 and 2022.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Six Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$31,684	$27,861
Less: Maintenance capital expenditures	3,885	1,516
Free cash flow	$27,799	$26,345
Our free cash flow for the six-month period increased by 5.5% compared to the comparable prior-year period primarily due to higher sales and higher income tax refund, partially offset by higher interest expense, income taxes paid and higher maintenance capital expenditures from renovations and remodeling of several of our clubs.
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
The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Sales of alcoholic beverages	$59,786	11.2%	$53,766	42.9%	$37,633
Sales of food and merchandise	21,352	(3.2)%	22,054	21.5%	18,147
Service revenues	51,253	20.9%	42,377	96.5%	21,562
Other	9,094	24.0%	7,331	43.3%	5,115
Total revenues	$141,485	12.7%	$125,528	52.2%	$82,457
Net income attributable to RCIHH common stockholders	$17,970	(16.5)%	$21,527	36.8%	$15,734
Net cash provided by operating activities	$31,684	13.7%	$27,861	61.6%	$17,246
Adjusted EBITDA*	$42,149	11.2%	$37,909	70.2%	$22,273
Free cash flow*	$27,799	5.5%	$26,345	79.8%	$14,655
Debt (end of period)	$245,767	38.0%	$178,080	34.5%	$132,412
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
All twelve of the existing Bombshells as of March 31, 2023 were located in Texas, including the former franchisee location that we acquired in February 2023 (see Note 4 to our unaudited condensed consolidated financial statements). Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2023, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2022.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2023. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. As of May 5, 2023, we have approximately $18.8 million remaining to purchase additional shares.

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

RCI HOSPITALITY HOLDINGS, INC.

Date: May 10, 2023	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 10, 2023	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer