Form 10-Q
period 2023-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2023-08-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, 9,419,785 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where we operate, (iii) the success or lack thereof in launching and building our businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) the impact of the COVID-19 pandemic, and (vii) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,584	$35,980
Accounts receivable, net	7,433	8,510
Current portion of notes receivable	244	230
Inventories	4,571	3,893
Prepaid expenses and other current assets	5,028	1,499
Assets held for sale	—	1,049
Total current assets	40,860	51,161
Property and equipment, net	277,530	224,615
Operating lease right-of-use assets, net	35,683	37,048
Notes receivable, net of current portion	4,507	4,691
Goodwill	78,684	67,767
Intangibles, net	181,262	144,049
Other assets	1,581	1,407
Total assets	$620,107	$530,738

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,762	$5,482
Accrued liabilities	17,732	11,328
Current portion of debt obligations, net	23,824	11,896
Current portion of operating lease liabilities	2,923	2,795
Total current liabilities	52,241	31,501
Deferred tax liability, net	30,146	30,562
Debt, net of current portion and debt discount and issuance costs	219,999	190,567
Operating lease liabilities, net of current portion	35,941	36,001
Other long-term liabilities	355	349
Total liabilities	338,682	288,980

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,430,225 and 9,231,725 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	94	92
Additional paid-in capital	82,091	67,227
Retained earnings	199,425	173,950
Total RCIHH stockholders’ equity	281,610	241,269
Noncontrolling interests	(185)	489
Total equity	281,425	241,758
Total liabilities and equity	$620,107	$530,738
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues
Sales of alcoholic beverages	$34,151	$29,738	$93,937	$83,504
Sales of food and merchandise	11,405	11,574	32,757	33,628
Service revenues	26,663	25,444	77,916	67,821
Other	4,836	3,958	13,930	11,289
Total revenues	77,055	70,714	218,540	196,242
Operating expenses
Cost of goods sold
Alcoholic beverages sold	6,397	5,177	17,136	14,907
Food and merchandise sold	4,106	3,959	11,429	11,756
Service and other	26	46	91	170
Total cost of goods sold (exclusive of items shown separately below)	10,529	9,182	28,656	26,833
Salaries and wages	20,578	17,387	58,682	50,422
Selling, general and administrative	23,803	19,572	68,561	56,495
Depreciation and amortization	4,041	2,565	11,108	7,636
Other charges, net	2,589	1,501	5,693	1,357
Total operating expenses	61,540	50,207	172,700	142,743
Income from operations	15,515	20,507	45,840	53,499
Other income (expenses)
Interest expense	(4,316)	(3,028)	(11,680)	(8,496)
Interest income	87	103	268	321
Non-operating gains, net	—	127	—	211
Income before income taxes	11,286	17,709	34,428	45,535
Income tax expense	2,269	3,767	7,447	10,056
Net income	9,017	13,942	26,981	35,479
Net loss (income) attributable to noncontrolling interests	68	(40)	74	(50)
Net income attributable to RCIHH common stockholders	$9,085	$13,902	$27,055	$35,429

Earnings per share
Basic and diluted	$0.96	$1.48	$2.91	$3.76

Weighted average shares used in computing earnings per share
Basic and diluted	9,430,225	9,389,675	9,308,624	9,428,461

Dividends per share	$0.06	$0.05	$0.17	$0.14
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	92	68,070	183,726	—	—	(78)	251,810
Issuance of common shares for business combination	200,000	2	16,306	—	—	—	—	16,308
Payment of dividends	—	—	—	(553)	—	—	—	(553)
Stock-based compensation	—	—	706	—	—	—	—	706
Net income (loss)	—	—	—	7,732	—	—	(39)	7,693
Balance at March 31, 2023	9,430,225	94	85,082	190,905	—	—	(117)	275,964
Adjustment in fair value of common shares issued for business combination	—	—	(3,461)	—	—	—	—	(3,461)
Payment of dividends	—	—	—	(565)	—	—	—	(565)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income (loss)	—	—	—	9,085	—	—	(68)	9,017
Balance at June 30, 2023	9,430,225	$94	$82,091	$199,425	—	$—	$(185)	$281,425

Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares for business combination	500,000	5	30,357	—	—	—	—	30,362
Payment of dividends	—	—	—	(380)	—	—	—	(380)
Net income (loss)	—	—	—	10,575	—	—	(11)	10,564
Balance at December 31, 2021	9,499,910	95	80,397	139,888	—	—	(611)	219,769
Purchase of treasury shares	—	—	—	—	(45,643)	(2,845)	—	(2,845)
Canceled treasury shares	(45,643)	(1)	(2,844)	—	45,643	2,845	—	—
Payment of dividends	—	—	—	(474)	—	—	—	(474)
Net income	—	—	—	10,952	—	—	21	10,973
Balance at March 31, 2022	9,454,267	94	77,553	150,366	—	—	(590)	227,423
Purchase of treasury shares	—	—	—	—	(168,069)	(9,212)	—	(9,212)
Canceled treasury shares	(168,069)	(1)	(9,211)	—	168,069	9,212	—	—
Payment of dividends	—	—	—	(468)	—	—	—	(468)
Net income	—	—	—	13,902	—	—	40	13,942
Balance at June 30, 2022	9,286,198	$93	$68,342	$163,800	—	$—	$(550)	$231,685
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,981	$35,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,108	7,636
Impairment of assets	3,293	1,722
Deferred income tax benefit	(790)	(409)
Stock-based compensation	2,117	—
Gain on sale of businesses and assets	(872)	(1,282)
Unrealized loss on equity securities	—	1
Amortization of debt discount and issuance costs	453	199
Gain on debt extinguishment	—	(83)
Noncash lease expense	2,226	1,725
Gain on insurance	(91)	(408)
Doubtful accounts expense on notes receivable	—	753
Changes in operating assets and liabilities:
Accounts receivable	1,480	3,411
Inventories	79	(492)
Prepaid expenses, other current and other assets	(3,602)	(3,271)
Accounts payable, accrued and other liabilities	4,622	1,773
Net cash provided by operating activities	47,004	46,754
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	2,811	4,611
Proceeds from insurance	91	515
Proceeds from notes receivable	170	127
Payments for property and equipment and intangible assets	(29,919)	(17,173)
Acquisition of businesses, net of cash acquired	(30,200)	(44,302)
Net cash used in investing activities	(57,047)	(56,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $0 and $650, respectively	11,595	35,820
Payments on debt obligations	(11,431)	(10,714)
Purchase of treasury stock	(98)	(12,057)
Payment of dividends	(1,580)	(1,322)
Payment of loan origination costs	(239)	(445)
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by (used in) financing activities	(2,353)	11,282
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,396)	1,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,980	35,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,584	$37,500

CASH PAID DURING PERIOD FOR:
Interest	$11,070	$7,915
Income taxes	$8,931	$8,990

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$32,405	$33,200
Debt incurred in connection with purchase of property and equipment	$8,476	$4,820
Note receivable from sale of property	$—	$2,700
Issuance of shares of common stock for acquisition of businesses:
Number of shares	200,000	500,000
Fair value	$12,847	$30,362
Adjustment to operating lease right-of-use assets related to new and renewed leases	$1,864	$21,247
Adjustment to operating lease liabilities related to new and renewed leases	$2,163	$21,247
Unpaid liabilities on capital expenditures	$2,758	$1,325
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2022 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
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
Toward the end of fiscal 2022 and continuing to the current fiscal year, geopolitical and macroeconomic events have impacted our operating results and cash flows by causing inflation on wages and other operating expenses. In the event global inflation leads to a major economic downturn, our business operations and cash flows could be significantly affected.
4. Acquisitions and Dispositions
Lubbock Property
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.2 million in cash at closing and obtained bank financing for the $2.3 million remainder (see Note 7). The site includes extra land that will be listed for sale once the Bombshells unit is completed.
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
In connection with this acquisition, we incurred approximately $0 and $23,000 in acquisition-related expenses during the three and nine months ended June 30, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. From the date of acquisition until June 30, 2023, the club contributed revenues of $580,000 and $1.5 million and income from operations of $93,000 and $253,000 during the three and nine months ended June 30, 2023, respectively, which are included in our unaudited condensed consolidated statements of income. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Aurora CO Property
On November 8, 2022, the Company purchased real estate in Aurora, Colorado amounting to $850,000 in cash for a future Bombshells location.
Central City CO Casino Properties
On December 5, 2022, the Company purchased real estate in Central City, Colorado amounting to $2.5 million in cash for the development of a Rick's Cabaret Steakhouse and Casino business.
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
Grange Food Hall
On December 20, 2022, the Company purchased a food hall property in Greenwood Village, Colorado for $5.3 million, including direct transaction costs and net of certain accrued taxes amounting to $102,000. The purchase price was paid $1.9 million in cash at closing and $3.3 million under a 6.67% five-year promissory note (see Note 7). The Company allocated $2.1 million to land, $2.6 million to building improvements, $98,000 to furniture, fixtures and equipment, and $565,000 to in-place leases based on their relative fair values.
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
Baby Dolls-Chicas Locas
On March 16, 2023, the Company and certain of its subsidiaries completed the acquisition of five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total agreed acquisition price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in 10-year 7% seller financing promissory notes, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The five clubs, which are all located in Texas, were purchased through four different asset purchase agreements and one stock purchase agreement, under each of which a newly formed wholly-owned subsidiary of the Company acquired from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets. The fair value of the common stock consideration was

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
discounted due to lack of marketability during the lock-up period. The cash consideration at closing was partially funded by the $10.0 million line of credit secured by the Company on March 9, 2023 (see Note 7).
The preliminary fair value of the consideration transferred is as follows:

Cash	$25,000
Notes payable	25,500
Common stock	12,847
Total consideration fair value	$63,347
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclub reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending completion of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill is estimated at $9.9 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. This acquisition also gives the Company a bigger market share in the Hispanic demographic in the Texas metropolitan areas. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $9.9 million of the recognized goodwill will be deductible for tax purposes.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of March 16, 2023:

Current assets	$632
Property and equipment	16,570
Licenses	27,440
Tradename	9,484
Accounts payable	(632)
Total net assets acquired	53,494
Goodwill	9,853
Acquisition price fair value	$63,347
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
In connection with this acquisition, we incurred approximately $0 and $292,000 in acquisition-related expenses during the three and nine months ended June 30, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. From the date of acquisition until June 30, 2023, the clubs contributed revenues of $7.0 million and $8.2 million and income from operations of $2.0 million and $2.4 million during the three and nine months ended June 30, 2023, respectively, which are included in our unaudited condensed consolidated statements of income.
The following table presents the unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amount and number of shares):

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Pro forma revenues	$77,055	$76,733	$231,479	$213,762
Pro forma net income attributable to RCIHH common stockholders	$9,085	$15,824	$26,129	$40,503
Pro forma earnings per share - basic and diluted	$0.96	$1.65	$2.77	$4.21

Pro forma weighted average shares used in computing earnings per share - basic and diluted	9,430,225	9,589,675	9,430,236	9,628,461
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. Since the acquired clubs have been integrated with the Company for the entire three months ended June 30, 2023, the results presented for the said period are historical and not pro forma. Since we do not yet have a final valuation of the assets that we acquired and the liabilities that we assumed, the unaudited pro forma financial information only includes preliminary adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the $10.0 million line-of-credit facility (see Note 7) and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average number of common shares outstanding includes the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition.
Arapahoe Street, Denver CO Property
On June 20, 2023, the Company purchased a restaurant parcel located in a condominium building in Denver, Colorado amounting to $4.6 million for a future Bombshells location. The purchase price was paid $1.7 million in cash and $2.9 million under a 7.12% five-year promissory note (see Note 7).
Pearland Property Sale
On June 29, 2023, the Company sold a property with a carrying value of $1.1 million for $1.5 million in cash. The Company used $904,000 of the proceeds to pay off a loan related to the property.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 11), are shown below (in thousands):

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$26,144		$8,007	$—	$34,151	$21,061		$8,677	$—	$29,738
Sales of food and merchandise	5,288		6,117	—	11,405	4,639		6,935	—	11,574
Service revenues	26,497		166	—	26,663	25,287		157	—	25,444
Other revenues	4,520		107	209	4,836	3,697		20	241	3,958
	$62,449		$14,397	$209	$77,055	$54,684		$15,789	$241	$70,714

Recognized at a point in time	$61,986		$14,396	$209	$76,591	$54,320		$15,777	$241	$70,338
Recognized over time	463	*	1	—	464	364	*	12	—	376
	$62,449		$14,397	$209	$77,055	$54,684		$15,789	$241	$70,714

	Nine Months Ended June 30, 2023					Nine Months Ended June 30, 2022
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$70,433		$23,504	$—	$93,937	$57,901		$25,603	$—	$83,504
Sales of food and merchandise	14,705		18,052	—	32,757	13,726		19,902	—	33,628
Service revenues	77,716		200	—	77,916	67,472		349	—	67,821
Other revenues	12,951		387	592	13,930	10,540		39	710	11,289
	$175,805		$42,143	$592	$218,540	$149,639		$45,893	$710	$196,242

Recognized at a point in time	$174,481		$42,098	$547	$217,126	$148,386		$45,879	$709	$194,974
Recognized over time	1,324	*	45	45	1,414	1,253	*	14	1	1,268
	$175,805		$42,143	$592	$218,540	$149,639		$45,893	$710	$196,242
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2022	Net Consideration Received (Refunded)	Recognized in Revenue	Balance at June 30, 2023
Ad revenue	$82	$375	$(370)	$87
Expo revenue	8	456	—	464
Franchise fees and other	144	(25)	(46)	73
	$234	$806	$(416)	$624

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
6. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	June 30, 2023	September 30, 2022
Credit card receivables	$2,342	$2,687
Income tax refundable	2,040	2,979
ATM in-transit	891	819
Other (net of allowance for doubtful accounts of $55 and $30, respectively)	2,160	2,025
Total accounts receivable, net	$7,433	$8,510
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2023	September 30, 2022
Prepaid insurance	$2,746	$191
Prepaid legal	231	61
Prepaid taxes and licenses	727	391
Prepaid rent	401	296
Other	923	560
Total prepaid expenses and other current assets	$5,028	$1,499
A reconciliation of goodwill as of June 30, 2023 and September 30, 2022, which is substantially all in Nightclubs segment, is as follows (in thousands):

	Gross	Accumulated Impairment	Net
Balance at September 30, 2022	$88,921	$21,154	$67,767
Acquisitions (see Note 4)	12,769	—	12,769
Impairment	—	1,852	(1,852)
Balance at June 30, 2023	$101,690	$23,006	$78,684

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of intangible assets, net are as follows (in thousands):

	June 30, 2023	September 30, 2022
Indefinite-lived:
Licenses	$132,202	$103,972
Trademarks	22,943	13,119
Domain names	23	23

Definite-lived:
Licenses	24,187	25,962
Leases acquired in-place	157	117
Noncompete agreements	13	55
Favorable leases	828	78
Software	909	723
Total intangible assets, net	$181,262	$144,049
The components of accrued liabilities are as follows (in thousands):

	June 30, 2023	September 30, 2022
Insurance	$2,394	$30
Sales and liquor taxes	2,305	2,227
Payroll and related costs	4,032	3,186
Property taxes	2,081	2,618
Interest	656	499
Patron tax	600	467
Unearned revenues	624	234
Lawsuit settlement	1,903	246
Other	3,137	1,821
Total accrued liabilities	$17,732	$11,328

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Taxes and permits	$2,969	$2,418	$8,392	$7,015
Advertising and marketing	3,284	2,460	8,685	7,091
Supplies and services	2,865	2,068	7,946	6,223
Insurance	2,718	2,481	7,538	7,357
Legal	754	328	3,035	2,286
Lease	1,836	1,736	5,363	4,948
Charge card fees	1,792	1,829	5,372	4,626
Utilities	1,443	1,151	4,067	3,194
Security	1,523	1,081	3,995	3,218
Stock-based compensation	470	—	2,117	—
Accounting and professional fees	1,050	818	3,225	2,786
Repairs and maintenance	1,367	960	3,738	2,588
Other	1,732	2,242	5,088	5,163
Total selling, general and administrative expenses	$23,803	$19,572	$68,561	$56,495
The components of other charges, net are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Impairment of assets	$2,631	$1,722	$3,293	$1,722
Settlement of lawsuits	63	132	3,183	709
Gain on disposal of businesses and assets	(105)	(266)	(692)	(666)
Gain on insurance	—	(87)	(91)	(408)
Other charges, net	$2,589	$1,501	$5,693	$1,357
During the second quarter ended March 31, 2023, the Company recorded $662,000 in goodwill impairment related to one club, and during the third quarter ended June 30, 2023, the Company recorded $1.2 million in goodwill impairment related to one club and $380,000 in SOB license impairment, $58,000 in property and equipment impairment and $1.0 million in operating lease right-of-use asset impairment related to one club that was closed. During the third quarter ended June 2022, the Company recorded $293,000 in SOB license impairment, $400,000 in goodwill impairment, and $1.0 million in property and equipment impairment related to two clubs and one Bombshells unit.
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
On December 20, 2022, the Company executed a promissory note for $3.3 million with a bank lender in relation to a purchase of a food hall property (see Note 4). The 6.67% five-year promissory note is payable in 59 equal monthly installments of $22,805 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
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
On March 9, 2023, the Company closed a $10.0 million line-of-credit facility with a lender bank evidenced by a revolving promissory note, with an initial draw of $10.0 million at closing. The facility has an initial term of 24 months with a variable interest rate equal to the Wall Street Journal prime rate plus 1%. On such date that the principal balance is repaid to an amount less than $5.0 million, the facility's revolver feature is activated where the Company may draw from the remaining availability up to a maximum of $5.0 million. The Company shall also pay a non-usage fee of 0.5% based on the amount by which the average outstanding balance for the prior twelve months was less than $3.0 million or the amount by which the total aggregate advances during the prior twelve months totaled less than $3.0 million. The Company paid $115,000 in debt issuance costs, which is recorded as deferred charges to be amortized on a straight-line basis over 24 months. There are certain financial covenants with which the Company is to be in compliance related to this loan, including a compensating balance requirement of $3.0 million and a minimum tangible net worth requirement of $20.0 million. The compensating balance requirement does not contractually or legally restrict the withdrawal or use of cash.
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
On June 18, 2023, in relation to a purchase of a retail parcel in a condominium property (see Note 4), the Company executed a promissory note for $2.9 million with a bank lender. The 7.12% five-year promissory note is payable in monthly installments of $20,654 in principal and interest, with the balance of principal and accrued interest payable at maturity.
Future maturities of long-term debt as of June 30, 2023 are as follows: $24.4 million, $39.1 million, $12.3 million, $13.1 million, $22.6 million and $135.5 million for the twelve months ending June 30, 2023, 2024, 2025, 2026, 2027, and thereafter, respectively. Of the maturity schedule mentioned above, $7.5 million, $26.8 million, $0.0 million, $0, $8.7 million and $70.6 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $3.1 million and $3.4 million as of June 30, 2023 and September 30, 2022, respectively.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 9, 2022, the board of directors approved a grant of 50,000 stock options to each of six members of management subject to the approval of the 2022 Plan.
Stock-based compensation for the three and nine months ended June 30, 2023, which is included in corporate segment selling, general and administrative expenses, amounted to $470,000 and $2.1 million, respectively. No stock-based compensation expense was recognized during the three and nine months ended June 30, 2022. As of June 30, 2023, we had unrecognized compensation cost amounting to $4.9 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.6 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not exercised, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37 per share. No stock options were exercised during the three and nine months ended June 30, 2023. As of June 30, 2023, 120,000 stock options were vested and exercisable.
For the three and nine months ended June 30, 2023, we excluded 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. There were no stock options outstanding during the three and nine months ended June 30, 2022. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
9. Income Taxes
Income tax expense was $2.3 million and $7.4 million during the three and nine months ended June 30, 2023, respectively, compared to $3.8 million and $10.1 million during the three and nine months ended June 30, 2022, respectively. The effective income tax expense rate was 20.1% and 21.6% for the three and nine months ended June 30, 2023, respectively, compared to 21.3% and 22.1% for the three and nine months ended June 30, 2022, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1%	2.9%	3.4%	2.9%
Permanent differences	0.5%	0.4%	0.5%	0.4%
Tax credits	(3.7)%	(3.2)%	(3.4)%	(2.8)%
Other	0.1%	0.1%	0.1%	0.5%
Total income tax expense	20.1%	21.3%	21.6%	22.1%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2019 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
10. Commitments and Contingencies
Legal Matters
Texas Patron Tax
A declaratory judgment action was brought by five operating subsidiaries of the Company to challenge a Texas Comptroller administrative rule related to the $5 per customer Patron Tax Fee assessed against Sexually Oriented Businesses. An administrative rule attempted to expand the fee to cover venues featuring dancers using latex cover as well

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
as traditional nude entertainment. The administrative rule was challenged on both constitutional and statutory grounds. On November 19, 2018, the Court issued an order that a key aspect of the administrative rule is invalid based on it exceeding the scope of the Comptroller’s authority. On March 6, 2020, the U.S. District Court for the Western District of Texas, Austin Division, ruled that the Texas Patron Tax is unconstitutional as it has been applied and enforced by the Comptroller. The State of Texas appealed to the Fifth Circuit Court of Appeals, who affirmed that the Texas Patron Fee is unconstitutional as applied. The State of Texas next sought review from the Supreme Court, but the high court declined to take the case and in doing so exhausted the State's rights to appeal the judgment. The lawsuit was sent back to the trial court for post-trial proceedings, which resulted in the award of attorneys' fees to the operating subsidiaries. Pursuant to the rulings, the Texas Patron Fee is unconstitutional as applied to clubs featuring dancers using latex cover.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2023, we have 1 remaining unresolved claim out of the original 71 claims.
Shareholder Derivative Action

On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information and failure to maintain internal controls. These allegations are substantively similar to claims asserted in a prior securities class action that was settled in August of 2022 and a prior derivative action that was dismissed in June of 2021. On July 24, 2023, the parties reached an agreement in principle to resolve the action. The parties are preparing a settlement agreement and anticipate seeking Court approval of the proposed settlement in the next 30 days. The Company believes that payments under the settlement agreement will be covered by insurance.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Settlements of lawsuits for the three and nine months ended June 30, 2023 amount to $0.1 million and $3.2 million, respectively, and for the three and nine months ended June 30, 2022 amount to approximately $132,000 and $709,000, respectively. As of June 30, 2023 and September 30, 2022, the Company has accrued $1.9 million and $246,000 in accrued liabilities, respectively, related to settlement of lawsuits.

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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues (from external customers)
Nightclubs	$62,449	$54,684	$175,805	$149,639
Bombshells	14,397	15,789	42,143	45,893
Other	209	241	592	710
	$77,055	$70,714	$218,540	$196,242

Income (loss) from operations
Nightclubs	$20,392	$22,459	$61,127	$60,321
Bombshells	1,701	3,065	5,323	9,335
Other	(300)	(82)	(653)	(159)
Corporate	(6,278)	(4,935)	(19,957)	(15,998)
	$15,515	$20,507	$45,840	$53,499

Depreciation and amortization
Nightclubs	$2,915	$1,880	$7,864	$5,633
Bombshells	611	449	2,000	1,332
Other	212	6	338	19
Corporate	303	230	906	652
	$4,041	$2,565	$11,108	$7,636

Capital expenditures
Nightclubs	$5,915	$1,678	$14,598	$12,568
Bombshells	1,438	1,188	11,940	3,393
Other	165	145	243	693
Corporate	1,511	172	3,138	519
	$9,029	$3,183	$29,919	$17,173

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2023	September 30, 2022
Total assets
Nightclubs	$495,412	$437,096
Bombshells	84,207	62,021
Other	2,635	2,635
Corporate	37,853	28,986
	$620,107	$530,738
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2023 amounting to $4.3 million and $32,000, respectively, and for the nine months ended June 30, 2023 amounting to $11.9 million and $294,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2023 amounting to $73,000 and $188,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2022 amounting to $3.4 million and $32,000, and for the nine months ended June 30, 2022 amounting to $9.9 million and $231,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2022 amounting to $42,000 and $164,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
12. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2023 and September 30, 2022, was $120.2 million and $115.1 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $0 and $188,285 during the three and nine months ended June 30, 2023, respectively, and $42,093 and $69,242 during the three and nine months ended June 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, we owed Nottingham Creations and Sherwood Forest $17,386 and $92,808, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2023 and 2022. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $171,435 and $235,738 for the three and nine months ended June 30, 2023, respectively, and $0 and

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$3,809 for the three and nine months ended June 30, 2022, respectively. Amounts billed directly to the Company were $8,823 and $9,202 for the three and nine months ended June 30, 2023, respectively, and $16,500 and $101,200 for the three and nine months ended June 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, the Company owed TW Mechanical $0 and $9,338, respectively, in unpaid direct billings.
13. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and nine months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense – fixed payments	$1,327	$1,215	$3,874	$3,482
Variable lease expense	406	404	1,192	971
Short-term and other lease expense (includes $116 and $53 recorded in advertising and marketing for the three months ended June 30, 2023 and 2022, respectively, and $243 and $183 for the nine months ended June 30, 2023 and 2022, respectively; and $145 and $120 recorded in repairs and maintenance for the three months ended June 30, 2023 and 2022, respectively, and $410 and $310 for the nine months ended June 30, 2023 and 2022, respectively; see Note 6)	364	290	950	988
Sublease income	—	(1)	—	(4)
Total lease expense, net	$2,097	$1,908	$6,016	$5,437

Other information:
Operating cash outflows from operating leases	$2,055	$1,855	$5,885	$5,294
Weighted average remaining lease term – operating leases			10.7 years	11.0 years
Weighted average discount rate – operating leases			5.8%	5.6%
Future maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2023 - June 2024	$2,923	$2,098	$5,021
July 2024 - June 2025	3,161	1,926	5,087
July 2025 - June 2026	3,445	1,740	5,185
July 2026 - June 2027	3,580	1,538	5,118
July 2027 - June 2028	3,081	1,344	4,425
Thereafter	22,674	4,939	27,613
	$38,864	$13,585	$52,449

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Subsequent Events
On August 3, 2023, the Company purchased real estate in Central City, Colorado amounting to $2.9 million in cash for future business development.
Subsequent to the balance sheet date through August 4, 2023, we repurchased 10,440 shares of our common stock at an average price of $69.48.

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
Through our subsidiaries, as of June 30, 2023, we operated a total of 70 establishments that offer live adult entertainment, including two that are under renovation/remodeling, and/or restaurant and bar operations, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three and nine months ended June 30, 2023, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's operating results are as follows:
Third Quarter 2023
•Total revenues were $77.1 million compared to $70.7 million during the comparable prior-year quarter, a 9.0% increase (Nightclubs revenue of $62.4 million compared to $54.7 million, a 14.2% increase; and Bombshells revenue of $14.4 million compared to $15.8 million, an 8.8% decrease)

•Consolidated same-store sales decreased by 9.6% (Nightclubs decreased by 7.3% while Bombshells decreased by 18.2%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.96 compared to $1.48 (non-GAAP diluted EPS* of $1.30 compared to $1.60) during the comparable prior-year quarter
•Net cash provided by operating activities of $15.3 million compared to $18.9 million during the comparable prior-year quarter, a 18.9% decrease (free cash flow* of $14.3 million compared to $18.0 million, a 20.9% decrease)
Year-to-Date 2023
•Total revenues were approximately $218.5 million compared to $196.2 million during the comparable prior-year year-to-date period, a 11.4% increase (Nightclubs revenue of $175.8 million compared to $149.6 million, a 17.5% increase; and Bombshells revenue of $42.1 million compared to $45.9 million, an 8.2% decrease)
•Consolidated same-store sales decreased by 4.3% (Nightclubs decreased by 1.1% while Bombshells decreased by 14.8%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted EPS of $2.91 compared to $3.76 (non-GAAP diluted EPS of $3.80 compared to $3.89) during the comparable prior-year year-to-date period
•Net cash provided by operating activities of $47.0 million compared to $46.8 million during the comparable prior-year year-to-date period, a 0.5% increase (free cash flow* of $42.1 million compared to $44.4 million, a 5.2% decrease)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues
Sales of alcoholic beverages	44.3%	42.1%	43.0%	42.6%
Sales of food and merchandise	14.8%	16.4%	15.0%	17.1%
Service revenues	34.6%	36.0%	35.7%	34.6%
Other	6.3%	5.6%	6.4%	5.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	18.7%	17.4%	18.2%	17.9%
Food and merchandise sold	36.0%	34.2%	34.9%	35.0%
Service and other	0.1%	0.2%	0.1%	0.2%
Total cost of goods sold (exclusive of items shown separately below)	13.7%	13.0%	13.1%	13.7%
Salaries and wages	26.7%	24.6%	26.9%	25.7%
Selling, general and administrative	30.9%	27.7%	31.4%	28.8%
Depreciation and amortization	5.2%	3.6%	5.1%	3.9%
Other charges, net	3.4%	2.1%	2.6%	0.7%
Total operating expenses	79.9%	71.0%	79.0%	72.7%
Income from operations	20.1%	29.0%	21.0%	27.3%
Other income (expenses)
Interest expense	(5.6)%	(4.3)%	(5.3)%	(4.3)%
Interest income	0.1%	0.1%	0.1%	0.2%
Non-operating gains, net	—%	0.2%	—%	0.1%
Income before income taxes	14.6%	25.0%	15.8%	23.2%
Income tax expense	2.9%	5.3%	3.4%	5.1%
Net income	11.7%	19.7%	12.3%	18.1%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the third quarter increased by $6.3 million, or 9.0%, versus the comparable prior-year quarter due primarily to an 18.5% increase in sales from newly acquired clubs and new Bombshells openings. Consolidated revenues for the year-to-date period increased by $22.3 million, or 11.4%, compared to the prior-year year-to-date period mainly due to an increase in sales from newly acquired clubs and new Bombshells openings partially offset by the impact of consolidated same-store sales decline. Consolidated same-store sales decreased by 9.6% for the quarter and decreased by 4.3% for the year-to-date period.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended June 30, 2023	Mix	Three Months Ended June 30, 2022	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$26,144	41.9%	$21,061	38.5%	$5,083	24.1%
Sales of food and merchandise	5,288	8.5%	4,639	8.5%	649	14.0%
Service revenues	26,497	42.4%	25,287	46.2%	1,210	4.8%
Other revenues	4,520	7.2%	3,697	6.8%	823	22.3%
	62,449	100.0%	54,684	100.0%	7,765	14.2%
Bombshells
Sales of alcoholic beverages	8,007	55.6%	8,677	55.0%	(670)	(7.7)%
Sales of food and merchandise	6,117	42.5%	6,935	43.9%	(818)	(11.8)%
Service revenues	166	1.2%	157	1.0%	9	5.7%
Other revenues	107	0.7%	20	0.1%	87	435.0%
	14,397	100.0%	15,789	100.0%	(1,392)	(8.8)%
Other
Other revenues	209	100.0%	241	100.0%	(32)	(13.3)%
	$77,055		$70,714		$6,341	9.0%

	Nine Months Ended June 30, 2023	Mix	Nine Months Ended June 30, 2022	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$70,433	40.1%	$57,901	38.7%	$12,532	21.6%
Sales of food and merchandise	14,705	8.4%	13,726	9.2%	979	7.1%
Service revenues	77,716	44.2%	67,472	45.1%	10,244	15.2%
Other revenues	12,951	7.4%	10,540	7.0%	2,411	22.9%
	175,805	100.0%	149,639	100.0%	26,166	17.5%
Bombshells
Sales of alcoholic beverages	23,504	55.8%	25,603	55.8%	(2,099)	(8.2)%
Sales of food and merchandise	18,052	42.8%	19,902	43.4%	(1,850)	(9.3)%
Service revenues	200	0.5%	349	0.8%	(149)	(42.7)%
Other revenues	387	0.9%	39	0.1%	348	892.3%
	42,143	100.0%	45,893	100.0%	(3,750)	(8.2)%
Other
Other revenues	592	100.0%	710	100.0%	(118)	(16.6)%
	$218,540		$196,242		$22,298	11.4%
Nightclubs revenues increased by 14.2% for the quarter ended June 30, 2023 compared to the prior-year quarter primarily due to the contribution of newly acquired clubs and the impact of the increase in same-store sales. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 7.3%. Newly acquired and remodeled clubs contributed a sales increase of $11.9 million to the total Nightclubs revenue increase of $7.8 million. By type of revenue, service revenue increased by 4.8%, alcoholic beverage sales increased by 24.1%, and food, merchandise and other revenue increased by 17.7%.
Bombshells revenues decreased by 8.8%, of which 18.2% was for same-store sales decrease with the offsetting increase caused by two new locations and a food hall. By type of revenue, food and merchandise sales decreased by 11.8% while alcoholic beverage sales decreased by 7.7%. Management believes that the decrease in total Bombshells revenue was mainly from higher customer spending in the prior year caused by government stimulus money.

Operating Expenses
Total operating expenses, as a percent of revenues, increased to 79.9% from 71.0% from last year’s third quarter, with a $11.3 million increase, or 22.6%, which was mainly caused by costs and expenses directly related to higher sales in the current-year quarter, and stock-based compensation, amortization of SOB licenses, settlement of lawsuits and impairment of goodwill in the current quarter. Compared to last year's nine-month period, the current nine-month period total operating expenses as a percent of revenues increased to 79.0% from 72.7%, with a $30.0 million increase, or 21.0%, due to the same reasons cited above. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the third quarter increased by $1.3 million, or 14.7%, mainly due to higher sales. As a percent of total revenues, cost of goods sold increased to 13.7% from 13.0% mainly due to the sales mix increase in service revenue. Service revenue has the highest margin while food and merchandise have the lowest. Nightclubs cost of goods sold increased to 11.7% from 10.0%, while Bombshells cost of goods sold decreased to 22.3% from 23.3%.
Cost of goods sold for the nine months increased by $1.8, or 6.8%, mainly due to higher sales. As a percent of total revenues, cost of goods sold decreased to 13.1% from 13.7% mainly due to the sales mix increase in service revenue. Service revenue has the highest margin while food and merchandise have the lowest. Nightclubs cost of goods sold increased to 10.9% from 10.6%, while Bombshells cost of goods sold decreased to 22.5% from 23.5%.
Salaries and wages. Salaries and wages increased by $3.2 million, or 18.4%, for the third quarter due to increase in personnel from newly acquired clubs and new Bombshells openings, work shifts to accommodate the increase in sales, and the impact of minimum wage increases in certain states and cities. As a percent of total revenues, salaries and wages increased to 26.7% from 24.6% due to wage inflation. Nightclubs increased to 21.4% from 19.0% and Bombshells increased to 27.0% from 23.6%, while corporate was flat at 4.1%.
For the nine-month period, salaries and wages increased by $8.3 million, or 16.4%. As a percent of total revenues, consolidated salaries and wages increased to 26.9% from 25.7%. Nightclubs increased to 21.2% from 19.9%, Bombshells increased to 26.5% from 23.9%, and corporate decreased to 4.5% from 4.7%.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.2 million, or 21.6%, primarily due to increased variable expenses related to higher sales during the current-year quarter and stock-based compensation. On a year-to-date period, selling, general and administrative expenses increased by $12.1 million, or 21.4%, due to the same reasons cited above. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$2,969	3.9%	$2,418	3.4%	$(551)	(22.8)%
Advertising and marketing	3,284	4.3%	2,460	3.5%	(824)	(33.5)%
Supplies and services	2,865	3.7%	2,068	2.9%	(797)	(38.5)%
Insurance	2,718	3.5%	2,481	3.5%	(237)	(9.6)%
Legal	754	1.0%	328	0.5%	(426)	(129.9)%
Lease	1,836	2.4%	1,736	2.5%	(100)	(5.8)%
Charge card fees	1,792	2.3%	1,829	2.6%	37	2.0%
Utilities	1,443	1.9%	1,151	1.6%	(292)	(25.4)%
Security	1,523	2.0%	1,081	1.5%	(442)	(40.9)%
Stock-based compensation	470	0.6%	—	—%	(470)	(100.0)%
Accounting and professional fees	1,050	1.4%	818	1.2%	(232)	(28.4)%
Repairs and maintenance	1,367	1.8%	960	1.4%	(407)	(42.4)%
Other	1,732	2.2%	2,242	3.2%	510	22.7%
Total selling, general and administrative expenses	$23,803	30.9%	$19,572	27.7%	$(4,231)	(21.6)%

	For the Nine Months Ended June 30, 2023		For the Nine Months Ended June 30, 2022		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$8,392	3.8%	$7,015	3.6%	$(1,377)	(19.6)%
Advertising and marketing	8,685	4.0%	7,091	3.6%	(1,594)	(22.5)%
Supplies and services	7,946	3.6%	6,223	3.2%	(1,723)	(27.7)%
Insurance	7,538	3.4%	7,357	3.7%	(181)	(2.5)%
Legal	3,035	1.4%	2,286	1.2%	(749)	(32.8)%
Lease	5,363	2.5%	4,948	2.5%	(415)	(8.4)%
Charge card fees	5,372	2.5%	4,626	2.4%	(746)	(16.1)%
Utilities	4,067	1.9%	3,194	1.6%	(873)	(27.3)%
Security	3,995	1.8%	3,218	1.6%	(777)	(24.1)%
Stock-based compensation	2,117	1.0%	—	—%	(2,117)	(100.0)%
Accounting and professional fees	3,225	1.5%	2,786	1.4%	(439)	(15.8)%
Repairs and maintenance	3,738	1.7%	2,588	1.3%	(1,150)	(44.4)%
Other	5,088	2.3%	5,163	2.6%	75	1.5%
Total selling, general and administrative expenses	$68,561	31.4%	$56,495	28.8%	$(12,066)	(21.4)%
Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 57.5%, during the third quarter and increased by $3.5 million, or 45.5%, during the year-to-date period due to the amortization of SOB licenses from leased clubs.
Other charges, net. Other charges, net for both the third quarter and the year-to-date period increased by $1.1 million and $4.3 million, respectively, due mainly to settlement of lawsuits and impairment charges. We recorded a $2.8 million assessment by the New York State Department of Labor in the second quarter of 2023 and we recorded impairment charges of $662,000 in the second quarter of 2023 and $2.1 million in the third quarter of 2023 versus impairment charges of $1.7 million in the third quarter of 2022. The current year third quarter impairment charge included $2.6 million related to two clubs, one of which has been permanently closed.
Income (Loss) from Operations
For the three months ended June 30, 2023 and 2022, our consolidated operating margin was 20.1% and 29.0%, respectively, while for the nine months ended June 30, 2023 and 2022, our consolidated operating margin was 21.0% and 27.3%, respectively. The main drivers for the decreases in operating margin are stock-based compensation, amortization of SOB licenses, settlement of lawsuits, and impairment of goodwill, which are only present in the current year partially offset by fixed expenses leveraged from higher sales.
Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Nightclubs	$20,392	$22,459	$61,127	$60,321
Bombshells	1,701	3,065	5,323	9,335
Other	(300)	(82)	(653)	(159)
Corporate	(6,278)	(4,935)	(19,957)	(15,998)
	$15,515	$20,507	$45,840	$53,499
Nightclubs operating margin was 32.7% and 41.1% for the three months ended June 30, 2023 and 2022, respectively, while operating margin for Bombshells was 11.8% and 19.4%, respectively. Nightclubs operating margin was 34.8% and 40.3% for the nine months ended June 30, 2023 and 2022, respectively, while operating margin for Bombshells was 12.6% and 20.3%, respectively. Nightclubs operating margin decreased due to settlement of lawsuits, amortization of SOB licenses, and impairment of goodwill partially offset by fixed expenses leveraged from higher sales. The decrease in Bombshells operating margin was mainly due to fixed expenses deleveraged from lower sales.
Excluding certain items, third quarter non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 32.

	For the Three Months Ended June 30, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,392	$1,701	$(300)	$(6,278)	$15,515
Amortization of intangibles	624	81	208	5	918
Settlement of lawsuits	57	6	—	—	63
Impairment of assets	2,631	—	—	—	2,631
Loss (gain) on sale of businesses and assets	(153)	50	—	(2)	(105)
Gain on insurance	—	—	—	—	—
Stock-based compensation	—	—	—	470	470
Non-GAAP operating income (loss)	$23,551	$1,838	$(92)	$(5,805)	$19,492

GAAP operating margin	32.7%	11.8%	(143.5)%	(8.1)%	20.1%
Non-GAAP operating margin	37.7%	12.8%	(44.0)%	(7.5)%	25.3%

	For the Three Months Ended June 30, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$22,459	$3,065	$(82)	$(4,935)	$20,507
Amortization of intangibles	23	1	—	1	25
Settlement of lawsuits	124	8	—	—	132
Impairment of assets	1,072	650	—	—	1,722
Gain on sale of businesses and assets	(264)	—	—	(2)	(266)
Gain on insurance	(87)	—	—	—	(87)
Non-GAAP operating income (loss)	$23,327	$3,724	$(82)	$(4,936)	$22,033

GAAP operating margin	41.1%	19.4%	(34.0)%	(7.0)%	29.0%
Non-GAAP operating margin	42.7%	23.6%	(34.0)%	(7.0)%	31.2%

Excluding certain items, year-to-date period non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	For the Nine Months Ended June 30, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$61,127	$5,323	$(653)	$(19,957)	$45,840
Amortization of intangibles	1,880	500	329	13	2,722
Settlement of lawsuits	3,174	9	—	—	3,183
Impairment of assets	3,293	—	—	—	3,293
Loss (gain) on sale of businesses and assets	(734)	66	—	(24)	(692)
Gain on insurance	(48)	—	—	(43)	(91)
Stock-based compensation	—	—	—	2,117	2,117
Non-GAAP operating income (loss)	$68,692	$5,898	$(324)	$(17,894)	$56,372

GAAP operating margin	34.8%	12.6%	(110.3)%	(9.1)%	21.0%
Non-GAAP operating margin	39.1%	14.0%	(54.7)%	(8.2)%	25.8%

	For the Nine Months Ended June 30, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$60,321	$9,335	$(159)	$(15,998)	$53,499
Amortization of intangibles	117	5	—	2	124
Settlement of lawsuits	578	18	—	113	709
Impairment of assets	1,072	650	—	—	1,722
Loss (gain) on sale of businesses and assets	(344)	17	—	(339)	(666)
Gain on insurance	(408)	—	—	—	(408)
Non-GAAP operating income (loss)	$61,336	$10,025	$(159)	$(16,222)	$54,980

GAAP operating margin	40.3%	20.3%	(22.4)%	(8.2)%	27.3%
Non-GAAP operating margin	41.0%	21.8%	(22.4)%	(8.3)%	28.0%
Other Income/Expenses
Interest expense for the third quarter increased by $1.3 million, or 42.5%, primarily caused by a higher average debt balance mostly from seller-financed promissory notes from this and last years' acquisitions. For the nine-month period, interest expense increased by $3.2 million, or 37.5%.
Our total occupancy costs for the third quarter, defined as the sum of operating lease expense and interest expense, were $6.2 million and $4.8 million for the quarters ended June 30, 2023 and 2022, respectively. As a percentage of revenue, total occupancy costs were 8.0% and 6.7% during the quarters ended June 30, 2023 and 2022, respectively, primarily due to the interest from higher average debt balance. For the year-to-date period, total occupancy costs amounted to $17.0 million and $13.4 million, respectively, with a percent of revenue of 7.8% and 6.9%, respectively, primarily due to interest from higher average debt balance. These additional debt are mainly related to acquisitions.
Income Taxes
Income tax expense was $2.3 million and $3.8 million during the three months ended June 30, 2023 and 2022, respectively, and $7.4 million and $10.1 million during the nine months ended June 30, 2023 and 2022, respectively. The effective income tax expense rate was 20.1% and 21.3% for the three months ended June 30, 2023 and 2022, respectively, while for the nine months ended June 30, 2023 and 2022, 21.6% and 22.1%, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1%	2.9%	3.4%	2.9%
Permanent differences	0.5%	0.4%	0.5%	0.4%
Tax credit	(3.7)%	(3.2)%	(3.4)%	(2.8)%
Other	0.1%	0.1%	0.1%	0.5%
Total income tax expense	20.1%	21.3%	21.6%	22.1%
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized gains or losses on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, (h) stock-based compensation, and (i) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 21.6% and 21.6% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2023 and 2022, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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

The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2023 and 2022 (in thousands, except per share, number of shares and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$9,085	$13,902	$27,055	$35,429
Income tax expense	2,269	3,767	7,447	10,056
Interest expense, net	4,229	2,925	11,412	8,175
Settlement of lawsuits	63	132	3,183	709
Impairment of assets	2,631	1,722	3,293	1,722
Gain on sale of businesses and assets	(105)	(266)	(692)	(666)
Gain on debt extinguishment	—	(53)	—	(138)
Unrealized loss on equity securities	—	—	—	1
Gain on insurance	—	(87)	(91)	(408)
Stock-based compensation	470	—	2,117	—
Depreciation and amortization	4,041	2,565	11,108	7,636
Adjusted EBITDA	$22,683	$24,607	$64,832	$62,516

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$9,085	$13,902	$27,055	$35,429
Amortization of intangibles	918	25	2,722	124
Settlement of lawsuits	63	132	3,183	709
Impairment of assets	2,631	1,722	3,293	1,722
Gain on sale of businesses and assets	(105)	(266)	(692)	(666)
Gain on debt extinguishment	—	(53)	—	(138)
Unrealized loss on equity securities	—	—	—	1
Gain on insurance	—	(87)	(91)	(408)
Stock-based compensation	470	—	2,117	—
Net income tax effect	(812)	(312)	(2,258)	(59)
Non-GAAP net income	$12,250	$15,063	$35,329	$36,714

Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,430,225	9,389,675	9,308,624	9,428,461
GAAP diluted earnings per share	$0.96	$1.48	$2.91	$3.76
Amortization of intangibles	0.10	0.00	0.29	0.01
Settlement of lawsuits	0.01	0.01	0.34	0.08
Impairment of assets	0.28	0.18	0.35	0.18
Gain on sale of businesses and assets	(0.01)	(0.03)	(0.07)	(0.07)
Gain on debt extinguishment	—	(0.01)	—	(0.01)
Unrealized loss on equity securities	—	—	—	0.00
Gain on insurance	0.00	(0.01)	(0.01)	(0.04)
Stock-based compensation	0.05	—	0.23	—
Net income tax effect	(0.09)	(0.03)	(0.24)	(0.01)
Non-GAAP diluted earnings per share	$1.30	$1.60	$3.80	$3.89

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$15,515	$20,507	$45,840	$53,499
Amortization of intangibles	918	25	2,722	124
Settlement of lawsuits	63	132	3,183	709
Impairment of assets	2,631	1,722	3,293	1,722
Gain on sale of businesses and assets	(105)	(266)	(692)	(666)
Gain on insurance	—	(87)	(91)	(408)
Stock-based compensation	470	—	2,117	—
Non-GAAP operating income	$19,492	$22,033	$56,372	$54,980

Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	20.1%	29.0%	21.0%	27.3%
Amortization of intangibles	1.2%	0.0%	1.2%	0.1%
Settlement of lawsuits	0.1%	0.2%	1.5%	0.4%
Impairment of assets	3.4%	2.4%	1.5%	0.9%
Gain on sale of businesses and assets	(0.1)%	(0.4)%	(0.3)%	(0.3)%
Gain on insurance	0.0%	(0.1)%	0.0%	(0.2)%
Stock-based compensation	0.6%	—%	1.0%	—%
Non-GAAP operating margin	25.3%	31.2%	25.8%	28.0%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At June 30, 2023, our cash and cash equivalents were approximately $23.6 million compared to $36.0 million at September 30, 2022. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2023, we had negative working capital of $11.4 million compared to working capital of $18.6 million as of September 30, 2022, excluding net assets held for sale amounting to $0 and $1.0 million as of June 30, 2023 and September 30, 2022, respectively. The negative working capital at June 30, 2023 was caused by borrowings, of which a large portion have current maturities, and which were used to fund business acquisitions.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Operating activities	$47,004	$46,754
Investing activities	(57,047)	(56,222)
Financing activities	(2,353)	11,282
Net increase (decrease) in cash and cash equivalents	$(12,396)	$1,814
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Net income	$26,981	$35,479
Depreciation and amortization	11,108	7,636
Deferred income tax benefit	(790)	(409)
Impairment of assets	3,293	1,722
Stock-based compensation	2,117	—
Gain on debt extinguishment	—	(83)
Net change in operating assets and liabilities	2,579	1,421
Other	1,716	988
Net cash provided by operating activities	$47,004	$46,754

Net cash provided by operating activities increased from year to year primarily due to higher sales, partially offset by higher interest expense and lower income tax refund.
Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Payments for property and equipment and intangible assets	$(29,919)	$(17,173)
Acquisition of businesses	(30,200)	(44,302)
Proceeds from sale of businesses and assets	2,811	4,611
Proceeds from insurance	91	515
Proceeds from notes receivable	170	127
Net cash used in investing activities	$(57,047)	$(56,222)
Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
New facilities, equipment, and intangible assets	$24,970	$14,788
Maintenance capital expenditures	4,949	2,385
Total capital expenditures	$29,919	$17,173
The capital expenditures during the nine months ended June 30, 2023 and 2022 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Proceeds from debt obligations	$11,595	$35,820
Payments on debt obligations	(11,431)	(10,714)
Purchase of treasury stock	(98)	(12,057)
Payment of dividends	(1,580)	(1,322)
Payment of loan origination costs	(239)	(445)
Share in return of investment by noncontrolling partner	(600)	—
Net cash provided by financing activities	$(2,353)	$11,282
We purchased 1,500 shares of our common stock at an average price of $65.02 during the nine months ended June 30, 2023, while we purchased 213,712 shares of our common stock at an average price of $56.42 during the nine months ended June 30, 2022. As of June 30, 2023, we have approximately $18.8 million authorization remaining to purchase additional shares. Subsequent to the balance sheet date through August 4, 2023, we repurchased 10,440 shares of our common stock at an average price of $69.48.
Prior to the second quarter of fiscal 2022, we have been paying $0.04 per share in quarterly dividends. From the second quarter of fiscal 2022 until the first quarter of fiscal 2023, we have paid $0.05 per share, and starting in the second quarter of fiscal 2023, we have paid $0.06 per share in quarterly dividends.

See Note 7 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations. We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the nine months ended June 30, 2023 and 2022.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$47,004	$46,754
Less: Maintenance capital expenditures	4,949	2,385
Free cash flow	$42,055	$44,369
Our free cash flow for the nine-month period decreased by 5.2% compared to the comparable prior-year period primarily due to higher interest expense, lower income tax refund, and higher maintenance capital expenditures from renovations and remodeling of several of our clubs, partially offset by higher sales.
We do not include capital expenditures related to new facilities construction, equipment and intangible assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
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
The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Sales of alcoholic beverages	$93,937	12.5%	$83,504	33.1%	$62,725
Sales of food and merchandise	32,757	(2.6)%	33,628	11.3%	30,205
Service revenues	77,916	14.9%	67,821	76.4%	38,442
Other	13,930	23.4%	11,289	26.2%	8,945
Total revenues	$218,540	11.4%	$196,242	39.9%	$140,317
Net income attributable to RCIHH common stockholders	$27,055	(23.6)%	$35,429	26.4%	$28,036
Net cash provided by operating activities	$47,004	0.5%	$46,754	45.1%	$32,217
Adjusted EBITDA*	$64,832	3.7%	$62,516	46.5%	$42,675
Free cash flow*	$42,055	(5.2)%	$44,369	60.7%	$27,609
Debt (end of period)	$243,823	29.7%	$187,965	47.3%	$127,603
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
All twelve of the existing Bombshells as of June 30, 2023 were located in Texas, including the former franchisee location that we acquired in February 2023 (see Note 4 to our unaudited condensed consolidated financial statements). Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2023, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2022.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2023. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2023, we did not repurchase any shares of our common stock. Subsequent to the balance sheet date through August 4, 2023, we repurchased 10,440 shares of our common stock at an average price of $69.48. As of August 4, 2023, we have approximately $18.0 million remaining to purchase additional shares under our share repurchase program.

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

32	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101	The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 9, 2023	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer