Form 10-K
period 2023-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2023-12-14
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $680,203,604.
As of December 8, 2023, there were approximately 9,359,685 shares of common stock outstanding.

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

PART I
Item 1. Business.
OVERVIEW
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality dining experiences to its guests. Our subsidiaries operated 69 establishments in 13 states as of September 30, 2023. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” "RCI," the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.
Our fiscal year ends on September 30. References to years 2023, 2022, and 2021 are for fiscal years ended September 30, 2023, 2022, and 2021, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
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
During fiscal 2023, 2022, and 2021, consolidated revenues were $293.8 million, $267.6 million, and $195.3 million, respectively, generating diluted earnings per share of $3.13, $4.91, and $3.37, respectively.
The table below shows the number of Nightclubs and Bombshells open by state as of September 30, 2023:

	Nightclubs	Bombshells(1)	Total
Arizona	1	—	1
Colorado	5	1	6
Florida	4	—	4
Illinois	5	—	5
Indiana	1	—	1
Kentucky	1	—	1
Louisiana	1	—	1
Maine	1	—	1
Minnesota	3	—	3
New York	4	—	4
North Carolina	2	—	2
Pennsylvania	1	—	1
Texas	27	12	39
	56	13	69
(1) Includes one food hall location.

Nightclubs Segment
We operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Diamond Cabaret, Cheetah Gentlemen's Club, PT's Showclub, Playmates Club, Country Rock Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, Heartbreakers Gentlemen's Club, Kappa Men’s Club, Baby Dolls, and Chicas Locas. We also operate one dance club under the brand name Studio 80.
We generate revenue from our nightclubs through the sale of alcoholic beverages, food, and merchandise items; service in the form of cover charge, licensing fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.
During fiscal 2023, our Nightclub segment sales mix was 43.6% service revenue; 40.7% alcoholic beverages; and 15.7% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 88.9%. Our Nightclubs segment revenue increased by approximately 14.8% and income from operations decreased by 11.6% compared to the prior year. Same-stores sales for Nightclubs in 2023 was -3.5%.
During fiscal 2023, we acquired six gentlemen’s clubs, certain related real estate properties, and associated intellectual property through two transactions with an aggregate acquisition price of $75.5 million (with a combined fair value of $72.3 million). These six clubs contributed $18.2 million in revenues during fiscal 2023. See Note 14 to our consolidated financial statements for details of the transactions.
For a list of our nightclub locations, refer to Item 2—“Properties.”
Bombshells Segment
Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. Bombshells is also franchising under our subsidiary, BMB Franchising Services, Inc., which has been approved to sell franchises in all 50 states. On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas, over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. On May 2, 2022, the Company signed its second franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. We opened one company-owned location in Arlington, Texas (Dallas area), in December 2021 and our first franchised location opened in June 2022 in San Antonio, Texas. In February 2023, we acquired the San Antonio franchise location and terminated our franchise and development agreement. As of September 30, 2023, we have twelve company-owned Bombshells locations, all in Texas with two in the Dallas area, one in Austin, one in San Antonio, and eight in the Greater Houston area. In December 2022, we acquired a food hall in Denver, Colorado. Subsequent to our fiscal 2023 year-end, we opened one Bombshells location in Stafford, Texas in November 2023.
During fiscal 2023, Bombshells sales mix was 55.5% alcoholic beverages and 44.5% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 78%. Bombshells segment revenue decreased by 7.0%, while income from operations decreased by 43.5% from prior year. Same-stores sales for Bombshells in 2023 was -14.6%.
For a list of our Bombshells locations, refer to Item 2—“Properties.”

Other Segment
We group together all businesses not belonging to either Nightclubs and Bombshells as Other reportable segment. This is made up of several wholly-owned subsidiaries composed primarily of our Media Group and Drink Robust. Our Media Group is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and trade show; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED Club Bulletin, the only national business magazine serving the 2,200-plus adult nightclubs in North America, which collectively have annual revenues in excess of $5 billion, according to the Association of Club Executives. ED Publications, founded in 1991, also publishes the Annual VIP Guide of adult nightclubs, touring entertainers and industry vendors; and produces the Annual Gentlemen’s Club Owners EXPO, a national convention and trade show. The Media Group produces two nationally recognized industry award shows for the readers of both ED Club Bulletin and StorErotica magazines, and maintains a number of B-to-B and consumer websites for both industries. Drink Robust is licensed to sell Robust Energy Drink in the United States.
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
Over a five-year period from fiscal 2018 through fiscal 2023, we improved diluted earnings per share at a compound annual growth rate (“CAGR”) of approximately 8%, which was mainly caused by increasing revenue at a CAGR of approximately 12%, and flowing through net income at a CAGR of approximately 7%. As a result, net cash provided by operating activities improved at approximately 18% and free cash flow at also approximately 18% CAGR for the same period. See discussions of our non-GAAP financial measures starting on page 41.

COMPETITION
The adult entertainment and the restaurant/sports bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose brands may have name recognition that equals that of ours. The names “Rick’s” and “Rick’s Cabaret,” “Tootsie’s Cabaret,” “XTC Cabaret,” “Scarlett’s,” “Silver City,” “Club Onyx,” “Downtown Cabaret,” “Temptations,” “The Seville,” “Jaguars,” “Hoops Cabaret,” “Foxy’s Cabaret,” "Studio 80," “Country Rock Cabaret,” “PT’s,” “Diamond Cabaret,” “Baby Dolls Saloon," "Baby Dolls," and "Chicas Locas" are proprietary. In the restaurant/sports bar business, “Bombshells” is also proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created allows us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.
GOVERNMENTAL REGULATIONS
We are subject to various federal, state and local laws affecting our business activities. Particularly in Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission (“TABC”), which has the authority, in its discretion, to issue the appropriate permits. We presently hold a Mixed Beverage Permit and a Late Hour Permit at numerous Texas locations. Colorado, Minnesota, North Carolina, Louisiana, Arizona, Pennsylvania, Florida, New York, Kentucky, Maine, Indiana, and Illinois have similar laws that may limit the availability of a permit to sell alcoholic beverages or that may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. It is our policy, prior to expanding into any new market, to take steps to ensure compliance with all licensing and regulatory requirements for the sale of alcoholic beverages, as well as the sale of food.
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
TRADEMARKS
Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” "LA BOHEME GENTLEMAN'S CLUB," “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” "CABARET ROYALE," "BABY DOLLS SALOON," "BABY DOLLS TOPLESS SALOON," "BABY DOLLS," "JAGUARS," and “BOMBSHELLS OFFICER’S CLUB” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “RICK'S REWARDS,” “VENICE CABARET,” "CHERRY CREEK FOOD HALL AND BREWERY," and “THE MANSION.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.

EMPLOYEES AND INDEPENDENT CONTRACTORS
Our people are employed by the parent company or by its subsidiaries. Executive officers are employed by the registrant (parent company); shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Management Services, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2023, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	24	3,183	19	3,226
Salaried	408	59	85	552
	432	3,242	104	3,778
Additionally, as of September 30, 2023, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona may elect to act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements, where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.
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
◦Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing war between Russia and Ukraine and the Israel-Hamas war.
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
◦We are exposed to risks related to cyber security and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and employees or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.

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
◦We have identified material weaknesses in our internal control over financial reporting.
◦We may have uninsured risks in excess of our insurance coverage.
◦We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.
◦Our previous liability insurer may be unable to provide coverage to us and our subsidiaries.
◦The protection provided by our service marks is limited.
◦We are dependent on key personnel.

◦If we are not able to hire, develop, and retain qualified club and restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.
◦A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.
◦Our venture, expansion, and renovation projects may face significant inherent risks.
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
The COVID-19 pandemic had an adverse effect that was material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our customers’ responses to the pandemic, and our Company’s responses to the pandemic all disrupted our business. In the United States, state and local governments imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased. During fiscal 2022, increases in the numbers of cases of COVID-19 throughout the United States including the Omicron variant which impacted our restaurants in the second quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. In the last couple of years, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing war between Russia and Ukraine and the Israel-Hamas war.
The ongoing war between Russia and Ukraine and the more recent Israel-Hamas war could have adverse effects on global macroeconomic conditions which could negatively impact our business, financial condition, and results of operations. These conflicts are highly unpredictable and have already resulted in significant volatility in oil and natural gas prices worldwide.
If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.
Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2023, we were in compliance with all covenants. Due to the impact of COVID-19 and other external factors such as supply chain disruption, the conflicts in Ukraine and in the Gaza Strip, and the potential economic slowdown, our financial performance in future periods could be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.
We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $12.6 million in 2023 (representing $4.2 million of goodwill impairment on four clubs, $6.5 million of SOB license impairment on eight clubs, $1.0 million of operating lease right-of-use asset on one club, $814,000 of software impairment on two investment projects, and $58,000 of property and equipment impairment on one club); $1.9 million in 2022 (representing $566,000 of goodwill impairment on one club, $293,000 of SOB license impairment on one club, and $1.0 million of property and equipment impairment on one club and one Bombshells unit); and $13.6 million in 2021 (representing $6.3 million of goodwill impairment on seven clubs, $5.3 million of SOB license impairment on three clubs, and $2.0 million of property and equipment impairment on four clubs and one held-for-sale property). A huge portion, if not all, of the impairments in 2021 related to the then-projected decline in EBITDA caused by the COVID-19 pandemic. If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.
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
We are exposed to risks related to cyber security and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and employees or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
Our technology systems contain personal, financial, and other information that is entrusted to us by our guests and employees, as well as financial, proprietary, and other confidential information related to our business, and a significant portion of our sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
We are subject to a variety of continually evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated and enforced at the federal, state and international levels, and these laws, rules and regulations are subject to change.
As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services, and personnel to maintain systems designed to anticipate and prevent cyber-attacks. As with many public companies, our defenses are under attack regularly. There might be minor intrusions from time to time. We have added certain preventive measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss.
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
We started franchising Bombshells in 2015. We believe that we have selected highly competent operating partners and franchisees with significant experience in restaurant operations, and we are providing them training and support on the Bombshells brand. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee. If the franchisee does not successfully open and operate its restaurants in a manner consistent with our standards, or if guests have negative experiences due to issues with food quality or operational execution, our brand value could suffer, which could have an adverse impact on our business.
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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2023. We are, however, addressing this issue and remediating our material weaknesses. When we were to identify a material weakness, correcting that issue, and thereafter our continued compliance with Section 404 require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct an internal control issue and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We have identified material weaknesses in our internal control over financial reporting.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, and concluded that we did not maintain effective internal control over financial reporting. Management identified material weaknesses related to (1) proper design and implementation of controls over management's review of the Company's accounting for business combinations, specifically related to the identification of and accounting for, intangibles assets acquired in a business combination and over the precision of management's review of certain valuation assumptions; (2) the impairment of goodwill, indefinite-lived intangibles, and long-lived assets, specifically over the precision of management's review of certain assumptions; and (3) ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company's financial reporting processes. See Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address these material weaknesses and to enhance our internal control over financial reporting, if these material weaknesses are not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our Company, and, as a result, the value of our common stock could be adversely affected.

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
We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.
Increasing legal complexity will continue to affect our operations and results. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, landlord/tenant disputes, disputes with current and former suppliers, claims by current and former franchisees, contractors, data privacy claims and intellectual property claims (including claims that we infringed upon another party’s trademarks, or copyrights). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.
Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. As a Company, we take responsible alcohol service seriously. However, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.
Litigation involving our relationship with contractors and the legal distinction between our contractors and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our operations and subject us to incremental liability for their actions.
Our operating results could also be affected by the following:

•The relative level of our defense costs and nature and procedural status of pending proceedings;

•The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or to take other actions that may affect perceptions of our brands and products;

•Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and

•The scope and terms of insurance or indemnification protections that we may have (if any).
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time, attention and money away from our operations and hurt our performance. A judgment significantly in excess of any applicable insurance coverage could have significant adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.

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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2023, we have 1 remaining unresolved claim out of the original 71 claims.
The protection provided by our service marks is limited.
Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” "CABARET ROYALE," BABY DOLLS SALOON," "BABY DOLLS TOPLESS SALOON," "BABY DOLLS," "JAGUARS," and BOMBSHELLS OFFICER’S CLUB are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” "RICK'S REWARDS," "VENICE CABARET," “CHERRY CREEK FOOD HALL AND BREWERY”, and “THE MANSION.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights. Litigation may be necessary in the future to protect our rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by us could have a material adverse effect on our business.

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
If we are not able to hire, develop, and retain qualified club and restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.
We rely on our restaurant- and club-level employees to consistently provide high-quality food and positive experiences to our guests. In addition, our ability to continue to open new restaurants depends on us attracting, hiring, developing, and retaining high-quality managers. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which planning has become more complex due to predictive scheduling laws (also called “fair workweek” or “secure scheduling”) and “just cause” termination legislation in certain geographic areas where we operate, and the so-called “great resignation” trend. The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits, and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in hiring and retaining restaurant and club employees and in maintaining full restaurant and or club staffing in various locations, which has resulted in longer wait times for guest orders and potentially decreased employee satisfaction. A shortage of qualified candidates who meet all legal work authorization and training requirements, failure to hire and retain new restaurant or club employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants and clubs or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our growth targets.
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
Our venture, expansion, and renovation projects may face significant inherent risks.
Investment in certain projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects.
Our current and future projects could also experience:
•delays and significant cost increases;
•delays in obtaining or inability to obtain necessary permits, licenses and approvals;
•lack of sufficient, or delays in the availability of, financing;

•shortages of materials;
•shortages of skilled labor, work stoppages or labor disputes;
•poor performance or nonperformance by any third parties on whom we place reliance;
•unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, including defective plans and specifications;
•weather interference, floods, fires or other casualty losses; and
•COVID-19 related delays.
The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. Actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion.
We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2023, we own 88 real estate properties. On 55 of these properties, we operate clubs or restaurants, including those temporarily closed. We lease multiple other properties to third-party tenants. Nine of our owned properties are in locations where we previously operated clubs or are adjacent to acquired clubs, but now lease the buildings to third parties. Twenty four are non-income-producing properties for corporate use (including our corporate office) or future club or restaurant locations, or may be offered for sale in the future. Fourteen of our clubs and restaurants are in leased locations.
Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.
Below is a list of locations we operated as of September 30, 2023:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
Scarlett's Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Jaguars Club, San Antonio, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
XTC Cabaret, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Longview, TX	2012
Jaguars Club, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Jaguars Club, El Paso, TX	2012
Jaguars Club, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Scarlett's Cabaret, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring, TX	2014	(1)
Bombshells Fuqua, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015

The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020
Diamond Cabaret, Denver, CO	2022	(1)
Scarlett's Cabaret, Denver, CO	2022
PT's Showclub, Denver, CO	2022
Rick's Cabaret, Denver, CO	2022	(1)
Diamond Cabaret, St. Louis, IL	2022	(1)
Country Rock Cabaret, St. Louis, IL	2022	(1)
PT's Showclub, Indianapolis, IN	2022
Rick's Cabaret, Raleigh, NC	2022	(1)
Rick's Cabaret, Portland, ME	2022
PT's Showclub, Louisville, KY	2022
PT's Centerfold, Denver, CO	2022
Mansion Gentlemen's Club & Steakhouse, Newburgh, NY	2022
Bombshells, Arlington, TX	2022
Playmates Club, Miami, FL	2022
Cheetah Gentlemen's Club, Miami, FL	2022
PT's Showclub, Odessa, TX	2022
Heartbreakers Gentlemen's Club, Dickinson, TX	2023
Cherry Creek Food Hall, Denver, CO	2023
Bombshells, San Antonio, TX	2023	(1)
Baby Dolls, Dallas, TX	2023
Chicas Locas, Dallas, TX	2023
Chicas Locas, Arlington, TX	2023
Chicas Locas, Houston, TX	2023
Baby Dolls, Fort Worth, TX	2023
(1)Leased location.
Our property leases are typically for a fixed rental rate with contingent rent for certain locations. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2023, certain of the properties we own were collateral for mortgage debt amounting to approximately $136.1 million. We believe that our existing facilities, both owned and leased, are in good condition and adequate and suitable for the conduct of our business.
See related information in Notes 5 and 8 to our consolidated financial statements.

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
Holders
On December 8, 2023, the closing stock price for our common stock as reported by NASDAQ was $62.30, and there were 120 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 12,900 stockholders having beneficial ownership in street name.
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.
Dividend Policy
Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our board of directors declared regular quarterly cash dividends of $0.03 per share, except for the fourth quarter of fiscal 2019, the second and fourth quarters of fiscal 2020, all four quarters of fiscal 2021, and the first quarter of fiscal 2022 when we paid $0.04 per share. In the second quarter of fiscal 2022, we increased our regular quarterly dividends to $0.05 per share. In the second quarter of 2023, we increased our regular quarterly dividends to $0.06 per share.
During fiscal 2023, 2022, and 2021, we paid cash dividends totaling $2.1 million, $1.8 million, and $1.4 million, respectively.
Purchases of Equity Securities by the Issuer
Our share repurchase activity during the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1-31, 2023	8,870	$69.47	8,870	$18,150,893
August 1-31, 2023	9,922	$66.16	9,922	$17,494,464
September 1-30, 2023	13,794	$61.85	13,794	$16,641,326
	32,586		32,586
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
See Note 11 to our consolidated financial statements for details.

Stock Performance Graph
The following chart compares the five-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2018 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$250.00
$230.00
$210.00
$190.00
$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
$50.00
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
RICK
IXIC
DJUSRU
RUT

	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
RCI Hospitality Holdings, Inc.	$100.00	$69.81	$69.03	$232.06	$220.21	$204.59
NASDAQ Composite Index	$100.00	$99.42	$138.79	$179.57	$131.43	$164.29
Dow Jones U.S. Restaurant & Bar Index	$100.00	$130.41	$132.11	$161.94	$139.22	$158.58
Russell 2000 Index	$100.00	$89.79	$88.87	$129.93	$98.12	$105.22
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
OUR BUSINESS
The following are our operating segments:

Nightclubs
Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs serving primarily businessmen and professionals. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, Round Rock, El Paso and Odessa, Texas; Denver, Colorado; Charlotte and Raleigh, North Carolina; Minneapolis, Minnesota; New York and Newburgh, New York; Miami Gardens, Pembroke Park and Miami, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; Louisville, Kentucky; Portland, Maine; Indianapolis, Indiana; and Washington Park, Kappa, Sauget and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells
Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring, Pearland, Tomball, Katy, Arlington, and San Antonio, Texas under the brand name Bombshells Restaurant & Bar. Bombshells also operates a food hall in Denver, Colorado.

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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. During the third quarter of 2023, we impaired one property for $58,000 for its property and equipment and $1.0 million for its operating lease right-of-use asset before the club's permanent closure. During the third quarter of 2022, we impaired two properties for a total of $1.0 million one due to eminent domain by the state of Texas and the other due to underperformance. During the second quarter of 2021, we impaired one property that was reclassified to assets held for sale for $1.4 million, and during the fourth quarter of 2021, we impaired four clubs for $584,000. During the fourth quarter of 2023, we also recognized software impairments amounting to $814,000 related to two venture projects.

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
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2023, we identified four reporting units that were impaired and recognized a total goodwill impairment of $4.2 million. For the year ended September 30, 2022, we identified one reporting unit that was impaired and recognized a goodwill impairment loss of $566,000. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million.
For indefinite- and definite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $6.5 million in 2023 related to eight clubs, $293,000 in 2022 related to one club, and $5.3 million in 2021 related to three clubs.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. These fair values are a result of valuation techniques that use significant assumptions that are subject to a high degree of judgment. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred.
Stock-based Compensation
We recognize expense for stock-based compensation awards, which is equal to the fair value of the awards at grant date, ratably in selling, general and administrative expenses in our consolidated statements of income over their requisite service period. Calculating the grant date fair value of stock-based compensation awards requires the input of subjective assumptions. We determine the fair value of each stock option grant using the Black-Scholes option-pricing model with assumptions based primarily on historical data. Specific inputs to the model include the expected term of the stock options, stock price volatility, dividend yield, and risk-free interest rate.
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

OPERATIONS REVIEW
Highlights of operations from fiscal 2023, 2022, and 2021 are as follows (in thousands, except percentages and per share amounts):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Revenues
Consolidated	$293,790	9.8%	$267,620	37.1%	$195,258
Nightclubs	$236,748	14.8%	$206,251	50.2%	$137,348
Bombshells	$55,723	(7.0)%	$59,925	5.8%	$56,621

Same-store sales
Consolidated		-6.0%		+5.6%
Nightclubs		-3.5%		+10.1%
Bombshells		-14.6%		-4.6%

Income from operations
Consolidated	$51,484	(28.0)%	$71,459	85.4%	$38,548
Nightclubs	$73,187	(11.6)%	$82,798	89.0%	$43,815
Bombshells	$6,502	(43.5)%	$11,504	(13.3)%	$13,264

Diluted earnings per share	$3.13		$4.91		$3.37

Net cash provided by operating activities	$59,130	(8.3)%	$64,509	53.6%	$41,991

Free cash flow*	$53,176	(9.7)%	$58,911	63.3%	$36,084
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

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the three most recently completed fiscal years:

	2023	2022	2021
Revenues
Sales of alcoholic beverages	43.3%	42.3%	44.4%
Sales of food and merchandise	14.9%	16.6%	21.1%
Service revenues	35.3%	35.1%	28.4%
Other	6.5%	6.0%	6.1%
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	18.3%	17.8%	18.3%
Food and merchandise sold	35.1%	35.1%	33.6%
Service and other	0.2%	0.3%	0.6%
Total cost of goods sold (exclusive of items shown separately below)	13.3%	13.5%	15.4%
Salaries and wages	27.1%	25.6%	25.9%
Selling, general and administrative	31.7%	29.5%	28.0%
Depreciation and amortization	5.2%	4.6%	4.2%
Other charges, net	5.3%	0.2%	6.8%
Total operating expenses	82.5%	73.3%	80.3%
Income from operations	17.5%	26.7%	19.7%
Other income (expenses)
Interest expense	(5.4)%	(4.5)%	(5.1)%
Interest income	0.1%	0.2%	0.1%
Non-operating gains, net	—%	0.1%	2.7%
Income before income taxes	12.2%	22.5%	17.5%
Income tax expense	2.3%	5.3%	2.0%
Net income	9.9%	17.2%	15.4%
†Percentages may not foot due to rounding in this and in all of the succeeding tables presenting percentages in this report. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Better (Worse)
	2023 vs. 2022		2022 vs. 2021
	Amount	%	Amount	%
Revenues
Sales of alcoholic beverages	$13,946	12.3%	$26,631	30.7%
Sales of food and merchandise	(388)	(0.9)%	3,183	7.7%
Service revenues	9,689	10.3%	38,427	69.3%
Other	2,923	18.1%	4,121	34.3%
Total revenues	26,170	9.8%	72,362	37.1%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	(3,136)	(15.6)%	(4,272)	(26.9)%
Food and merchandise sold	108	0.7%	(1,743)	(12.6)%
Service and other	35	11.0%	57	15.2%
Total cost of goods sold (exclusive of items shown separately below)	(2,993)	(8.3)%	(5,958)	(19.8)%
Salaries and wages	(11,053)	(16.1)%	(17,820)	(35.2)%
Selling, general and administrative	(14,177)	(18.0)%	(24,239)	(44.4)%
Depreciation and amortization	(2,760)	(22.3)%	(4,153)	(50.4)%
Other charges, net	(15,162)	(3,246.7)%	12,719	96.5%
Total operating expenses	(46,145)	(23.5)%	(39,451)	(25.2)%
Income from operations	(19,975)	(28.0)%	32,911	85.4%
Other income/expenses
Interest expense	(3,976)	(33.3)%	(1,958)	(19.6)%
Interest income	(23)	(5.6)%	158	62.5%
Non-operating gains/losses, net	(211)	(100.0)%	(5,119)	*
Income/loss before income taxes	(24,185)	(40.2)%	25,992	76.1%
Income tax expense/benefit	7,225	51.3%	(10,082)	*
Net income/loss	$(16,960)	(36.8)%	$15,910	*
*Not meaningful.
Revenues
Consolidated revenues increased by $26.2 million, or 9.8%, from 2022 to 2023 due mainly from newly acquired locations partially offset by a decrease in same-store sales and a sales decrease from locations closed in 2023. From 2021 to 2022, consolidated revenues increased by $72.4 million, or 37.1%, due to increases in same-store sales, newly acquired and constructed locations, and from locations closed in 2021 and reopened in 2022.

Segment contribution to total revenues was as follows (dollar amounts in thousands):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Nightclubs
Sales of alcoholic beverages	$96,325	20.4%	$80,001	47.3%	$54,305
Sales of food and merchandise	19,995	9.3%	18,289	6.2%	17,221
Service revenues	103,217	10.4%	93,481	69.5%	55,146
Other revenues	17,211	18.9%	14,480	35.6%	10,676
	236,748	14.8%	206,251	50.2%	137,348
Bombshells
Sales of alcoholic beverages	30,937	(7.1)%	33,315	2.9%	32,380
Sales of food and merchandise	23,911	(8.1)%	26,005	8.9%	23,890
Service revenues	360	(11.5)%	407	29.2%	315
Other revenues	515	160.1%	198	450.0%	36
	55,723	(7.0)%	59,925	5.8%	56,621
Other
Other revenues	1,319	(8.7)%	1,444	12.0%	1,289
	$293,790	9.8%	$267,620	37.1%	$195,258
Nightclubs segment revenues. Nightclubs revenues increased by 14.8% from 2022 to 2023 and by 50.2% from 2021 to 2022, as explained below.

	2023 vs. 2022	2022 vs. 2021
Impact of 3.5% decrease and 10.1% increase in same-store sales, respectively, to total revenues	(3.2)%	9.5%
Newly acquired units	18.4%	30.5%
Closed units	(0.4)%	10.1%
Other	—%	0.1%
	14.8%	50.2%
Nightclubs segment sales mix for the three fiscal years, below:

	2023	2022	2021
Sales of alcoholic beverages	40.7%	38.8%	39.5%
Sales of food and merchandise	8.4%	8.9%	12.5%
Service revenues	43.6%	45.3%	40.2%
Other	7.3%	7.0%	7.8%
	100.0%	100.0%	100.0%
The 2023 new units include six clubs, one of which was acquired in October 2022 and five acquired in March 2023. The 2022 new units include fifteen clubs, of which eleven were acquired in October 2021, one acquired in November 2021, one acquired in May 2022, and two acquired in July 2022. See Note 14 to our consolidated financial statements for more information on our club acquisitions. In total, these 2023 and 2022 newly acquired clubs contributed $18.2 million and $41.9 million in revenues, respectively, during their year of acquisition. No new clubs were acquired in 2021.
Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.8 million in 2023, $1.6 million in 2022, and $1.5 million in 2021.

Bombshells segment revenues. Bombshells revenues decreased by 7.0% from 2022 to 2023 and increased by 5.8% from 2021 to 2022, as explained below.

	2023 vs. 2022	2022 vs. 2021
Impact of 14.6% and 4.6% decrease in same-store sales, respectively, to total revenues	(13.5)%	(4.6)%
New units	6.5%	10.1%
Closed units	—%	—%
Other	—%	0.3%
	(7.0)%	5.8%
Bombshells segment sales mix for the three fiscal years is as follows:

	2023	2022	2021
Sales of alcoholic beverages	55.5%	55.6%	57.2%
Sales of food and merchandise	42.9%	43.4%	42.2%
Service and other revenues	1.6%	1.0%	0.6%
	100.0%	100.0%	100.0%
No new Bombshells location was opened in 2021. Bombshells Arlington was opened in the first quarter of 2022. Bombshells San Antonio was acquired from our franchisee in the second quarter of 2023. We also acquired a food hall in Greenwood Village, Colorado during the first quarter of 2023.
Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. Drink Robust sales were $145,000, $201,000, and $249,000 in fiscal 2023, 2022, and 2021, respectively, which exclude intercompany sales to Nightclubs and Bombshells units amounting to $254,000, $261,000, and $141,000 in fiscal 2023, 2022, and 2021, respectively. Media business revenues were $1.1 million, $1.2 million, and $1.0 million in fiscal 2023, 2022, and 2021, respectively.
Operating Expenses
Total operating expenses, as a percent of consolidated revenues, were 82.5%, 73.3%, and 80.3% for the fiscal year 2023, 2022, and 2021, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.
Cost of goods sold. Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, and Drink Robust. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.3%, 13.5%, and 15.4% for fiscal 2023, 2022, and 2021, respectively. See page 31 above for the breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.1%, 10.5%, and 11.8% for fiscal 2023, 2022, and 2021, respectively, which was primarily caused by shifts in sales mix among the three fiscal years. Bombshells cost of goods sold was 22.4%, 23.5%, and 23.8% for fiscal 2022, 2021, and 2020, respectively, which was mainly driven by menu price increases in 2023 and 2022 in response to inflation, and the shift in sales mix to lower-margin food sales in 2021.
Salaries and wages. Consolidated salaries and wages increased by $11.1 million, or 16.1%, from 2022 to 2023 and increased by $17.8 million, or 35.2%, from 2021 to 2022. The dollar increases are mostly from newly acquired or constructed locations. As a percentage of revenues, consolidated salaries and wages were 27.1%, 25.6%, and 25.9% in 2023, 2022, and 2021, respectively, mainly due to sales trend and the impact of fixed salaries on change in sales.

By reportable segment, salaries and wages are broken down as follows (dollar amounts in thousands):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Nightclubs	$50,489	23.6%	$40,859	51.4%	$26,986
Bombshells	14,949	2.5%	14,585	11.8%	13,041
Other	604	0.5%	601	3.3%	582
Corporate	13,458	8.5%	12,402	23.8%	10,018
	$79,500	16.1%	$68,447	35.2%	$50,627
Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in Corporate.
Salaries and wages as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2023	2022	2021
Nightclubs	21.3%	19.8%	19.6%
Bombshells	26.8%	24.3%	23.0%
Other	45.8%	41.6%	45.2%
Corporate	4.6%	4.6%	5.1%
	27.1%	25.6%	25.9%
Selling, general and administrative expenses. The components of consolidated selling, general and administrative expenses are in the tables below (dollar amounts in thousands):

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Taxes and permits	$11,966	4.1%	$9,468	3.5%	$8,701	4.5%
Advertising and marketing	11,928	4.1%	9,860	3.7%	6,676	3.4%
Supplies and services	10,724	3.7%	8,614	3.2%	6,190	3.2%
Insurance	10,268	3.5%	10,152	3.8%	5,676	2.9%
Lease	7,206	2.5%	6,706	2.5%	3,942	2.0%
Legal	3,742	1.3%	1,995	0.7%	3,997	2.0%
Utilities	5,760	2.0%	4,585	1.7%	3,366	1.7%
Charge card fees	7,090	2.4%	6,292	2.4%	3,376	1.7%
Security	5,618	1.9%	4,404	1.6%	3,892	2.0%
Accounting and professional fees	4,286	1.5%	3,909	1.5%	2,031	1.0%
Repairs and maintenance	4,924	1.7%	3,754	1.4%	2,767	1.4%
Stock-based compensation	2,588	0.9%	2,353	0.9%	—	—%
Other	6,924	2.4%	6,755	2.5%	3,994	2.0%
	$93,024	31.7%	$78,847	29.5%	$54,608	28.0%

By reportable segment, selling, general and administrative expenses are broken down as follows (dollar amounts in thousands):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Nightclubs	$61,350	19.6%	$51,285	56.7%	$32,725
Bombshells	18,928	9.4%	17,295	16.2%	14,883
Other	602	44.0%	418	76.4%	237
Corporate	12,144	23.3%	9,849	45.6%	6,763
	$93,024	18.0%	$78,847	44.4%	$54,608
Selling, general and administrative expenses as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2023	2022	2021
Nightclubs	25.9%	24.9%	23.8%
Bombshells	34.0%	28.9%	26.3%
Other	45.6%	28.9%	18.4%
Corporate	4.1%	3.7%	3.5%
	31.7%	29.5%	28.0%
The significant variances in selling, general and administrative expenses are as follows:
As a percentage of revenues, relatively fixed expenses tend to be higher in rate due to lower sales, while more variable expenses tend to keep their rates even if dollar amounts are increasing. Nightclubs expenses increased as a percentage of segment revenue due to newly acquired clubs. Bombshells expenses increased as a percentage of segment revenue due to lower sales.
Depreciation and amortization. Depreciation and amortization increased by $2.8 million, or 22.3%, from 2022 to 2023 and increased by $4.2 million, or 50.4%, from 2021 to 2022. The increase from 2021 to 2022 was mainly caused by the growth in our depreciable asset base and amortizable intangibles caused by acquired clubs and a new Bombshells unit, while the increase from 2022 to 2023 was mainly from newly acquired clubs.
Other charges, net. The components of other charges, net are in the table below (dollars in thousands):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Impairment of assets	$12,629	568.9%	$1,888	(86.1)%	$13,612
Settlement of lawsuits	3,759	165.3%	1,417	5.0%	1,349
Gain on sale of businesses and assets	(682)	(71.3)%	(2,375)	355.0%	(522)
Gain on insurance	(77)	(83.4)%	(463)	(63.0)%	(1,253)
	$15,629	3,246.7%	$467	(96.5)%	$13,186
The significant variances in other charges, net are discussed below:
During 2023, we recorded aggregate impairment charges amounting to $12.6 million related to goodwill of four clubs ($4.2 million), SOB licenses of eight clubs ($6.5 million), operating lease right-of-use asset and property and equipment of a closed club ($1.1 million), and software of two investment projects ($814,000). During 2022, we recorded aggregate impairment charges amounting to $1.9 million related to goodwill of one club ($566,000), SOB license of one club ($293,000), and property and equipment of one club and one Bombshells unit ($1.0 million). During 2021, we recorded aggregate impairment charges amounting to $13.6 million related to goodwill of seven clubs ($6.3 million), SOB licenses of three clubs ($5.3 million), and property and equipment of five clubs, one of which is held for sale ($2.0 million).

In 2023, we recognized settlements with the New York Department of Labor amounting to $3.1 million related to the assessment by the New York Department of Labor for state unemployment insurance. In 2022, we settled several cases including the image infringement lawsuit and the securities class actions part of which was paid by insurance. In 2021, we settled a case with one of our Bombshells landlords for $1.0 million. See Note 10 to our consolidated financial statements.
Refer to dispositions in Note 14 to our consolidated financial statement for details on gains or losses on sale of businesses and assets.
In relation to insurance claims and recoveries, we recognized a $77,000 gain in 2023, $463,000 gain in 2022, and $1.3 million gain in 2021 mainly related to a fire in one of our clubs in Washington Park, Illinois toward the end of fiscal 2018 and a hurricane that damaged one of our clubs in Sulphur, Louisiana in August 2020. The rest of the claims for the Sulphur club were received in 2022. Gains related to insurance recoveries are recognized when the contingencies related to the insurance claims have been resolved, which may be in a subsequent reporting period. See Note 13 to our consolidated financial statements.
Income from Operations
During fiscal 2023, 2022, and 2021, our consolidated operating margin was 17.5%, 26.7%, and 19.7%, respectively.
Below is a table which reflects segment contribution to income from operations (in thousands):

	2023	2022	2021
Nightclubs	$73,187	$82,798	$43,815
Bombshells	6,502	11,504	13,264
Other	(1,446)	57	35
Corporate	(26,759)	(22,900)	(18,566)
	$51,484	$71,459	$38,548
Nightclubs operating margin was 30.9%, 40.1%, and 31.9% in 2023, 2022, and 2021. Bombshells operating margin was 11.7%, 19.2%, and 23.4% in 2023, 2022, and 2021, respectively.
Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to discussion of Non-GAAP Financial Measures on page 41.

	2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$73,187	$6,502	$(1,446)	$(26,759)	$51,484
Amortization of intangibles	2,497	530	484	17	3,528
Settlement of lawsuits	3,552	207	—	—	3,759
Impairment of assets	11,815	—	814	—	12,629
Loss (gain) on sale of businesses and assets	(734)	77	—	(25)	(682)
Gain on insurance	(48)	—	—	(29)	(77)
Stock-based compensation	—	—	—	2,588	2,588
Non-GAAP operating income (loss)	$90,269	$7,316	$(148)	$(24,208)	$73,229

GAAP operating margin	30.9%	11.7%	(109.6)%	(9.1)%	17.5%
Non-GAAP operating margin	38.1%	13.1%	(11.2)%	(8.2)%	24.9%

	2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$82,798	$11,504	$57	$(22,900)	$71,459
Amortization of intangibles	2,042	6	61	9	2,118
Settlement of lawsuits	1,287	18	—	112	1,417
Impairment of assets	1,238	650	—	—	1,888
Loss (gain) on sale of businesses and assets	(2,010)	17	—	(382)	(2,375)
Gain on insurance	(463)	—	—	—	(463)
Stock-based compensation	—	—	—	2,353	2,353
Non-GAAP operating income (loss)	$84,892	$12,195	$118	$(20,808)	$76,397

GAAP operating margin	40.1%	19.2%	3.9%	(8.6)%	26.7%
Non-GAAP operating margin	41.2%	20.4%	8.2%	(7.8)%	28.5%

	2021
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$43,815	$13,264	$35	$(18,566)	$38,548
Amortization of intangibles	187	14	57	—	258
Settlement of lawsuits	275	59	5	1,010	1,349
Impairment of assets	13,612	—	—	—	13,612
Costs and charges related to debt refinancing	17	—	—	40	57
Loss (gain) on sale of businesses and assets	(580)	72	—	(14)	(522)
Gain on insurance	(1,209)	—	—	(44)	(1,253)
Non-GAAP operating income (loss)	$56,117	$13,409	$97	$(17,574)	$52,049

GAAP operating margin	31.9%	23.4%	2.7%	(9.5)%	19.7%
Non-GAAP operating margin	40.9%	23.7%	7.5%	(9.0)%	26.7%
Other Income/Expenses
Interest expense increased by approximately $4.0 million from 2022 to 2023 and by approximately $2.0 million from 2021 to 2022. The increase in interest expense was primarily caused by the significantly higher average debt balance from borrowings to finance our acquisitions.
We consider lease plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) is shown in the table below.

	2023	2022	2021
Lease	2.5%	2.5%	2.0%
Interest	5.4%	4.5%	4.8%
Total occupancy cost	7.9%	7.0%	6.8%
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

In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. See Note 8 to our consolidated financial statements.
Income Taxes
Income tax expense was approximately $6.8 million in 2023, $14.1 million in 2022, and $4.0 million in 2021. Our effective income tax rate was 19.0% in 2023, 23.4% expense in 2022, and 11.7% expense in 2021. The components of our annual effective income tax rate are the following:

	2023	2022	2021
Federal statutory income tax expense/benefit	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5%	3.0%	2.1%
Permanent differences	1.7%	0.2%	(1.3)%
Change in tax rates	(0.7)%	1.5%	(2.4)%
Change in valuation allowance	(0.5)%	0.6%	(1.9)%
Tax credits	(5.9)%	(3.0)%	(3.5)%
Other	(1.0)%	0.2%	(2.4)%
Total effective income tax rate	19.0%	23.4%	11.7%
The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, changes in the deferred tax asset valuation allowance, and tax credits that are mostly FICA tip credits.
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) unrealized loss on equity securities, (f) settlement of lawsuits, (g) gain on debt extinguishment, (h) costs and charges related to debt refinancing, (i) stock-based compensation, (j) the income tax effect of the above-described adjustments, and (k) change in deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 20.6%, 22.8%, and 13.5% effective tax rate of the pre-tax non-GAAP income before taxes for the 2023, 2022, and 2021, respectively, and the GAAP income tax expense. We believe that excluding and including such items help management and investors better understand our operating activities.

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
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	2023	2022	2021
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$29,246	$46,041	$30,336
Income tax expense	6,846	14,071	3,989
Interest expense, net	15,538	11,539	9,739
Settlement of lawsuits	3,759	1,417	1,349
Impairment of assets	12,629	1,888	13,612
Gain on sale of businesses and assets	(682)	(2,375)	(522)
Depreciation and amortization	15,151	12,391	8,238
Unrealized loss on equity securities	—	—	84
Gain on debt extinguishment	—	(138)	(5,329)
Gain on insurance	(77)	(463)	(1,253)
Stock-based compensation	2,588	2,353	—
Adjusted EBITDA	$84,998	$86,724	$60,243

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$29,246	$46,041	$30,336
Amortization of intangibles	3,528	2,118	258
Settlement of lawsuits	3,759	1,417	1,349
Impairment of assets	12,629	1,888	13,612
Gain on sale of businesses and assets	(682)	(2,375)	(522)
Costs and charges related to debt refinancing*	—	—	694
Unrealized loss on equity securities	—	—	84
Gain on debt extinguishment	—	(138)	(5,329)
Gain on insurance	(77)	(463)	(1,253)
Stock-based compensation	2,588	2,353	—
Change in deferred tax asset valuation allowance	(176)	343	(632)
Net income tax effect	(5,068)	(729)	(1,845)
Non-GAAP net income	$45,747	$50,455	$36,752

	2023	2022	2021
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,335,983	9,383,445	9,004,744
GAAP diluted earnings per share	$3.13	$4.91	$3.37
Amortization of intangibles	0.38	0.23	0.03
Settlement of lawsuits	0.40	0.15	0.15
Impairment of assets	1.35	0.20	1.51
Gain on sale of businesses and assets	(0.07)	(0.25)	(0.06)
Costs and charges related to debt refinancing*	—	—	0.08
Unrealized loss on equity securities	—	—	0.01
Gain on debt extinguishment	—	(0.01)	(0.59)
Gain on insurance	(0.01)	(0.05)	(0.14)
Stock-based compensation	0.28	0.25	—
Change in deferred tax asset valuation allowance	(0.02)	0.04	(0.07)
Net income tax effect	(0.54)	(0.08)	(0.20)
Non-GAAP diluted earnings per share	$4.90	$5.38	$4.08

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$51,484	$71,459	$38,548
Amortization of intangibles	3,528	2,118	258
Settlement of lawsuits	3,759	1,417	1,349
Impairment of assets	12,629	1,888	13,612
Costs and charges related to debt refinancing*	—	—	57
Gain on sale of businesses and assets	(682)	(2,375)	(522)
Gain on insurance	(77)	(463)	(1,253)
Stock-based compensation	2,588	2,353	—
Non-GAAP operating income	$73,229	$76,397	$52,049

	2023	2022	2021
Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	17.5%	26.7%	19.7%
Amortization of intangibles	1.2%	0.8%	0.1%
Settlement of lawsuits	1.3%	0.5%	0.7%
Impairment of assets	4.3%	0.7%	7.0%
Costs and charges related to debt refinancing*	—%	0.0%	—%
Gain on sale of businesses and assets	(0.2)%	(0.9)%	(0.3)%
Gain on insurance	—%	(0.2)%	(0.6)%
Stock-based compensation	0.9%	0.9%	—%
Non-GAAP operating margin	24.9%	28.5%	26.7%

*	Costs and charges related to debt refinancing in 2021 consist of $637,000 in interest expense and $57,000 in legal and professional fees. The $637,000 interest expense portion above includes $103,000 in unamortized debt issuance costs that were written off and $228,000 in expensed new loan costs.

The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2023, our cash and cash equivalents were $21.0 million as compared to $36.0 million at September 30, 2022. Because of the large volume of cash we handle, we have very stringent cash controls. As of September 30, 2023, we had negative working capital of $10.5 million compared to a working capital of $18.6 million as of September 30, 2022, excluding net assets held for sale amounting to $0 and $1.0 million as of September 30, 2023 and 2022, respectively. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
We have not recently raised capital through the issuance of equity securities although we have used equity recently in our acquisitions. Instead, we use debt financing to lower our overall cost of capital and increase our return on stockholders’ equity. We have a history of borrowing funds in private transactions and from sellers in acquisition transactions and have secured traditional bank financing on our new development projects and refinancing of our existing notes payable. There can be no assurance though that any of these financing options would be presently available on favorable terms, if at all. We also have historically utilized these cash flows to invest in property and equipment, adult nightclubs, and restaurants/sports bars.
During 2023, we acquired six clubs at an aggregate acquisition date fair value of $72.3 million, of which $29.0 million was in cash, $30.5 million in debt (with an acquisition date fair value of $30.4 million), and $16.0 million in equity (200,000 shares of our common stock with an acquisition date fair value of $12.8 million, discounted for lack of marketability due to the lock-up period).
During 2022, we acquired fifteen clubs at an aggregate acquisition date fair value of $132.6 million, of which $55.3 million was in cash, $49.0 million in debt (with an acquisition date fair value of $47.4 million) and $30.0 million in equity (500,000 shares of our common stock with an acquisition date fair value of $29.9 million, discounted for lack of marketability due to the lock-up period).
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	2023	2022	2021
Operating	$59,130	$64,509	$41,991
Investing	(64,824)	(67,797)	(6,814)
Financing	(9,263)	3,582	(15,096)
Net increase (decrease) in cash and cash equivalents	$(14,957)	$294	$20,081
We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.

Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	2023	2022	2021
Net income	$29,100	$46,060	$30,150
Depreciation and amortization	15,151	12,391	8,238
Deferred tax expense (benefit)	(1,781)	3,080	(1,253)
Stock-based compensation expense	2,588	2,353	—
Impairment of assets	12,629	1,888	13,612
Gain on debt extinguishment	—	(83)	(5,298)
Net change in operating assets and liabilities	(1,203)	(1,421)	(3,451)
Other	2,646	241	(7)
Net cash provided by operating activities	$59,130	$64,509	$41,991
Net cash flows from operating activities decreased from 2022 to 2023 mainly due to the lower same-store sales and the higher interest expense paid, partially offset by the lower income taxes paid. Net cash flows from operating activities increased from 2021 to 2022 mainly due to the operating results of the fifteen acquired clubs and one Bombshells opened.
In the next five years, we expect interest payments on our debts to range from $15.0 million in the early years to $8.0 million annually in the latter years for debts we owe as of September 30, 2023.
See Note 18 for our operating lease payment schedule for the next five years and thereafter.
Cash Flows from Investing Activities
Following are our summarized cash flows from investing activities (in thousands):

	2023	2022	2021
Proceeds from sale of businesses and assets	$4,245	$10,669	$5,415
Proceeds from notes receivable	229	182	130
Proceeds from insurance	86	648	1,152
Payments for property and equipment and intangible assets	(40,384)	(24,003)	(13,511)
Acquisition of businesses, net of cash acquired	(29,000)	(55,293)	—
Net cash used in investing activities	$(64,824)	$(67,797)	$(6,814)
In 2023, we acquired six clubs for a combined sum of $75.5 million (with an aggregate acquisition date fair value of $72.3 million), of which $29.0 million was in cash, $30.5 million in debt (with an acquisition date fair value of $30.4 million), and 200,000 shares of our common stock in equity (with an acquisition date fair value of $12.8 million). We also acquired several real estate properties for club and Bombshells sites totaling $19.7 million, and invested $7.5 million for future casino locations.
In 2022, we acquired fifteen clubs for a combined sum of $134.2 million (with an aggregate acquisition date fair value of $132.6 million), of which $55.3 million was in cash, $49.0 million in debt (with an acquisition date fair value of $47.4 million), and 500,000 shares of our common stock in equity (with an acquisition date fair value of $29.9 million). We also purchased an aircraft and six real estate properties, of which, four are for future Bombshells locations, one for a club that we were leasing, and another to replace a club location which was taken by eminent domain. Also in 2022, we received payment for four real estate properties. We did not receive payment for the eminent domain property mentioned above until November 2022. In 2021, we acquired four real estate properties either for future club or restaurant locations or for corporate use. On one of the real properties purchased, we opened a Bombshells restaurant on December 6, 2021 in Arlington, Texas. There were no new Bombshells units opened in 2021. We also sold two real estate properties in 2021. We opened two new Bombshells units in 2020 (one in Katy, Texas and another on U.S. Highway 59 in Houston, Texas) and sold three real estate properties.

As of September 30, 2023, 2022, and 2021, we had $7.7 million, $1.5 million, and $3.4 million in construction-in-progress related mostly to Bombshells opening in the subsequent fiscal years.
See Note 14 to our consolidated financial statements for details of our acquisition and disposition activities.
Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
New capital expenditures in new clubs and Bombshells units and equipment*	$34,430	$18,405	$7,604
Maintenance capital expenditures	5,954	5,598	5,907
Total capital expenditures, excluding business acquisitions	$40,384	$24,003	$13,511
*Includes real estate except those acquired through business acquisitions.
We expect capital expenditure payments in the range of $35.0 million to $40.0 million in 2024, $6.0 million to $8.0 million of which relate to maintenance capital expenditures to support our existing clubs and restaurants and our corporate office.
Cash Flows from Financing Activities
Following are our summarized cash flows from financing activities (in thousands):

	2023	2022	2021
Proceeds from debt obligations	$11,595	$35,820	$38,490
Payments on debt obligations	(15,650)	(14,894)	(49,178)
Purchase of treasury stock	(2,223)	(15,097)	(1,794)
Payment of dividends	(2,146)	(1,784)	(1,440)
Payment of loan origination costs	(239)	(463)	(1,174)
Distribution to noncontrolling interests	(600)	—	—
Net cash provided by (used in) financing activities	$(9,263)	$3,582	$(15,096)
See Note 8 to our consolidated financial statements for a detailed discussion of our debt obligations, including the future maturities of our debt obligations in the next five years and thereafter.
We purchased shares of our common stock representing 34,086 shares, 268,185 shares, and 74,659 shares in 2023, 2022, and 2021, respectively. We paid quarterly dividends of $0.04 per share in fiscal 2021 through the first quarter of 2022. In the second quarter of 2022 through the first quarter of 2023, we increased our quarterly dividends to $0.05 per share. Then starting in the second quarter of 2023, we increased our quarterly dividends to $0.06 per share. We expect annual dividend payments of $2.2 million in 2024 based on our current quarterly dividend rate.
Non-GAAP Cash Flow Measure
We also use certain non-GAAP cash flow measures, such as free cash flow. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2023	2022	2021
Net cash provided by operating activities	$59,130	$64,509	$41,991
Less: Maintenance capital expenditures	5,954	5,598	5,907
Free cash flow	$53,176	$58,911	$36,084

As a % of revenue	18.1%	22.0%	18.5%

We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
Other than the impact of uncertainties caused by near-term macro environment, including commodity and labor inflation and the lingering effect of the COVID-19 pandemic, and the contractual obligations described above, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt. We continue to monitor the macro environment and will adjust our overall approach to capital allocation as events and trends unfold.
The following table presents a summary of such indicators (dollars in thousands):

	2023	Inc (Dec)	2022	Inc (Dec)	2021
Sales of alcoholic beverages	$127,262	12.3%	$113,316	30.7%	$86,685
Sales of food and merchandise	43,906	(0.9)%	44,294	7.7%	41,111
Service revenues	103,577	10.3%	93,888	69.3%	55,461
Other revenues	19,045	18.1%	16,122	34.3%	12,001
Total revenues	$293,790	9.8%	$267,620	37.1%	$195,258
Net income attributable to RCIHH common stockholders	$29,246	(36.5)%	$46,041	51.8%	$30,336
Net cash provided by operating activities	$59,130	(8.3)%	$64,509	53.6%	$41,991
Adjusted EBITDA*	$84,998	(2.0)%	$86,724	44.0%	$60,243
Free cash flow*	$53,176	(9.7)%	$58,911	63.3%	$36,084
Debt (end of period)	$239,751	18.4%	$202,463	61.8%	$125,168
*See definition and calculation of Adjusted EBITDA and Free Cash Flow under Non-GAAP Financial Measures and Liquidity and Capital Resources above.
We have not established financing other than the notes payable discussed in Note 8 to the consolidated financial statements. There can be no assurance that we will be able to obtain additional financing on reasonable terms in the future, if at all, should the need arise.
Share Repurchase
As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our board of directors. During fiscal years 2023, 2022, and 2021, we paid for treasury stock amounting to $2.2 million, $15.1 million, and $1.8 million, representing 34,086 shares, 268,185 shares, and 74,659 shares, respectively. On May 24, 2022, the board of directors approved a $25.0 million increase in the Company's share repurchase program. We have approximately $16.6 million remaining to purchase additional shares as of September 30, 2023.
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
GROWTH STRATEGY
We believe that we can continue to grow organically and through careful entry into markets with high growth potential. Our growth strategy includes acquiring existing clubs, opening new clubs after market analysis, developing new club concepts that are consistent with our management and marketing skills, franchising our Bombshells brand, and developing and opening our Bombshells concept as our capital and manpower allow. We also strive to enter into businesses that complement our own, such as gaming, if they can enhance shareholder value.
All twelve of the existing Bombshells as of September 30, 2023 are located in Texas. Our food hall, which is currently being operated under our Bombshells segment, is located in Colorado. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
Recovering from the COVID-19 pandemic, we did not acquire any clubs nor open any new Bombshells units in 2021.
In 2022, we acquired fifteen clubs with an aggregate acquisition date fair value of $132.6 million, of which $55.3 million in cash, $49.0 million in debt (with an acquisition date fair value of $47.4 million), and 500,000 shares of our common stock in equity. We also opened a new Bombshells location in Arlington, Texas in December 2021 and our first franchised location in San Antonio, Texas opened in June 2022.
In 2023, we acquired six clubs with an aggregate acquisition date fair value of $72.3 million, of which $29.0 million was in cash, $30.5 million in debt (with an acquisition date fair value of $30.4 million), and 200,000 shares of our common stock in equity.
See Note 14 to our consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We have certain debts that have variable interest rates in effect as of September 30, 2023. An increase in interest rates in the future may have a negative impact on our results of operations and cash flows. A hypothetical 10% change in interest rates would have had a $680,000 impact on the Company's annual results of operations and cash flows.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item begins on page 49.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2023, the related consolidated statements of income, changes in equity, and cash flows for the year ended September 30, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated December 14, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
Impairment of Goodwill, Indefinite-lived Intangible Assets, and Long-lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and indefinite-lived intangible assets on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment of indefinite-lived intangible assets is recognized in the amount by which the carrying value of the assets exceed their fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset groups to the future undiscounted cash flows expected to be generated by the asset groups. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of September 30, 2023, the Company had goodwill of approximately $70.8 million, and indefinite-lived intangible assets of approximately $155.5 million. Long-lived assets consisted of property and equipment, right of use assets, and intangible assets subject to amortization totaling approximately $341.2 million. During the year ended September 30, 2023 the Company recorded an impairment of these assets of approximately $12.6 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill, indefinite-lived intangible asset, and long-lived asset impairment process, including controls over the identification of relevant assets at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual reporting unit or asset, as necessary, and controls over the key assumptions as noted above. These procedures also included, among others, (1) testing management’s process for developing the fair value estimates of the reporting units or assets; (2) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (3) testing the completeness and accuracy of underlying data used in the models; and (4) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved, with the assistance of valuation specialists, evaluating whether the assumptions used by management were reasonable considering (1) the historical performance of the reporting unit or asset group; (2) the consistency with external market data; and (3) sensitivities over significant inputs and assumptions, including the development of a point estimate.
Fair Value Measurement of Consideration and, Tangible and Intangible Assets Acquired in Business Acquisitions
As described in Note 14 to the consolidated financial statements, the Company completed two business acquisitions with an aggregate acquisition price totaling approximately $72.3 million during the year ended September 30, 2023.
The Company accounts for business combinations using the acquisition method, which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The fair value of the tangible assets acquired were measured using adjusted market prices and/or cost models. The fair values of intangible assets acquired are typically estimated using an income approach, which is based on the present value of future discounted cash flows. Management applied significant judgment in estimating the fair value of the consideration and, tangible and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors. In addition, the discount for lack of marketability applied to the common stock consideration was estimated based on an analysis of restricted stock studies, empirical data for discounts, and quantitative models.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included identifying and evaluating the design and testing the operating effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the assets acquired and consideration, and controls over the development of the valuation models, as well as the significant assumptions related to the rate of future revenue growth, profitability of the acquired business, and the discount rate. These procedures also included, among others: (1) Reading the purchase agreement.; (2) Testing management’s process for estimating the fair values of the net assets acquired. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth, profitability of the acquired business, and the discount rate. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the historical performance of the acquired businesses and market comparable information, as well as economic and industry forecasts. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.; (3) Developing an independent point estimate for the consideration.; and (4) Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models, the reasonableness of the discount rate, and evaluating the assumptions for the fair value of the assets. They also assisted us in developing an independent model and assumptions for the consideration.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of Friedman LLP by Marcum LLP effective September 1, 2022).
Marlton, New Jersey
December 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2022, the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended September 30, 2022 and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Friedman LLP
Friedman LLP
We have served as the Company’s auditor from 2019 to 2023.
Marlton, New Jersey
December 14, 2022

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$21,023	$35,980
Accounts receivable, net	9,846	8,510
Current portion of notes receivable	249	230
Inventories	4,412	3,893
Prepaid expenses and other current assets	1,943	1,499
Assets held for sale	—	1,049
Total current assets	37,473	51,161
Property and equipment, net	282,705	224,615
Operating lease right-of-use assets, net	34,931	37,048
Notes receivable, net of current portion	4,443	4,691
Goodwill	70,772	67,767
Intangibles, net	179,145	144,049
Other assets	1,415	1,407
Total assets	$610,884	$530,738

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,111	$5,482
Accrued liabilities	16,051	11,328
Current portion of debt obligations, net	22,843	11,896
Current portion of operating lease liabilities	2,977	2,795
Total current liabilities	47,982	31,501
Deferred tax liability, net	29,143	30,562
Debt, net of current portion and debt discount and issuance costs	216,908	190,567
Operating lease liabilities, net of current portion	35,175	36,001
Other long-term liabilities	352	349
Total liabilities	329,560	288,980

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,397,639 shares and 9,231,725 shares issued and outstanding as of September 30, 2023 and 2022, respectively	94	92
Additional paid-in capital	80,437	67,227
Retained earnings	201,050	173,950
Total RCIHH stockholders’ equity	281,581	241,269
Noncontrolling interests	(257)	489
Total equity	281,324	241,758
Total liabilities and equity	$610,884	$530,738
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of shares data)

	Years Ended September 30,
	2023	2022	2021
Revenues
Sales of alcoholic beverages	$127,262	$113,316	$86,685
Sales of food and merchandise	43,906	44,294	41,111
Service revenues	103,577	93,888	55,461
Other	19,045	16,122	12,001
Total revenues	293,790	267,620	195,258
Operating expenses
Cost of goods sold
Alcoholic beverages sold	23,291	20,155	15,883
Food and merchandise sold	15,429	15,537	13,794
Service and other	282	317	374
Total cost of goods sold (exclusive of items shown separately below)	39,002	36,009	30,051
Salaries and wages	79,500	68,447	50,627
Selling, general and administrative	93,024	78,847	54,608
Depreciation and amortization	15,151	12,391	8,238
Other charges, net	15,629	467	13,186
Total operating expenses	242,306	196,161	156,710
Income from operations	51,484	71,459	38,548
Other income (expenses)
Interest expense	(15,926)	(11,950)	(9,992)
Interest income	388	411	253
Non-operating gains, net	—	211	5,330
Income before income taxes	35,946	60,131	34,139
Income tax expense	6,846	14,071	3,989
Net income	29,100	46,060	30,150
Net loss (income) attributable to noncontrolling interests	146	(19)	186
Net income attributable to RCIHH common stockholders	$29,246	$46,041	$30,336

Earnings per share
Basic and diluted	$3.13	$4.91	$3.37

Weighted average shares used in computing earnings per share
Basic and diluted	9,335,983	9,383,445	9,004,744

Dividends per share	$0.23	$0.19	$0.16
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended September 30, 2023, 2022, and 2021
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2020	9,074,569	$91	$51,833	$100,797	—	$—	$(414)	$152,307
Purchase of treasury shares	—	—	—	—	(74,569)	(1,794)	—	(1,794)
Canceled treasury shares	(74,659)	(1)	(1,793)	—	74,569	1,794	—	—
Payment of dividends	—	—	—	(1,440)	—	—	—	(1,440)
Net income (loss)	—	—	—	30,336	—	—	(186)	30,150
Balance at September 30, 2021	8,999,910	90	50,040	129,693	—	—	(600)	179,223
Issuance of common shares for business combination	500,000	5	29,928	—	—	—	—	29,933
Purchase of treasury shares	—	—	—	—	(268,185)	(15,097)	—	(15,097)
Canceled treasury shares	(268,185)	(3)	(15,094)	—	268,185	15,097	—	—
Payment of dividends	—	—	—	(1,784)	—	—	—	(1,784)
Stock-based compensation expense	—	—	2,353	—	—	—	—	2,353
Investment from noncontrolling partner	—	—	—	—	—	—	1,070	1,070
Net income	—	—	—	46,041	—	—	19	46,060
Balance at September 30, 2022	9,231,725	92	67,227	173,950	—	—	489	241,758
Issuance of common shares for business combination	200,000	2	12,845	—	—	—	—	12,847
Purchase of treasury shares	—	—	—	—	(34,086)	(2,223)	—	(2,223)
Canceled treasury shares	(34,086)	—	(2,223)	—	34,086	2,223	—	—
Payment of dividends	—	—	—	(2,146)	—	—	—	(2,146)
Stock-based compensation expense	—	—	2,588	—	—	—	—	2,588
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income (loss)	—	—	—	29,246	—	—	(146)	29,100
Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,100	$46,060	$30,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,151	12,391	8,238
Deferred tax expense (benefit)	(1,781)	3,080	(1,253)
Gain on sale of businesses and assets	(870)	(2,970)	(714)
Impairment of assets	12,629	1,888	13,612
Amortization and writeoff of debt discount and issuance costs	615	314	311
Doubtful accounts expense (reversal) on notes receivable	—	753	(80)
Unrealized loss on equity securities	—	—	84
Gain on insurance	(77)	(463)	(1,337)
Noncash lease expense	2,978	2,607	1,729
Stock-based compensation expense	2,588	2,353	—
Gain on debt extinguishment	—	(83)	(5,298)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,383)	(175)	(769)
Inventories	177	(554)	(287)
Prepaid expenses, other current, and other assets	(366)	387	4,120
Accounts payable, accrued, and other liabilities	1,369	(1,079)	(6,515)
Net cash provided by operating activities	59,130	64,509	41,991

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	4,245	10,669	5,415
Proceeds from notes receivable	229	182	130
Proceeds from insurance	86	648	1,152
Payments for property and equipment and intangible assets	(40,384)	(24,003)	(13,511)
Acquisition of businesses, net of cash acquired	(29,000)	(55,293)	—
Net cash used in investing activities	(64,824)	(67,797)	(6,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $0, $650, and $0, respectively	11,595	35,820	38,490
Payments on debt obligations	(15,650)	(14,894)	(49,178)
Purchase of treasury stock	(2,223)	(15,097)	(1,794)
Payment of dividends	(2,146)	(1,784)	(1,440)
Payment of loan origination costs	(239)	(463)	(1,174)
Share in return of investment by noncontrolling partner	(600)	—	—
Net cash provided by (used in) financing activities	(9,263)	3,582	(15,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,957)	294	20,081

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,980	35,686	15,605
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,023	$35,980	$35,686

CASH PAID DURING THE YEAR FOR:
Interest paid, net of amounts capitalized	$15,156	$11,227	$10,362
Income taxes paid (net of refunds of $1,656, $2,256, and $2,201, in 2023, 2022, and 2021, respectively)	$8,636	$9,500	$5,389

Non-cash investing and financing transactions:
	Years Ended September 30,
	2023	2022	2021
Debt incurred in connection with acquisition of businesses	$30,405	$49,000	$—
Debt incurred in connection with purchase of property and equipment	$10,476	$9,201	$—
Notes receivable received as proceeds from sale of assets	$—	$2,700	$—
Investment from noncontrolling partner in connection with purchase of property	$—	$1,070	$—
Issuance of shares of common stock for acquisition of business:
Number of shares	200,000	500,000	—
Fair value at acquisition date	$12,847	$29,933	$—
Refinanced long-term debt	$—	$—	$62,832
Adjustment to operating lease right-of-use assets related to new and renewed leases	$1,864	$21,424	$491
Adjustment to operating lease liabilities related to new and renewed leases	$2,163	$21,424	$491
Unpaid liabilities on capital expenditures	$1,967	$1,503	$830
Receivable on eminent domain disposition	$—	$1,047	$—
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
1. Nature of Business
RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Tomball, Katy, Pearland, Dickinson, Odessa, Lubbock, Longview, Tye, Round Rock, Edinburg, El Paso, Harlingen, Arlington, and Beaumont, Texas, as well as Denver, Colorado; Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte and Raleigh, North Carolina; New York and Newburgh, New York; Miami, Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; Portland, Maine; Louisville, Kentucky; Indianapolis, Indiana; and Chicago, Washington Park, Sauget, and Kappa, Illinois. The Company also owns and operates media businesses for the adult industry. The Company’s corporate offices are located in Houston, Texas.
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
Fiscal Year
Our fiscal year ends on September 30. References to years 2023, 2022, and 2021 are for fiscal years ended September 30, 2023, 2022, and 2021, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Accounts and Notes Receivable
Accounts receivable for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s accounts receivable are primarily comprised of receivables for advertising sales and Expo registration. Accounts receivable also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that accounts or notes receivable will not be collected. Allowance for doubtful accounts balance related to accounts receivable was $62,000 and $30,000 as of September 30, 2023 and 2022, respectively (see Note 4). Allowance for doubtful accounts balance related to notes receivable was $0 and $0 as of September 30, 2023 and 2022, respectively.
Inventories
Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $0 in all three fiscal years presented.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2023, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $4.2 million. For the year ended September 30, 2022, we identified one reporting unit that was impaired and recognized a goodwill impairment loss of $566,000. For the year ended September 30, 2021, we identified seven reporting units that were impaired and recognized a goodwill impairment loss totaling $6.3 million.
For indefinite-lived intangibles, specifically sexually-oriented business ("SOB") licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $6.5 million in 2023 related to eight clubs, $293,000 in 2022 related to one club, $5.3 million in 2021 related to three clubs, which are included in other charges, net in the consolidated statements of income.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. During fiscal 2023, the Company impaired one club for $58,000; during 2022, the Company impaired one club and one Bombshells for a total of $1.0 million; and during fiscal 2021, the Company impaired five clubs (including one later reclassified as held for sale) for a total of $2.0 million. The Company also impaired one club in fiscal 2023 for operating lease right-of-use assets amounting to $1.0 million and software amounting to $814,000 related to two venture projects. See Notes 5 and 18.
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
Commission revenues, such as ATM commission, are recognized when the basis for such commission has transpired. Revenues from the sale of magazines and advertising content are recognized when the issue is published and shipped. Revenues and external expenses related to the Company’s annual Expo convention are recognized upon the completion of the convention, which normally occurs during our fiscal fourth quarter. Lease revenue (included in other revenues) is recognized when earned (recognized over time) and is more appropriately covered by guidance under ASC 842, Leases. Lease revenue is generally recognized ratably over the term of the lease. A substantial portion of our lessor contracts are classified as operating lease and a number of them are month-to-month or short-term contracts.
Revenue from initial franchise and area development fees are recognized as the performance obligations are satisfied over the term of the franchise agreement. Franchise royalties and advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur.
Refer to Notes 3 and 18 for additional disclosures on revenues and leases, respectively.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Paycheck Protection Program
The Company’s policy is to account for the Paycheck Protection Program (“PPP”) loans as debt (see Note 8). The Company will continue to record the loans as debt until either (1) the loans are partially or entirely forgiven and the Company has been legally released from the obligation, at which point the amount forgiven will be recorded as income, or (2) the Company pays off the loans.
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
During the years ended September 30, 2023, 2022, and 2021, the Company did not have any adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings per share. For fiscal 2023 and 2022, we excluded 300,000 stock options from the calculation of diluted earnings per share because the effect was anti-dilutive. There were no other potentially dilutive securities outstanding during fiscal 2021.
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
Share Repurchases
The Company accounts for treasury stock transactions using the cost method. When treasury shares are retired, we charge the excess of the repurchase price over the par value of the repurchased shares to additional paid-in capital. We also charge additional paid-in capital for any excise tax incurred related to share repurchases.
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
The following table provides the significant assumptions used in determining the estimated grant date fair value of the stock options granted in fiscal 2022. No grants were awarded in fiscal 2023 and 2021.

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
The Company classifies its marketable securities as available-for-sale, which are reported at fair value. Realized gains and losses (including unrealized holding gains and losses) from securities classified as available-for-sale are included in comprehensive income. The Company measures the fair value of its marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2023, 2022, and 2021.
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
Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment*	$21,454	$—	$—	$21,454
Indefinite-lived intangibles*	43,948	—	—	43,948
Indefinite-lived intangibles**	2,996	—	—	2,996
Definite-lived intangibles**	8,220	—	—	8,220
Goodwill*	6,881	—	—	6,881
Goodwill**	1,084	—	—	1,084
Current assets*	696	—	—	696

		Fair Value at Reporting Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment*	$32,904	$—	$—	$32,904
Property and equipment**	3,432	—	—	3,432
Indefinite-lived intangibles*	50,454	—	—	50,454
Definite-lived intangibles*	27,986	—	—	27,986
Goodwill*	20,608	—	—	20,608
Goodwill**	663	—	—	663
Current assets*	681	—	—	681
*Certain assets and liabilities measured at the acquisition dates.
** Measured at year-end impairment testing.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Loss/Impairments) Recognized
	Years Ended September 30,
Description	2023	2022	2021
Goodwill	$(4,239)	$(566)	$(6,307)
Property and equipment, net (including held for sale)	(58)	(1,029)	(2,202)
Indefinite-lived intangibles	(5,516)	(293)	(5,296)
Definite-lived intangibles	(1,813)	—	—
Operating lease right-of-use assets	(1,003)	—	—
Other assets (equity securities)	—	—	(84)
The significant unobservable inputs used in our level 3 fair value measurements are as follows:

Range (Weighted Average)
Areas	Valuation Techniques	Unobservable Input	2023	2022	2021

Property and equipment	Discounted cash flow	EBITDA multiple	1x - 12x (11x)	9x - 10x (10x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (1.25%)	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	11% (11.0%)	12.5% (12.5%)	13% - 17% (15%)

Goodwill	Discounted cash flow	EBITDA multiple	9x - 12x (12x)	8x - 10x (9x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	11% (11%)	12.5% (12.5%)	13% - 17% (15%)

SOB licenses	Multiperiod excess earnings	EBITDA multiple	12x (12x)	9x - 10x (10x)	8x (8x)
		Revenue/EBITDA growth rate	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	11% (11%)	12.5% (12.5%)	13% - 17% (15%)
		Contributory asset charges rate	10% - 21.5% (15%)	0.5% - 7.4% (2.3%)	1.4% - 8.0% (4%)

Tradename	Relief-from-royalty method	Revenue growth rate	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)	0% - 2.5% (2.5%)
		Terminal multiple	12x (12x)	9x - 10x (9x)	8x (8x)
		Royalty rate	3% - 6% (4.7%)	3.5% - 4.5% (4%)	None
		Weighted average cost of capital	11% (11%)	12.5% (12.5%)	15% (15%)

Operating lease right-of-use assets	Discounted cash flow	EBITDA growth rate	1.5% - 2.5% (2.3%)	0% - 2.5% (1.5%)	0% - 2.5% (1%)
		Weighted average cost of capital	11% (11%)	12.5% (12.5%)	13% - 17% (15%)

Business combinations	Various*	Growth rate	0% - 11.2% (5.5%)	2.5% - 10% (4.8%)	None
		Weighted average cost of capital	16.5% - 18.0% (17.8%)	15% - 19.5% (18.1%)	None
		Internal rate of return	16.5% - 30.0% (22.4%)	15% - 21.5% (19.4%)	None
		Contributory asset charges rate	15.6% - 21.5% (16.3%)	8.5% - 10.2% (9.3%)	None
* Includes all of the valuation techniques for each of the fair valued assets above as of each acquisition date.
Reclassification
We made certain reclassification adjustments to segment disclosures related to prepaid insurance and goodwill. These assets were acquired by the registrant and presented in Corporate segment but mostly benefit subsidiaries belonging to other reportable segments. Prior year disclosures were also made to conform to current year presentation. There is no impact in consolidated total assets, results of operations, and cash flows in all periods presented. See Note 16.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Impact of Recently Issued Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends Accounting Standards Codification ("ASC") Topic 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are still evaluating the impact of this ASU but we do not expect it to have a material impact on our consolidated financial statements.
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
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the ASU are to (1)) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The FASB decided to require a joint venture to apply a new basis of accounting upon formation that will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments of this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. early adoptions is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We are still evaluating the impact of this ASU on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 16), are shown below (in thousands).

	Fiscal 2023
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$96,325	$30,937	$—	$127,262
Sales of food and merchandise	19,995	23,911	—	43,906
Service revenues	103,217	360	—	103,577
Other revenues	17,211	515	1,319	19,045
	$236,748	$55,723	$1,319	$293,790

Recognized at a point in time	$234,981	$55,677	$1,274	$291,932
Recognized over time	1,767	46	45	1,858
	$236,748	$55,723	$1,319	$293,790

	Fiscal 2022
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$80,001	$33,315	$—	$113,316
Sales of food and merchandise	18,289	26,005	—	44,294
Service revenues	93,481	407	—	93,888
Other revenues	14,480	198	1,444	16,122
	$206,251	$59,925	$1,444	$267,620

Recognized at a point in time	$204,644	$59,918	$1,443	$266,005
Recognized over time	1,607	7	1	1,615
	$206,251	$59,925	$1,444	$267,620

	Fiscal 2021
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$54,305	$32,380	$—	$86,685
Sales of food and merchandise	17,221	23,890	—	41,111
Service revenues	55,146	315	—	55,461
Other revenues	10,676	36	1,289	12,001
	$137,348	$56,621	$1,289	$195,258

Recognized at a point in time	$135,799	$56,617	$1,284	$193,700
Recognized over time	1,549	4	5	1,558
	$137,348	$56,621	$1,289	$195,258

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
3. Revenues - continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below (in thousands):

	Balance at September 30, 2021	Consideration Received	Recognized in Revenue	Balance at September 30, 2022	Consideration Received (Refunded)	Recognized in Revenue	Balance at September 30, 2023
Ad revenue	$84	$611	$(613)	$82	$451	$(484)	$49
Expo revenue	151	426	(569)	8	574	(581)	1
Other (including franchise fees, see below)	119	33	(8)	144	(51)	(47)	46
	$354	$1,070	$(1,190)	$234	$974	$(1,112)	$96
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 4), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of income.
On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant. The first Bombshells franchised location opened in June 2022. On May 2, 2022, the Company signed a franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. Upon execution of the agreement, the Company received $50,000 in development fees representing 100% of the initial franchise fee of the first restaurant. In February 2023, the Company purchased the franchised Bombshells unit in San Antonio, Texas.
4. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	September 30,
	2023	2022
Credit card receivables	$4,141	$2,687
Income tax refundable	2,989	2,979
ATM-in-transit	1,675	819
Other (net of allowance for doubtful accounts of $62 and $30, respectively)	1,041	2,025
Total accounts receivable, net	$9,846	$8,510
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Selected Account Information - continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,
	2023	2022
Prepaid insurance	$375	$191
Prepaid legal	184	61
Prepaid taxes and licenses	486	391
Prepaid rent	346	296
Other	552	560
Total prepaid expenses and other current assets	$1,943	$1,499
The components of accrued liabilities are as follows (in thousands):

	September 30,
	2023	2022
Payroll and related costs	$4,412	$3,186
Property taxes	3,086	2,618
Sales and liquor taxes	2,468	2,227
Insurance	9	30
Interest	654	499
Patron tax	914	467
Lawsuit settlement	2,448	246
Unearned revenues	96	234
Other	1,964	1,821
Total accrued liabilities	$16,051	$11,328
The components of selling, general and administrative expenses are as follows (in thousands):

	2023	2022	2021
Taxes and permits	$11,966	$9,468	$8,701
Advertising and marketing	11,928	9,860	6,676
Supplies and services	10,724	8,614	6,190
Insurance	10,268	10,152	5,676
Lease	7,206	6,706	3,942
Legal	3,742	1,995	3,997
Utilities	5,760	4,585	3,366
Charge cards fees	7,090	6,292	3,376
Security	5,618	4,404	3,892
Accounting and professional fees	4,286	3,909	2,031
Repairs and maintenance	4,924	3,754	2,767
Stock-based compensation	2,588	2,353	—
Other	6,924	6,755	3,994
Total selling, general and administrative expenses	$93,024	$78,847	$54,608

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Selected Account Information - continued
The components of other charges, net are as follows (in thousands):

	2023	2022	2021
Impairment of assets	$12,629	$1,888	$13,612
Settlement of lawsuits	3,759	1,417	1,349
Gain on sale of businesses and assets	(682)	(2,375)	(522)
Gain on insurance	(77)	(463)	(1,253)
Total other charges, net	$15,629	$467	$13,186
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,
	2023	2022
Land	$95,018	$78,116
Buildings and improvements	204,947	159,037
Equipment	49,632	45,648
Furniture	13,959	12,391
Total property and equipment	363,556	295,192
Less accumulated depreciation	(80,851)	(70,577)
Property and equipment, net	$282,705	$224,615
Included in buildings and leasehold improvements above are construction-in-progress amounting to $7.7 million and $1.5 million as of September 30, 2023 and 2022, respectively, which are mostly related to Bombshells development projects.
Depreciation expense was approximately $11.6 million, $10.3 million, and $8.0 million for fiscal years 2023, 2022, and 2021, respectively. Impairment loss for property and equipment, including those later reclassified to assets held for sale, was $58,000, $1.0 million, and $2.0 million for fiscal 2023, 2022, and 2021, respectively.
6. Assets Held for Sale
As of September 30, 2022, the Company had one property classified as held for sale with an aggregate net realizable value less cost to sell of $1.0 million, and with no associated liabilities.
On December 28, 2022, the Company sold the property classified as held-for-sale with a carrying value of $1.049 million for $1.7 million in cash. The Company used $1.2 million of the proceeds to pay off a loan related to the property. Gains or losses on the sale of properties held for sale are included in other charges, net within the consolidated statements of income (see Note 4).
As of September 30, 2023, there were no assets held-for-sale.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements

7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2023	2022
Indefinite useful lives:
Goodwill	$70,772	$67,767
Licenses	135,735	103,972
Tradename and domain name	19,811	13,142
	226,318	184,881

	Amortization Period
Definite useful lives:
Discounted leases	Lease term	811	78
Non-compete agreements	5 years	3	55
Software	5 years	55	723
Licenses	Lease term	22,597	25,962
Leases acquired in-place	Lease term	133	117
		23,599	26,935
Total goodwill and other intangible assets		$249,917	$211,816
Substantially all of our goodwill and other intangible assets belong to our Nightclubs segment.

	2023			2022
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$26,935	$117,114	$67,767	$400	$67,424	$39,379
Acquisitions	2,005	43,948	7,244	28,653	50,453	28,954
Impairment	(1,813)	(5,516)	(4,239)	—	(293)	(566)
Dispositions	—	—	—	—	(470)	—
Amortization	(3,528)	—	—	(2,118)	—	—
Ending balance	$23,599	$155,546	$70,772	$26,935	$117,114	$67,767

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
7. Goodwill and Other Intangible Assets - continued
Definite-lived intangible assets consist of the following (in thousands):

	September 30,
	2023	2022
Licenses	$27,725	$27,725
Software	2,332	1,671
Leases acquired in-place	826	261
Discounted leases	1,076	297
Non-compete agreements	1,100	1,100
Distribution agreements	317	317
Total definite-lived intangibles	33,376	31,371
Less accumulated amortization and impairment	(9,777)	(4,436)
Definite-lived intangibles, net	$23,599	$26,935
As of September 30, 2023 and 2022, the accumulated impairment balance of indefinite-lived intangibles was $16.9 million and $11.4 million, respectively, while the accumulated impairment balance of goodwill was $25.4 million and $21.2 million, respectively. As of September 30, 2023 and 2022, the gross amount of goodwill amounted to $96.2 million and $88.9 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2023 is: 2024 - $2.5 million; 2025 - $2.4 million; 2026 - $2.4 million; 2027 - $2.3 million; 2028 - $1.5 million; and thereafter - $12.5 million.
Indefinite-lived intangible assets consist of SOB licenses, liquor licenses, and tradenames, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. We considered certain licenses that are associated with leased locations as definite-lived. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2023, the Company recognized a $6.5 million impairment related to the SOB licenses of eight clubs and a $4.2 million impairment related to goodwill of four reporting units. During the fiscal year ended September 30, 2022, the Company recognized a $293,000 impairment related to the SOB license of one club and a $566,000 impairment related to goodwill of one reporting unit. During the fiscal year ended September 30, 2021, the Company recognized a $5.3 million impairment related to three clubs’ SOB licenses and a $6.3 million impairment related to the goodwill of seven reporting units.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt
Debt consisted of the following (in thousands):

		September 30,
		2023	2022
Notes payable at 5.5%, fully paid in January 2023	(d)(1)	$—	$678
Note payable at 8%, matures October 2027, as amended	(b)(2)(6)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(2)	9,180	10,412
Note payable at 5.99%, matures September 2033, as amended	(c) (3)	5,351	5,731
Note payable at 5.49%, matures March 2039, as amended	(c)(4)	1,937	2,008
Note payable at 5.25%, matures September 2031	*(a)(5)	87,937	92,062
Notes payable at 12%, matures October 2024	(d)(7)	9,500	9,500
Notes payable at 12%, matures October 2024	(d)(7)	3,331	3,561
Notes payable at 12%, matures October 2024	(d)(7)	3,331	3,561
Note payable at 5.25% matures October 2031	(a)(8)	1,136	1,172
Note payable at 6% matures October 2031	(b)(8)	9,459	10,321
Note payable at 6% matures October 2041	(b)(8)	7,611	7,828
Note payable at 6% matures October 2041	(b)(8)	950	978
Note payable at 4% matures November 2028	(b)(9)	764	895
Note payable at 5.25% matures January 2032	*(a)(10)	16,622	18,391
Note payable at 4.25% matures February 2043	*(a)(11)	2,583	2,625
Note payable at 10% matures May 2025	(b)(12)	5,501	5,881
Note payable at 10% matures May 2032	(b)(12)	5,000	5,000
Note payable at 5% matures November 2023	*(a)(13)	2,195	2,195
Note payable at 6% matures July 2029	(b)(14)	690	785
Note payable at 6% matures July 2032	(b)(15)	9,119	9,880
Note payable at 6% matures August 2032	(a)(15)	4,592	4,970
Note payable at 5.25% matures February 2024	*(a)(16)	1,575	1,575
Note payable at 4.79% matures October 2042	(c)(17)	2,731	2,806
Note payable initially at 6% matures April 2024	*(a)(18)	2,259	—
Note payable at 6% matures October 2037	(a)(19)	4,708	—
Note payable initially at 6% matures May 2024	*(a)(20)	1,500	—
Note payable at 6.67% matures January 2028	*(a)(21)	3,302	—
Notes payable at 7% matures February 2025	(b)(22)	1,801	—
Notes payable at 7% matures March 2033	(a)(b)(24)	24,603	—
Note payable initially at 8.75% matures March 2025	(d)(23)	7,500	—
Note payable initially at 7.12% matures June 2028	*(a)(25)	2,874	—
Total debt		242,667	205,840
Less unamortized debt discount and issuance costs		(2,916)	(3,377)
Less current portion		(22,843)	(11,896)
Total long-term portion of debt, net		$216,908	$190,567
*These commercial bank debts are guaranteed by the Company’s CEO. See Note 17.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
Following is a summary of long-term debt at September 30 (in thousands):

	2023	2022
(a) Secured by real estate	$136,107	$122,990
(b) Secured by stock in subsidiary	72,879	55,005
(c) Secured by other assets	10,019	10,545
(d) Unsecured	23,662	17,300
	$242,667	$205,840
(1)In connection with the acquisition of Silver City in January 2012, the Company executed notes to the seller in the amount of $1.5 million. The notes are payable over eleven years at $12,256 per month including interest and have an adjustable interest rate of 5.5%. The rate adjusts to prime plus 2.5% in the 61st month, not to exceed 9%. In the same transaction, the Company also acquired the related real estate and executed notes to the seller for $6.5 million, which have been paid off in December 2017. The notes were also payable over eleven years at $53,110 per month including interest and have the same adjustable interest rate of 5.5%. These notes were fully paid in January 2023.
(2)On May 8, 2017, in relation to the Scarlett’s acquisition, the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company has amended the $5.0 million short-term note payable several times, which has a remaining balance of $3.0 million, extending the maturity date and increasing the interest rate. Presently, the maturity date is October 1, 2027 and the interest rate is 8% for its remaining term.
(3)On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.99% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest. In March 2020, this loan was extended to September 2033.
(4)On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed for the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest. Certain principal and interest payments during the quarter ended June 30, 2020 were deferred until maturity date.
(5)    On September 30, 2021, we entered into a $99.1 million term loan refinancing $85.7 million of existing bank and seller-financed real estate debt and to provide $12.3 million in cash that will be used to pay off existing high-interest unsecured debt (“September 2021 Refinancing Note”), enabling those creditors to provide financing for the acquisition of 11 clubs and related real estate (see Note 14). The $99.1 million note has a term of 10 years with an initial interest rate of 5.25% per annum for the first five years, then adjusted to a rate equal to the then weekly average yield of U.S. Treasury Securities plus 350 basis points, with a floor rate of 5.25%. The note is payable in monthly payments of principal and interest of $668,051, based on a 20-year amortization period, with the balance paid at maturity. In connection with the transaction, we wrote off to interest expense approximately $103,000 of unamortized debt issuance costs related to the paid-off debts. We also paid approximately $1.0 million in loan costs, approximately $567,000 of which is capitalized and will be amortized together with the remaining unamortized debt issuance costs of some of the existing refinanced debts for the term of the new note using the effective interest method. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(6)    On October 12, 2021, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2027. The amendment did not have an impact in the Company’s results of operations and cash flows.
(7)On October 12, 2021, we closed on a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 17) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group. See the October 25, 2023 extension of the term of the promissory notes, below.
(8)On October 18, 2021, in relation to an acquisition (see Note 14), the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.
(9)On November 8, 2021, in relation to an acquisition (see Note 14), the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.
(10)On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties and is personally guaranteed by the Company CEO, Eric Langan (see Note 17). After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(11)On March 1, 2022, the Company borrowed $2.6 million from a bank lender in relation to a purchase of real estate (see Note 14). The 21-year promissory note has an initial interest rate of 4.25% per annum, repriced after five years and then again annually to prime plus 1% with a floor rate of 4.25%. The note is payable interest only during the first 12 months; then the next 48 months with $16,338 equal monthly payments of principal and interest; then the next 191 months at an equal monthly payment based on a 20-year amortization; with the balance of principal and interest payable at the 252nd month.
(12)On May 2, 2022, in relation to a club acquisition (see Note 14), the Company executed two seller-financed notes totaling $11.0 million, comprised of (1) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity and (2) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity.
(13)On May 23, 2022, the Company borrowed $2.2 million from a bank lender in relation to a purchase of real estate (see Note 14). The 18-month promissory note has an initial interest rate of 4.5% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 1% with a floor of 4.5%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid loan costs amounting to $25,000 for this note.
(14)On July 21, 2022, the Company executed an $800,000 6% seller-financed promissory note in relation to an acquisition of a club in Odessa, Texas (see Note 14). The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
(15)On July 27, 2022, in relation to an acquisition of a club in Hallandale Beach, Florida (see Note 14), the Company executed two seller-financed promissory notes: (1) $10.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest.
(16)On August 18, 2022, in relation to a purchase of real estate for a future Bombshells location amounting to $2.1 million (see Note 14), the Company borrowed $1.6 million from a bank lender. The 5.25% mortgage note is payable interest-only for eleven months and on its August 18, 2023 maturity date payable with the entire principal balance plus accrued interest. The maturity date of this mortgage note was extended to February 18, 2024.
(17) On September 23, 2022, in connection with the purchase of an aircraft worth $3.5 million (see Note 14), the Company entered into a financing transaction for $2.8 million. The financing agreement bears an interest of 4.79% per annum and payable in 240 monthly installments of principal and interest amounting to $18,298.
(18)    On October 10, 2022, in relation to a real estate purchase (see Note 14), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note is secured by the purchased real estate property.
(19)    On October 26, 2022, in relation to a club acquisition (see Note 14), the Company executed a promissory note for $5.0 million with the seller. The 6% 15-year promissory note is payable in 180 equal monthly payments of $42,193 in principal and interest. This promissory note is secured by the purchased real estate property.
(20)    On November 18, 2022, in relation to a real estate purchase on September 12, 2022 (see Note 14), the Company borrowed $1.5 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. This promissory note is secured by the purchased real estate property. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(21)    On December 20, 2022, the Company executed a promissory note for $3.3 million with a bank lender in relation to a purchase of a food hall property (see Note 14). The 6.67% five-year promissory note is payable in 59 equal monthly installments of $22,805 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(22)    On February 7, 2023, in relation to the acquisition of a franchised Bombshells location in San Antonio, Texas (see Note 14), the Company entered into six separate seller-financing promissory notes totaling $2.0 million. Each of the promissory notes has an interest rate of 7% per annum, has a term of 24 months, and is payable in monthly installments totaling $39,602 of principal and interest for the first 23 months based on a 60-month amortization schedule with the remaining unpaid principal and interest paid at maturity.
(23)    On March 9, 2023, the Company closed a $10.0 million line-of-credit facility with a lender bank evidenced by a revolving promissory note, with an initial draw of $10.0 million at closing. The facility has an initial term of 24 months with a variable interest rate equal to the Wall Street Journal prime rate plus 1%. On such date that the principal balance is repaid to an amount less than $5.0 million, the facility's revolver feature is activated where the Company may draw from the remaining availability up to a maximum of $5.0 million. The Company shall also pay a non-usage fee of 0.5% based on the amount by which the average outstanding balance for the prior twelve months was less than $3.0 million or the amount by which the total aggregate advances during the prior twelve months totaled less than $3.0 million. The Company paid $115,000 in debt issuance costs, which is recorded as deferred charges to be amortized on a straight-line basis over 24 months. There are certain financial covenants with which the Company is to be in compliance related to this loan, including a compensating balance requirement of $3.0 million and a minimum tangible net worth requirement of $20.0 million. The compensating balance requirement does not contractually or legally restrict the withdrawal or use of cash.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
(24)    On March 16, 2023, in relation to the acquisition of five clubs with associated real estate, automated teller machines, and intellectual property (see Note 14), the Company executed nine secured promissory notes with a total principal amount of $25.5 million. Each of the nine promissory notes have an interest rate of 7% per annum with a term of 10 years, payable in arrears in 120 equal monthly payments of principal and interest amounting to $296,077 per month in the aggregate. The holder of the $5.0 million promissory note related to the real estate properties may call due from the Company a principal payment of $1.0 million once in every calendar year.
(25)    On June 18, 2023, in relation to a purchase of a retail parcel in a condominium property (see Note 14), the Company executed a promissory note for $2.9 million with a bank lender. The 7.12% five-year promissory note is payable in monthly installments of $20,654 in principal and interest, with the balance of principal and accrued interest payable at maturity.
Future maturities of debt obligations as of September 30, 2023 consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2024	$15,837	$7,529	$23,366
2025	12,149	26,772	38,921
2026	12,498	—	12,498
2027	13,287	—	13,287
2028	14,050	8,731	22,781
Thereafter	61,273	70,541	131,814
	$129,094	$113,573	$242,667
9. Income Taxes
Income tax expense consisted of the following (in thousands):

	2023	2022	2021
Current
Federal	$6,506	$8,335	$4,598
State and local	2,121	2,656	644
Total current income tax expense	8,627	10,991	5,242

Deferred
Federal	(1,294)	2,080	(161)
State and local	(487)	1,000	(1,092)
Total deferred income tax expense (benefit)	(1,781)	3,080	(1,253)

Total income tax expense	$6,846	$14,071	$3,989
The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Income Taxes - continued
Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	2023	2022	2021
Federal statutory income tax expense	$7,549	$12,628	$7,169
State income taxes, net of federal benefit	1,620	1,801	716
Permanent differences	605	96	(434)
Change in tax rates	(255)	896	(804)
Change in valuation allowance	(176)	343	(632)
Tax credits	(2,131)	(1,796)	(1,207)
Other	(366)	103	(819)
Total income tax expense	$6,846	$14,071	$3,989
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$827	$1,022
Capital loss carryforwards	651	234
Right-of-use assets	946	626
Accrued expenses	748	240
Stock-based compensation	1,185	569
Other	123	—
Valuation allowance	(808)	(984)
	3,672	1,707
Deferred tax liabilities:
Intangibles	(21,468)	(21,927)
Property and equipment	(11,085)	(10,119)
Prepaid expenses	(262)	(205)
Other	—	(18)
	(32,815)	(32,269)
	$(29,143)	$(30,562)
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Income Taxes - continued
The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. As of September 30, 2023 and 2022, the Company does not have any uncertain tax position. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters. Fiscal year ended September 30, 2020 and subsequent years remain open to federal tax examination.
On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief were available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During fiscal 2022, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of income for the fiscal year ended September 30, 2022. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal was fully paid as debt plus accrued interest in fiscal 2022.
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015, and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of September 30, 2023, we had 1 remaining unresolved claim out of the original 71 claims.
Shareholder Derivative Action
On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information and failure to maintain internal controls. These allegations are substantively similar to claims asserted in a prior securities class action that was settled in August of 2022 and a prior derivative action that was dismissed in June of 2021. On July 24, 2023, the parties reached an agreement in principle to resolve the action. On October 10, 2023, the parties submitted an agreement to settle the action to the Court for the Court's preliminary approval. The Company believes that payments under the settlement agreement will be covered by insurance.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
10. Commitments and Contingencies - continued
In March 2023, the New York State Department of Labor assessed a final judgment against one of our subsidiaries in a state unemployment tax matter for the years 2009-2022. The assessment of $2.8 million, which was recorded by the Company during the quarter ended March 31, 2023, was issued in final notice by the NY DOL after several appeals were denied by the Supreme Court of the State of New York, Appellate Division, Third Department. In September 2023, the NY DOL assessed another of our subsidiaries for approximately $280,000 on the same matter for the period January 2015 through June 2022. We recorded this latter assessment during the quarter ended September 30, 2023.
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
Settlement of lawsuits for the years ended September 30, 2023, 2022, and 2021 total $3.8 million, $1.4 million, and $1.3 million, respectively. As of September 30, 2023 and 2022, the Company has accrued $2.4 million and $246,000 in accrued liabilities, respectively, related to settlement of lawsuits.
Leases
See Note 18 for lease commitments.
11. Stock-based Compensation
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
Stock-based compensation expense for fiscal 2023, 2022, and 2021, which is included in corporate segment selling, general and administrative expenses, amounted to $2.6 million, $2.4 million, and $0, respectively, with related tax benefit amounting to $616,000, $569,000, and $0, respectively. No stock-based compensation was recognized during fiscal 2021. As of September 30, 2023, we had unrecognized compensation cost amounting to $4.5 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.4 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37. No stock options were exercised in fiscal 2023.

The following table summarizes information about stock option activity under the 2022 Plan:

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Stock-based Compensation - continued

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2022	300,000	$100.00
Granted	—
Outstanding at September 30, 2023	300,000	$100.00	3.4	$—

Exercisable at September 30, 2023	60,000	$100.00	3.4	$—
12. Employee Retirement Plan
The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $287,000, $258,000, and $209,000 for the years ended September 30, 2023, 2022, and 2021, respectively.
13. Insurance Recoveries
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
In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

	Included in	2023	2022	2021
Consolidated balance sheets (period end)
Insurance receivable	Account receivable, net	$—	$—	$186

Consolidated statements of income – gain
Property	Other charges, net	$(77)	$(463)	$(1,337)

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$—	$—	$106
Proceeds from property insurance claims	Investing activity	$86	$648	$1,152
The net property insurance gain/loss amount in fiscal 2023, 2022, and 2021 was net of assets written off and expenses amounting to $9,000, $0, and $88,000, respectively.
14. Acquisitions and Dispositions
2021 Acquisitions
On December 28, 2020, the Company acquired the real estate and other business assets of a club in Centreville, Illinois for $500,000 in cash.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
On January 26, 2021, the Company acquired land for a future Bombshells location in Arlington, Texas for $2.9 million. The Company paid approximately $754,000 in cash including closing costs and financed $2.175 million with a bank lender for a 20-year promissory note with an initial interest rate of 3.99% per annum. See Note 8.
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
2022 Acquisitions
On October 18, 2021, we and certain of our subsidiaries completed our acquisition of eleven gentlemen’s clubs, six related real estate properties, and associated intellectual property for a total agreed acquisition price of $88.0 million (with a total consideration fair value of $87.9 million based on the Company’s stock price at acquisition date and discounted due to the lock-up period, with interest rates on promissory notes reflective of market yields). We used the Finnerty Model to estimate the discount on stock marketability. The acquisition was structured by entering into nine asset purchase agreements, which allowed the Company to acquire from each club all of the tangible and intangible assets and personal property in that business except certain excluded assets, and two stock purchase agreements, where a newly formed subsidiary purchased 100% of the capital stock of two club-owning entities. Along with the asset and stock purchase agreements, the Company also entered into a real estate purchase and sale agreement for six real estate properties, and an intellectual property purchase agreement for substantially all of the intellectual property used in the adult entertainment establishment business owned and operated by the sellers. The acquisition gives the Company presence in four additional states. We paid for the acquisition with $36.8 million in cash, $21.2 million in four seller-financed notes (see Note 8), and 500,000 shares of our common stock.
The fair value of the consideration transferred is as follows (in thousands):

Cash	$36,800
Notes payable	21,200
Common stock	29,933
Total consideration fair value	$87,933
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill was estimated at $15.4 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $7.1 million of the recognized goodwill for this transaction will be deductible for tax purposes.
The following is our allocation of the fair value of the acquisition price (in thousands) as of October 18, 2021:

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued

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
On November 8, 2021, the Company acquired a club and related real estate in Newburgh, New York for a total acquisition price of $3.5 million, of which $2.5 million was paid in cash at closing and $1.0 million through a seller-financed 7-year promissory note with an interest rate of 4.0% per annum. The $3.5 million acquisition price was allocated $2.1 million to real estate, $200,000 to tangible assets, and $1.2 million to goodwill, which is deductible for tax purposes. The note is payable $13,669 per month, including principal and interest. See Note 8. The Company incurred approximately $21,000 of acquisition-related costs for this acquisition, of which $11,000 was incurred in fiscal 2021 and $10,000 was incurred in fiscal 2022, both of which were included in selling, general and administrative expenses in our consolidated statements of income.
On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use assets and corresponding operating lease liability related to the discontinued lease, both of which amounted to $5.9 million.
On March 1, 2022, the Company acquired real estate in Stafford, Texas for $3.5 million for a future Bombshells location. The Company secured a $2.6 million loan in relation to the purchase. See Note 8.
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
14. Acquisitions and Dispositions – continued
agreement. Based on recent renewals of licenses of similar businesses in the region where the club operates, the Company believes that the probability of any changes to the regulatory environment is low as of the reporting date and would not materially impact the fair value of the debt.
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill was estimated to be $6.8 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. The recognized goodwill will not be deductible for tax purposes.
The following is our allocation of the fair value of the acquisition price (in thousands) as of May 2, 2022:

Current assets	$172
Property and equipment	5,336
Licenses	4,900
Tradenames	1,460
Deferred tax liability	(2,627)
Total net assets acquired	9,241
Goodwill	6,759
Acquisition price fair value	$16,000
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
In connection with the acquisition, we incurred acquisition-related expenses of approximately $28,000, which is included in selling, general and administrative expenses in our consolidated statement of income for the year ended September 30, 2022.
On May 23, 2022, the Company acquired real estate in Rowlett, Texas for $3.3 million for a future Bombshells location. The Company secured a $2.2 million loan in relation to the purchase. See Note 8.
On July 21, 2022, the Company acquired a club in Odessa, Texas for a total acquisition price of $1.8 million, of which $1.0 million was for the real estate and $800,000 for the adult entertainment business. The Company paid $1.0 million in cash at closing for the real estate and executed an $800,000 6% seller-financed promissory note for the business. The promissory note matures in seven years and is payable in 84 equal monthly installments of $11,687 of principal and interest. See Note 8. The $1.8 million acquisition price was allocated $11,000 to current assets, $1.1 million to property and equipment, and $684,000 to licenses.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
On July 27, 2022, the Company completed the acquisition of a club in Hallandale Beach, Florida for a total acquisition price of $25.0 million. The acquisition includes (1) $20.0 million for the adult entertainment business covered in a stock purchase agreement paid $10.0 million in cash at closing and $10.0 million under a 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million for the real estate property covered in an asset purchase agreement payable under a 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest. In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. The total fair value of the consideration transferred is $23.4 million, which includes a discount on the $10.0 million promissory note to reflect market participant yield expectations.
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclubs reportable segment. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill was estimated to be $5.6 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. The recognized goodwill will not be deductible for tax purposes.
The following is our allocation of the fair value of the acquisition price (in thousands) as of July 27, 2022:

Current assets	$71
Property and equipment	4,921
Licenses	16,810
Deferred tax liability	(3,979)
Total net assets acquired	17,823
Goodwill	5,577
Acquisition price fair value	$23,400
On August 18, 2022, the Company purchased real estate in Huntsville, Alabama amounting to $2.1 million for a future Bombshells location. The Company paid $525,000 in cash at closing and entered into a bank financing for the $1.6 million remainder (see Note 8).
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
On July 12, 2022, the Company received $6.0 million from the Philadelphia Regional Port Authority for one of the Company's rental properties, with a carrying value of $4.9 million, due to eminent domain. The Company paid the current lessee a termination fee of $250,000, which is included in other charges, net in our consolidated statement of income. The Company used $2.1 million of the proceeds to pay down a loan related to the property.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
2023 Acquisitions
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.2 million in cash at closing and obtained bank financing for the $2.3 million remainder (see Note 8). The site includes extra land that will be listed for sale once the Bombshells unit is completed.
On October 11, 2022, the Company purchased a hangar in Arcola, Texas amounting to $754,000 in cash.
On October 26, 2022, the Company completed the acquisition of a club in Dickinson, Texas for a total agreed acquisition price of $9.0 million (with an acquisition date fair value of $8.9 million based on certain legal contingencies that existed pre-acquisition). The acquisition includes (1) $2.5 million for the adult entertainment business covered in a stock purchase agreement paid fully in cash at closing and (2) $6.5 million for the real estate property covered in a real estate purchase agreement paid $1.5 million in cash at closing and $5.0 million under a 6% 15-year promissory note (see Note 8). In the stock purchase agreement, the Company acquired 100% of the capital stock of the company which owned the adult entertainment business. The acquisition gives the Company its first adult club in the Galveston, Texas area market.
The following is our allocation of the fair value of the acquisition price (in thousands) as of October 26, 2022:

Current assets	$64
Property and equipment	4,884
Licenses	1,170
Tradename	340
Accrued liability	(95)
Deferred tax liability	(363)
Total net assets acquired	6,000
Goodwill	2,905
Acquisition price fair value	$8,905
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
In connection with this acquisition, we incurred approximately $23,000 in acquisition-related expenses during 2023, which is included in selling, general and administrative expenses in our consolidated statement of income. From the date of acquisition until September 30, 2023, the club contributed revenues $2.0 million and loss from operations of $3.1 million, which are included in our consolidated statement of income. The Company is not providing supplemental pro forma disclosures for this acquisition as it does not materially contribute to the consolidated operations of the Company.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
On December 20, 2022, the Company purchased a food hall property in Greenwood Village, Colorado for $5.3 million, including direct transaction costs and net of certain accrued taxes amounting to $102,000. The purchase price was paid $1.9 million in cash at closing and $3.3 million under a 6.67% five-year promissory note (see Note 8). The Company allocated $2.1 million to land, $2.6 million to building improvements, $98,000 to furniture, fixtures and equipment, and $565,000 to in-place leases based on their relative fair values. The in-place lease intangible has a weighted average amortization period of 1.7 years.
On February 6, 2023, in view of the increasing business presence of the Company in the Denver, Colorado area, the Company acquired a non-income-producing corporate property for $458,000 in cash, to be used for office space and employee housing.
On February 6, 2023, the Company purchased real estate in Central City, Colorado amounting to $2.2 million in cash for the development of another casino business.
On February 7, 2023, the Company completed the acquisition of a previously franchised Bombshells location in San Antonio, Texas for a total acquisition price of $3.2 million. The transaction was effected through a membership interest purchase agreement under which a subsidiary of the Company purchased 100% of the issued and outstanding membership interests of the target limited liability company that owns and operates the Bombshells location from the six previous owners of the entity (the "Sellers"). At acquisition date, the Sellers were paid $1.2 million in cash and were issued six seller-financed promissory notes totaling $2.0 million (see Note 8). The Company allocated the acquisition price $61,000 to inventory, $2.7 million to property and equipment, and $480,000 to favorable lease intangible and right-of-use assets (which both have amortizable life of 13.4 years), net of lease liability.
On March 16, 2023, the Company and certain of its subsidiaries completed the acquisition of five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total agreed acquisition price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in 10-year 7% seller financing promissory notes, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The five clubs, which are all located in Texas, were purchased through four different asset purchase agreements and one stock purchase agreement, under each of which a newly formed wholly-owned subsidiary of the Company acquired from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets. The fair value of the common stock consideration was discounted due to lack of marketability during the lock-up period. The cash consideration at closing was partially funded by the $10.0 million line of credit secured by the Company on March 9, 2023 (see Note 8).
The fair value of the consideration transferred is as follows:

Cash	$25,000
Notes payable	25,500
Common stock	12,847
Total consideration fair value	$63,347
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values, all in our Nightclub reportable segment. Upon finalization of our valuation of the assets acquired in this transaction, we reallocated certain amounts from goodwill to indefinite-lived intangible assets. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill is estimated at $4.3 million. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. This acquisition also gives the Company a bigger market share in the Hispanic demographic in the Texas metropolitan areas. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $4.3 million of the recognized goodwill will be deductible for tax purposes.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
The following is our allocation of the fair value of the acquisition price (in thousands) as of March 16, 2023:

Current assets	$632
Property and equipment	16,570
Licenses	36,110
Tradename	6,328
Accounts payable	(632)
Total net assets acquired	59,008
Goodwill	4,339
Acquisition price fair value	$63,347
Licenses and tradenames will not be amortized but will be tested at least annually for impairment.
In connection with this acquisition, we incurred approximately $304,000 in acquisition-related expenses during 2023, which is included in selling, general and administrative expenses in our consolidated statement of income. From the date of acquisition until September 30, 2023, the clubs contributed revenues of $16.1 million and income from operations of $4.8 million, which are included in our consolidated statement of income.
The following table presents the unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets in the March 16, 2023 acquisition transaction above as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amount and number of shares):

	2023	2022
Pro forma revenues	$306,729	$291,764
Pro forma net income attributable to RCIHH common stockholders	$28,329	$51,198
Pro forma earnings per share - basic and diluted	$3.01	$5.34

Pro forma weighted average number of common shares outstanding - basic and diluted	9,426,942	9,583,445
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The unaudited pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the $10.0 million line-of-credit facility (see Note 8) and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average number of common shares outstanding includes the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition.
On June 20, 2023, the Company purchased a restaurant parcel located in a condominium building in Denver, Colorado amounting to $4.6 million for a future Bombshells location. The purchase price was paid $1.7 million in cash and $2.9 million under a 7.12% five-year promissory note (see Note 8).
On August 3, 2023, the Company purchased real estate and office space in Central City, Colorado amounting to $2.9 million in cash to house administrative operations in the region.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions – continued
2023 Disposition
On November 4, 2022, the Company received $1.0 million from the Texas Department of Transportation for one of the Company's club properties in Lubbock, Texas due to eminent domain.
On June 29, 2023, the Company sold a property with a carrying value of $1.1 million for $1.5 million in cash. The Company used $904,000 of the proceeds to pay off a loan related to the property.
See also Note 6 for dispositions of real estate properties that had been classified as held-for-sale.
15. Quarterly Results of Operations (Unaudited)
The following tables summarize unaudited quarterly data for fiscal 2023, 2022, and 2021 (in thousands, except share and per share data):

	For the Three Months Ended
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Revenues(1)	$69,968	$71,517	$77,055	$75,250
Income from operations(1)	$16,898	$13,427	$15,515	$5,644
Net income attributable to RCIHH stockholders(1)	$10,238	$7,732	$9,085	$2,191
Earnings per share(1)
Basic and diluted	$1.11	$0.83	$0.96	$0.23
Weighted average number of common shares outstanding
Basic and diluted	9,230,258	9,265,781	9,430,225	9,417,166
Dividends per share declared and paid	$0.05	$0.06	$0.06	$0.06

	For the Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Revenues(2)	$61,836	$63,692	$70,714	$71,378
Income from operations(2)	$15,911	$17,081	$20,507	$17,960
Net income attributable to RCIHH stockholders(2)	$10,575	$10,952	$13,902	$10,612
Earnings per share(2)
Basic and diluted	$1.12	$1.15	$1.48	$1.15
Weighted average number of common shares outstanding
Basic and diluted	9,407,519	9,489,085	9,389,675	9,249,864
Dividends per share declared and paid	$0.04	$0.05	$0.05	$0.05

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
15. Quarterly Results of Operations (Unaudited) – continued

	For the Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Revenues	$38,398	$44,059	$57,860	$54,941
Income from operations(3)	$6,583	$9,841	$18,507	$3,617
Net income attributable to RCIHH stockholders(3)	$9,643	$6,091	$12,302	$2,300
Earnings per share(3)
Basic and diluted	$1.07	$0.68	$1.37	$0.26
Weighted average number of common shares outstanding
Basic and diluted	9,019,088	8,999,910	8,999,910	8,999,910
Dividends per share declared and paid	$0.04	$0.04	$0.04	$0.04

(1)
Fiscal year 2023 results of operations mainly impacted by the six newly acquired clubs and the lower same-store sales. Net income attributable to RCIHH stockholders and earnings per share were impacted by $12.6 million in asset impairments ($662,000 in the second quarter, $2.6 million in the third quarter, and $9.3 million in the fourth quarter) and $3.8 million in lawsuit settlements ($3.1 million in the second quarter, $63,000 in the third quarter, and $576,000 in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 22.8%, 21.8%, 20.1%, and (39.6)% from first to fourth quarter, respectively, including the impact of the release of a $176,000 deferred tax asset valuation allowance and the pretax loss in the fourth quarter.

(2)
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

(3)
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
16. Segment Information
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Segment Information – continued
Below is the financial information related to the Company’s reportable segments (in thousands):

	2023	2022	2021
Revenues (from external customers)
Nightclubs	$236,748	$206,251	$137,348
Bombshells	55,723	59,925	56,621
Other	1,319	1,444	1,289
	$293,790	$267,620	$195,258

Income (loss) from operations
Nightclubs	$73,187	$82,798	$43,815
Bombshells	6,502	11,504	13,264
Other	(1,446)	57	35
General corporate	(26,759)	(22,900)	(18,566)
	$51,484	$71,459	$38,548

Capital expenditures
Nightclubs	$11,840	$17,477	$6,890
Bombshells	16,578	3,586	5,895
Other	8,400	841	157
General corporate	3,566	2,099	569
	$40,384	$24,003	$13,511

Depreciation and amortization
Nightclubs	$10,871	$9,604	$5,494
Bombshells	2,574	1,783	1,824
Other	495	85	87
General corporate	1,211	919	833
	$15,151	$12,391	$8,238

	September 30, 2023	September 30, 2022
Total assets
Nightclubs	$483,563	$437,096
Bombshells	85,215	62,021
Other	6,936	2,635
General corporate	35,170	28,986
	$610,884	$530,738
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $16.6 million, $14.0 million, and $11.5 million for 2023, 2022, and 2021, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $254,000, $261,000, and $141,000 for the same respective years. These intercompany revenue amounts are eliminated upon consolidation.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Segment Information – continued
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
As of September 30, 2022, we reclassified $9.0 million of goodwill from Corporate to Nightclubs to conform to current year presentation. See Note 2.
17. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2023 and 2022 was $119.2 million and $115.1 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 (see Note 8) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, President of RCI Management Services, Inc. and our Director of Operations) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay, see above) in which the terms of the notes are the same as the rest of the lender group. Refer to Note 8 for October 2023 extension of term of promissory notes.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $195,000 in fiscal 2023, $207,000 in fiscal 2022, and $118,000 in fiscal 2021. As of September 30, 2023 and 2022, we owed Nottingham Creations and Sherwood Forest $10,700 and $92,808, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2023, 2022, and 2021. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $443,295, $3,809, and $0 for the fiscal years 2023, 2022, and 2021, respectively. Amounts billed directly to the Company were approximately $9,430, $133,000, and $425,000 for the fiscal years 2023, 2022, and 2021, respectively. As of September 30, 2023 and 2022, the Company owed TW Mechanical approximately $0 and $9,338, respectively, in unpaid direct billings.
18. Leases
The Company leases certain facilities and equipment under operating leases per ASC 842. These leases include renewal or termination options for varying periods which we deemed reasonably certain to exercise. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term.
Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments and additional lease payments contingent on sales. The variable portion of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling, general and administrative expenses in our consolidated statement of income.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
18. Leases – continued
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
Future maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

	Principal Portion	Interest Portion	Total Payments
October 2023 - September 2024	$2,977	$2,056	$5,033
October 2024 - September 2025	3,227	1,881	5,108
October 2025 - September 2026	3,516	1,691	5,207
October 2026 - September 2027	3,532	1,487	5,019
October 2027 - September 2028	2,982	1,300	4,282
Thereafter	21,918	4,630	26,548
	$38,152	$13,045	$51,197
Total lease expense under ASC 842 was included in selling, general and administrative expenses in our consolidated statement of income, except for sublease income which was included in other revenue, for the years ended September 30, 2023, 2022, and 2021 as follows (in thousands):

	2023	2022	2021
Operating lease expense – fixed payments	$5,166	$4,738	$3,325
Variable lease expense	1,629	1,397	349
Short-term equipment and other lease expense (includes $357, $258 and $298 recorded in advertising and marketing for fiscal 2023, 2022, and 2021, respectively, and $557, $435 and $397 recorded in repairs and maintenance, respectively; see Note 4)	1,325	1,264	955
Sublease income	—	(4)	(6)
Total lease expense, net	$8,120	$7,395	$4,623

Other information:
Operating cash outflows from operating leases	$7,949	$7,200	$4,522
Weighted average remaining lease term	10.5 years	11 years	12 years
Weighted average discount rate	5.8%	5.6%	6.0%
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
We recorded impairment charges of operating lease right-of-use assets amounting to $1.0 million, $0, and $0 during fiscal years 2023, 2022, and 2021, respectively.
We recorded third-party operating lease revenue under ASC 842 amounting to $1.8 million, $1.6 million, and $1.5 million for fiscal 2023, 2022, and 2021, respectively. Minimum future base rentals are as follows: $1.7 million for 2024, $1.4 million for 2025, $380,000 for 2026, $320,000 for 2027, $292,000 for 2028, and $802,000 thereafter.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements

19. Subsequent Events
Debt
On October 25, 2023, the Company entered into a debt modification transaction under which 26 investors holding a total principal amount of $15.7 million in unsecured promissory notes agreed to extend the maturity dates of such notes, with no other changes to the terms and conditions of the original promissory notes, which original promissory notes were issued in October 2021 and had original maturity dates in October 2024. The transaction was effected by the 26 investors returning for cancellation their original promissory notes, with us issuing new amended and restated promissory notes to such investors. The original promissory notes will be deemed cancelled as of the end of the day on October 31, 2023, and the new amended promissory notes will have an original issue date, and be deemed effective, as of November 1, 2023.
Other than the extension of the maturity dates, there were no other changes to the terms and conditions of the original promissory notes (except for the reduction in principal, as described below, and the corresponding reduction in monthly installments of principal and interest). The new amended notes will continue to bear interest at the rate of 12% per annum. Of the new amended promissory notes, $9.1 million are payable interest-only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2026. The remaining $6.6 million in promissory notes are payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on November 1, 2027. The original promissory notes that were returned and cancelled as consideration for the issuance of the $6.6 million in new amended promissory notes had an original principal amount of $7.5 million in October 2021.
On November 17, 2023, the Company closed on a construction loan agreement with a bank lender for a total amount of $7.2 million bearing an interest rate of 8.5% per annum for the construction of a Bombshells restaurant in Rowlett, Texas. The promissory note is payable in 120 monthly payments, the first 18 months of which will be interest-only. The succeeding 101 monthly payments will be payable in equal installments of $63,022 in principal and interest, and the remaining balance in principal and accrued interest payable on the 120th month.
Share Repurchase
Subsequent to September 30, 2023 through the filing date of this report, we purchased 37,954 shares of the Company's common stock at a cost of $2.1 million. These shares were subsequently retired.

RCI HOSPITALITY HOLDINGS, INC.
Schedule of Valuation and Qualifying Accounts
(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful accounts receivable

Fiscal 2021	$261	$215	$(94)	$382
Fiscal 2022	$382	$191	$(543)	$30
Fiscal 2023	$30	$47	$(15)	$62

Allowance for doubtful notes receivable

Fiscal 2021	$182	$(80)	$—	$102
Fiscal 2022	$102	$753	$(855)	$—
Fiscal 2023	$—	$—	$—	$—

Deferred tax asset valuation allowance(3)

Fiscal 2021	$1,273	$—	$(632)	$641
Fiscal 2022	$641	$343	$—	$984
Fiscal 2023	$984	$—	$(176)	$808

(1)	Charged to bad debts expense (under other selling, general and administrative expenses) in the consolidated statements of income.

(2)	Written off against gross receivable and allowance.

(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.
Due to material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in internal control related to (1) proper design and implementation of controls over management’s review of the Company’s accounting for business combinations, specifically related to the identification of and accounting for, intangible assets acquired in a business combination, and over the precision of management's review of certain valuation assumptions; (2) the impairment of goodwill, indefinite-lived intangibles, and long-lived assets, specifically over the precision of management's review of certain assumptions; and (3) ineffective information technology general controls (ITGCs") in the areas of user access and program change-management over certain information technology ("IT") systems that support the Company's financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2023.
Following identification of these material weaknesses, and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2023. Based on these procedures, management believes that the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
The Company’s independent registered public accounting firm, Marcum LLP, has expressed an unqualified opinion on our financial statements and an adverse opinion on our internal control over financial reporting as of September 30, 2023, in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.
Remediation Plan for Existing Material Weaknesses
Review of Accounting for Business Combinations
Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase precision of management’s review of each component of business combinations, and if necessary, retain the services of a third-party consultant to assist in the valuation and accounting for intangible assets acquired in a business combination.
Review of Accounting for Impairment of Goodwill and Intangible Assets
As most of the assumptions used in the valuation models employed in impairment analyses are subjective in nature, Management will employ additional controls to validate these assumptions, including the engagement of a third-party consultant to assist developing valuation models and establishing sound and reasonable assumptions.
Information Technology General Controls
As a result of the material weakness, we have initiated and will continue to implement remediation measures to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) strengthening and enhancing the review and documentation procedures in our controls over user access review; (ii) define and communicate clear and concise program change management policy and procedures; (iii) enhancing the reporting requirements of accounting system audit logs; (vi) continuous improvement over our ITGC controls related to third party applications; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
It is our belief that these added controls will effectively remediate the existing material weaknesses.
We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2024.

Changes in Internal Control Over Financial Reporting
During fiscal year 2023, the Company completed several business combinations as described in Note 14 - Acquisitions and Dispositions to our audited Consolidated Financial Statements.
•On October 26, 2022, the Company completed the acquisition of a club in Dickinson, Texas.
•On March 16, 2023, the Company and certain of its subsidiaries completed the acquisition of five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines.
The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2023 did not include the internal control over the financial reporting of these acquisitions, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of the acquisition of these businesses, management’s evaluation of internal control over financial reporting for the fiscal year ended September 30, 2023, did exclude those internal control activities. The businesses are wholly owned subsidiaries whose total assets and total revenues are excluded from management’s assessment and represent approximately 7% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.
Except for the remediation efforts as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited RCI Hospitality Holdings, Inc.’s (the "Company’s") internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:
•The Company had ineffective design, implementation and, operation of controls over program change management, user access and vendor management controls to ensure:
1)    IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency;
2)    appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems;
3)    key third party service provider SOC reports were obtained and reviewed.
•Ineffective design, implementation, and operation of controls, which include management review controls, over the accounting for business combinations.
•Ineffective design, implementation, and operation of controls, which include management review controls, over the Company's assessments of potential impairment.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2023 consolidated financial statements and financial statement schedule, and this report does not affect our report dated December 14, 2023 on those consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of September 30, 2023 and the related consolidated statement of operations, changes in equity, and cash flows and the related financial statement schedule for the year ended September 30, 2023 of the Company and our report dated December 14, 2023 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Explanatory Paragraph – Excluded Subsidiaries
As described in “Management’s Annual Report on Internal Control Over Financial Reporting”, management has excluded the Company’s acquisition of two businesses that occurred during the year ended September 30, 2023, from its assessment of internal control over financial reporting as of September 30, 2023 because these entities were acquired by the Company in purchase business combinations during the year ended September 30, 2023. We have also excluded these two businesses from our audit of internal control over financial reporting. These businesses are wholly owned subsidiaries whose combined total assets and total revenues represent approximately 7% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP
Marlton, New Jersey
December 14, 2023

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the board of directors annually and serve at the discretion of the board of directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our board of directors consists of six persons. The following table sets forth our Directors and executive officers as of December 13, 2023:

Name	Age	Position
Eric S. Langan	55	Director, Chairman, Chief Executive Officer, President
Bradley Chhay	40	Chief Financial Officer
Travis Reese	54	Director and Executive Vice President
Luke Lirot	67	Director
Yura Barabash	49	Director
Elain J. Martin	67	Director
Arthur Allan Priaulx	83	Director
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
Involvement in certain legal proceedings: On September 21, 2020, as part of the settlement of a civil administrative proceeding with the SEC, the Company, Mr. Langan, and Phil Marshall (our former chief financial officer) agreed, without admitting or denying the findings, to a cease-and-desist order regarding certain sections of the Securities Exchange Act of 1934 and certain rules promulgated thereunder.
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
Yura Barabash became a director on September 19, 2017. Since October 2021, he has served as the Vice President of Business Development at AVI-SPL, the world's largest AV/UCC integrator, and digital solutions provider based in Florida. Mr. Barabash brings with him extensive corporate finance experience across various industries both domestically and internationally. He has played a key role in numerous equity and debt financings, as well as mergers and acquisitions transactions involving public and private companies in the United States, Mexico, China, Brazil and the European Union. From August 2019 to January 2021, Mr. Barabash was a Chief Operating Officer of Gingko Online Learning LLC, private online learning company in Florida and a consultant to Chengdu Gingko Education Management, educational management company in Chengdu, China. From 2016 to June 2019, he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport digital media company in the world. Prior to joining Motorsport Network, he was an investment banker at Primary Capital from 2011 until 2016. Previously, Mr. Barabash was an investment banker at Rodman & Renshaw and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash has recently attended the Harvard Business School Executive Education programs focusing on Audit and Compensation Committees.
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
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2023, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2023.
CODE OF ETHICS
We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2023, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers” ("NEOs").
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
The Role of Shareholder Say-on-Pay Votes
At our annual meeting of shareholders held on August 28, 2023, approximately 96% of the shareholders who voted (including abstentions) on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.
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
Perquisites and Other Personal Benefits
The Company’s executive officers participate in the Company’s other benefit plans on the same terms as other employees on a non-discriminatory basis. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations. The Company does not provide named executive officers with any significant perquisites or other personal benefits except for personal travel using Company-owned automobiles and aircrafts. On August 28, 2023, the board of directors, after a recommendation from the Audit Committee, amended the corporate aircraft policy changing the allowed use to a maximum personal use each fiscal year, as follows: (i) 100 hours flown for the CEO and (ii) 48 hours flown each for other executive officers. Refer to footnote on All Other Compensation in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE
The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2023, 2022, and 2021 of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Eric S. Langan	2023	1,700,000	—	—	167,388	1,867,388
President and Chief Executive	2022	1,700,000	—	1,568,500	151,353	3,419,853
Officer	2021	1,436,539	—	—	108,679	1,545,218

Bradley Chhay	2023	472,789	—	—	61,676	534,465
Chief Financial Officer	2022	428,077	—	1,568,500	77,374	2,073,951
	2021	431,442	7,500	—	66,055	504,997

Travis Reese	2023	460,000	25,000	—	51,534	536,534
Executive Vice President	2022	423,077	—	1,568,500	66,862	2,058,439
	2021	437,827	—	—	65,537	503,364
(1)Amounts represent the aggregate grant date fair value of the stock options granted during the fiscal year, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these stock option awards can be found in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.
(2)All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, and personal use of aircraft. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, and major periodic maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer, plus cost of insurance, registration, repairs, maintenance, tolls, and fuel. Tax reimbursement benefit is based on automobile fringe benefits.
A table of All Other Compensation for fiscal 2023 for our named executive officers is presented below:

Name	SIMPLE IRA Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Tax Reimbursement ($)	Total All Other Compensation ($)
Eric S. Langan	18,539	23,740	114,401	10,708	167,388

Bradley Chhay	14,069	39,225	—	8,382	61,676

Travis Reese	13,800	22,095	10,420	5,219	51,534

CEO Pay Ratio
We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2023.
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
The compensation for our CEO in fiscal 2023 of $1,862,465 was approximately 57 times the $32,496 compensation of our fiscal 2023 median employee.
Pay vs. Performance
We are providing the following information about the relationship between executive compensation actually paid and certain financial performance measures of the Company as required by Section 953(a) of the Dodd-Frank and Consumer Protection Act, and Item 402(v) of Regulation S-K for fiscal 2023, 2022, and 2021, as it relates to our principal executive officer ("PEO") and certain non-PEO NEOs.

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	RICK Total Shareholder Return	DJUSRU Total Shareholder Return	Net Income	Free Cash Flow
2023	$1,862,465	$1,900,987	$536,608	$575,130	$296.39	$98.12	$29,100,000	$53,176,000
2022	$3,419,853	$3,329,003	$2,066,195	$1,975,345	$319.02	$129.93	$46,060,000	$58,911,000
2021	$1,545,218	$1,545,218	$504,181	$504,181	$336.19	$88.89	$30,150,000	$36,084,000
(1)    Non-PEO NEOs represent Bradley Chhay and Travis Reese for each of the fiscal years presented.
(2)    We selected the Dow Jones U.S. Restaurants & Bars Index as our peer group for the purpose of calculating comparable total shareholder return ("TSR"). Also refer to Item 5 of this report for our and our peer group's five-year TSR.
(3)    We selected free cash flow as our Company-selected measure for this purpose.

(4)    "Compensation Actually Paid" is computed in the table below, in accordance with Item 402(v) of Regulation S-K.

	2023		2022		2021
	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs
Summary Compensation Table total	$1,862,465	$536,608	$3,419,853	$2,066,195	$1,545,218	$504,181
Adjustments:
Deduct option awards granted during the year	—	—	(1,568,500)	(1,568,500)	—	—
Add fair value of options granted and vested at the same year	—	—	313,700	313,700	—	—
Add fair value of options granted during the year and remain unvested at year-end	—	—	1,163,950	1,163,950	—	—
Increase (decrease) for change in fair value from prior year-end to current year-end of options granted in prior year	(62,527)	(62,527)	—	—	—	—
Increase (decrease) for change in fair value from prior year-end to current year vesting date of options granted in prior year	101,049	101,049	—	—	—	—
Compensation Actually Paid	$1,900,987	$575,130	$3,329,003	$1,975,345	$1,545,218	$504,181
The mix of compensation paid to our PEO and non-PEO NEOs is mostly cash salary that is fixed, as shown in the Summary Compensation Table above. Except for the stock options granted in fiscal 2022, there had been no stock-based compensation awarded since fiscal 2014. We also currently do not have long-term incentive plans that are based on the Company's stock price or any of our financial measures. As shown in the charts below, the compensation actually paid to our PEO and non-PEO NEOs is not directly aligned with our Company and peer group total shareholder return or with our Company's net income and free cash flow in the fiscal years presented.

Compensation Actually Paid vs. RICK and DJUSRU TSR
Millions
Compensation Actually Paid
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$-
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Value of $100 Invested From 9/30/2020
9/30/2020
9/30/2021
9/30/2022
9/30/2023
PEO
Non-PEO NEOs
RICK TSR
DJUSRU TSR

Compensation Actually Paid vs. Net Income and Free Cash Flow
Millions
Compensation Actually Paid
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$-
$70
$60
$50
$40
$30
$20
$10
$-
Millions
Value of Net Income and Free Cash Flow
2021
2022
2023
PEO
Non-PEO NEOs
Net Income
Free Cash Flow

GRANTS OF PLAN-BASED AWARDS
There were no grants of plan-based awards for fiscal 2023.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information with respect to outstanding stock options awards for each of our named executive officers as of September 30, 2023.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Eric S. Langan	2/9/2022	20,000	30,000	100.00	2/9/2027

Bradley Chhay	2/9/2022	20,000	30,000	100.00	2/9/2027

Travis Reese	2/9/2022	20,000	30,000	100.00	2/9/2027

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2023
There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2023.

DIRECTOR COMPENSATION
We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2023, and we paid our independent directors $40,000 in cash for the fiscal year. The Audit Committee chair received additional compensation of $10,000 in cash. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2023:

Name	Fees earned or paid in cash ($)
Luke C. Lirot	40,000
Yura Barabash	50,000
Elaine Martin	40,000
Arthur Allan Priaulx	40,000
Eric S. Langan	—
Travis Reese	—
EMPLOYMENT AGREEMENTS
On August 25, 2022, we entered into new two-year employment agreements with each of our executive officers, including Eric Langan, our Chief Executive Officer and President; Bradley Chhay, our Chief Financial Officer; and Travis Reese, our Executive Vice President and Secretary. Under their respective new agreements, Mr. Chhay’s annual salary increased to $465,000; Mr. Reese’s annual salary increased to $460,000; and Mr. Langan’s annual salary remained the same at $1,700,000. The term of each of the agreements commenced on September 1, 2022, and will end on August 31, 2024.
On August 28, 2023, we entered into a new two-year employment agreement with Bradley Chhay, which terminated his employment agreement mentioned above. Under the agreement, Mr. Chhay's annual salary increased to $600,000. The term of the agreement commenced on August 28, 2023, and will end on August 31, 2025.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information at December 8, 2023, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 9,359,685 shares of common stock outstanding at December 8, 2023. Generally, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deem outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 8, 2023 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of December 8, 2023; we do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Common Stock		Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	723,870	(2)	7.72%

Bradley Chhay	25,474	(3)(4)	*

Yura Barabash	961		*

Travis Reese	34,541	(5)	*

Luke Lirot	518		*

Elaine Martin	9,085		*

Arthur Allan Priaulx	2,000		*

All of our Directors and Officers as a Group of seven persons	792,709		8.42%

Other > 5% Security Holders

BlackRock, Inc. (6)	575,106		6.14%

ADW Capital Partners, L.P.(7)	941,000		10.00%
(1)These percentages exclude treasury shares in the calculation of percentage of class.
(2)Includes stock options that are currently exercisable into 20,000 shares of common stock. Also includes 1,870 shares held in an investment club over which Mr. Langan has shared voting and investment power. As of the date of this report, Mr. Langan owns less than 0.1% of the investment club.
(3)Number of shares is rounded to the nearest whole number. The actual amount is 5,474.317 shares. Includes stock options that are currently exercisable into 20,000 shares of common stock.

(4)Includes 1,870 shares held in an investment club over which Mr. Chhay has shared voting and investment power. As of the date of this report, Mr. Chhay owns approximately 4.7% of the investment club.
(5)Includes stock options that are currently exercisable into 20,000 shares of common stock. Also includes 1,870 shares held in an investment club over which Mr. Reese has shared voting and investment power. As of the date of this report, Mr. Reese owns approximately 1.8% of the investment club.
(6)Based on the most recently available Schedule 13G filed with the SEC on February 1, 2023 by BlackRock Inc. BlackRock beneficially owned 575,106 shares, with sole voting power over 565,882 shares and sole dispositive power over 575,106 shares. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.
(7)Based on the most recently available Form 4 filed with the SEC on September 28, 2023 by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden. ADW Capital Management, LLC is the general partner and investment manager of ADW Capital Partners, L.P. Mr. Wyden is the sole manager of ADW Capital Management, LLC. ADW Capital Partners, L.P is the record and direct beneficial owner of 941,000 shares, with sole voting power and sole dispositive power over all such shares. The address of each of these reporting persons is 6431 Allison Road, Miami Beach, Florida 33141.
The Company is not aware of any arrangements that could result in a change in control of the Company.
The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Three adult children of Mr. Langan are also employed by the Company in corporate shared services. Colby Langan, one of Eric Langan's adult children mentioned above, is currently the President of RCI Development Services, Inc., which manages strategy on the Company's new business ventures, and received $184,068 and $138,762 in employment compensation during the fiscal year ended September 30, 2023 and 2022, respectively.
In October 2021, we borrowed $500,000 from Ed Anakar, President of RCI Management Services, Inc. and our Director of Operations and brother of former director Nourdean Anakar, and $150,000 from Allen Chhay, brother of Company CFO, Bradley Chhay, as part of a larger group of private lenders (see Note 8 to our consolidated financial statements). Their promissory notes bear interest at the rate of 12% per annum and mature in October 2024. The notes are payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. The terms of the notes are the same as the rest of the lender group. Refer to Note 8 to our consolidated financial statements for the October 2023 extension of term of promissory notes.
We paid Ed Anakar employment compensation of $718,539, $720,492, and $655,289 during the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $195,000 in fiscal 2023, $207,000 in fiscal 2022, and $118,000 in fiscal 2021. As of September 30, 2023 and 2022, we owed Nottingham Creations and Sherwood Forest $10,700 and $92,808, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2023, 2022, and 2021. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $443,295, $3,809, and $0 for the fiscal years 2023, 2022, and 2021, respectively. Amounts billed directly to the Company were approximately $9,430, $133,000, and $425,000 for the fiscal years 2023, 2022, and 2021, respectively. As of September 30, 2023 and 2022, the Company owed TW Mechanical approximately $0 and $9,338, respectively, in unpaid direct billings.

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
Item 14. Principal Accounting Fees and Services.
The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Marcum LLP and Friedman LLP for the fiscal 2023 and 2022.

	Marcum 2023	Friedman 2023	Friedman 2022
Audit fees	$659,789	$523,017	$1,256,537
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total	$659,789	$523,017	$1,256,537
Effective September 1, 2022, Friedman LLP, our independent registered public accounting firm of record in fiscal 2022, combined with Marcum LLP and continued to operate as an independent registered public accounting firm.

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
All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Marcum LLP and Friedman, LLP was compatible with the maintenance of those firms’ independence in the conduct of their auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $99,145,838.22 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

4.2	10-Year Secured Promissory Note for $11,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.3	20-Year Secured Promissory Note for $8,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.4	10-Year Promissory Note for $1,200,000 by RCI Holdings, Inc. to 3480 South Galena, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.5	IP Promissory Note for $1,000,000 by Big Sky Hospitality Holdings, Inc. to Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.6	Promissory Note for $18,740,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

4.7	Revolving Promissory Note for $10,000,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

4.8	Form of Promissory Note dated March 16, 2023 (in connection with Baby Dolls/Chicas Locas acquisition transaction) (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.9	Promissory Note (Real Estate) with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.10	Amended and Restated 12% Unsecured Promissory Note (form of interest-only version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2023) *

4.11	Amended and Restated 12% Unsecured Promissory Note (form of amortizing payment schedule version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2023) *

4.1	The description of our common stock (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2020) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.2	Employment Agreement with Bradley Chhay (Incorporated by reference from Form 8-K filed with the SEC on August 30, 2023) *

10.3	Employment Agreement with Travis Reese (Incorporated by reference from Form 8-K filed with the SEC on July 2, 2021) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.7	Guaranty by RCI Hospitality Holdings, Inc. in favor of Family Dog (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.8	Guaranty by RCI Hospitality Holdings, Inc. in favor of 3480 South Galena LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.9	Guaranty by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.10	Lock-Up Agreement between RCI Hospitality Holdings, Inc. and Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.11	Lock-Up Agreement by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.12	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.13	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.14	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.15	Asset Purchase Agreement with TTNA, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.16	Asset Purchase Agreement with DB Entertainment, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.17	Asset Purchase Agreement with Duncan Burch, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.18	Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.19	Asset Purchase Agreement with T&N, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.20	Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.21	Intellectual Property Purchase Agreement with ERAF, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.22	Asset Purchase Agreement with ECAL-D&D, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.23	Purchase and Sale Agreement with Duncan Burch dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.24	Cooperation Agreement dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.25	Amendment to Asset Purchase Agreement with TTNA, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.26	Amendment to Asset Purchase Agreement with DB Entertainment, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.27	Amendment to Asset Purchase Agreement with Duncan Burch, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.28	Amendment to Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.29	Second Amendment to Asset Purchase Agreement with T AND N, INCORPORATED dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.30	Amendment to Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.31	Amendment to Intellectual Property Purchase Agreement with ERAF, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.32	Amendment to Asset Purchase Agreement with ECAL-D&D, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.33	Amendment to Purchaser and Sale Agreement with Duncan Burch dated January 26, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.34	Second Amendment to Asset Purchase Agreement with TTNA, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.35	Second Amendment to Asset Purchase Agreement with DB Entertainment, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.36	Second Amendment to Asset Purchase Agreement with Duncan Burch, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.37	Second Amendment to Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.38	Third Amendment to Asset Purchase Agreement with T AND N, INCORPORATED dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.39
Second Amendment to Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.40	Second Amendment to Intellectual Property Purchase Agreement with ERAF, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.41	Second Amendment to Asset Purchase Agreement with ECAL-D&D, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.42	Second Amendment to Purchase and Sale Agreement with Duncan Burch dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.43	Loan Agreement with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.44	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.45	Absolute Unconditional and Continuing Guaranty of Eric Langan (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.46	Form of Absolute Unconditional and Continuing Guaranty of Burch Management Company, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.47	Form of Absolute Unconditional and Continuing Guaranty of BD Hospitality Acquisition, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.48	Lock-Up Agreement with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.49	Non-Competition Agreement with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

21.1	Subsidiaries

23.1	Consent of Marcum LLP

23.2	Consent of Friedman LLP

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Incorporated by reference from our previous filings with the SEC.
Item 16. Form 10-K Summary.
None.

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2023.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 14, 2023

/s/ Bradley Chhay
Bradley Chhay	Chief Financial Officer and Principal Accounting Officer	December 14, 2023

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 14, 2023

/s/ Yura Barabash
Yura Barabash	Director	December 14, 2023

/s/ Luke Lirot
Luke Lirot	Director	December 14, 2023

/s/ Elaine Martin
Elaine Martin	Director	December 14, 2023

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	December 14, 2023