Form 10-Q
period 2023-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2024-02-08
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 5, 2024, 9,359,685 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,155	$21,023
Accounts receivable, net	8,617	9,846
Current portion of notes receivable	253	249
Inventories	4,630	4,412
Prepaid expenses and other current assets	10,985	1,943
Total current assets	45,640	37,473
Property and equipment, net	284,398	282,705
Operating lease right-of-use assets, net	34,169	34,931
Notes receivable, net of current portion	4,362	4,443
Goodwill	70,772	70,772
Intangibles, net	178,486	179,145
Other assets	1,388	1,415
Total assets	$619,215	$610,884

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,254	$6,111
Accrued liabilities	26,564	16,051
Current portion of debt obligations, net	19,789	22,843
Current portion of operating lease liabilities	3,037	2,977
Total current liabilities	54,644	47,982
Deferred tax liability, net	29,143	29,143
Debt, net of current portion and debt discount and issuance costs	214,324	216,908
Operating lease liabilities, net of current portion	34,392	35,175
Other long-term liabilities	328	352
Total liabilities	332,831	329,560

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,359,685 and 9,397,639 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	94	94
Additional paid-in capital	78,815	80,437
Retained earnings	207,714	201,050
Total RCIHH stockholders’ equity	286,623	281,581
Noncontrolling interests	(239)	(257)
Total equity	286,384	281,324
Total liabilities and equity	$619,215	$610,884
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended December 31,
	2023	2022
Revenues
Sales of alcoholic beverages	$33,316	$29,650
Sales of food and merchandise	10,802	10,347
Service revenues	25,119	25,563
Other	4,670	4,408
Total revenues	73,907	69,968
Operating expenses
Cost of goods sold
Alcoholic beverages sold	6,281	5,374
Food and merchandise sold	4,038	3,586
Service and other	40	49
Total cost of goods sold (exclusive of items shown separately below)	10,359	9,009
Salaries and wages	21,332	18,676
Selling, general and administrative	25,201	22,732
Depreciation and amortization	3,853	3,307
Other charges, net	(3)	(654)
Total operating expenses	60,742	53,070
Income from operations	13,165	16,898
Other income (expenses)
Interest expense	(4,216)	(3,687)
Interest income	94	91
Income before income taxes	9,043	13,302
Income tax expense	1,799	3,031
Net income	7,244	10,271
Net income attributable to noncontrolling interests	(18)	(33)
Net income attributable to RCIHH common stockholders	$7,226	$10,238

Earnings per share
Basic and diluted	$0.77	$1.11

Weighted average shares used in computing earnings per share
Basic and diluted	9,367,151	9,230,258
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	$94	$78,815	$207,714	—	$—	$(239)	$286,384

Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends ($0.05 per share)	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	$92	$68,070	$183,726	—	$—	$(78)	$251,810
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,244	$10,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,853	3,307
Stock-based compensation	470	941
Gain on sale of businesses and assets	(3)	(686)
Amortization of debt discount and issuance costs	163	144
Noncash lease expense	762	719
Gain on insurance	—	(64)
Doubtful accounts expense on notes receivable	22	—
Changes in operating assets and liabilities:
Accounts receivable	1,229	1,447
Inventories	(218)	(94)
Prepaid expenses, other current and other assets	(9,029)	(7,208)
Accounts payable, accrued and other liabilities	9,140	6,118
Net cash provided by operating activities	13,633	14,895
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	—	2,784
Proceeds from insurance	—	64
Proceeds from notes receivable	55	55
Payments for property and equipment and intangible assets	(5,135)	(12,553)
Acquisition of businesses, net of cash acquired	—	(4,000)
Net cash used in investing activities	(5,080)	(13,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	701	1,500
Payments on debt obligations	(6,352)	(3,361)
Purchase of treasury stock	(2,072)	(98)
Payment of dividends	(562)	(462)
Payment of loan origination costs	(136)	(96)
Share in return of investment by noncontrolling partner	—	(600)
Net cash used in financing activities	(8,421)	(3,117)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132	(1,872)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,023	35,980
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,155	$34,108

	For the Three Months Ended December 31,
	2023	2022
CASH PAID DURING PERIOD FOR:
Interest	$4,017	$3,490
Income taxes	$—	$—

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$—	$5,000
Debt incurred in connection with purchase of property and equipment	$—	$5,584
Unpaid excise tax on stock repurchases	$20	$—
Unpaid liabilities on capital expenditures	$1,719	$1,985
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.
2. Recent Accounting Standards and Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends Accounting Standards Codification ("ASC") Topic 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2021-08 on October 1, 2023. Our adoption of this ASU did not have a significant impact on our consolidated financial statements.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Recent Accounting Standards and Pronouncements - continued
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the ASU are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The FASB decided to require a joint venture to apply a new basis of accounting upon formation that will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments of this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. early adoptions is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We are still evaluating the impact of this ASU on our consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments of the ASU are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not been issued or made available for issuance. We are enhancing our income tax reporting system to be able to capture the required disclosures of this ASU.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended December 31, 2023					Three Months Ended December 31, 2022
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$26,236		$7,080	$—	$33,316	$22,098		$7,552	$—	$29,650
Sales of food and merchandise	5,240		5,562	—	10,802	4,594		5,753	—	10,347
Service revenues	25,119		—	—	25,119	25,533		30	—	25,563
Other revenues	4,438		89	143	4,670	4,100		96	212	4,408
	$61,033		$12,731	$143	$73,907	$56,325		$13,431	$212	$69,968

Recognized at a point in time	$60,600		$12,730	$143	$73,473	$55,918		$13,428	$211	$69,557
Recognized over time	433	*	1	—	434	407	*	3	1	411
	$61,033		$12,731	$143	$73,907	$56,325		$13,431	$212	$69,968
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2023	Net Consideration Received (Refunded)	Recognized in Revenue	Balance at December 31, 2023
Ad revenue	$49	$142	$(114)	$77
Expo revenue	1	181	—	182
Franchise fees and other	46	—	(2)	44
	$96	$323	$(116)	$303
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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Revenues (from external customers)
Nightclubs	$61,033	$56,325
Bombshells	12,731	13,431
Other	143	212
	$73,907	$69,968

Income (loss) from operations
Nightclubs	$20,369	$22,740
Bombshells	86	1,847
Other	(196)	(185)
Corporate	(7,094)	(7,504)
	$13,165	$16,898

Depreciation and amortization
Nightclubs	$2,905	$2,485
Bombshells	643	458
Other	2	63
Corporate	303	301
	$3,853	$3,307

Capital expenditures
Nightclubs	$1,532	$4,144
Bombshells	1,908	8,319
Other	1,498	37
Corporate	197	53
	$5,135	$12,553

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information - continued

	December 31, 2023	September 30, 2023
Total assets
Nightclubs	$491,046	$483,563
Bombshells	86,730	85,215
Other	7,628	6,936
Corporate	33,811	35,170
	$619,215	$610,884
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended December 31, 2023, amounting to $4.5 million and $227,000, respectively, and for the three months ended December 31, 2022, amounting to $3.7 million and $231,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three months ended December 31, 2023 and 2022 amounting to $39,000 and $37,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
5. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	December 31, 2023	September 30, 2023
Credit card receivables	$4,297	$4,141
Income tax refundable	1,192	2,989
ATM in-transit	2,015	1,675
Other (net of allowance for doubtful accounts of $64 and $62, respectively)	1,113	1,041
Total accounts receivable, net	$8,617	$9,846
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2023	September 30, 2023
Prepaid insurance	$9,297	$375
Prepaid legal	156	184
Prepaid taxes and licenses	265	486
Prepaid rent	215	346
Other	1,052	552
Total prepaid expenses and other current assets	$10,985	$1,943

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information - continued
The components of accrued liabilities are as follows (in thousands):

	December 31, 2023	September 30, 2023
Insurance	$9,022	$9
Sales and liquor taxes	2,499	2,468
Payroll and related costs	4,100	4,412
Property taxes	3,607	3,086
Interest	690	654
Patron tax	1,543	914
Unearned revenues	303	96
Lawsuit settlement	2,123	2,448
Other	2,677	1,964
Total accrued liabilities	$26,564	$16,051
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Taxes and permits	$4,042	$2,684
Advertising and marketing	3,474	2,670
Supplies and services	2,695	2,424
Insurance	3,315	2,582
Legal	733	985
Lease	1,824	1,762
Charge card fees	1,732	1,897
Utilities	1,485	1,271
Security	1,411	1,164
Stock-based compensation	470	941
Accounting and professional fees	1,186	1,518
Repairs and maintenance	1,099	1,164
Other	1,735	1,670
Total selling, general and administrative expenses	$25,201	$22,732

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Debt
On October 25, 2023, the Company entered into a debt modification transaction under which 26 investors holding a total principal amount of $15.7 million in unsecured promissory notes agreed to extend the maturity dates of such notes, with no other changes to the terms and conditions of the original promissory notes, which original promissory notes were issued in October 2021 and had original maturity dates in October 2024. The transaction was effected by the 26 investors returning for cancellation their original promissory notes, with us issuing new amended and restated promissory notes to such investors. The original promissory notes were deemed cancelled as of the end of the day on October 31, 2023, and the new amended promissory notes will have an original issue date, and be deemed effective, as of November 1, 2023.
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
On November 17, 2023, the Company closed on a construction loan agreement with a bank lender for a total amount of $7.2 million bearing an interest rate of 8.5% per annum for the construction of a Bombshells restaurant in Rowlett, Texas. The promissory note is payable in 120 monthly payments, the first 18 months of which will be interest-only. The succeeding 101 monthly payments will be payable in equal installments of $63,022 in principal and interest, and the remaining balance in principal and accrued interest payable on the 120th month. The loan is secured by the real estate property under construction. There are certain financial covenants with which the Company is to be in compliance related to this loan.
Future maturities of long-term debt as of December 31, 2023 are as follows: $20.4 million, $24.1 million, $22.6 million, $21.9 million, $19.9 million and $128.2 million for the twelve months ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter, respectively. Of the maturity schedule mentioned above, $5.7 million, $11.1 million, $9.1 million, $7.9 million, $5.7 million and $70.6 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $2.9 million and $2.9 million as of December 31, 2023 and September 30, 2023, respectively.
7. Stock-based Compensation
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
Stock-based compensation for the three months ended December 31, 2023 and 2022, which is included in corporate segment selling, general and administrative expenses, amounted to $470,000 and $941,000, respectively. As of December 31, 2023, we had unrecognized compensation cost amounting to $4.0 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 2.1 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Stock-based Compensation - continued
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not exercised, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37 per share. No stock options were exercised during the three months ended December 31, 2023. As of December 31, 2023, 120,000 stock options were vested and exercisable.
For the three months ended December 31, 2023 and 2022, we excluded 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
8. Income Taxes
Income tax expense was $1.8 million and $3.0 million during the three months ended December 31, 2023 and 2022, respectively. The effective income tax expense rate was 19.9% and 22.8% for the three months ended December 31, 2023 and 2022, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31,
	2023	2022
Federal statutory income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	4.0%
Permanent differences	0.5%	0.5%
Tax credits	(5.0)%	(2.8)%
Other	—%	0.1%
Total income tax expense	19.9%	22.8%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2020 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
9. Commitments and Contingencies
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
(Unaudited)

9. Commitments and Contingencies - continued
Indemnity Insurance Corporation
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2023, we have 1 remaining unresolved claim out of the original 71 claims.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies - continued
As set forth in the risk factors as disclosed in this report, the adult entertainment industry standard is to classify adult entertainers as independent contractors, not employees. While we take steps to ensure that our adult entertainers are deemed independent contractors, from time to time, we are named in lawsuits related to the alleged misclassification of entertainers. Claims are brought under both federal and where applicable, state law. Based on the industry standard, the manner in which the independent contractor entertainers are treated at the clubs, and the entertainer license agreements governing the entertainer’s work at the clubs, the Company believes that these lawsuits are without merit. Lawsuits are handled by attorneys with an expertise in the relevant law and are defended vigorously.
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
There were no lawsuit settlements incurred during the three months ended December 31, 2023 and 2022. As of December 31, 2023 and September 30, 2023, the Company has accrued $2.1 million and $2.4 million in accrued liabilities, respectively, related to settlement of lawsuits.
10. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2023 and September 30, 2023, was $116.7 million and $119.2 million, respectively.
Included in the October 2023 debt transaction (see Note 6) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $142,098 and $0 during the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and September 30, 2023, we owed Nottingham Creations and Sherwood Forest $36,308 and $10,700, respectively, in unpaid billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions - continued
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2024 and 2023. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended December 31, 2023 and 2022, respectively. Amounts billed directly to the Company were $2,932 and $0 for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and September 30, 2023, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three months ended December 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Operating lease expense – fixed payments	$1,292	$1,259
Variable lease expense	450	427
Short-term and other lease expense (includes $107 and $64 recorded in advertising and marketing for the three months ended December 31, 2023 and 2022, respectively; and $141 and $127 recorded in repairs and maintenance for the three months ended December 31, 2023 and 2022, respectively; see Note 5)	330	267
Sublease income	—	—
Total lease expense, net	$2,072	$1,953

Other information:
Operating cash outflows from operating leases	$2,033	$1,910
Weighted average remaining lease term – operating leases	10.3 years	11.2 years
Weighted average discount rate – operating leases	5.8%	5.6%
Future maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2024	$3,037	$2,014	$5,051
January - December 2025	3,296	1,835	5,131
January - December 2026	3,594	1,640	5,234
January - December 2027	3,355	1,438	4,793
January - December 2028	2,996	1,256	4,252
Thereafter	21,151	4,333	25,484
	$37,429	$12,516	$49,945

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2023.
Overview
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality dining experiences to its guests. All services and management operations are conducted by subsidiaries of RCIHH, including RCI Management Services, Inc.
Through our subsidiaries, as of December 31, 2023, we operated a total of 69 establishments that offer live adult entertainment, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on December 14, 2023.
During the three months ended December 31, 2023, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's operating results during the quarter ended December 31, 2023 are as follows:
•Total revenues were $73.9 million compared to $70.0 million during the comparable prior-year quarter, a 5.6% increase (Nightclubs revenue of $61.0 million compared to $56.3 million, an 8.4% increase; and Bombshells revenue of $12.7 million compared to $13.4 million, a 5.2% decrease)
•Consolidated same-store sales decreased by 9.8% (Nightclubs decreased by 7.2% while Bombshells decreased by 20.3%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.77 compared to $1.11 (non-GAAP diluted EPS* of $0.87 compared to $1.19) during the comparable prior-year quarter
•Net cash provided by operating activities of $13.6 million compared to $14.9 million during the comparable prior-year quarter, an 8.5% decrease (free cash flow* of $12.7 million compared to $13.0 million, a 2.9% decrease)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended December 31,
	2023	2022
Revenues
Sales of alcoholic beverages	45.1%	42.4%
Sales of food and merchandise	14.6%	14.8%
Service revenues	34.0%	36.5%
Other	6.3%	6.3%
Total revenues	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	18.9%	18.1%
Food and merchandise sold	37.4%	34.7%
Service and other	0.1%	0.2%
Total cost of goods sold (exclusive of items shown separately below)	14.0%	12.9%
Salaries and wages	28.9%	26.7%
Selling, general and administrative	34.1%	32.5%
Depreciation and amortization	5.2%	4.7%
Other charges, net	—%	(0.9)%
Total operating expenses	82.2%	75.8%
Income from operations	17.8%	24.2%
Other income (expenses)
Interest expense	(5.7)%	(5.3)%
Interest income	0.1%	0.1%
Income before income taxes	12.2%	19.0%
Income tax expense	2.4%	4.3%
Net income	9.8%	14.7%
*Percentages may not foot due to rounding. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.
Revenues
Consolidated revenues for the first quarter increased by $3.9 million, or 5.6%, versus the comparable prior-year quarter due primarily to a 15.0%, or $10.5 million, increase in sales from newly acquired clubs from last year and new Bombshells openings, partially offset by the $6.7 million impact of the decrease in consolidated same-stores sales.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended December 31, 2023	Mix	Three Months Ended December 31, 2022	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$26,236	43.0%	$22,098	39.2%	$4,138	18.7%
Sales of food and merchandise	5,240	8.6%	4,594	8.2%	646	14.1%
Service revenues	25,119	41.2%	25,533	45.3%	(414)	(1.6)%
Other revenues	4,438	7.3%	4,100	7.3%	338	8.2%
	61,033	100.0%	56,325	100.0%	4,708	8.4%
Bombshells
Sales of alcoholic beverages	7,080	55.6%	7,552	56.2%	(472)	(6.3)%
Sales of food and merchandise	5,562	43.7%	5,753	42.8%	(191)	(3.3)%
Service revenues	—	0.0%	30	0.2%	(30)	(100.0)%
Other revenues	89	0.7%	96	0.7%	(7)	(7.3)%
	12,731	100.0%	13,431	100.0%	(700)	(5.2)%
Other
Other revenues	143	100.0%	212	100.0%	(69)	(32.5)%
	$73,907		$69,968		$3,939	5.6%
Nightclubs revenues increased by 8.4% during the first quarter compared to the same quarter last year primarily due to the $8.9 million contribution of newly acquired clubs, partially offset by the $4.0 million impact of the decrease in same-store sales. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 7.2%. By type of revenue, alcoholic beverage sales increased by 18.7%, food, merchandise and other revenue increased by 11.3%, while service revenues decreased by 1.6%.
Bombshells revenues decreased by 5.2%, of which 20.3% was for same-store sales decrease with the offsetting increase caused by two new locations and a food hall. By type of revenue, food and merchandise sales decreased by 3.3% while alcoholic beverage sales decreased by 6.3%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 82.2% from 75.8% from last year’s first quarter, with a $7.7 million increase, or 14.5%, which was mainly caused by costs and expenses directly related to higher sales in the current-year first quarter, with the impact of fixed expenses on clubs and restaurants having decreases in their same-stores sales. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the first quarter increased by $1.4 million, or 15.0%, mainly due to higher sales. As a percent of total revenues, cost of goods sold increased to 14.0% from 12.9% mainly due to the sales mix decrease in service revenue. Nightclubs cost of goods sold increased to 12.0% from 10.5%, while Bombshells cost of goods sold increased to 23.7% from 22.9%. Both increases in percent to segment revenue were caused mainly by shift in sales mix toward lower margin sales type.
Salaries and wages. Salaries and wages increased by $2.7 million, or 14.2%, for the first quarter due to increase in personnel from newly acquired clubs and new Bombshells openings, work shifts to accommodate the increase in sales, and the impact of minimum wage increases in certain states and cities. As a percent of total revenues, salaries and wages increased to 28.9% from 26.7% due to wage inflation. Nightclubs increased to 22.0% from 20.8% and Bombshells increased to 31.1% from 26.5%, while corporate increased to 5.1% from 4.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.5 million, or 10.9%, primarily due to increased variable expenses related to higher sales during the current-year first quarter. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$4,042	5.5%	$2,684	3.8%	$(1,358)	(50.6)%
Advertising and marketing	3,474	4.7%	2,670	3.8%	(804)	(30.1)%
Supplies and services	2,695	3.6%	2,424	3.5%	(271)	(11.2)%
Insurance	3,315	4.5%	2,582	3.7%	(733)	(28.4)%
Legal	733	1.0%	985	1.4%	252	25.6%
Lease	1,824	2.5%	1,762	2.5%	(62)	(3.5)%
Charge card fees	1,732	2.3%	1,897	2.7%	165	8.7%
Utilities	1,485	2.0%	1,271	1.8%	(214)	(16.8)%
Security	1,411	1.9%	1,164	1.7%	(247)	(21.2)%
Stock-based compensation	470	0.6%	941	1.3%	471	50.1%
Accounting and professional fees	1,186	1.6%	1,518	2.2%	332	21.9%
Repairs and maintenance	1,099	1.5%	1,164	1.7%	65	5.6%
Other	1,735	2.3%	1,670	2.4%	(65)	(3.9)%
Total selling, general and administrative expenses	$25,201	34.1%	$22,732	32.5%	$(2,469)	(10.9)%
Taxes and permits mainly increased due to the increase in the Texas patron tax. Advertising and marketing increased mainly due to higher commissions and promotional expenses. Insurance expense increased due to additional clubs and restaurants.
Depreciation and amortization. Depreciation and amortization increased by $546,000, or 16.5%, during the quarter due to the higher depreciable base.
Other charges, net. Other charges, net for the quarter changed due to one sale of real estate property in the prior-year first quarter.
Income (Loss) from Operations
For the quarter ended December 31, 2023 and 2022, our consolidated operating margin was 17.8% and 24.2%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Nightclubs	$20,369	$22,740
Bombshells	86	1,847
Other	(196)	(185)
Corporate	(7,094)	(7,504)
	$13,165	$16,898

Excluding certain items, the first quarter ended December 31, 2023 and 2022 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 26.

	For the Three Months Ended December 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,369	$86	$(196)	$(7,094)	$13,165
Amortization of intangibles	591	63	—	5	659
Gain on sale of businesses and assets	(1)	—	—	(2)	(3)
Stock-based compensation	—	—	—	470	470
Non-GAAP operating income (loss)	$20,959	$149	$(196)	$(6,621)	$14,291

GAAP operating margin	33.4%	0.7%	(137.1)%	(9.6)%	17.8%
Non-GAAP operating margin	34.3%	1.2%	(137.1)%	(9.0)%	19.3%

	For the Three Months Ended December 31, 2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$22,740	$1,847	$(185)	$(7,504)	$16,898
Amortization of intangibles	628	2	61	4	695
Gain on sale of businesses and assets	(569)	—	—	(21)	(590)
Gain on insurance	(48)	—	—	(16)	(64)
Stock-based compensation	—	—	—	941	941
Non-GAAP operating income (loss)	$22,751	$1,849	$(124)	$(6,596)	$17,880

GAAP operating margin	40.4%	13.8%	(87.3)%	(10.7)%	24.2%
Non-GAAP operating margin	40.4%	13.8%	(58.5)%	(9.4)%	25.6%
Other Income/Expenses
Interest expense increased by $529,000, or 14.3%, primarily caused by a higher average debt balance mostly from seller-financed promissory notes from last years' acquisitions.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $6.0 million and $5.4 million for the quarters ended December 31, 2023 and 2022, respectively. As a percentage of revenue, total occupancy costs were 8.2% and 7.8% during the quarters ended December 31, 2023 and 2022, respectively, primarily due to the interest from higher average debt balance.

Income Taxes
Income tax expense was $1.8 million and $3.0 million during the three months ended December 31, 2023 and 2022, respectively. The effective income tax expense rate was 19.9% and 22.8% for the three months ended December 31, 2023 and 2022, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31,
	2023	2022
Federal statutory income tax expense	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	4.0%
Permanent differences	0.5%	0.5%
Tax credit	(5.0)%	(2.8)%
Other	—%	0.1%
Total income tax expense	19.9%	22.8%
Income taxes decreased in dollar amount due to the lower pretax income in the current first quarter. Effective income tax rate decreased due to the acquisition of Texas-based clubs at the end of last year's second quarter and the additional tax credits from those acquisitions.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, and (d) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) gains or losses on sale of businesses and assets, (c) gains or losses on insurance, (d) stock-based compensation, and (e) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 19.9% and 22.7% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2023 and 2022, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, and (f) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three months ended December 31, 2023 and 2022 (in thousands, except per share, number of shares and percentages):

	Three Months Ended December 31,
	2023	2022
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$7,226	$10,238
Income tax expense	1,799	3,031
Interest expense, net	4,122	3,596
Depreciation and amortization	3,853	3,307
Stock-based compensation	470	941
Gain on sale of businesses and assets	(3)	(590)
Gain on insurance	—	(64)
Adjusted EBITDA	$17,467	$20,459

	Three Months Ended December 31,
	2023	2022
Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$7,226	$10,238
Amortization of intangibles	659	695
Stock-based compensation	470	941
Gain on sale of businesses and assets	(3)	(590)
Gain on insurance	—	(64)
Net income tax effect	(220)	(200)
Non-GAAP net income	$8,132	$11,020

	Three Months Ended December 31,
	2023	2022
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,367,151	9,230,258
GAAP diluted earnings per share	$0.77	$1.11
Amortization of intangibles	0.07	0.08
Stock-based compensation	0.05	0.10
Gain on sale of businesses and assets	0.00	(0.06)
Gain on insurance	0.00	(0.01)
Net income tax effect	(0.02)	(0.02)
Non-GAAP net income	$0.87	$1.19

	Three Months Ended December 31,
	2023	2022
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$13,165	$16,898
Amortization of intangibles	659	695
Stock-based compensation	470	941
Gain on sale of businesses and assets	(3)	(590)
Gain on insurance	—	(64)
Non-GAAP operating income	$14,291	$17,880

	Three Months Ended December 31,
	2023	2022
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	17.8%	24.2%
Amortization of intangibles	0.9%	1.0%
Stock-based compensation	0.6%	1.3%
Gain on sale of businesses and assets	0.0%	(0.8)%
Gain on insurance	0.0%	(0.1)%
Non-GAAP operating income	19.3%	25.6%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At December 31, 2023, our cash and cash equivalents were approximately $21.2 million compared to $21.0 million at September 30, 2023. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2023, we had negative working capital of $9.0 million compared to negative working capital of $10.5 million as of September 30, 2023. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Operating activities	$13,633	$14,895
Investing activities	(5,080)	(13,650)
Financing activities	(8,421)	(3,117)
Net increase (decrease) in cash and cash equivalents	$132	$(1,872)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Net income	$7,244	$10,271
Depreciation and amortization	3,853	3,307
Stock-based compensation	470	941
Net change in operating assets and liabilities	1,122	263
Other	944	113
Net cash provided by operating activities	$13,633	$14,895
Net cash provided by operating activities this current quarter decreased from last year's comparable quarter primarily due to lower income from operations and higher interest expense paid.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Payments for property and equipment and intangible assets	$(5,135)	$(12,553)
Acquisition of businesses	—	(4,000)
Proceeds from sale of businesses and assets	—	2,784
Proceeds from insurance	—	64
Proceeds from notes receivable	55	55
Net cash used in investing activities	$(5,080)	$(13,650)
Following is a breakdown of our payments for property and equipment and intangible assets for the quarter ended December 31, 2023 and 2022 (in thousands):

	For the Three Months Ended December 31,
	2023	2022
New facilities, equipment, and intangible assets	$4,152	$10,689
Maintenance capital expenditures	983	1,864
Total capital expenditures	$5,135	$12,553
The capital expenditures during the quarter ended December 31, 2023 were composed mostly of construction projects in-progress, while those during the quarter ended December 31, 2022 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Proceeds from debt obligations	$701	$1,500
Payments on debt obligations	(6,352)	(3,361)
Purchase of treasury stock	(2,072)	(98)
Payment of dividends	(562)	(462)
Payment of loan origination costs	(136)	(96)
Share in return of investment by noncontrolling partner	—	(600)
Net cash used in financing activities	$(8,421)	$(3,117)
We purchased 37,954 shares of our common stock at an average price of $54.59 during the quarter ended December 31, 2023, while we purchased 1,500 shares of our common stock at an average price of $65.02 during the quarter ended December 31, 2022. As of December 31, 2023, we have approximately $14.6 million authorization remaining to purchase additional shares.
We paid $0.06 per share for dividends during the first quarter ended December 31, 2023, while we paid $0.05 per share during the first quarter ended December 31, 2022.

See Note 6 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations. We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the three months ended December 31, 2023 and 2022.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$13,633	$14,895
Less: Maintenance capital expenditures	983	1,864
Free cash flow	$12,650	$13,031
Our free cash flow for the quarter decreased by 2.9% compared to the comparable prior-year quarter primarily due to lower income from operations and higher interest expense paid, partially offset lower maintenance capital expenditures paid.
We do not include capital expenditures related to new facilities construction, equipment and intangible assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
Other than the impact of uncertainties caused by near-term macro environment, including commodity and labor inflation and the lingering effect of the COVID-19 pandemic, and our contractual debt and lease obligations, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt. We continue to monitor the macro environment and will adjust our overall approach to capital allocation as events and trends unfold.
The following table presents a summary of such indicators for the three months ended December 31 (in thousands, except percentages):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Sales of alcoholic beverages	$33,316	12.4%	$29,650	12.2%	$26,431
Sales of food and merchandise	10,802	4.4%	10,347	(5.0)%	10,894
Service revenues	25,119	(1.7)%	25,563	22.5%	20,876
Other	4,670	5.9%	4,408	21.3%	3,635
Total revenues	$73,907	5.6%	$69,968	13.2%	$61,836
Net income attributable to RCIHH common stockholders	$7,226	(29.4)%	$10,238	(3.2)%	$10,575
Net cash provided by operating activities	$13,633	(8.5)%	$14,895	(8.4)%	$16,264
Adjusted EBITDA*	$17,467	(14.6)%	$20,459	13.9%	$17,965
Free cash flow*	$12,650	(2.9)%	$13,031	(14.6)%	$15,266
Debt (end of period)	$234,113	10.8%	$211,234	30.5%	$161,850
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
All thirteen of the existing Bombshells as of December 31, 2023 were located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2023, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2023.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2023. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended September 30, 2023, filed with the SEC on December 14, 2023, management concluded that our internal control over financial reporting was not effective as of September 30, 2023. In the evaluation, management identified material weaknesses in internal control related (1) proper design and implementation of controls over management's review of the Company's accounting for business combinations, specifically related to the identification of and accounting for intangible assets acquired in a business combination, and over the precision of management's review of certain valuation assumptions; (2) the impairment of goodwill, indefinite-lived intangibles, and long-lived assets, specifically over the precision of management's review of certain assumptions; and (3) ineffective information technology general controls ("ITGCs") in the areas of user access and program change-management over certain information technology ("IT") systems that support the Company's financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2023.
Remediation Efforts to Address Material Weakness
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, except for such risks and uncertainties that may result from the additional disclosure in the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2023	32,704	$54.55	32,704	$14,857,259
November 1-30, 2023	5,250	$54.84	5,250	$14,569,372
December 1-31, 2023	—		—	$14,569,372
	37,954	$54.59	37,954
(1)    Prices include any commissions and transaction costs, but exclude a 1% excise tax.
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 8, 2024	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 8, 2024	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer