Form 10-Q
period 2024-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2024-05-09
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, 9,325,117 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,973	$21,023
Accounts receivable, net	8,779	9,846
Current portion of notes receivable	265	249
Inventories	4,554	4,412
Prepaid expenses and other current assets	8,387	1,943
Assets held for sale	74	—
Total current assets	42,032	37,473
Property and equipment, net	288,224	282,705
Operating lease right-of-use assets, net	33,396	34,931
Notes receivable, net of current portion	4,289	4,443
Goodwill	67,862	70,772
Intangibles, net	172,728	179,145
Other assets	1,362	1,415
Total assets	$609,893	$610,884

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,632	$6,111
Accrued liabilities	22,597	16,051
Current portion of debt obligations, net	25,072	22,843
Current portion of operating lease liabilities	3,098	2,977
Total current liabilities	56,399	47,982
Deferred tax liability, net	27,232	29,143
Debt, net of current portion and debt discount and issuance costs	206,853	216,908
Operating lease liabilities, net of current portion	33,593	35,175
Other long-term liabilities	317	352
Total liabilities	324,394	329,560

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,332,420 and 9,397,639 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	93	94
Additional paid-in capital	77,742	80,437
Retained earnings	207,928	201,050
Total RCIHH stockholders’ equity	285,763	281,581
Noncontrolling interests	(264)	(257)
Total equity	285,499	281,324
Total liabilities and equity	$609,893	$610,884
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenues
Sales of alcoholic beverages	$32,907	$30,136	$66,223	$59,786
Sales of food and merchandise	11,068	11,005	21,870	21,352
Service revenues	23,564	25,690	48,683	51,253
Other	4,744	4,686	9,414	9,094
Total revenues	72,283	71,517	146,190	141,485
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,891	5,365	12,172	10,739
Food and merchandise sold	3,993	3,737	8,031	7,323
Service and other	35	16	75	65
Total cost of goods sold (exclusive of items shown separately below)	9,919	9,118	20,278	18,127
Salaries and wages	20,975	19,428	42,307	38,104
Selling, general and administrative	24,653	22,026	49,854	44,758
Depreciation and amortization	3,884	3,760	7,737	7,067
Other charges, net	8,195	3,758	8,192	3,104
Total operating expenses	67,626	58,090	128,368	111,160
Income from operations	4,657	13,427	17,822	30,325
Other income (expenses)
Interest expense	(3,999)	(3,677)	(8,215)	(7,364)
Interest income	96	90	190	181
Income before income taxes	754	9,840	9,797	23,142
Income tax expense	5	2,147	1,804	5,178
Net income	749	7,693	7,993	17,964
Net loss attributable to noncontrolling interests	25	39	7	6
Net income attributable to RCIHH common stockholders	$774	$7,732	$8,000	$17,970

Earnings per share
Basic and diluted	$0.08	$0.83	$0.85	$1.94

Weighted average shares used in computing earnings per share
Basic and diluted	9,350,292	9,265,781	9,358,768	9,247,824

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	94	78,815	207,714	—	—	(239)	286,384
Purchase of treasury shares	—	—	—	—	(27,265)	(1,530)	—	(1,530)
Canceled treasury shares	(27,265)	(1)	(1,529)	—	27,265	1,530	—	—
Excise tax on stock repurchases	—	—	(15)	—	—	—	—	(15)
Payment of dividends ($0.06 per share)	—	—	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	774	—	—	(25)	749
Balance at March 31, 2024	9,332,420	$93	$77,742	$207,928	—	$—	$(264)	$285,499

Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends ($0.05 per share)	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	92	68,070	183,726	—	—	(78)	251,810
Issuance of common shares for business combination	200,000	2	16,306	—	—	—	—	16,308
Payment of dividends ($0.06 per share)	—	—	—	(553)	—	—	—	(553)
Stock-based compensation	—	—	706	—	—	—	—	706
Net income (loss)	—	—	—	7,732	—	—	(39)	7,693
Balance at March 31, 2023	9,430,225	$94	$85,082	$190,905	—	$—	$(117)	$275,964
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,993	$17,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,737	7,067
Impairment of assets	8,033	662
Deferred income tax benefit	(1,911)	—
Stock-based compensation	941	1,647
Loss (gain) on sale of businesses and assets	37	(689)
Amortization of debt discount and issuance costs	312	291
Noncash lease expense	1,535	1,463
Gain on insurance	—	(91)
Doubtful accounts expense on notes receivable	22	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,067	708
Inventories	(142)	79
Prepaid expenses, other current and other assets	(6,420)	(5,705)
Accounts payable, accrued and other liabilities	5,265	8,288
Net cash provided by operating activities	24,469	31,684
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	—	2,810
Proceeds from insurance	—	91
Proceeds from notes receivable	116	113
Payments for property and equipment and intangible assets	(12,802)	(22,090)
Acquisition of businesses, net of cash acquired	—	(29,000)
Net cash used in investing activities	(12,686)	(48,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,657	11,595
Payments on debt obligations	(10,630)	(6,481)
Purchase of treasury stock	(3,602)	(98)
Payment of dividends	(1,122)	(1,015)
Payment of loan origination costs	(136)	(205)
Share in return of investment by noncontrolling partner	—	(600)
Net cash provided by (used in) financing activities	(12,833)	3,196
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,050)	(13,196)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,023	35,980
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,973	$22,784

	For the Six Months Ended March 31,
	2024	2023
CASH PAID DURING PERIOD FOR:
Interest	$7,877	$6,874
Income taxes	$2,510	$5,605

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$—	$30,405
Debt incurred in connection with purchase of property and equipment	$—	$7,584
Issuance of shares of common stock for acquisition of businesses:
Number of shares	—	200,000
Fair value	$—	$16,308
Adjustment to operating lease right-of-use assets related to new and renewed leases	$—	$1,659
Adjustment to operating lease liabilities related to new and renewed leases	$—	$1,958
Unpaid excise tax on stock repurchases	$35	$—
Unpaid liabilities on capital expenditures	$1,244	$3,045
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this ASU and we believe that the adoption of this guidance will not have a significant impact on our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU requires all companies to amortize leasehold improvements associated with common control leases over the asset's useful life to the common control group regardless of the lease term. It also allows private and certain not-for-profit entities to use the written terms and conditions of an agreement to account for common control leases without further assessing the legal enforceability of those terms. The guidance is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. We are still evaluating the impact of this ASU but we believe that the adoption of this guidance will not have a significant impact on our consolidated financial statements.

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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$25,946		$6,961	$—	$32,907	$22,191		$7,945	$—	$30,136
Sales of food and merchandise	5,346		5,722	—	11,068	4,823		6,182	—	11,005
Service revenues	23,562		2	—	23,564	25,686		4	—	25,690
Other revenues	4,518		86	140	4,744	4,331		184	171	4,686
	$59,372		$12,771	$140	$72,283	$57,031		$14,315	$171	$71,517

Recognized at a point in time	$58,949		$12,770	$140	$71,859	$56,577		$14,274	$127	$70,978
Recognized over time	423	*	1	—	424	454	*	41	44	539
	$59,372		$12,771	$140	$72,283	$57,031		$14,315	$171	$71,517

	Six Months Ended March 31, 2024					Six Months Ended March 31, 2023
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$52,182		$14,041	$—	$66,223	$44,289		$15,497	$—	$59,786
Sales of food and merchandise	10,586		11,284	—	21,870	9,417		11,935	—	21,352
Service revenues	48,681		2	—	48,683	51,219		34	—	51,253
Other revenues	8,956		175	283	9,414	8,431		280	383	9,094
	$120,405		$25,502	$283	$146,190	$113,356		$27,746	$383	$141,485

Recognized at a point in time	$119,549		$25,500	$283	$145,332	$112,495		$27,702	$338	$140,535
Recognized over time	856	*	2	—	858	861	*	44	45	950
	$120,405		$25,502	$283	$146,190	$113,356		$27,746	$383	$141,485
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues - continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2023	Net Consideration Received (Refunded)	Recognized in Revenue	Balance at March 31, 2024
Ad revenue	$49	$244	$(207)	$86
Expo revenue	1	422	—	423
Franchise fees and other	46	—	(3)	43
	$96	$666	$(210)	$552
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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenues (from external customers)
Nightclubs	$59,372	$57,031	$120,405	$113,356
Bombshells	12,771	14,315	25,502	27,746
Other	140	171	283	383
	$72,283	$71,517	$146,190	$141,485

Income (loss) from operations
Nightclubs	$11,021	$17,995	$31,390	$40,735
Bombshells	699	1,775	785	3,622
Other	(277)	(168)	(473)	(353)
Corporate	(6,786)	(6,175)	(13,880)	(13,679)
	$4,657	$13,427	$17,822	$30,325

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information - continued

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Depreciation and amortization
Nightclubs	$2,927	$2,464	$5,832	$4,949
Bombshells	650	931	1,293	1,389
Other	2	63	4	126
Corporate	305	302	608	603
	$3,884	$3,760	$7,737	$7,067

Capital expenditures
Nightclubs	$2,699	$1,214	$4,231	$5,358
Bombshells	1,535	6,708	3,443	15,027
Other	2,205	41	3,703	78
Corporate	1,228	1,574	1,425	1,627
	$7,667	$9,537	$12,802	$22,090

	March 31, 2024	September 30, 2023
Total assets
Nightclubs	$472,743	$483,563
Bombshells	89,679	85,215
Other	11,945	6,936
Corporate	35,526	35,170
	$609,893	$610,884
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2024, amounting to $4.6 million and $21,000, respectively, and for the six months ended March 31, 2024, amounting to $9.1 million and $248,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2024 amounting to $89,000 and $128,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended March 31, 2023, amounting to $3.9 million and $31,000, respectively, and for the six months ended March 31, 2023, amounting to $7.6 million and $262,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2023 amounting to $78,000 and $115,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	March 31, 2024	September 30, 2023
Credit card receivables	$4,154	$4,141
Income tax refundable	1,756	2,989
ATM in-transit	1,753	1,675
Other (net of allowance for doubtful accounts of $21 and $62, respectively)	1,116	1,041
Total accounts receivable, net	$8,779	$9,846
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2024	September 30, 2023
Prepaid insurance	$6,203	$375
Prepaid legal	61	184
Prepaid taxes and licenses	801	486
Prepaid rent	513	346
Other	809	552
Total prepaid expenses and other current assets	$8,387	$1,943
The components of accrued liabilities are as follows (in thousands):

	March 31, 2024	September 30, 2023
Insurance	$6,017	$9
Sales and liquor taxes	2,646	2,468
Payroll and related costs	4,654	4,412
Property taxes	2,103	3,086
Interest	680	654
Patron tax	1,229	914
Unearned revenues	552	96
Lawsuit settlement	2,153	2,448
Other	2,563	1,964
Total accrued liabilities	$22,597	$16,051

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information - continued
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Taxes and permits	$3,967	$2,739	$8,009	$5,423
Advertising and marketing	2,993	2,731	6,467	5,401
Supplies and services	2,736	2,657	5,431	5,081
Insurance	3,265	2,238	6,580	4,820
Legal	1,116	1,296	1,849	2,281
Lease	1,785	1,765	3,609	3,527
Charge card fees	1,682	1,683	3,414	3,580
Utilities	1,462	1,353	2,947	2,624
Security	1,287	1,308	2,698	2,472
Stock-based compensation	471	706	941	1,647
Accounting and professional fees	1,136	657	2,322	2,175
Repairs and maintenance	1,114	1,207	2,213	2,371
Other	1,639	1,686	3,374	3,356
Total selling, general and administrative expenses	$24,653	$22,026	$49,854	$44,758
The components of other charges, net are as follows (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Impairment of assets	$8,033	$662	$8,033	$662
Settlement of lawsuits	167	3,120	167	3,120
Loss (gain) on disposal of businesses and assets	(5)	3	(8)	(587)
Gain on insurance	—	(27)	—	(91)
Total other charges, net	$8,195	$3,758	$8,192	$3,104
During the quarter ended March 31, 2024, we recorded $4.4 million in SOB license impairment related to four clubs, $2.9 million in goodwill impairment related to two clubs, and $693,000 in tradename impairment related to one club, whereas during the quarter ended March 31, 2023, we recorded $662,000 in goodwill impairment related to one club.
During the quarter ended March 31, 2023, we recognized lawsuit settlements of $3.1 million, of which $2.8 million related to a settlement with the New York Department of Labor related to the assessment by the New York Department of Labor for state unemployment insurance. See Note 9.

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
Other than the extension of the maturity dates, there were no other changes to the terms and conditions of the original promissory notes (except for the reduction in principal, as described below, and the corresponding reduction in monthly installments of principal and interest). The new amended notes will continue to bear interest at the rate of 12% per annum. Of the new amended promissory notes, $9.1 million are payable interest-only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2026. The remaining $6.6 million in the amended promissory notes are payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on November 1, 2027. The original promissory notes that were returned and cancelled as consideration for the issuance of the $6.6 million in new amended promissory notes had an original principal amount of $7.5 million in October 2021.
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
Future maturities of long-term debt as of March 31, 2024 are as follows: $25.6 million, $17.9 million, $23.1 million, $25.6 million, $17.7 million and $124.9 million for the twelve months ending March 31, 2025, 2026, 2027, 2028, 2029, and thereafter, respectively. Of the maturity schedule mentioned above, $12.0 million, $4.8 million, $9.1 million, $7.9 million, $2.7 million and $73.6 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $2.8 million and $2.9 million as of March 31, 2024 and September 30, 2023, respectively.

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
Stock-based compensation, which is included in corporate segment selling, general and administrative expenses amounted to $471,000 and $941,000 during the three and six months ended March 31, 2024, respectively, and $706,000 and $1.6 million during the three and six months ended March 31, 2023, respectively. As of March 31, 2024, we had unrecognized compensation cost amounting to $3.5 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 1.9 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not exercised, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37 per share. No stock options were exercised during the three and six months ended March 31, 2024. As of March 31, 2024, 180,000 stock options were vested and exercisable.
For the three and six months ended March 31, 2024 and 2023, we excluded 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
8. Income Taxes
Income tax expense was $5,000 and $1.8 million during the three and six months ended March 31, 2024, respectively, compared to $2.1 million and $5.2 million during the three and six months ended and March 31, 2023, respectively. The effective income tax rate was 0.7% and 18.4% for the three and six months ended March 31, 2024 compared to 21.8% and 22.4% for the three and six months ended March 31, 2023, respectively. The disproportionate tax rates during the three months ended March 31, 2024 were caused by the small amount of pre-tax income during the quarter and the reduction of the expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	4.0%	3.6%	4.0%
Permanent differences	4.8%	0.6%	0.8%	0.5%
Tax credits	(30.2)%	(3.8)%	(6.9)%	(3.2)%
Other	—%	—%	—%	0.1%
Total income tax expense	0.7%	21.8%	18.4%	22.4%
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2024, we have 1 remaining unresolved claim out of the original 71 claims.

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
Other
On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary JAI Dining Services (Phoenix) Inc. (“JAI Phoenix”) in the Superior Court of Arizona for Maricopa County. The suit alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix. The suit alleged that JAI Phoenix was liable under theories of common law dram shop negligence and dram shop negligence per se. After a jury trial proceeded to a verdict in favor of the plaintiffs against both defendants, in April 2017 the Court entered a judgment under which JAI Phoenix’s share of compensatory damages is approximately $1.4 million and its share of punitive damages is $4.0 million. In May 2017, JAI Phoenix filed a motion for judgment as a matter of law or, in the alternative, motion for new trial. The Court denied this motion in August 2017. In September 2017, JAI Phoenix filed a notice of appeal. In June 2018, the matter was heard by the Arizona Court of Appeals. On November 15, 2018 the Court of Appeals vacated the jury’s verdict and remanded the case to the trial court. A new trial has been set for June 2025. JAI Phoenix will continue to vigorously defend itself.
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
In March 2023, the New York State Department of Labor assessed a final judgment against one of our subsidiaries in a state unemployment tax matter for the years 2009-2022. The assessment of $2.8 million, which was recorded by the Company during the quarter ended March 31, 2023, was issued in final notice by the NY DOL after several appeals were denied by the Supreme Court of the State of New York, Appellate Division, Third Department (see Note 5). In September 2023, the NY DOL assessed another of our subsidiaries for approximately $280,000 on the same matter for the period January 2015 through June 2022. We recorded this latter assessment during the quarter ended September 30, 2023.

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
The Company recorded lawsuit settlements incurred amounting to $167,000 and $167,000 for the three and six months ended March 31, 2024, respectively, and $3.1 million and $3.1 million for the three and six months ended March 31, 2023, respectively. As of March 31, 2024, and September 30, 2023, the Company has accrued $2.2 million and $2.4 million, respectively, related to settlement of lawsuit, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
10. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2024 and September 30, 2023, was $117.6 million and $119.2 million, respectively.
Included in the October 2023 debt transaction (see Note 6) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $202,700 and $344,798 during the three and six months ended March 31, 2024, respectively, and $188,285 and $188,285 during the three and six months ended March 31, 2023, respectively. As of March 31, 2024 and September 30, 2023, we owed Nottingham Creations and Sherwood Forest $84,163 and $10,700, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2024 and 2023. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and six months ended March 31, 2024, respectively, and $18,000 and $64,000 for the three and six months ended March 31, 2023, respectively. Amounts billed directly to the Company were $228 and $3,160 for the three and six months ended March 31, 2024, respectively, and $379 and $379 for the three and six months ended March 31, 2023, respectively. As of March 31, 2024 and September 30, 2023, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and six months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense – fixed payments	$1,292	$1,288	$2,584	$2,547
Variable lease expense	411	359	861	786
Short-term and other lease expense (includes $118 and $63 recorded in advertising and marketing for the three months ended March 31, 2024 and 2023, respectively, and $225 and $127 for the six months ended March 31, 2024 and 2023, respectively; and $147 and $138 recorded in repairs and maintenance for the three months ended March 31, 2024 and 2023, respectively, and $288 and $265 for the six months ended March 31, 2024 and 2023, respectively; see Note 5)	347	319	677	586
Sublease income	—	—	—	—
Total lease expense, net	$2,050	$1,966	$4,122	$3,919

Other information:
Operating cash outflows from operating leases	$2,016	$1,920	$4,049	$3,830
Weighted average remaining lease term – operating leases			10.1 years	10.9 years
Weighted average discount rate – operating leases			5.8%	5.7%
Future maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2024 - March 2025	$3,098	$1,970	$5,068
April 2025 - March 2026	3,370	1,788	5,158
April 2026 - March 2027	3,588	1,589	5,177
April 2027 - March 2028	3,218	1,390	4,608
April 2028 - March 2029	3,038	1,213	4,251
Thereafter	20,379	4,046	24,425
	$36,691	$11,996	$48,687

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Supplemental Pro Forma Information on Prior Year Business Acquisition

In relation to the acquisition of the Baby Dolls-Chicas Locas clubs in March 2023, below are certain unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amounts and number of shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Pro forma revenues	$72,283	$77,292	$146,190	$154,424
Pro forma net income attributable to RCIHH common stockholders	$774	$8,303	$8,000	$17,213
Pro forma earnings per share - basic and diluted	$0.08	$0.88	$0.85	$1.83

Pro forma weighted average shares used in computing earnings per share - basic and diluted	9,350,292	9,430,225	9,358,768	9,430,241

The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition, including acquisition-related expenses, interest expense, and any related tax effects. We incurred approximately $280,000 and $292,000 in acquisition-related expenses during the three and six months ended March 31, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to a $10.0 million line-of-credit facility and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average shares used in computing earnings per share include the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition. Since the results of operations during the three and six months ended March 31, 2024 were in a fiscal year subsequent to the fiscal year of acquisition and that the periods fully include the results of operations of the five acquired clubs, the amounts presented do not reflect any pro forma adjustments.
13. Subsequent Events
On April 30, 2024, the Company entered into a term loan with a bank lender for $20.0 million for additional working capital. The loan has a 10-year term and an interest rate of 8.25% per annum for the first five years, after which the interest rate is to be adjusted to a rate equal to the then weekly average yield on U.S. Treasury Securities plus 362 basis points, with a 6.5% floor. The promissory note is payable in equal monthly installments of $170,408 for principal and interest, based on a 20-year amortization period, during the first five years, after which the monthly payments shall adjust based on the new interest rate to continue until April 30, 2034, at which time the remaining principal amount and accrued interest shall be paid. The Company paid $356,000 in debt issuance costs at the time of closing. There are certain financial covenants with which the Company is to be in compliance with related to this loan, including a minimum tangible net worth requirement of $25.0 million.
Subsequent to the balance sheet date through May 6, 2024, we repurchased 7,303 shares of our common stock at an average price of $51.29.

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
Through our subsidiaries, as of March 31, 2024, we operated a total of 69 establishments that offer live adult entertainment, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three and six months ended March 31, 2024, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's operating results are as follows, with comparisons against the same period of the prior year:
Second Quarter Ended March 31, 2024
•Total revenues were $72.3 million compared to $71.5 million during the comparable prior-year quarter, a 1.1% increase (Nightclubs revenue of $59.4 million compared to $57.0 million, a 4.1% increase; and Bombshells revenue of $12.8 million compared to $14.3 million, a 10.8% decrease)
•Consolidated same-store sales decreased by 8.6% (Nightclubs decreased by 5.7%, while Bombshells decreased by 20.5%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.08 compared to $0.83 (non-GAAP diluted EPS* of $0.90 compared to $1.30) during the comparable prior-year quarter
•Net cash provided by operating activities of $10.8 million compared to $16.8 million during the comparable prior-year quarter, a 35.5% decrease (free cash flow* of $8.8 million compared to $14.8 million, a 40.2% decrease)

Year-to Date Period Ended March 31, 2024
•Total revenues were $146.2 million compared to $141.5 million during the comparable prior-year six-month period, a 3.3% increase (Nightclubs revenue of $120.4 million compared to $113.4 million, a 6.2% increase; and Bombshells revenue of $25.5 million compared to $27.7 million, an 8.1% decrease)
•Consolidated same-store sales decreased by 9.2% (Nightclubs decreased by 6.5%, while Bombshells decreased by 20.4%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted EPS of $0.85 compared to $1.94 (non-GAAP diluted EPS* of $1.76 compared to $2.50) during the comparable prior-year six-month period
•Net cash provided by operating activities of $24.5 million compared to $31.7 million during the comparable prior-year six-month period, a 22.8% decrease (free cash flow* of $21.5 million compared to $27.8 million, a 22.7% decrease)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the second quarter increased by $766,000, or 1.1%, versus the comparable prior-year quarter due primarily to a 12.1%, or $8.6 million, increase in sales from newly acquired clubs from last year and new Bombshells openings, partially offset by the $5.6 million impact of the decrease in consolidated same-stores sales and the $2.1 million impact of closed clubs.
Consolidated revenues for the six-month period increased by $4.7 million, or 3.3%, versus the comparable prior-year six-month period mainly due to a 13.8%, or $19.6 million, increase in sales from newly acquired clubs from last year and new Bombshells openings, partially offset by the $12.3 million impact of the decrease in consolidated same-store sales and the $2.4 million impact of closed clubs.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended March 31, 2024	Mix	Three Months Ended March 31, 2023	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$25,946	43.7%	$22,191	38.9%	$3,755	16.9%
Sales of food and merchandise	5,346	9.0%	4,823	8.5%	523	10.8%
Service revenues	23,562	39.7%	25,686	45.0%	(2,124)	(8.3)%
Other revenues	4,518	7.6%	4,331	7.6%	187	4.3%
	59,372	100.0%	57,031	100.0%	2,341	4.1%
Bombshells
Sales of alcoholic beverages	6,961	54.5%	7,945	55.5%	(984)	(12.4)%
Sales of food and merchandise	5,722	44.8%	6,182	43.2%	(460)	(7.4)%
Service revenues	2	0.0%	4	—%	(2)	(50.0)%
Other revenues	86	0.7%	184	1.3%	(98)	(53.3)%
	12,771	100.0%	14,315	100.0%	(1,544)	(10.8)%
Other
Other revenues	140	100.0%	171	100.0%	(31)	(18.1)%
	$72,283		$71,517		$766	1.1%

	Six Months Ended March 31, 2024	Mix	Six Months Ended March 31, 2023	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$52,182	43.3%	$44,289	39.1%	$7,893	17.8%
Sales of food and merchandise	10,586	8.8%	9,417	8.3%	1,169	12.4%
Service revenues	48,681	40.4%	51,219	45.2%	(2,538)	(5.0)%
Other revenues	8,956	7.4%	8,431	7.4%	525	6.2%
	120,405	100.0%	113,356	100.0%	7,049	6.2%
Bombshells
Sales of alcoholic beverages	14,041	55.1%	15,497	55.9%	(1,456)	(9.4)%
Sales of food and merchandise	11,284	44.2%	11,935	43.0%	(651)	(5.5)%
Service revenues	2	—%	34	0.1%	(32)	(94.1)%
Other revenues	175	0.7%	280	1.0%	(105)	(37.5)%
	25,502	100.0%	27,746	100.0%	(2,244)	(8.1)%
Other
Other revenues	283	100.0%	383	100.0%	(100)	(26.1)%
	$146,190		$141,485		$4,705	3.3%
Nightclubs revenues increased by 4.1% during the second quarter compared to the same quarter last year primarily due to the $7.5 million contribution of newly acquired clubs, partially offset by the $2.9 million impact of the decline in same-store sales and the $2.1 million impact of closed clubs. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 5.7%. By type of revenue, alcoholic beverage sales increased by 16.9%, food, merchandise and other revenue increased by 7.8%, while service revenues decreased by 8.3%.
For the six-month period, Nightclubs revenues increased by 6.2%, mainly due to the $16.3 million contribution of newly acquired clubs, partially offset by the $6.9 million impact of the decline in same-store sales and the $2.4 million impact of closed clubs. Nightclubs same-store sales for the six-month period declined by 6.5%. By type of revenue, alcoholic beverage sales increased by 17.8%, food, merchandise and other revenue increased by 9.5%, while service revenues decreased by 5.0%.

Bombshells second quarter revenues decreased by 10.8%, of which 20.5% was for same-store sales decline with the offsetting increase caused by two new locations and a food hall. By type of revenue, food and merchandise sales decreased by 7.4% while alcoholic beverage sales decreased by 12.4%.
For the six-month period, Bombshells revenues decreased by 8.1%, caused primarily by the 20.4% same-store sales decline offset by the increase from new locations. By type of revenue, food and merchandise sales decreased by 5.5% while alcoholic beverage sales decreased by 9.4%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 93.6% from 81.2% from last year’s second quarter, and increased to 87.8% from 78.6% for the six-month period. Year-over-year change was a $9.5 million increase, or 16.4%, for the second quarter and a $17.2 million increase, or 15.5%, for the six-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the second quarter increased by $801,000, or 8.8%, mainly due to higher sales. As a percent of total revenues, cost of goods sold increased to 13.7% from 12.7% mainly due to the sales mix decrease in service revenue. Nightclubs cost of goods sold during the second quarter increased to 11.6% from 10.4%, while Bombshells cost of goods sold increased to 23.5% from 22.2%.
For the six-month period, cost of goods sold increased by $2.2 million, or 11.9%, mainly due to higher sales. As a percent of total revenues, cost of goods sold increased to 13.9% from 12.8% mainly due to a shift in sales mix. Nightclubs cost of goods sold during the six-month period increased to 11.8% from 10.4%, while Bombshells cost of goods sold increased to 23.6% from 22.6%.
Salaries and wages. Salaries and wages increased by $1.5 million, or 8.0%, for the second quarter. As a percent of total revenues, salaries and wages increased to 29.0% from 27.2%. Nightclubs increased to 22.5% from 21.4%, Bombshells increased to 29.0% from 26.0%, while corporate increased to 5.2% from 4.7%.
For the six-month period, salaries and wages increased by $4.2 million, or 11.0%. As a percent of total revenues, salaries and wages increased to 28.9% from 26.9%. Nightclubs increased to 22.3% from 21.1%, Bombshells increased to 30.1% from 26.3%, while corporate increased to 5.1% from 4.7%.
The dollar increases were primarily caused by an increase in personnel from newly acquired clubs and new Bombshells openings, work shifts to accommodate the increase in sales, and the impact of minimum wage increases in certain states and cities. The increases in percent of revenue amounts were due to wage inflation.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.6 million, or 11.9%, for the second quarter and increased by $5.1 million, or 11.4%, for the six-month period. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,967	5.5%	$2,739	3.8%	$(1,228)	(44.8)%
Advertising and marketing	2,993	4.1%	2,731	3.8%	(262)	(9.6)%
Supplies and services	2,736	3.8%	2,657	3.7%	(79)	(3.0)%
Insurance	3,265	4.5%	2,238	3.1%	(1,027)	(45.9)%
Legal	1,116	1.5%	1,296	1.8%	180	13.9%
Lease	1,785	2.5%	1,765	2.5%	(20)	(1.1)%
Charge card fees	1,682	2.3%	1,683	2.4%	1	0.1%
Utilities	1,462	2.0%	1,353	1.9%	(109)	(8.1)%
Security	1,287	1.8%	1,308	1.8%	21	1.6%
Stock-based compensation	471	0.7%	706	1.0%	235	33.3%
Accounting and professional fees	1,136	1.6%	657	0.9%	(479)	(72.9)%
Repairs and maintenance	1,114	1.5%	1,207	1.7%	93	7.7%
Other	1,639	2.3%	1,686	2.4%	47	2.8%
Total selling, general and administrative expenses	$24,653	34.1%	$22,026	30.8%	$(2,627)	(11.9)%

	For the Six Months Ended March 31, 2024		For the Six Months Ended March 31, 2023		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$8,009	5.5%	$5,423	3.8%	$(2,586)	(47.7)%
Advertising and marketing	6,467	4.4%	5,401	3.8%	(1,066)	(19.7)%
Supplies and services	5,431	3.7%	5,081	3.6%	(350)	(6.9)%
Insurance	6,580	4.5%	4,820	3.4%	(1,760)	(36.5)%
Legal	1,849	1.3%	2,281	1.6%	432	18.9%
Lease	3,609	2.5%	3,527	2.5%	(82)	(2.3)%
Charge card fees	3,414	2.3%	3,580	2.5%	166	4.6%
Utilities	2,947	2.0%	2,624	1.9%	(323)	(12.3)%
Security	2,698	1.8%	2,472	1.7%	(226)	(9.1)%
Stock-based compensation	941	0.6%	1,647	1.2%	706	42.9%
Accounting and professional fees	2,322	1.6%	2,175	1.5%	(147)	(6.8)%
Repairs and maintenance	2,213	1.5%	2,371	1.7%	158	6.7%
Other	3,374	2.3%	3,356	2.4%	(18)	(0.5)%
Total selling, general and administrative expenses	$49,854	34.1%	$44,758	31.6%	$(5,096)	(11.4)%
Taxes and permits mainly increased due to the increase in the Texas patron tax. Advertising and marketing increased mainly due to higher commissions and promotional expenses. Insurance expense increased due to additional clubs and restaurants, with additional impact from insurance premium refunds received in the second quarter of fiscal 2023.
Depreciation and amortization. Depreciation and amortization increased by $124,000, or 3.3%, during the second quarter and increased by $670,000, or 9.5%, during the six-month period, primarily due to the higher depreciable base.
Other charges, net. Other charges, net for the second quarter and the six-month period changed mainly due to this year's impairment charges and last year's lawsuit settlements.

Income (Loss) from Operations
For the three months ended March 31, 2024 and 2023, our consolidated operating margin was 6.4% and 18.8%, respectively, while for the six months ended March 31, 2024 and 2023, our consolidated operating margin was 12.2% and 21.4%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Nightclubs	$11,021	$17,995	$31,390	$40,735
Bombshells	699	1,775	785	3,622
Other	(277)	(168)	(473)	(353)
Corporate	(6,786)	(6,175)	(13,880)	(13,679)
	$4,657	$13,427	$17,822	$30,325
Excluding certain items, the three months ended March 31, 2024 and 2023 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 31.

	For the Three Months Ended March 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$11,021	$699	$(277)	$(6,786)	$4,657
Amortization of intangibles	589	47	—	4	640
Impairment of assets	8,033	—	—	—	8,033
Settlement of lawsuits	167	—	—	—	167
Loss (gain) on sale of businesses and assets	7	4	—	(16)	(5)
Stock-based compensation	—	—	—	471	471
Non-GAAP operating income (loss)	$19,817	$750	$(277)	$(6,327)	$13,963

GAAP operating margin	18.6%	5.5%	(197.9)%	(9.4)%	6.4%
Non-GAAP operating margin	33.4%	5.9%	(197.9)%	(8.8)%	19.3%

	For the Three Months Ended March 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$17,995	$1,775	$(168)	$(6,175)	$13,427
Amortization of intangibles	628	417	60	4	1,109
Impairment of assets	662	—	—	—	662
Settlement of lawsuits	3,117	3	—	—	3,120
Loss (gain) on sale of businesses and assets	(12)	16	—	(1)	3
Gain on insurance	—	—	—	(27)	(27)
Stock-based compensation	—	—	—	706	706
Non-GAAP operating income (loss)	$22,390	$2,211	$(108)	$(5,493)	$19,000

GAAP operating margin	31.6%	12.4%	(98.2)%	(8.6)%	18.8%
Non-GAAP operating margin	39.3%	15.4%	(63.2)%	(7.7)%	26.6%

Excluding certain items, the six months ended March 31, 2024 and 2023 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	For the Six Months Ended March 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$31,390	$785	$(473)	$(13,880)	$17,822
Amortization of intangibles	1,180	110	—	9	1,299
Impairment of assets	8,033	—	—	—	8,033
Settlement of lawsuits	167	—	—	—	167
Stock-based compensation	—	—	—	941	941
Loss (gain) on sale of businesses and assets	6	4	—	(18)	(8)
Non-GAAP operating income (loss)	$40,776	$899	$(473)	$(12,948)	$28,254

GAAP operating margin	26.1%	3.1%	(167.1)%	(9.5)%	12.2%
Non-GAAP operating margin	33.9%	3.5%	(167.1)%	(8.9)%	19.3%

	For the Six Months Ended March 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$40,735	$3,622	$(353)	$(13,679)	$30,325
Amortization of intangibles	1,256	419	121	8	1,804
Impairment of assets	662	—	—	—	662
Settlement of lawsuits	3,117	3	—	—	3,120
Stock-based compensation	—	—	—	1,647	1,647
Loss (gain) on sale of businesses and assets	(581)	16	—	(22)	(587)
Gain on insurance	(48)	—	—	(43)	(91)
Non-GAAP operating income (loss)	$45,141	$4,060	$(232)	$(12,089)	$36,880

GAAP operating margin	35.9%	13.1%	(92.2)%	(9.7)%	21.4%
Non-GAAP operating margin	39.8%	14.6%	(60.6)%	(8.5)%	26.1%
Other Income/Expenses
Interest expense increased by $322,000, or 8.8%, during the second quarter and increased by $851,000, or 11.6%, during the six-month period primarily caused by a higher average debt balance mostly from seller-financed promissory notes from last years' acquisitions.
Our total occupancy costs, defined as the sum of operating lease expense and interest expense, were $5.8 million and $5.4 million for the quarters ended March 31, 2024 and 2023, respectively. As a percentage of revenue, total occupancy costs were 8.0% and 7.6% during the quarters ended March 31, 2024 and 2023, respectively, primarily due to the interest from higher average debt balance. For the six months ended March 31, 2024 and 2023, total occupancy costs were $11.8 million and $10.9 million, respectively. As a percent of revenue, total occupancy costs were 8.1% and 7.7%, respectively, during the six-month period.

Income Taxes
Income tax expense was $5,000 and $1.8 million during the three and six months ended March 31, 2024, respectively, compared to $2.1 million and $5.2 million during the three and six months ended and March 31, 2023, respectively. The effective income tax expense rate was 0.7% and 18.4% for the three and six months ended March 31, 2024 compared to 21.8% and 22.4% for the three and six months ended March 31, 2023, respectively. The disproportionate tax rates during the three months ended March 31, 2024 were caused by the small amount of pre-tax income during the quarter and the reduction of the expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	4.0%	3.6%	4.0%
Permanent differences	4.8%	0.6%	0.8%	0.5%
Tax credit	(30.2)%	(3.8)%	(6.9)%	(3.2)%
Other	—%	—%	—%	0.1%
Total income tax expense	0.7%	21.8%	18.4%	22.4%
Income taxes decreased in dollar amount due to the lower pretax income in the current quarter and six-month period. Effective income tax rate decreased due to the acquisition of Texas-based clubs at the end of last year's second quarter and the additional tax credits from those acquisitions.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, and (f) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) stock-based compensation, and (g) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 18.4% and 22.3% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2024 and 2023, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) impairment of assets, (c) income tax expense (benefit), (d) net interest expense, (e) settlement of lawsuits, (f) gains or losses on sale of businesses and assets, (g) gains or losses on insurance, and (h) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2024 and 2023 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$774	$7,732	$8,000	$17,970
Income tax expense	5	2,147	1,804	5,178
Interest expense, net	3,903	3,587	8,025	7,183
Depreciation and amortization	3,884	3,760	7,737	7,067
Impairment of assets	8,033	662	8,033	662
Settlement of lawsuits	167	3,120	167	3,120
Stock-based compensation	471	706	941	1,647
Loss (gain) on sale of businesses and assets	(5)	3	(8)	(587)
Gain on insurance	—	(27)	—	(91)
Adjusted EBITDA	$17,232	$21,690	$34,699	$42,149

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$774	$7,732	$8,000	$17,970
Amortization of intangibles	640	1,109	1,299	1,804
Impairment of assets	8,033	662	8,033	662
Settlement of lawsuits	167	3,120	167	3,120
Stock-based compensation	471	706	941	1,647
Loss (gain) on sale of businesses and assets	(5)	3	(8)	(587)
Gain on insurance	—	(27)	—	(91)
Net income tax effect	(1,701)	(1,246)	(1,921)	(1,446)
Non-GAAP net income	$8,379	$12,059	$16,511	$23,079

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,350,292	9,265,781	9,358,768	9,247,824
GAAP diluted earnings per share	$0.08	$0.83	$0.85	$1.94
Amortization of intangibles	0.07	0.12	0.14	0.20
Impairment of assets	0.86	0.07	0.86	0.07
Settlement of lawsuits	0.02	0.34	0.02	0.34
Stock-based compensation	0.05	0.08	0.10	0.18
Loss (gain) on sale of businesses and assets	0.00	0.00	0.00	(0.06)
Gain on insurance	0.00	0.00	0.00	(0.01)
Net income tax effect	(0.18)	(0.13)	(0.21)	(0.16)
Non-GAAP diluted earnings per share	$0.90	$1.30	$1.76	$2.50

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$4,657	$13,427	$17,822	$30,325
Amortization of intangibles	640	1,109	1,299	1,804
Impairment of assets	8,033	662	8,033	662
Settlement of lawsuits	167	3,120	167	3,120
Stock-based compensation	471	706	941	1,647
Loss (gain) on sale of businesses and assets	(5)	3	(8)	(587)
Gain on insurance	—	(27)	—	(91)
Non-GAAP operating income	$13,963	$19,000	$28,254	$36,880

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	6.4%	18.8%	12.2%	21.4%
Amortization of intangibles	0.9%	1.6%	0.9%	1.3%
Impairment of assets	11.1%	0.9%	5.5%	0.5%
Settlement of lawsuits	0.2%	4.4%	0.1%	2.2%
Stock-based compensation	0.7%	1.0%	0.6%	1.2%
Loss (gain) on sale of businesses and assets	0.0%	0.0%	0.0%	(0.4)%
Gain on insurance	0.0%	0.0%	0.0%	(0.1)%
Non-GAAP operating income	19.3%	26.6%	19.3%	26.1%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At March 31, 2024, our cash and cash equivalents were approximately $20.0 million compared to $21.0 million at September 30, 2023. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2024, we had negative working capital of $14.4 million compared to negative working capital of $10.5 million as of September 30, 2023. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Operating activities	$24,469	$31,684
Investing activities	(12,686)	(48,076)
Financing activities	(12,833)	3,196
Net decrease in cash and cash equivalents	$(1,050)	$(13,196)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Net income	$7,993	$17,964
Depreciation and amortization	7,737	7,067
Impairment of assets	8,033	662
Deferred income tax benefit	(1,911)	—
Stock-based compensation	941	1,647
Net change in operating assets and liabilities	(230)	3,370
Other	1,906	974
Net cash provided by operating activities	$24,469	$31,684
Net cash provided by operating activities this current six-month period decreased from last year's comparable period primarily due to lower income from operations, higher interest expense paid, and lower income tax refund received, partially offset by lower estimated income taxes paid.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Payments for property and equipment and intangible assets	$(12,802)	$(22,090)
Acquisition of businesses	—	(29,000)
Proceeds from sale of businesses and assets	—	2,810
Proceeds from insurance	—	91
Proceeds from notes receivable	116	113
Net cash used in investing activities	$(12,686)	$(48,076)
Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2024 and 2023 (in thousands):

	For the Six Months Ended March 31,
	2024	2023
New facilities, equipment, and intangible assets	$9,808	$18,205
Maintenance capital expenditures	2,994	3,885
Total capital expenditures	$12,802	$22,090
The capital expenditures during the six months ended March 31, 2024 were composed mostly of construction projects in-progress, while those during the six months ended March 31, 2023 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Proceeds from debt obligations	$2,657	$11,595
Payments on debt obligations	(10,630)	(6,481)
Purchase of treasury stock	(3,602)	(98)
Payment of dividends	(1,122)	(1,015)
Payment of loan origination costs	(136)	(205)
Share in return of investment by noncontrolling partner	—	(600)
Net cash used in financing activities	$(12,833)	$3,196
We purchased 65,219 shares of our common stock at an average price of $55.23 during the six months ended March 31, 2024, while we purchased 1,500 shares of our common stock at an average price of $65.02 during the six months ended March 31, 2023. As of March 31, 2024, we have approximately $13.0 million authorization remaining to purchase additional shares.
We paid $0.06 per share in quarterly dividends during the two quarters ended March 31, 2024, while we paid $0.05 per share during the first quarter and $0.06 per share during the second quarter for the two quarters ended March 31, 2023.
See Note 6 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations and Note 13 related to the term loan entered into after the balance sheet date. We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the six months ended March 31, 2024 and 2023.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$24,469	$31,684
Less: Maintenance capital expenditures	2,994	3,885
Free cash flow	$21,475	$27,799
Our free cash flow for the six-month period decreased by 22.7% compared to the comparable prior-year period primarily due to lower income from operations, higher interest expense paid, and lower income tax refund received, partially offset lower income taxes paid and lower maintenance capital expenditures paid.
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
The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Sales of alcoholic beverages	$66,223	10.8%	$59,786	11.2%	$53,766
Sales of food and merchandise	21,870	2.4%	21,352	(3.2)%	22,054
Service revenues	48,683	(5.0)%	51,253	20.9%	42,377
Other	9,414	3.5%	9,094	24.0%	7,331
Total revenues	$146,190	3.3%	$141,485	12.7%	$125,528
Net income attributable to RCIHH common stockholders	$8,000	(55.5)%	$17,970	(16.5)%	$21,527
Net cash provided by operating activities	$24,469	(22.8)%	$31,684	13.7%	$27,861
Adjusted EBITDA*	$34,699	(17.7)%	$42,149	11.2%	$37,909
Free cash flow*	$21,475	(22.7)%	$27,799	5.5%	$26,345
Debt (end of period)	$231,925	(5.6)%	$245,767	38.0%	$178,080
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
All thirteen of the existing Bombshells restaurants as of March 31, 2024 were located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2024, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2023.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2024. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2024	—		—	$14,569,372
February 1-29, 2024	13,712	$56.65	13,712	$13,792,591
March 1-31, 2024	13,553	$55.59	13,553	$13,039,161
	27,265	$56.12	27,265
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 9, 2024	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 9, 2024	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer