Form 10-Q
period 2024-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2024-08-08
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 8,996,546 shares of the registrant’s common stock were outstanding.

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

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,947	$21,023
Accounts receivable, net	6,794	9,846
Current portion of notes receivable	263	249
Inventories	4,624	4,412
Prepaid expenses and other current assets	5,457	1,943
Total current assets	52,085	37,473
Property and equipment, net	283,834	282,705
Operating lease right-of-use assets, net	26,880	34,931
Notes receivable, net of current portion	4,228	4,443
Goodwill	61,911	70,772
Intangibles, net	170,709	179,145
Other assets	1,342	1,415
Total assets	$600,989	$610,884

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,519	$6,111
Accrued liabilities	20,155	16,051
Current portion of debt obligations, net	28,889	22,843
Current portion of operating lease liabilities	3,161	2,977
Total current liabilities	57,724	47,982
Deferred tax liability, net	22,724	29,143
Debt, net of current portion and debt discount and issuance costs	216,511	216,908
Operating lease liabilities, net of current portion	32,779	35,175
Other long-term liabilities	318	352
Total liabilities	330,056	329,560

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,129,790 and 9,397,639 shares issued and outstanding as of June 30, 2024, and September 30, 2023, respectively	91	94
Additional paid-in capital	68,950	80,437
Retained earnings	202,143	201,050
Total RCIHH stockholders’ equity	271,184	281,581
Noncontrolling interests	(251)	(257)
Total equity	270,933	281,324
Total liabilities and equity	$600,989	$610,884
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues
Sales of alcoholic beverages	$34,442	$34,151	$100,665	$93,937
Sales of food and merchandise	11,736	11,405	33,606	32,757
Service revenues	25,268	26,663	73,951	77,916
Other	4,734	4,836	14,148	13,930
Total revenues	76,180	77,055	222,370	218,540
Operating expenses
Cost of goods sold
Alcoholic beverages sold	6,273	6,397	18,445	17,136
Food and merchandise sold	4,197	4,106	12,228	11,429
Service and other	36	26	111	91
Total cost of goods sold (exclusive of items shown separately below)	10,506	10,529	30,784	28,656
Salaries and wages	20,992	20,578	63,299	58,682
Selling, general and administrative	25,057	23,803	74,911	68,561
Depreciation and amortization	3,901	4,041	11,638	11,108
Other charges, net	18,260	2,589	26,452	5,693
Total operating expenses	78,716	61,540	207,084	172,700
Income (loss) from operations	(2,536)	15,515	15,286	45,840
Other income (expenses)
Interest expense	(4,240)	(4,316)	(12,455)	(11,680)
Interest income	130	87	320	268
Income (loss) before income taxes	(6,646)	11,286	3,151	34,428
Income tax expense (benefit)	(1,426)	2,269	378	7,447
Net income (loss)	(5,220)	9,017	2,773	26,981
Net loss (income) attributable to noncontrolling interests	(13)	68	(6)	74
Net income (loss) attributable to RCIHH common stockholders	$(5,233)	$9,085	$2,767	$27,055

Earnings (loss) per share
Basic and diluted	$(0.56)	$0.96	$0.30	$2.91

Weighted average shares used in computing earnings (loss) per share
Basic and diluted	9,278,921	9,430,225	9,332,249	9,308,624
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	94	78,815	207,714	—	—	(239)	286,384
Purchase of treasury shares	—	—	—	—	(27,265)	(1,530)	—	(1,530)
Canceled treasury shares	(27,265)	(1)	(1,529)	—	27,265	1,530	—	—
Excise tax on stock repurchases	—	—	(15)	—	—	—	—	(15)
Payment of dividends ($0.06 per share)	—	—	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	774	—	—	(25)	749
Balance at March 31, 2024	9,332,420	93	77,742	207,928	—	—	(264)	285,499
Purchase of treasury shares	—	—	—	—	(202,630)	(9,173)	—	(9,173)
Canceled treasury shares	(202,630)	(2)	(9,171)	—	202,630	9,173	—	—
Excise tax on stock repurchases	—	—	(92)	—	—	—	—	(92)
Payment of dividends ($0.06 per share)	—	—	—	(552)	—	—	—	(552)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	(5,233)	—	—	13	(5,220)
Balance at June 30, 2024	9,129,790	$91	$68,950	$202,143	—	$—	$(251)	$270,933

Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Purchase of treasury shares	—	—	—	—	(1,500)	(98)	—	(98)
Canceled treasury shares	(1,500)	—	(98)	—	1,500	98	—	—
Payment of dividends ($0.05 per share)	—	—	—	(462)	—	—	—	(462)
Stock-based compensation	—	—	941	—	—	—	—	941
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income	—	—	—	10,238	—	—	33	10,271
Balance at December 31, 2022	9,230,225	92	68,070	183,726	—	—	(78)	251,810
Issuance of common shares for business combination	200,000	2	16,306	—	—	—	—	16,308
Payment of dividends ($0.06 per share)	—	—	—	(553)	—	—	—	(553)
Stock-based compensation	—	—	706	—	—	—	—	706
Net income (loss)	—	—	—	7,732	—	—	(39)	7,693
Balance at March 31, 2023	9,430,225	94	85,082	190,905	—	—	(117)	275,964
Adjustment in fair value of common shares issued for business combination	—	—	(3,461)	—	—	—	—	(3,461)
Payment of dividends ($0.06 per share)	—	—	—	(565)	—	—	—	(565)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income (loss)	—	—	—	9,085	—	—	(68)	9,017
Balance at June 30, 2023	9,430,225	$94	$82,091	$199,425	—	$—	$(185)	$281,425
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,773	$26,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,638	11,108
Impairment of assets	25,964	3,293
Deferred income tax benefit	(6,419)	(790)
Stock-based compensation	1,412	2,117
Loss (gain) on sale of businesses and assets	116	(872)
Amortization of debt discount and issuance costs	462	453
Noncash lease expense	2,318	2,226
Gain on insurance	—	(91)
Doubtful accounts expense on notes receivable	22	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,052	1,480
Inventories	(212)	79
Prepaid expenses, other current and other assets	(3,484)	(3,602)
Accounts payable, accrued and other liabilities	2,591	4,622
Net cash provided by operating activities	40,233	47,004
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,950	2,811
Proceeds from insurance	—	91
Proceeds from notes receivable	179	170
Payments for property and equipment and intangible assets	(19,219)	(31,119)
Acquisition of businesses, net of cash acquired	—	(29,000)
Net cash used in investing activities	(17,090)	(57,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	22,657	11,595
Payments on debt obligations	(17,137)	(11,431)
Purchase of treasury stock	(12,775)	(98)
Payment of dividends	(1,674)	(1,580)
Payment of loan origination costs	(290)	(239)
Share in return of investment by noncontrolling partner	—	(600)
Net cash used in financing activities	(9,219)	(2,353)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,924	(12,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,023	35,980
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,947	$23,584

	For the Nine Months Ended June 30,
	2024	2023
CASH PAID DURING PERIOD FOR:
Interest	$12,015	$11,070
Income taxes	$3,861	$8,931

Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$—	$30,405
Debt incurred in connection with purchase of property and equipment	$—	$10,476
Issuance of shares of common stock for acquisition of businesses:
Number of shares	—	200,000
Fair value	$—	$12,847
Adjustment to operating lease right-of-use assets related to new and renewed leases	$—	$1,864
Adjustment to operating lease liabilities related to new and renewed leases	$—	$2,163
Unpaid excise tax on stock repurchases	$127	$—
Unpaid liabilities on capital expenditures	$524	$2,758

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 14, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$27,413		$7,029	$—	$34,442	$26,144		$8,007	$—	$34,151
Sales of food and merchandise	5,904		5,832	—	11,736	5,288		6,117	—	11,405
Service revenues	25,103		165	—	25,268	26,497		166	—	26,663
Other revenues	4,403		113	218	4,734	4,520		107	209	4,836
	$62,823		$13,139	$218	$76,180	$62,449		$14,397	$209	$77,055

Recognized at a point in time	$62,411		$13,137	$218	$75,766	$61,986		$14,396	$209	$76,591
Recognized over time	412	*	2	—	414	463	*	1	—	464
	$62,823		$13,139	$218	$76,180	$62,449		$14,397	$209	$77,055

	Nine Months Ended June 30, 2024					Nine Months Ended June 30, 2023
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$79,595		$21,070	$—	$100,665	$70,433		$23,504	$—	$93,937
Sales of food and merchandise	16,490		17,116	—	33,606	14,705		18,052	—	32,757
Service revenues	73,784		167	—	73,951	77,716		200	—	77,916
Other revenues	13,359		288	501	14,148	12,951		387	592	13,930
	$183,228		$38,641	$501	$222,370	$175,805		$42,143	$592	$218,540

Recognized at a point in time	$181,960		$38,637	$501	$221,098	$174,481		$42,098	$547	$217,126
Recognized over time	1,268	*	4	—	1,272	1,324	*	45	45	1,414
	$183,228		$38,641	$501	$222,370	$175,805		$42,143	$592	$218,540
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues - continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2023	Net Consideration Received (Refunded)	Recognized in Revenue	Balance at June 30, 2024
Ad revenue	$49	$333	$(330)	$52
Expo revenue	1	399	—	400
Franchise fees and other	46	—	(4)	42
	$96	$732	$(334)	$494
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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues (from external customers)
Nightclubs	$62,823	$62,449	$183,228	$175,805
Bombshells	13,139	14,397	38,641	42,143
Other	218	209	501	592
	$76,180	$77,055	$222,370	$218,540

Income (loss) from operations
Nightclubs	$13,640	$20,392	$45,030	$61,127
Bombshells	(8,914)	1,701	(8,129)	5,323
Other	(108)	(300)	(581)	(653)
Corporate	(7,154)	(6,278)	(21,034)	(19,957)
	$(2,536)	$15,515	$15,286	$45,840

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information - continued

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization
Nightclubs	$2,996	$2,915	$8,828	$7,864
Bombshells	615	611	1,908	2,000
Other	3	212	7	338
Corporate	287	303	895	906
	$3,901	$4,041	$11,638	$11,108

Capital expenditures
Nightclubs	$2,424	$5,915	$6,655	$14,598
Bombshells	1,684	1,438	5,127	11,940
Other	2,288	165	5,991	243
Corporate	21	1,511	1,446	3,138
	$6,417	$9,029	$19,219	$29,919

	June 30, 2024	September 30, 2023
Total assets
Nightclubs	$468,704	$483,563
Bombshells	80,238	85,215
Other	14,026	6,936
Corporate	38,021	35,170
	$600,989	$610,884
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2024, amounting to $4.7 million and $21,000, respectively, and for the nine months ended June 30, 2024, amounting to $13.8 million and $269,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2024 amounting to $66,000 and $194,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended June 30, 2023, amounting to $4.3 million and $32,000, respectively, and for the nine months ended June 30, 2023, amounting to $11.9 million and $294,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2023 amounting to $73,000 and $188,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information
The components of accounts receivable, net are as follows (in thousands):

	June 30, 2024	September 30, 2023
Credit card receivables	$4,102	$4,141
Income tax refundable	54	2,989
ATM in-transit	1,701	1,675
Other (net of allowance for doubtful accounts of $44 and $62, respectively)	937	1,041
Total accounts receivable, net	$6,794	$9,846
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2024	September 30, 2023
Prepaid insurance	$3,287	$375
Prepaid legal	165	184
Prepaid taxes and licenses	778	486
Prepaid rent	406	346
Other	821	552
Total prepaid expenses and other current assets	$5,457	$1,943
The components of accrued liabilities are as follows (in thousands):

	June 30, 2024	September 30, 2023
Insurance	$2,965	$9
Sales and liquor taxes	2,490	2,468
Payroll and related costs	5,047	4,412
Property taxes	2,332	3,086
Interest	632	654
Patron tax	1,226	914
Unearned revenues	494	96
Lawsuit settlement	2,265	2,448
Other	2,704	1,964
Total accrued liabilities	$20,155	$16,051

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information - continued
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Taxes and permits	$4,575	$2,969	$12,584	$8,392
Advertising and marketing	3,072	3,284	9,539	8,685
Supplies and services	2,642	2,865	8,073	7,946
Insurance	3,183	2,718	9,763	7,538
Legal	1,034	754	2,883	3,035
Lease	1,793	1,836	5,402	5,363
Charge card fees	1,798	1,792	5,212	5,372
Utilities	1,467	1,443	4,414	4,067
Security	1,178	1,523	3,876	3,995
Stock-based compensation	471	470	1,412	2,117
Accounting and professional fees	910	1,050	3,232	3,225
Repairs and maintenance	1,154	1,367	3,367	3,738
Other	1,780	1,732	5,154	5,088
Total selling, general and administrative expenses	$25,057	$23,803	$74,911	$68,561
The components of other charges, net are as follows (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Impairment of assets	$17,931	$2,631	$25,964	$3,293
Settlement of lawsuits	141	63	308	3,183
Loss (gain) on disposal of businesses and assets	188	(105)	180	(692)
Gain on insurance	—	—	—	(91)
Total other charges, net	$18,260	$2,589	$26,452	$5,693
During the second quarter ended March 31, 2024, we recorded $4.4 million in SOB license impairment related to four clubs, $2.9 million in goodwill impairment related to two clubs, and $693,000 in tradename impairment related to one club. During the third quarter ended June 30, 2024, we recorded $6.0 million in goodwill impairment related to four clubs, $5.7 million in operating lease right-of-use asset impairment related to five Bombshells restaurants, $1.4 million in SOB license impairment related to two clubs, and $4.8 million in property and equipment impairment related to one club and five restaurants.
During the second quarter ended March 31, 2023, the Company recorded $662,000 in goodwill impairment related to one club, and during the third quarter ended June 30, 2023, the Company recorded $1.2 million in goodwill impairment related to one club, and related to one club that was closed, we recorded $380,000 in SOB license impairment, $58,000 in property and equipment impairment, and $1.0 million in operating lease right-of-use asset impairment. During the second quarter ended March 31, 2023, we recognized lawsuit settlements of $3.1 million, of which $2.8 million related to a settlement with the New York Department of Labor related to the assessment by the New York Department of Labor for state unemployment insurance. See Note 9.

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
Future maturities of long-term debt as of June 30, 2024 are as follows: $29.4 million, $13.6 million, $23.7 million, $28.7 million, $15.5 million and $137.4 million for the twelve months ending June 30, 2025, 2026, 2027, 2028, 2029, and thereafter, respectively. Of the maturity schedule mentioned above, $15.3 million, $0.0 million, $9.1 million, $7.9 million, $0.2 million and $84.9 million, respectively, relate to scheduled balloon payments. Unamortized debt discount and issuance costs amounted to $3.0 million and $2.9 million as of June 30, 2024 and September 30, 2023, respectively.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Stock-based Compensation
On February 7, 2022, our board of directors approved the 2022 Stock Option Plan (the “2022 Plan”). The board’s adoption of the 2022 Plan was approved by the shareholders during the annual stockholders' meeting on August 23, 2022. The 2022 Plan provides that the maximum aggregate number of shares of common stock underlying options that may be granted under the 2022 Plan is 300,000. The options granted under the 2022 Plan may be either incentive stock options or non-qualified options. The 2022 Plan is administered by the compensation committee of the board of directors. The compensation committee has the exclusive power to select individuals to receive grants, to establish the terms of the options granted to each participant, provided that all options granted shall be granted at an exercise price not less than the fair market value of the common stock covered by the option on the grant date, and to make all determinations necessary or advisable under the 2022 Plan. On February 7, 2022, the board of directors approved a grant of 50,000 stock options to each of six members of management subject to the approval of the 2022 Plan.
Stock-based compensation, which is included in corporate segment selling, general and administrative expenses amounted to $471,000 and $1.4 million during the three and nine months ended June 30, 2024, respectively, and $470,000 and $2.1 million during the three and nine months ended June 30, 2023, respectively. As of June 30, 2024, we had unrecognized compensation cost amounting to $3.1 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 1.6 years.
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not exercised, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37 per share. No stock options were exercised during the three and nine months ended June 30, 2024. As of June 30, 2024, 180,000 stock options were vested and exercisable.
For the three and nine months ended June 30, 2024 and 2023, we excluded 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
8. Income Taxes
Income taxes were a benefit of $1.4 million and an expense of $378,000 during the three and nine months ended June 30, 2024, respectively, compared to $2.3 million and $7.4 million during the three and nine months ended and June 30, 2023, respectively. The effective income tax rate was 21.5% and 12.0% for the three and nine months ended June 30, 2024 compared to 20.1% and 21.6% for the three and nine months ended June 30, 2023, respectively. The disproportionate tax rates during the nine months ended June 30, 2024, were caused by the decrease in the expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the pretax loss in the three months ended June 30, 2024, as presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2%	2.1%	4.3%	3.4%
Permanent differences	(0.3)%	0.5%	3.2%	0.5%
Tax credits	(2.3)%	(3.7)%	(16.8)%	(3.4)%
Other	(0.1)%	0.1%	0.3%	0.1%
Total income tax expense	21.5%	20.1%	12.0%	21.6%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2021 and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.

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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of June 30, 2024, we have 1 remaining unresolved claim out of the original 71 claims.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies - continued
Shareholder Derivative Action
On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information and failure to maintain internal controls. These allegations are substantively similar to claims asserted in a prior securities class action that was settled in August of 2022 and a prior derivative action that was dismissed in June of 2021. On July 24, 2023, the parties reached an agreement in principle to resolve the action. On October 10, 2023, the parties submitted an agreement to settle the action to the Court for the Court's preliminary approval. On July 19 2024, the Court approved the settlement. On July 30, 2024, the final order of settlement was entered by the Court. The case is now closed, and the Company believes that payments under the settlement agreement will be covered by insurance.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies - continued
On or about May 29, 2024, search warrants were executed on the Company’s corporate headquarters in Houston, Texas, three separate clubs in New York, New York, and for the mobile phone of three individuals (including two executive officers and a non-executive corporate employee) by the New York State Attorney General (“NY AG”) and the New York State Department of Taxation and Finance (“NY DTF”). On June 7, 2024, the Company received a subpoena from the NY AG requesting documents and other information with respect to certain clubs in New York and Florida. The investigation appears to be related to the Company’s New York State tax filings and possible entertainment benefits provided to NY DTF personnel. The Company is cooperating with the NY AG and its investigation. As a result of this investigation, a non-executive corporate employee was placed on administrative leave during the pendency of an internal review process. It is not possible at this time to determine whether the Company will incur (or to reasonably estimate the amount of) any fines, penalties, or liabilities in connection with the investigation.
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
The Company recorded lawsuit settlements incurred amounting to $141,000 and $308,000 for the three and nine months ended June 30, 2024, respectively, and $63,000 and $3.2 million for the three and nine months ended June 30, 2023, respectively. As of June 30, 2024, and September 30, 2023, the Company has accrued $2.3 million and $2.4 million, respectively, related to settlement of lawsuit, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
10. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2024 and September 30, 2023, was $136.4 million and $119.2 million, respectively.
Included in the October 2023 debt transaction (see Note 6) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $0 and $344,798 during the three and nine months ended June 30, 2024, respectively, and $0 and $188,285 during the three and nine months ended June 30, 2023, respectively. As of June 30, 2024 and September 30, 2023, we owed Nottingham Creations and Sherwood Forest $24,163 and $10,700, respectively, in unpaid billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions - continued
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2024 and 2023. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and nine months ended June 30, 2024, respectively, and $171,435 and $235,738 for the three and nine months ended June 30, 2023, respectively. Amounts billed directly to the Company were $0 and $3,160 for the three and nine months ended June 30, 2024, respectively, and $8,823 and $9,202 for the three and nine months ended June 30, 2023, respectively. As of June 30, 2024 and September 30, 2023, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and nine months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense – fixed payments	$1,292	$1,327	$3,876	$3,874
Variable lease expense	412	406	1,273	1,192
Short-term and other lease expense (includes $117 and $116 recorded in advertising and marketing for the three months ended June 30, 2024 and 2023, respectively, and $342 and $243 for the nine months ended June 30, 2024 and 2023, respectively; and $159 and $145 recorded in repairs and maintenance for the three months ended June 30, 2024 and 2023, respectively, and $447 and $410 for the nine months ended June 30, 2024 and 2023, respectively; see Note 5)	365	364	1,042	950
Sublease income	—	—	—	—
Total lease expense, net	$2,069	$2,097	$6,191	$6,016

Other information:
Operating cash outflows from operating leases	$2,036	$2,055	$6,085	$5,885
Weighted average remaining lease term – operating leases			10.1 years	10.7 years
Weighted average discount rate – operating leases			5.8%	5.8%
Future maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2024 - June 2025	$3,161	$1,926	$5,087
July 2025 - June 2026	3,445	1,740	5,185
July 2026 - June 2027	3,580	1,538	5,118
July 2027 - June 2028	3,081	1,345	4,426
July 2028 - June 2029	3,081	1,168	4,249
Thereafter	19,592	3,771	23,363
	$35,940	$11,488	$47,428

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Supplemental Pro Forma Information on Prior Year Business Acquisition

In relation to the acquisition of the Baby Dolls-Chicas Locas clubs in March 2023, below are certain unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amounts and number of shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Pro forma revenues	$76,180	$77,055	$222,370	$231,479
Pro forma net income (loss) attributable to RCIHH common stockholders	$(5,233)	$9,085	$2,767	$26,129
Pro forma earnings (loss) per share - basic and diluted	$(0.56)	$0.96	$0.30	$2.77

Pro forma weighted average shares used in computing earnings (loss) per share - basic and diluted	9,278,921	9,430,225	9,332,249	9,430,236

The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition, including acquisition-related expenses, interest expense, and any related tax effects. We incurred approximately $0 and $292,000 in acquisition-related expenses during the three and nine months ended June 30, 2023, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to a $10.0 million line-of-credit facility and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average shares used in computing earnings per share include the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition. Since the results of operations during the three and nine months ended June 30, 2024 were in a fiscal year subsequent to the fiscal year of acquisition and that the periods fully include the results of operations of the five acquired clubs, the amounts presented do not reflect any pro forma adjustments.
13. Subsequent Events
On July 10, one of our clubs in Fort Worth, Texas, was razed by fire. The insurance claim is still in process and no insurance proceeds have been received or recorded as of the filing of this report.
On July 11, 2024, our Board of Directors approved a $25.0 million increase in the Company's share repurchase program.
On July 23, 2024, the Company amended a promissory note related to a club acquisition on May 2, 2022, with a remaining principal balance of $5.2 million. The amendment called for a 16-month extension to the original term of the note. In turn, the Company paid down $1.5 million of the note's principal and a 1% fee on the remaining principal balance. The monthly installment payment of $79,290 in principal and interest was unchanged in the amended note and the balloon payment at the extended maturity date was adjusted accordingly.
Subsequent to the balance sheet date through August 5, 2024, we repurchased 133,244 shares of our common stock at an average price of $44.86.

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
Through our subsidiaries, as of June 30, 2024, we operated a total of 70 establishments that offer live adult entertainment, including one food hall. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three and nine months ended June 30, 2024, there were no significant changes in our accounting policies and estimates.
Results of Operations
Highlights of the Company's operating results are as follows, with comparisons against the same period of the prior year:
Third Quarter Ended June 30, 2024
•Total revenues were $76.2 million compared to $77.1 million during the comparable prior-year quarter, a 1.1% decrease (Nightclubs revenue of $62.8 million compared to $62.4 million, a 0.6% increase; and Bombshells revenue of $13.1 million compared to $14.4 million, an 8.7% decrease)
•Consolidated same-store sales decreased by 1.5% (Nightclubs increased by 1.7%, while Bombshells decreased by 16.2%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) this quarter of $0.56 loss compared to $0.96 income during the comparable prior-year quarter (non-GAAP diluted EPS* of $1.35 compared to $1.30)
•Net cash provided by operating activities of $15.8 million compared to $15.3 million during the comparable prior-year quarter, a 2.9% increase (free cash flow* of $13.8 million compared to $14.3 million, a 3.4% decrease)

Year-to Date Period Ended June 30, 2024
•Total revenues were $222.4 million compared to $218.5 million during the comparable prior-year nine-month period, a 1.8% increase (Nightclubs revenue of 183.2 million compared to 175.8 million, a 4.2% increase; and Bombshells revenue of $38.6 million compared to $42.1 million, an 8.3% decrease)
•Consolidated same-store sales decreased by 6.5% (Nightclubs decreased by 3.6%, while Bombshells decreased by 19.0%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted EPS this period of $0.30 compared to $2.91 (non-GAAP diluted EPS* of $3.11 compared to $3.80) during the comparable prior-year nine-month period
•Net cash provided by operating activities of $40.2 million compared to $47.0 million during the comparable prior-year nine-month period, a 14.4% decrease (free cash flow* of $35.3 million compared to $42.1 million, a 16.2% decrease)
*Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the third quarter decreased by $875,000, or 1.1%, versus the comparable prior-year quarter due primarily to a 2.0%, or $1.5 million, increase in sales from newly acquired clubs from last year and new Bombshells openings, partially offset by the $1.0 million impact of the decrease in consolidated same-stores sales and the $1.4 million impact of closed clubs.
Consolidated revenues for the nine-month period increased by $3.8 million, or 1.8%, versus the comparable prior-year nine-month period mainly due to a 9.7%, or $21.1 million, increase in sales from newly acquired clubs from last year and new Bombshells openings, partially offset by the $13.3 million impact of the decrease in consolidated same-store sales and the $3.7 million impact of closed clubs.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended June 30, 2024	Mix	Three Months Ended June 30, 2023	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$27,413	43.6%	$26,144	41.9%	$1,269	4.9%
Sales of food and merchandise	5,904	9.4%	5,288	8.5%	616	11.6%
Service revenues	25,103	40.0%	26,497	42.4%	(1,394)	(5.3)%
Other revenues	4,403	7.0%	4,520	7.2%	(117)	(2.6)%
	62,823	100.0%	62,449	100.0%	374	0.6%
Bombshells
Sales of alcoholic beverages	7,029	53.5%	8,007	55.6%	(978)	(12.2)%
Sales of food and merchandise	5,832	44.4%	6,117	42.5%	(285)	(4.7)%
Service revenues	165	1.3%	166	1.2%	(1)	(0.6)%
Other revenues	113	0.9%	107	0.7%	6	5.6%
	13,139	100.0%	14,397	100.0%	(1,258)	(8.7)%
Other
Other revenues	218	100.0%	209	100.0%	9	4.3%
	$76,180		$77,055		$(875)	(1.1)%

	Nine Months Ended June 30, 2024	Mix	Nine Months Ended June 30, 2023	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$79,595	43.4%	$70,433	40.1%	$9,162	13.0%
Sales of food and merchandise	16,490	9.0%	14,705	8.4%	1,785	12.1%
Service revenues	73,784	40.3%	77,716	44.2%	(3,932)	(5.1)%
Other revenues	13,359	7.3%	12,951	7.4%	408	3.2%
	183,228	100.0%	175,805	100.0%	7,423	4.2%
Bombshells
Sales of alcoholic beverages	21,070	54.5%	23,504	55.8%	(2,434)	(10.4)%
Sales of food and merchandise	17,116	44.3%	18,052	42.8%	(936)	(5.2)%
Service revenues	167	0.4%	200	0.5%	(33)	(16.5)%
Other revenues	288	0.7%	387	0.9%	(99)	(25.6)%
	38,641	100.0%	42,143	100.0%	(3,502)	(8.3)%
Other
Other revenues	501	100.0%	592	100.0%	(91)	(15.4)%
	$222,370		$218,540		$3,830	1.8%
Nightclubs revenues increased by 0.6% during the third quarter compared to the same quarter last year primarily due to the $778,000 contribution of newly acquired clubs and the $1.0 million impact of the increase in same-store sales, partially offset by the $1.4 million impact of closed clubs. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 1.7%. By type of revenue, alcoholic beverage sales increased by 4.9%, food, merchandise and other revenue increased by 5.1%, while service revenues decreased by 5.3%.
For the nine-month period, Nightclubs revenues increased by 4.2%, mainly due to the $17.1 million contribution of newly acquired clubs, partially offset by the $5.9 million impact of the decline in same-store sales and the $3.7 million impact of closed clubs. Nightclubs same-store sales for the nine-month period declined by 3.6%. By type of revenue, alcoholic beverage sales increased by 13.0%, food, merchandise and other revenue increased by 7.9%, while service revenues decreased by 5.1%.

Bombshells third quarter revenues decreased by 8.7%, of which 16.2% was for same-store sales decline with the offsetting increase caused by two new locations and a food hall. By type of revenue, food and merchandise sales decreased by 4.7% while alcoholic beverage sales decreased by 12.2%.
For the nine-month period, Bombshells revenues decreased by 8.3%, caused primarily by the 19.0% same-store sales decline offset by the increase from new locations. By type of revenue, food and merchandise sales decreased by 5.2% while alcoholic beverage sales decreased by 10.4%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 103.3% from 79.9% from last year’s third quarter, and increased to 93.1% from 79.0% for the nine-month period. Year-over-year change was a $17.2 million increase, or 27.9%, for the third quarter and a $34.4 million increase, or 19.9%, for the nine-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the third quarter decreased by $23,000, or 0.2%, mainly due to lower sales. As a percent of total revenues, cost of goods sold increased to 13.8% from 13.7% mainly from a shift in sales mix. Nightclubs cost of goods sold during the third quarter decreased to 11.6% from 11.7%, while Bombshells cost of goods sold increased to 24.1% from 22.3%.
For the nine-month period, cost of goods sold increased by $2.1 million, or 7.4%, mainly due to higher sales. As a percent of total revenues, cost of goods sold increased to 13.8% from 13.1% mainly due to a shift in sales mix. Nightclubs cost of goods sold during the nine-month period increased to 11.7% from 10.9%, while Bombshells cost of goods sold increased to 23.8% from 22.5%.
Salaries and wages. Salaries and wages increased by $414,000, or 2.0%, for the third quarter. As a percent of total revenues, salaries and wages increased to 27.6% from 26.7%. Nightclubs increased to 21.7% from 21.4%, Bombshells decreased to 26.7% from 27.0%, while corporate increased to 4.9% from 4.1%.
For the nine-month period, salaries and wages increased by $4.6 million, or 7.9%. As a percent of total revenues, salaries and wages increased to 28.5% from 26.9%. Nightclubs increased to 22.1% from 21.2%, Bombshells increased to 28.9% from 26.5%, while corporate increased to 5.0% from 4.5%.
The dollar increases were primarily caused by an increase in personnel from newly acquired clubs and new Bombshells openings, work shifts to accommodate the increase in sales, and the impact of minimum wage increases in certain states and cities. The increases in percent of revenue amounts were due to wage inflation.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.3 million, or 5.3%, for the third quarter and increased by $6.4 million, or 9.3%, for the nine-month period. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$4,575	6.0%	$2,969	3.9%	$(1,606)	(54.1)%
Advertising and marketing	3,072	4.0%	3,284	4.3%	212	6.5%
Supplies and services	2,642	3.5%	2,865	3.7%	223	7.8%
Insurance	3,183	4.2%	2,718	3.5%	(465)	(17.1)%
Legal	1,034	1.4%	754	1.0%	(280)	(37.1)%
Lease	1,793	2.4%	1,836	2.4%	43	2.3%
Charge card fees	1,798	2.4%	1,792	2.3%	(6)	(0.3)%
Utilities	1,467	1.9%	1,443	1.9%	(24)	(1.7)%
Security	1,178	1.5%	1,523	2.0%	345	22.7%
Stock-based compensation	471	0.6%	470	0.6%	(1)	(0.2)%
Accounting and professional fees	910	1.2%	1,050	1.4%	140	13.3%
Repairs and maintenance	1,154	1.5%	1,367	1.8%	213	15.6%
Other	1,780	2.3%	1,732	2.2%	(48)	(2.8)%
Total selling, general and administrative expenses	$25,057	32.9%	$23,803	30.9%	$(1,254)	(5.3)%

	For the Nine Months Ended June 30, 2024		For the Nine Months Ended June 30, 2023		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$12,584	5.7%	$8,392	3.8%	$(4,192)	(50.0)%
Advertising and marketing	9,539	4.3%	8,685	4.0%	(854)	(9.8)%
Supplies and services	8,073	3.6%	7,946	3.6%	(127)	(1.6)%
Insurance	9,763	4.4%	7,538	3.4%	(2,225)	(29.5)%
Legal	2,883	1.3%	3,035	1.4%	152	5.0%
Lease	5,402	2.4%	5,363	2.5%	(39)	(0.7)%
Charge card fees	5,212	2.3%	5,372	2.5%	160	3.0%
Utilities	4,414	2.0%	4,067	1.9%	(347)	(8.5)%
Security	3,876	1.7%	3,995	1.8%	119	3.0%
Stock-based compensation	1,412	0.6%	2,117	1.0%	705	33.3%
Accounting and professional fees	3,232	1.5%	3,225	1.5%	(7)	(0.2)%
Repairs and maintenance	3,367	1.5%	3,738	1.7%	371	9.9%
Other	5,154	2.3%	5,088	2.3%	(66)	(1.3)%
Total selling, general and administrative expenses	$74,911	33.7%	$68,561	31.4%	$(6,350)	(9.3)%
Taxes and permits mainly increased due to the increase in the Texas patron tax. Advertising and marketing increased mainly due to higher commissions and promotional expenses. Insurance expense increased due to additional clubs and restaurants, with additional impact from insurance premium refunds received in the second quarter of fiscal 2023.
Depreciation and amortization. Depreciation and amortization decreased by $140,000, or 3.5%, during the third quarter and increased by $530,000, or 4.8%, during the nine-month period, primarily due to lower intangible amortization caused by recent impairments partially offset by a higher depreciable base.
Other charges, net. Other charges, net for the third quarter and the nine-month period changed mainly due to this year's impairment charges and last year's lawsuit settlements. See Note 5 to our unaudited condensed consolidated financial statements.

Income (Loss) from Operations
For the three months ended June 30, 2024 and 2023, our consolidated operating margin was (3.3)% and 20.1%, respectively, while for the nine months ended June 30, 2024 and 2023, our consolidated operating margin was 6.9% and 21.0%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Nightclubs	$13,640	$20,392	$45,030	$61,127
Bombshells	(8,914)	1,701	(8,129)	5,323
Other	(108)	(300)	(581)	(653)
Corporate	(7,154)	(6,278)	(21,034)	(19,957)
	$(2,536)	$15,515	$15,286	$45,840
Excluding certain items, the three months ended June 30, 2024 and 2023 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 30.

	For the Three Months Ended June 30, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$13,640	$(8,914)	$(108)	$(7,154)	$(2,536)
Amortization of intangibles	578	16	—	4	598
Impairment of assets	7,619	10,312	—	—	17,931
Settlement of lawsuits	141	—	—	—	141
Stock-based compensation	—	—	—	471	471
Loss (gain) on sale of businesses and assets	(76)	6	—	258	188
Non-GAAP operating income (loss)	$21,902	$1,420	$(108)	$(6,421)	$16,793

GAAP operating margin	21.7%	(67.8)%	(49.5)%	(9.4)%	(3.3)%
Non-GAAP operating margin	34.9%	10.8%	(49.5)%	(8.4)%	22.0%

	For the Three Months Ended June 30, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,392	$1,701	$(300)	$(6,278)	$15,515
Amortization of intangibles	624	81	208	5	918
Impairment of assets	2,631	—	—	—	2,631
Settlement of lawsuits	57	6	—	—	63
Stock-based compensation	—	—	—	470	470
Loss (gain) on sale of businesses and assets	(153)	50	—	(2)	(105)
Non-GAAP operating income (loss)	$23,551	$1,838	$(92)	$(5,805)	$19,492

GAAP operating margin	32.7%	11.8%	(143.5)%	(8.1)%	20.1%
Non-GAAP operating margin	37.7%	12.8%	(44.0)%	(7.5)%	25.3%

Excluding certain items, the nine months ended June 30, 2024 and 2023 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	For the Nine Months Ended June 30, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$45,030	$(8,129)	$(581)	$(21,034)	$15,286
Amortization of intangibles	1,758	126	—	13	1,897
Impairment of assets	15,652	10,312	—	—	25,964
Settlement of lawsuits	308	—	—	—	308
Stock-based compensation	—	—	—	1,412	1,412
Loss (gain) on sale of businesses and assets	(70)	10	—	240	180
Non-GAAP operating income (loss)	$62,678	$2,319	$(581)	$(19,369)	$45,047

GAAP operating margin	24.6%	(21.0)%	(116.0)%	(9.5)%	6.9%
Non-GAAP operating margin	34.2%	6.0%	(116.0)%	(8.7)%	20.3%

	For the Nine Months Ended June 30, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$61,127	$5,323	$(653)	$(19,957)	$45,840
Amortization of intangibles	1,880	500	329	13	2,722
Impairment of assets	3,293	—	—	—	3,293
Settlement of lawsuits	3,174	9	—	—	3,183
Stock-based compensation	—	—	—	2,117	2,117
Loss (gain) on sale of businesses and assets	(734)	66	—	(24)	(692)
Gain on insurance	(48)	—	—	(43)	(91)
Non-GAAP operating income (loss)	$68,692	$5,898	$(324)	$(17,894)	$56,372

GAAP operating margin	34.8%	12.6%	(110.3)%	(9.1)%	21.0%
Non-GAAP operating margin	39.1%	14.0%	(54.7)%	(8.2)%	25.8%
Other Income/Expenses
Interest expense decreased by $76,000, or 1.8%, during the third quarter and increased by $775,000, or 6.6%, during the nine-month period primarily caused by a higher average debt balance mostly from seller-financed promissory notes from last years' acquisitions.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $6.0 million and $6.2 million for the quarters ended June 30, 2024 and 2023, respectively. As a percentage of revenue, total occupancy costs were 7.9% and 8.0% during the quarters ended June 30, 2024 and 2023, respectively. For the nine months ended June 30, 2024 and 2023, total occupancy costs were $17.9 million and $17.0 million, respectively. As a percent of revenue, total occupancy costs were 8.0% and 7.8%, respectively, during the nine-month period.

Income Taxes
Income taxes were a benefit of $1.4 million and an expense of $378,000 during the three and nine months ended June 30, 2024, respectively, compared to $2.3 million and $7.4 million during the three and nine months ended and June 30, 2023, respectively. The effective income tax expense rate was 21.5% and 12.0% for the three and nine months ended June 30, 2024 compared to 20.1% and 21.6% for the three and nine months ended June 30, 2023, respectively.The disproportionate tax rates during the nine months ended June 30, 2024, were caused by the decrease in the expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the pretax loss in the three months ended June 30, 2024, as presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Federal statutory income tax expense	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2%	2.1%	4.3%	3.4%
Permanent differences	(0.3)%	0.5%	3.2%	0.5%
Tax credit	(2.3)%	(3.7)%	(16.8)%	(3.4)%
Other	(0.1)%	0.1%	0.3%	0.1%
Total income tax expense	21.5%	20.1%	12.0%	21.6%
Income taxes decreased in dollar amount due to a pretax loss in the current quarter and a lower pretax income in the current nine-month period. Effective income tax rate decreased due to the acquisition of Texas-based clubs at the end of last year's second quarter and the additional tax credits from those acquisitions.
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) stock-based compensation, and (g) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 11.7% and 21.6% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2024 and 2023, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income or loss attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) impairment of assets, (c) income tax expense (benefit), (d) net interest expense, (e) settlement of lawsuits, (f) gains or losses on sale of businesses and assets, (g) gains or losses on insurance, and (h) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2024 and 2023 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(5,233)	$9,085	$2,767	$27,055
Income tax expense (benefit)	(1,426)	2,269	378	7,447
Interest expense, net	4,110	4,229	12,135	11,412
Depreciation and amortization	3,901	4,041	11,638	11,108
Impairment of assets	17,931	2,631	25,964	3,293
Settlement of lawsuits	141	63	308	3,183
Stock-based compensation	471	470	1,412	2,117
Loss (gain) on sale of businesses and assets	188	(105)	180	(692)
Gain on insurance	—	—	—	(91)
Adjusted EBITDA	$20,083	$22,683	$54,782	$64,832

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$(5,233)	$9,085	$2,767	$27,055
Amortization of intangibles	598	918	1,897	2,722
Impairment of assets	17,931	2,631	25,964	3,293
Settlement of lawsuits	141	63	308	3,183
Stock-based compensation	471	470	1,412	2,117
Loss (gain) on sale of businesses and assets	188	(105)	180	(692)
Gain on insurance	—	—	—	(91)
Net income tax effect	(1,554)	(812)	(3,475)	(2,258)
Non-GAAP net income	$12,542	$12,250	$29,053	$35,329

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	9,278,921	9,430,225	9,332,249	9,308,624
GAAP diluted earnings (loss) per share	$(0.56)	$0.96	$0.30	$2.91
Amortization of intangibles	0.06	0.10	0.20	0.29
Impairment of assets	1.93	0.28	2.78	0.35
Settlement of lawsuits	0.02	0.01	0.03	0.34
Stock-based compensation	0.05	0.05	0.15	0.23
Loss (gain) on sale of businesses and assets	0.02	(0.01)	0.02	(0.07)
Gain on insurance	0.00	0.00	0.00	(0.01)
Net income tax effect	(0.17)	(0.09)	(0.37)	(0.24)
Non-GAAP diluted earnings per share	$1.35	$1.30	$3.11	$3.80

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
Income (loss) from operations	$(2,536)	$15,515	$15,286	$45,840
Amortization of intangibles	598	918	1,897	2,722
Impairment of assets	17,931	2,631	25,964	3,293
Settlement of lawsuits	141	63	308	3,183
Stock-based compensation	471	470	1,412	2,117
Loss (gain) on sale of businesses and assets	188	(105)	180	(692)
Gain on insurance	—	—	—	(91)
Non-GAAP operating income	$16,793	$19,492	$45,047	$56,372

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income (loss) from operations	(3.3)%	20.1%	6.9%	21.0%
Amortization of intangibles	0.8%	1.2%	0.9%	1.2%
Impairment of assets	23.5%	3.4%	11.7%	1.5%
Settlement of lawsuits	0.2%	0.1%	0.1%	1.5%
Stock-based compensation	0.6%	0.6%	0.6%	1.0%
Loss (gain) on sale of businesses and assets	0.2%	(0.1)%	0.1%	(0.3)%
Gain on insurance	0.0%	0.0%	0.0%	0.0%
Non-GAAP operating income	22.0%	25.3%	20.3%	25.8%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At June 30, 2024, our cash and cash equivalents were approximately $34.9 million compared to $21.0 million at September 30, 2023. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2024, we had negative working capital of $5.6 million compared to negative working capital of $10.5 million as of September 30, 2023. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Operating activities	$40,233	$47,004
Investing activities	(17,090)	(57,047)
Financing activities	(9,219)	(2,353)
Net increase (decrease) in cash and cash equivalents	$13,924	$(12,396)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Net income (loss)	$2,773	$26,981
Depreciation and amortization	11,638	11,108
Impairment of assets	25,964	3,293
Deferred income tax benefit	(6,419)	(790)
Stock-based compensation	1,412	2,117
Net change in operating assets and liabilities	1,947	2,579
Other	2,918	1,716
Net cash provided by operating activities	$40,233	$47,004
Net cash provided by operating activities this current nine-month period decreased from last year's comparable period primarily due to lower income from operations, higher interest expense paid, and lower income tax refund received, partially offset by lower estimated income taxes paid.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Payments for property and equipment and intangible assets	$(19,219)	$(31,119)
Acquisition of businesses	—	(29,000)
Proceeds from sale of businesses and assets	1,950	2,811
Proceeds from insurance	—	91
Proceeds from notes receivable	179	170
Net cash used in investing activities	$(17,090)	$(57,047)
Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
New facilities, equipment, and intangible assets	$14,239	$24,970
Maintenance capital expenditures	4,980	4,949
Total capital expenditures	$19,219	$29,919
The capital expenditures during the nine months ended June 30, 2024 were composed mostly of construction projects in-progress, while those during the nine months ended June 30, 2023 were composed primarily of real estate and new equipment and furniture purchases for the newly acquired clubs. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Proceeds from debt obligations	$22,657	$11,595
Payments on debt obligations	(17,137)	(11,431)
Purchase of treasury stock	(12,775)	(98)
Payment of dividends	(1,674)	(1,580)
Payment of loan origination costs	(290)	(239)
Share in return of investment by noncontrolling partner	—	(600)
Net cash used in financing activities	$(9,219)	$(2,353)
We purchased 267,849 shares of our common stock at an average price of $47.69 during the nine months ended June 30, 2024, while we purchased 1,500 shares of our common stock at an average price of $65.02 during the nine months ended June 30, 2023. As of June 30, 2024, we have approximately $3.9 million authorization remaining to purchase additional shares. On July 11, 2024, our Board of Directors approved a $25.0 million increase in the Company's share repurchase program.
We paid $0.06 per share in quarterly dividends during the three quarters ended June 30, 2024, while we paid $0.05 per share during the first quarter and $0.06 per share during the second and third quarters for the three quarters ended June 30, 2023.

See Note 6 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations and Note 13 related to the term loan entered into after the balance sheet date. We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the nine months ended June 30, 2024 and 2023.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$40,233	$47,004
Less: Maintenance capital expenditures	4,980	4,949
Free cash flow	$35,253	$42,055
Our free cash flow for the nine-month period decreased by 16.2% compared to the comparable prior-year period primarily due to lower income from operations, higher interest expense paid, lower income tax refund received, and higher maintenance capital expenditures paid, partially offset by lower estimated income taxes paid.
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
The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Sales of alcoholic beverages	$100,665	7.2%	$93,937	12.5%	$83,504
Sales of food and merchandise	33,606	2.6%	32,757	(2.6)%	33,628
Service revenues	73,951	(5.1)%	77,916	14.9%	67,821
Other	14,148	1.6%	13,930	23.4%	11,289
Total revenues	$222,370	1.8%	$218,540	11.4%	$196,242
Net income attributable to RCIHH common stockholders	$2,767	(89.8)%	$27,055	(23.6)%	$35,429
Net cash provided by operating activities	$40,233	(14.4)%	$47,004	0.5%	$46,754
Adjusted EBITDA*	$54,782	(15.5)%	$64,832	3.7%	$62,516
Free cash flow*	$35,253	(16.2)%	$42,055	(5.2)%	$44,369
Debt (end of period)	$245,400	0.6%	$243,823	29.7%	$187,965
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
All thirteen of the existing Bombshells restaurants as of June 30, 2024 were located in Texas. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2024, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2023.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2024. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 1-30, 2024	7,303	$51.29	7,303	$12,664,618
May 1-31, 2024	62,124	$46.63	62,124	$9,767,659
June 1-30, 2024	133,203	$44.30	133,203	$3,866,599
	202,630	$45.27	202,630
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 8, 2024	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer